Form 10-K
period 1993-12-31
TERRA INDUSTRIES INC
filed 1994-03-03
CIK 722079

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1993   Commission file number: 1-8520

                             TERRA INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                                    Maryland
                        (State or other jurisdiction of
                         incorporation or organization)

                                   52-1145429
                                (I.R.S. Employer
                              Identification No.)

                                  Terra Centre
                               600 Fourth Street
                                 P. O. Box 6000
                                Sioux City, Iowa
                    (Address of principal executive offices)

                                   51102-6000
                                   (Zip Code)

       Registrant's telephone number, including area code: (712) 277-1340

Securities registered pursuant to Section 12(b) of the Act:


                                                                           Name of each exchange
                Title of each class                                         on which registered
                -------------------                                         -------------------
          Common Shares, without par value                               New York Stock Exchange
                                                                          Toronto Stock Exchange

          8- 1/2% Convertible Subordinated                               New York Stock Exchange
                Debentures Due 2012

Securities registered pursuant to Section 12(g) of the Act:    None

                                 ______________

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]  No [    ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at January 31, 1994, was approximately $244,500,000.

            On January 31, 1994, Registrant's outstanding voting stock consisted of 69,594,773 Common Shares, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1993. Certain information therein is incorporated by reference into Part I, Part II and Part IV hereof.

Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 3, 1994. Certain information therein is incorporated by reference into
Part III hereof.

                               TABLE OF CONTENTS

                                                                PART I
                                                                ------
ITEMS 1 and 2.  BUSINESS AND PROPERTIES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         EXECUTIVE OFFICERS OF TERRA INDUSTRIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                                               PART II
                                                               -------

ITEM 5.  MARKET FOR TERRA INDUSTRIES' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.  . . . . . . . . . . . . . . . . . . . . .  10

ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .  10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                                               PART III
                                                               --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF TERRA INDUSTRIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . .  11

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                                               PART IV
                                                               -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17


INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1

                                     PART I

Items 1 and 2.  BUSINESS AND PROPERTIES.

        Terra Industries Inc., a Maryland corporation ("Terra Industries"), conducts its ongoing operations in the United States through its wholly owned subsidiary, Terra International, Inc., a Delaware corporation ("Terra International"), and in Canada, through Terra International (Canada) Inc. ("Terra Canada"), an Ontario corporation and a wholly owned subsidiary of Terra International. The principal corporate office of both Terra Industries and Terra International is located at Terra Centre, 600 Fourth Street, Sioux City, Iowa 51102-6000 and their telephone number is 712-277-1340. Unless otherwise referred to herein or the context otherwise requires, Terra International and Terra Canada are together referred to as "Terra International."

        Terra International is a leading producer of fertilizer, and a leading marketer of fertilizer and crop protection products. Terra International also markets seed and provides various agricultural and other related services both in support of its product sales and on a stand-alone basis.



GENERAL

        Terra International, directly in the United States and in Canada, is engaged in the retail and wholesale marketing and distribution of fertilizers, crop protection, seed and other crop production products, some of which are proprietary and marketed under Terra International's own brand names. Terra International is also engaged in the production of fertilizer and the formulation of agricultural chemicals. Terra International's distribution network is comprised of approximately:

   o     350 farm service centers in North America;

   o     58 fertilizer storage facilities; and

   o     770 affiliated dealers serving growers in the 48 contiguous states.

   Terra International's production facilities are comprised of:

   o 3 nitrogen fertilizer plants located in Oklahoma (the "Woodward Facility"), Iowa (the "Port Neal Facility") and Ontario (the "Courtright Facility"),

   o 1 crop protection chemical formulation plant located in Arkansas (the "Blytheville Facility"); and

   o     7 additional liquid chemical formulation facilities.


        Terra International's Canadian operations were acquired, effective March 31, 1993, as a result of the acquisition by Terra International from ICI Canada Inc. ("ICI") of ICI's interest in the Agromarts(R) and the Courtright Facility. Terra Canada's farm service centers operate under the trademark "Agromart(R)," two of which are wholly owned by Terra Canada. The others are operated by corporations in which Terra Canada owns a 50% interest.


        On December 31, 1993, Terra International acquired from The Upjohn Company the business and most of the assets of Asgrow Florida Company ("Asgrow"), a leading distributor of fertilizer, crop protection products and seed to the vegetable, citrus and ornamental markets in Florida. These retail locations are initially being operated under the name "Terra Asgrow Florida."

   Terra International is organized and conducts its operations through two primary business units: Distribution and Manufactured Fertilizer.

DISTRIBUTION

   Terra International's Distribution business, which employed approximately 1,775 people as of December 31, 1993, manages a network of farm service centers and a distribution system for crop protection products, fertilizer and other crop production products and services. Through these operations, Terra International markets a comprehensive line of crop protection products (herbicides, insecticides, fungicides, adjuvants, plant growth regulators, defoliants and desiccants), fertilizers (nitrogen, phosphates, potash and micronutrients), seed and crop production services to farmers and dealers primarily in the midwestern, southern, southwestern and southeastern regions of the United States, and eastern regions of Canada. Approximately 60% of the Distribution business' revenues were attributable to retail sales to growers in 1993 while approximately 40% were attributable to wholesale sales to dealers. Terra International operates the largest independently-owned farm service center network in North America and is the second largest supplier (based on revenue) of crop production inputs.

   In addition to selling products required to grow crops, Terra International's sales representatives provide services to grower customers through Terra International's approximately 350 farm service center locations. These services include soil and plant tissue analysis and crop production program recommendations; custom blending of fertilizers; custom field application services for fertilizer and crop protection products; and field inspections for pest control and crop program performance follow-up.

   Terra International markets its products primarily to agricultural customers, including both dealers and growers. In connection with its product sales, the Company provides warehousing and delivery services and makes available to its dealer customers many of the services and training courses utilized by company-operated locations in support of the sales programs.

   Terra International also markets its products through its Professional Products group to non-farm customers, including turf growers, nurseries, golf courses, parks and athletic facilities. Terra International offers these customers herbicides, insecticides, fungicides, fertilizer, adjuvants, plant growth regulators, seed and agronomic services. Terra International's Professional Products personnel generally work through existing farm service center locations using established delivery systems and product lines.

   Terra International's Distribution operations are organized into the Northern and Southern Divisions and 13 regions. Field personnel receive regular training through Terra University(R), a series of courses designed to develop skills in agronomy, management, sales, environmental and personal safety, and field application. The field salespeople are supported by a full-service soil and plant tissue analysis laboratory, a staff of agronomists and a research station where the efficacy of various crop protection products and the performance of numerous seed varieties are tested.

   Terra International markets several major seed brands and, in its U.S. marketing area, is the largest independent seed distributor. Terra International focuses particular marketing efforts on its proprietary brand of corn hybrids, soybean and cotton seed varieties, which provide higher margins and represented approximately 20% of total seed sales in 1993. Terra International also sells DEKALB brand seed under a unique marketing and distribution agreement through Terra International's Corn Belt distribution network.

   Although most agricultural chemicals marketed by Terra International are manufactured by unaffiliated suppliers, Terra International also markets its own Riverside(R) brand agricultural chemicals. Terra International's Riverside(R) line includes over 100 products, nine of which were added in 1993. The Riverside(R) product line consists of herbicides, insecticides, fungicides, adjuvants, seed treatments, plant growth regulators, defoliants and desiccants. Terra International possesses and processes the registrations required by the United States Environmental Protection Agency (the "EPA") for its Riverside(R) pesticide products. Riverside(R) products represented approximately 16% of total crop protection product sales in 1993. The majority of Riverside(R) products are formulated and packaged in facilities owned by the Company. The Riverside(R) line includes several formulations produced exclusively by Terra International, but does not include proprietary agricultural chemicals. Riverside(R) products provide higher gross margins than most products manufactured by unaffiliated suppliers, but the sale of such products also involves additional indirect costs, including the cost of maintaining and disposing of excess inventory and potentially greater liability for product defects.

        Terra International offers its customers a complete production program, consisting of fertilizer, seed and chemicals for major field crops. Terra International's farm service centers utilize its Ag Analytical Services lab in Elida, Ohio to analyze nutrient levels of customer soil and plant tissue samples. The results of these tests are analyzed by Terra International's proprietary CropMaster(R) program, which provides specific, localized soil fertility recommendations for specific crops on a field-by-field basis. Crop input recommendations are provided via computer terminals at most Terra International locations, which are linked to a mainframe computer located at Terra International's headquarters in Sioux City, Iowa. Recommendations can be made for substantially all crops grown in Terra International's marketing geography. The program also provides "least cost" nutrient blending formula recommendations, makes seed variety recommendations based on hybrid characteristics and other factors important to the individual grower, and maintains crop input records for grower customers.

        For selected dealer customers, Terra International offers a services package called MarketMasterTM to enhance Terra International's relationship with these key dealers and increase sales. The package includes environmental and safety audits, special training courses, access to Terra International's Ag Analytical Services lab, use of CropMaster(R) and other services. There were approximately 475 MarketMasterTM dealer sites at December 31, 1993, and additional dealer sites are expected in 1994.

PRODUCT FORMULATIONS

        Terra International's Blytheville Facility formulates dry flowable ("DF") crop protection products and liquid crop protection chemicals in separate production lines at the same location. DF formulations are small, dry, water-dispersible granules that are mixed with water before application. Because of their dry form, the granules have several benefits compared with liquid formulations, including: easier package disposal, easier cleanup of accidental spills, absence of toxic solvents, no fumes, less weight, less space required for storage, and no product loss from freezing temperatures or settling. Because of these benefits, Terra International expects more agricultural chemicals will be offered to growers in DF form in the future.
The Blytheville Facility is one of 13 known DF plants in the U.S. and formulates eight DF products and six liquid products. Approximately 40% of the plant's volume in 1993 was attributable to Terra International's own Riverside(R) brand product line. Terra International has developed several DF formulations not available from any other producer or formulator. Terra International has also developed DF formulations for a number of companies that contract all or portions of their production at the Blytheville Facility.

        In 1988, Terra International formulated a fungicide for E. I. du Pont de Nemours and Company ("DuPont") at the Blytheville Facility. The fungicide was recalled and claims in excess of $90 million, plus punitive damages, were filed by third parties alleging damages from product use. Terra International originally assumed responsibility for the claims and, through its insurers, paid nearly $60 million in settlements to growers. Terra International later discovered evidence that it was not responsible for the claims and filed a lawsuit against DuPont in Iowa state court for reimbursement of prior claim payments to growers. During the fourth quarter of 1993, Terra International and DuPont reached a comprehensive settlement pursuant to which DuPont assumed responsibility for all pending product claims, and all litigation between the parties was dismissed. In addition, Terra International has resumed its role as a wholesale and retail distributor of DuPont agricultural products, a status that was interrupted during the product liability litigation.

MANUFACTURED FERTILIZER

        Terra International's Manufactured Fertilizer business, which employed 521 people as of December 31, 1993, produces, sells and delivers nitrogen fertilizers and selected animal feed ingredients to wholesale agribusiness customers and anhydrous ammonia products to industrial customers. Its principal customers are large independent dealers, national retail chains, cooperatives and industrial consumers. Its competitors are typically large national fertilizer distributors or producers of nitrogen fertilizers. Terra International is North America's fifth largest producer of anhydrous ammonia (the basic raw material for nitrogen fertilizers) and the fourth largest nitrogen solutions manufacturer. In 1993, fertilizer and feed ingredients manufactured by Terra International accounted for approximately 18% of Terra International's total sales.

        Terra International's nitrogen fertilizer manufacturing facilities, consisting of the Woodward Facility, the Port Neal Facility and the Courtright Facility (together, the "Manufacturing Facilities"), are integrated facilities for the production of anhydrous ammonia, urea liquor and nitrogen fertilizer solutions. In addition, the Port Neal and Courtright Facilities produce solid urea for both the feed and fertilizer markets.

   Each Manufacturing Facility is designed to operate continuously except for planned biennial shutdowns for maintenance or installation of efficiency improvements. The average utilization of the Port Neal, Woodward and Courtright Facilities over the last three years was approximately 92%, 95%, and 91%, respectively. Utilization for the Port Neal Facility during 1992 was adversely affected by an extended shutdown for capital improvements and planned maintenance, which took longer to complete than originally scheduled. As a result of the capital improvements, annual anhydrous ammonia production capacity increased by approximately 70,000 tons in 1993.

        Approximately 90% of Terra International's fertilizer production is sold to independent dealers, national retail chains, cooperatives and industrial consumers. The remaining ten percent is sold through Terra International's farm service centers to retail customers.


        During 1993, Terra International began implementation of plans to co-produce methanol and ammonia at its Woodward Facility. The total project is expected to be completed in the first half of 1994 and will enable the Company to convert a portion of that plant's ammonia production to up to 400 tons per day of methanol, depending on the relative demand of ammonia and methanol. The project cost is estimated to be $15 million.

        The acquisition of the Courtright Facility in the second quarter of 1993 added approximately 450,000 tons of capacity to the Company's production of anhydrous ammonia, 130,000 tons of urea liquor capacity, 140,000 tons of UAN capacity and 115,000 tons of ammonium nitrate capacity. The Courtright Facility's urea liquor and granulation capacity are expected to increase as a result of a plant upgrade project, announced in February 1994. The project is expected to be completed in 1995 and will enable Terra Canada to replace 65,000 tons of annual industrial ammonia sales with higher value urea and nitrogen solution sales. The project cost is estimated to be approximately $20 million and is expected to be funded through lease financing.

CREDIT

        A substantial portion of Terra International's sales to its grower and dealer customers is made on credit terms customary in the industry. During the third quarter of 1992, Terra International established a grower financing program to provide crop input financing to certain grower customers for all operating requirements on extended payment terms. In 1993 Terra International provided approximately $25 million in financing to grower customers under this program and expects to finance about $50 million in 1994.

SUPPLY

        Reliable sources for supply of crop inputs at competitive prices are critical to Terra International's Distribution business. Terra International purchases products from various chemical and fertilizer suppliers at prevailing market prices. Terra International has entered into purchase agreements with basic chemical and fertilizer manufacturers to help ensure an adequate supply of products for its grower and dealer customers through 1994. Terra International also purchases various chemicals and catalysts used in manufacturing and formulation. Availability of these materials is currently considered adequate to meet production needs.

        The principal raw material used by Terra International in its nitrogen fertilizer manufacturing operations at its Manufacturing Facilities is natural gas. Natural gas costs comprised approximately 50% of the total costs and expenses associated with Terra International's Manufactured Fertilizer operations during 1993.

        Terra International currently purchases natural gas from various suppliers, principally under 12-month gas supply contracts with a combination of fixed and market price terms, and engages in the use of other forward pricing mechanisms to protect against significant unexpected increases in the price of natural gas. Terra International has minimized the risk of interruption or curtailment of its natural gas supply during the heating season of 1993-1994 by securing firm contracts for the majority of the natural gas requirements for its Manufacturing Facilities. Approximately 40% of Terra International's 1994 natural gas requirements have been set by forward pricing mechanisms.

TRANSPORTATION

        Terra International uses several modes of transportation to receive and distribute products to customers and its own locations, including railroad and tank cars, common carrier trucks, barges, common carrier pipelines and company-owned or leased vehicles. During 1993, Terra International operated 35 liquid, 21 dry and two anhydrous ammonia fertilizer terminal storage facilities strategically located in 18 states and Ontario to help ensure efficient movement and seasonal product availability. Terra International also has varying amounts of warehouse space at each of its farm service center locations.

        Through Terra Express, Inc. and Terra Express of Oklahoma, Inc., wholly owned truck transportation subsidiaries of Terra International (together, "Terra Express"), Terra International provides transportation services to its own facilities and customers as a contract carrier. Terra Express utilizes approximately 90 owner-operated units and twenty company-owned units to deliver fertilizer, crop protection products, seed, feed ingredients and other products for its customers and Terra International's own locations. At its Manufacturing Facilities, its Blytheville Facility and liquid fertilizer storage locations, Terra International utilizes railcars as the major method of transportation. All of Terra International's approximately 1,100 railcars are leased.

        Purchased gas is transported to the Port Neal Facility via an interstate pipeline operating as an open access natural gas transporter. Under a Federal Energy Regulatory Commission order, Terra International maintains facilities for direct access to its interstate pipeline shipper, avoiding additional costs of local utility services. Terra International transports purchased natural gas for its Woodward Facility through an intrastate pipeline that is not an open access carrier; however, Terra International is able to transport gas supplies from any in-state source connected to the widespread pipeline system. The Courtright Facility utilizes local gas storage service provided by a local utility, and purchased gas is transported from western Canada through the TransCanada Pipeline under various delivery contracts.

RESEARCH AND DEVELOPMENT

        Terra International operates a 70-acre Agronomy Research Station near its Port Neal Facility for product and program development and testing, and routinely conducts product evaluation and testing with growers and universities. Terra International also develops DF and other chemical formulations for its Riverside(R) product line and for basic chemical products at its product development laboratory located in Blytheville, Arkansas.

CAPITAL EXPENDITURES

        Terra International made capital expenditures of approximately $21.6 million in 1993, of which approximately $6.9 million was used to modify the Woodward Facility to permit the co-production of methanol (the "Methanol Project"), and the balance for routine replacements of property, plant and equipment, and farm service center expansion. In 1994, Terra International expects to make capital expenditures of approximately $27 million, consisting of approximately $8 million to complete the Methanol Project, and the balance for routine replacements of property, plant and equipment, energy efficiency improvements to each of the Manufacturing Facilities, and for the expansion of farm service centers. Capital expenditures in 1993 exclude capital costs associated with the acquisition by Terra International of its Canadian operations from ICI and the acquisition of certain assets from Asgrow, and the acquisition of additional farm service centers. Expected 1994 capital expenditures exclude capital costs associated with significant acquisitions that may be made in 1994.

PROPERTIES

        Terra Industries and Terra International maintain their headquarters in Sioux City, Iowa, in an office building owned by Terra Real Estate Corporation, a wholly owned subsidiary of Terra International. Terra International owns the Port Neal and Woodward Facilities, and Terra Canada leases the Courtright Facility. The Courtright Facility lease is for a four-year term expiring in April 1997, and provides Terra Canada with an option to purchase the facility during the term of the lease and upon expiration thereof. If at the end of the lease-term Terra Canada elects not to exercise its purchase option, Terra International must pay to the lessor approximately $40 million (Canadian) subject to reimbursement based on the proceeds realized on the sale of the Courtright Facility by the lessor.

        The Blytheville Facility was purchased from the City of Blytheville, Arkansas at the expiration of the lease term in December 1993, for a nominal amount.

        Terra International's farm service centers are located on a combination of owned and leased property. The leases have varying expiration dates through 2007. All but two of the Agromarts acquired by Terra Canada during the second quarter of 1993 are owned by corporations in which Terra Canada owns a 50% interest, and are owned in fee by such corporations.

        Terra International leases space at 40 liquid and dry fertilizer storage locations with an average remaining lease life of 12 months from December 31, 1993. Each location may have several leases respecting different products distributed by Terra International. Terra International owns six fertilizer solution storage facilities. In addition, Terra International maintains certain contractual relationships with terminal facilities respecting the distribution of dry bulk product, anhydrous ammonia and other manufactured and distributed products.

EMPLOYEES

        Terra International had approximately 2,390 full-time employees at December 31, 1993, none of whom were covered by a collective bargaining agreement. In addition, Terra International, which annually hires temporary employees on a seasonal basis, hired approximately 1,500 temporary employees during its spring selling season in 1993.

SEASONALITY

   The agricultural products business is seasonal, based upon the planting, growing and harvesting cycles. As a result, inventories must be accumulated in the first few months of the calendar year to be available for seasonal sales, requiring significant storage capacity. Inventory accumulations are financed by suppliers or short-term borrowings, which are retired with the proceeds of the sales of such inventory. In times of lower demand, Terra International can reduce purchases, thereby decreasing inventory carrying costs.

COMPETITIVE POSITION

   The market for fertilizer, crop protection products, seed and services for agriculture is highly competitive. Nationally, sales attributable to Terra International's farm service centers accounted for less than 10% of total crop production products. However, within the specific market areas served by its farm service centers, Terra International's share of the market was substantially higher. Terra Internatonal's competitors include cooperatives, divisions of diversified agribusiness companies, regional distributors and independent dealers. Terra International competes primarily by providing a comprehensive line of product offerings and by providing value-added services to growers and dealers.

   Terra International competes with other manufacturers of nitrogen fertilizer principally on the basis of price, delivery terms and availability of products.

             ENVIRONMENTAL PROTECTION AND OTHER REGULATORY MATTERS

   Terra International's operations are subject to various federal, state and local environmental protection regulations, including EPA guidelines for effluent limitations on the waste water discharged by processing units and the emissions control requirements of the Clean Air Act. Terra Canada's operations are subject to various federal and provincial regulations, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act. Terra International and Terra Canada are also involved in the manufacture, handling, transportation and storage of materials that are classified as hazardous or toxic by federal, provincial or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials.

   Terra International has been notified by the EPA that it is a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") in the Matter of Valley Chemical Site, Greenville, Mississippi. Other companies have been named PRPs. Under CERCLA, all PRPs may be held jointly and severally liable for the costs of investigation and remediation of an environmentally damaged site. The EPA has requested that the PRPs remove and dispose of contaminated soils and other materials at the site but has not at this time required the PRPs to develop and implement a permanent remediation plan. Terra International leased a portion of this site for part of 1986 and 1987, and information obtained by Terra International indicates the soil contamination occurred prior to the commencement of such lease. Current estimates of the cost to remove and dispose of the contaminated materials and the portion, if any, of which Terra International may be liable are not deemed by management to be material.

   Terra International has also been designated as PRPs under CERCLA or its analogues under similar state and other legislation and regulations in connection with its respective ownership of other sites. After consideration of such factors as the number and levels of financial responsibility of other PRPs, the existence of contractual indemnities, the availability of defenses and the speculative nature of the costs involved, Terra International's management believes that its liability with respect to these matters will not be material.

   Certain state regulatory agencies have enacted requirements to provide secondary containment for bulk agricultural chemical storage facilities present at Terra International's farm service centers. The remaining states are expected to adopt similar requirements pursuant to federal mandate. Terra International has commenced construction of these facilities at its farm service centers and estimates that the future cost of complying with these regulations will be approximately $5 million.

        Terra International endeavors to comply in all material respects with applicable environmental, safety and health regulations. Terra International does not expect its continued operation in compliance with such regulations to have a material adverse effect on its earnings or competitive position.

                            DISCONTINUED OPERATIONS

        During 1993 Terra Industries disposed of its leasing and substantially all of its construction materials businesses for approximately $24.4 million, and substantially completed the liquidation of its remaining non-agribusiness properties. A discussion of each of Terra Industries' remaining discontinued businesses follows.

CONSTRUCTION MATERIALS

        In September 1993 Terra Industries sold its interest in LTM, Incorporated, Rogue Aggregates, Inc. and W.B.R., Inc., which did business under the name "Concrete, Inc.", for approximately $18.5 million. Terra Industries' remaining construction materials business, El Rancho Rock & Sand, Inc. ("El Rancho") is currently being liquidated and reclaimed as required under its reclamation plan with San Joaquin County, California. Terra Industries' management does not expect the net proceeds, if any, from the liquidation of El Rancho to be material.

METALS MINING

        Beryllium. During the third quarter of 1993, Terra Industries acquired the remaining 50% interest in Alloy Research, Inc. ("ARI") not already owned by Terra Industries. ARI, directly and indirectly, through its wholly owned subsidiary Specialloy, Inc. ("Specialloy"), produces metal alloys, including beryllium copper alloys. The original 50% interest in ARI was acquired by Terra Industries in 1990. Terra Industries is currently attempting to sell its interest in ARI and Specialloy.

        Gold. Subsidiaries of Terra Industries and Minorco (U.S.A.) Inc., a majority shareholder of Terra Industries, are partners of Western Gold Exploration and Mining Company, Limited Partnership ("WestGold"), a limited partnership. In 1990, WestGold commenced the liquidation of its operations, which is now substantially complete. Terra Industries' management does not expect the net proceeds, if any, from the liquidation of WestGold to be material.

ITEM 3.     LEGAL PROCEEDINGS.

   Various legal proceedings are pending against Terra Industries and its subsidiaries. Management of Terra Industries considers that the aggregate liability, if any, resulting from these proceedings will not be material to Terra Industries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No items were submitted to a vote of security holders of Terra Industries during the fourth quarter of the 1993 fiscal year.

                     EXECUTIVE OFFICERS OF TERRA INDUSTRIES

            The following paragraphs set forth the name, age and offices with Terra Industries of each present executive officer of Terra Industries, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

                                                            Present positions and offices with Terra Industries
                         Name and age                       and principal occupations during the past five years
                         ------------                       ----------------------------------------------------
             John S. Burchfield (53)               Vice President  - Human  Resources of Terra  Industries since  April,
                                                   1992; Vice  President  -  Human  Resources of  Aon  Corporation  from
                                                   January  1989 to  August 1991;  Vice President  - Human  Resources of
                                                   Denny's International prior thereto.

             Gregory J. Duerksen (36)              Vice President  - Business  Development of Terra  International since
                                                   November,  1993; Vice  President  - Marketing  &  Development thereof from February 1988 to November 1993.

             Burton M. Joyce (52)                  President  and Chief Executive Officer  of Terra Industries since May
                                                   1991; Executive  Vice President  and Chief Operating  Officer thereof from February 1988 to May 1991.

             Francis G. Meyer (42)                 Vice  President  - Chief  Financial  Officer  and Treasurer  of Terra
                                                   Industries since  November 1993; Controller thereof  from August 1991 to November 1993; Vice President -  Controller of Terra International
                                                   from June 1986 to August 1991.

             Reuben F. Richards (64)               Chairman  of the Board of Terra Industries since December 1982; Chief
                                                   Executive Officer thereof from December  1982 to May 1991;  President thereof from July 1983 to May 1991.

             W. Mark Rosenbury (46)                Executive  Vice  President  and  Chief  Operating  Officer  of  Terra
                                                   Industries  since  November  1993;  Vice  President,  Chief Financial
                                                   Officer and  Treasurer thereof since August 1991;  Vice President and
                                                   Corporate Controller thereof from January 1987 to August 1991.

             George H. Valentine (45)              Vice  President, General  Counsel  and Corporate  Secretary  of Terra
                                                   Industries  since  November   1993;  Assistant  General  Counsel   of
                                                   Household International, Inc. from February 1986 to November 1993.

            There are no family relationships among the executive officers and directors of Terra Industries or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Officers of Terra Industries are elected annually to serve until their respective successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR TERRA INDUSTRIES' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            Information with respect to the market for Terra Industries' common equity and related stockholder matters contained in Terra Industries' 1993 Annual Report to Stockholders under the caption "Quarterly Financial and Stock Market Data (Unaudited)" is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

        Information with respect to selected financial data contained in Terra Industries' 1993 Annual Report to Stockholders under the caption "Financial Summary" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            Information with respect to management's discussion and analysis of financial condition and results of operations contained in Terra Industries' 1993 Annual Report to Stockholders under the caption "Financial Review" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The consolidated financial statements, together with the report of independent accountants thereon, the information contained under the caption "Quarterly Financial and Stock Market Data (Unaudited)" contained in Terra Industries' 1993 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not Applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF TERRA INDUSTRIES.

             Information with respect to directors of Terra Industries under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra Industries to be held on May 3, 1994, is incorporated herein by reference. Information with respect to executive officers who are not also directors of Terra Industries appears under the caption "Executive Officers of Terra Industries" in Part I hereof and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

             Information with respect to executive compensation under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" in the Proxy Statement for the Annual Meeting of Stockholders of Terra Industries to be held on May 3, 1994, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra Industries to be held on May 3, 1994, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Information with respect to certain relationships and related transactions under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement for the Annual Meeting of Stockholders of Terra Industries to be held on May 3, 1994, is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

       1. Consolidated Financial Statements of Terra Industries and its subsidiaries (incorporated herein by reference to Terra Industries' 1993 Annual Report to Stockholders).

                 Consolidated Statements of Financial Position at December 31, 1993 and 1992.

                 Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

                 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991.

                 Notes to the Consolidated Financial Statements.

                 Independent Auditors' Report.

                 Quarterly Production Data (Unaudited).

                 Quarterly Financial and Stock Market Data (Unaudited).

                 Stockholders and Dividends.

                 Financial Summary.

       2.    Index to Financial Statement Schedules

                 See Index to Financial Statement Schedules of Terra Industries and its subsidiaries at page S-1.

       3.    Other Financial Statements

                 Individual financial statements of Terra Industries' subsidiaries are omitted because all such subsidiaries are included in the consolidated financial statements being filed. Individual financial statements of 50% or less owned persons accounted for on the equity method have been omitted because such 50% or less owned persons considered in the aggregate, as a single subsidiary, would not constitute a significant subsidiary.

(b)    EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       1. Amended and Restated Deferred Compensation Agreement made as of May 1, 1991, by and between Terra Industries and R. F. Richards filed as Exhibit 10 to Terra Industries' Form 8-K dated September 30, 1991.

       2. Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries' Form 10-Q for the fiscal quarter ended March 31, 1991.

       3.    1992 Executive Incentive Plan of Terra Industries filed as Exhibit
             10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1991.

       4.    1992 Stock Incentive Plan of Terra Industries filed as Exhibit
             10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992.

       5. Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992.

       6. Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992.

       7. Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992.

       8. 1993 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.10 to Terra Industries' Form 10-K for the year ended December 31, 1992.

       9. Excess Benefit Plan of Terra Industries as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992.

       10. Restricted Stock Agreement of Burton M. Joyce dated May 1, 1991, filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1992.

       11. Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993.

       12. Retirement/Consulting Agreement, dated as of May 13, 1993 by and between Paul D. Foster and Terra International, filed as Exhibit
             10.1.2 to Terra Industries' Form 10-K for the year ended December 31, 1993.

       13. Consulting Agreement dated as of December 30, 1993, by and between Paul D. Foster and Terra International, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1993.

       14. 1994 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1993.

(c)    REPORTS ON FORM 8-K

       The following report on Form 8-K was filed during the fourth quarter of 1993:

             Form 8-K dated October 26, 1993, Item 5.

(d)    Exhibits

3.1.1 Articles of Restatement of Terra Industries filed with the State of Maryland on September 11, 1990, filed as Exhibit 3.1 to Terra Industries' Form 10-K for the year ended December 31, 1990, is incorporated herein by reference. [8 pages].

3.1.2 Articles of Amendment of Terra Industries filed with the State of Maryland on May 6, 1992, filed as Exhibit 3.1.2 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [2 pages].

3.2 By-Laws of Terra Industries, as amended through August 7, 1991, filed as Exhibit 3 to Terra Industries' Form 8-K dated September 30, 1991, is incorporated herein by reference. [12 pages].

4.1.1 Indenture dated as of May 31, 1987, from Terra Industries to Mellon Bank, N.A., as Trustee, including form of Debenture, filed as Exhibit 4 to Amendment No. 2 to the Registration Statement on Form S-3 (Registration No. 33-14171) filed by Terra Industries on June 11, 1987, is incorporated herein by reference. [105 pages].

4.1.2 Revolving Credit Agreement dated as of November 24, 1992, among Terra International, Inc., CitiCorp USA, Inc., Mellon Bank, N.A., Continental Bank N.A., First Bank National Association, NationsBank of Texas, N.A. and Rabobank Nederland, filed as
             Exhibit 4.1.2 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

4.1.3 First Amendment Agreement, dated as of March 26, 1993, by and between Terra International, Inc., the Lenders listed on the signature page thereto, and CitiCorp USA, Inc., as agent to Lenders. [17 pages].

4.1.4 Second Amendment Agreement, dated as of December 30, 1993, by and between Terra International, Inc., the Lenders listed on the signature page thereto, and CitiCorp USA, Inc., as agent for the Lenders. [13 pages].

             Other instruments defining the rights of holders of long-term debt of Terra Industries and its subsidiaries are not being filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Terra Industries and its subsidiaries on a consolidated basis. Terra Industries agrees to furnish a copy of any instrument to the Securities and Exchange Commission upon request.

10.1.1 Amended and Restated Deferred Compensation Agreement made as of May 1, 1991, by and between Terra Industries and R. F. Richards filed as Exhibit 10 to Terra Industries' Form 8-K dated September 30, 1991, is incorporated herein by reference. [4 pages].

10.1.2 Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries' Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference. [1 page]

10.1.3       1992 Executive Incentive Plan of Terra Industries filed as Exhibit
             10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1991, is incorporated herein by reference. [3 pages].

10.1.4       1992 Stock Incentive Plan of Terra Industries filed as Exhibit
             10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [8 pages].

10.1.5 Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated. herein by reference. [4 pages].

10.1.6 Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [4 pages].

10.1.7 Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [4 pages].

10.1.8 1993 Incentive Award Program for Officers and Key Executives of Terra Industries, filed as Exhibit 10.1.10 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [3 pages].

10.1.9 Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993. [19 pages.]

10.1.10 Excess Benefit Plan of Terra Industries as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [2 pages].

10.1.11 Restricted Stock Agreement of Burton M. Joyce dated May 1, 1991, filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [2 pages].

10.1.12 Retirement/Consultant Agreement, dated as of May 13, 1993, by and between Paul D. Foster and Terra International. [4 pages].

10.1.13 Consulting Agreement, dated as of December 30, 1993, by and between Paul D. Foster and Terra International. [2 pages].

10.1.14 1994 Incentive Award Program for Officers and Key Executives of Terra Industries. [3 pages].

10.2 Asset Sale and Purchase Agreement among Inspiration Consolidated Copper Company and Cyprus Miami Mining Corporation and Cyprus Christmas Mine Corporation dated as of June 30, 1989, filed as
             Exhibit 10.19 to Terra Industries' Form 10-Q for the quarter ended September 30, 1989, is incorporated herein by reference. [83 pages].

10.3.1 Stock Purchase Agreement, dated as of June 14, 1991, among Minorco, Kirkdale Investments Limited, Terra Industries and Hudson Holdings Corporation, filed as Exhibit 2 to Terra Industries' Form 8-K dated June 14, 1991, is incorporated herein by reference. [55 pages].

10.3.2 Amended and Restated Stock Purchase Agreement, dated as of July 31, 1991, among Minorco, Kirkdale Investments Limited, Terra Industries and Hudson Holdings Corporation, filed as Exhibit 1 to Terra Industries' Form 8-K dated July 31, 1991, is incorporated herein by reference. [62 pages].

10.3.3 Option Agreement, dated as of June 14, 1991, among Kirkdale Investments Limited and Terra Industries, filed as Exhibit 3 to Terra Industries' Form 8-K dated June 14, 1991, is incorporated herein by reference. [16 pages].

10.3.4 Amendment to Stock Option Agreement, dated July 31, 1991, among Minorco, Kirkdale Investments Limited and Terra Industries, filed as Exhibit 2 to Terra Industries' Form 8-K dated July 31, 1991, is incorporated herein by reference. [3 pages].

10.4 Asset and Sale Purchase Agreement, dated as of April 8, 1993, by and between Terra International, Inc., Terra International (Canada) Inc. and ICI Canada Inc., filed as Exhibit A to Terra Industries' Form 8-K dated April 8, 1993, is incorporated herein by reference. [95 pages].

10.5 Asset Purchase Agreement, dated as of December 30, 1993, by and between Terra International, Inc., The Upjohn Company and Asgrow Florida Company, filed as Exhibit A to Terra Industries' Form 8-K dated December 31, 1993, is incorporated herein by reference. [71 pages].

10.6 Lease, dated as of April 8, 1993, between W. Patrick Moroney and Terra International (Canada) Inc. [42 pages].

13 Financial Review and Consolidated Financial Statements as Contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1993. [32 pages].

21           Subsidiaries of Terra Industries.  [3 pages].

24           Powers of Attorney [8 pages].

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Terra Industries has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TERRA INDUSTRIES INC.


                        By:  /s/ George H. Valentine
                            -------------------------
                             George H. Valentine
                             Vice President, General Counsel and
                              Corporate Secretary

Date:  March 3, 1994

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Terra Industries and in the capacities and on the dates indicated:

Signature                             Title                                                Date
- ---------                             -----                                                ----
*                                     Chairman of the Board                                March 3, 1994
- -------------------------------
Reuben F. Richards

*                                     Chief Executive Officer, President                   March 3, 1994
- -------------------------------       and Director
Burton M. Joyce                       (Principal Executive Officer)


*                                     Vice President, Chief Financial                      March 3, 1994
- -------------------------------       Officer
Francis G. Meyer                      (Principal Financial Officer and
                                      Principal Accounting Officer)


*                                     Director                                             March 3, 1994
- -------------------------------
Carol L. Brookins

*                                     Director                                             March 3, 1994
- -------------------------------
Edward M. Carson

*                                     Director                                             March 3, 1994
- -------------------------------
David E. Fisher

*                                     Director                                             March 3, 1994
- -------------------------------
Basil T.A. Hone

*                                     Director                                             March 3, 1994
- -------------------------------
John R. Norton III

*                                     Director                                             March 3, 1994
- -------------------------------
Henry R. Slack



*By:   /s/ Francis G. Meyer
       ----------------------------------------
       Francis G. Meyer
       Attorney-in-Fact

          INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS


                                                                                                  Page
                                                                                                  ----
Report of Deloitte & Touche on Financial Statement Schedules  . . . . . . . . . . . . . . . . . .  S-2

Consent of Deloitte & Touche  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-2

Report of Price Waterhouse on Financial Statements for Fiscal Year Ended
         December 31, 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-3

Consent of Price Waterhouse . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-4

Schedule No.
- ------------

         II      Amounts Receivable from Related Parties and Employees, Underwriters
                 Promoters, Employees Other than Related Parties:
                 Years Ended December 31, 1993, 1992 and 1991   . . . . . . . . . . . . . . . . .  S-5

        III      Condensed Financial Information of Registrant  . . . . . . . . . . . . . . . . .  S-6

         V       Property, Plant & Equipment:
                 Years Ended December 31, 1993, 1992 and 1991.  . . . . . . . . . . . . . . . . .  S-10

         VI      Accumulated Depreciation, Depletion and Amortization of
                 Property, Plant and Equipment:
                 Years Ended December 31, 1993, 1992 and 1991.  . . . . . . . . . . . . . . . . .  S-11

         VIII    Valuation and Qualifying Accounts:
                 Years Ended December 31, 1993, 1992 and 1991.  . . . . . . . . . . . . . . . . .  S-12

         IX      Short-Term Borrowings:
                 Years Ended December 31, 1993, 1992 and 1991.  . . . . . . . . . . . . . . . . .  S-13

         X       Supplementary Income Statement Information:
                 Years Ended December 31, 1993, 1992 and 1991   . . . . . . . . . . . . . . . . .  S-14

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                        INDEPENDENT AUDITORS' REPORT ON
                         FINANCIAL STATEMENT SCHEDULES



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TERRA INDUSTRIES INC.:

  We have audited the consolidated financial statements of Terra Industries Inc. as of December 31, 1993 and 1992, and for each of the two years then ended, and have issued our report thereon dated February 1, 1994; such financial statements and report are included in the 1993 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the Financial Statement Schedules of Terra Industries Inc. listed in Item 14(a) of this Form 10-K. These Financial Statement Schedules are the responsibility of the management of Terra Industries Inc.
Our responsibility is to express an opinion based on our audits. In our opinion, such Financial Statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE

Omaha, Nebraska
February 1, 1994



                         INDEPENDENT AUDITORS' CONSENT

  We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Registration Nos. 33-46735, 33-46734, 33-30058 and 33-4939) and Registration Statements on Form S-3 (Registration Nos. 2-90808, 2-84876 and 2-84669) of Terra Industries Inc. of our report dated February 1, 1994, included in the 1993 Annual Report to Stockholders of Terra Industries Inc. which is incorporated by reference in this Form 10-K. We also consent to the incorporation by reference in such Prospectuses of our report on the Financial Statement Schedules, appearing above.





DELOITTE & TOUCHE

Omaha, Nebraska
February 28, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
 and Stockholders of
 Terra Industries Inc.



In our opinion, the consolidated financial statements listed in the index under
Item 14(a)(1) and (2) on page 11 of the 1993 Annual Report on Form 10-K present fairly, in all material respects, the results of operations, cash flows and changes in stockholders' equity of Terra Industries Inc. and its subsidiaries for the year ended December 31, 1991, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Terra Industries Inc. for any period subsequent to December 31,1991.



PRICE WATERHOUSE



February 13, 1992
New York, New York

                       CONSENT OF INDEPENDENT ACCOUNTANTS



  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 2-90808, 2-84876 and 2-84669) and Form S-8 (Registration Nos. 33-30058,
33-4939, 33-46734 and 33-46735) of Terra Industries Inc. of our report dated February 13, 1992 appearing on page S-3 of this Annual Report on Form 10-K.



PRICE WATERHOUSE



New York, New York
March 1, 1994

                                                                 SCHEDULE II
                            TERRA INDUSTRIES INC.

          AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                Years Ended December 31, 1993, 1992, and 1991
                ---------------------------------------------
                                (in thousands)

                                                                                         Ending Balance
                                                                                     ----------------------
                                      Beginning                                                      Non-
Name of Debtor                        Balance     Additions         Deductions       Current        Current
- -----------------------------------------------------------------------------------------------------------

Year ended December 31, 1993:
- -----------------------------

   Not applicable

Year ended December 31, 1992:
- -----------------------------

   Alloy Research, Inc.               $ 5,000     $ 1,500           $ (6,500) (a)    $     -        $     -
   Employees as a group                    12           -                (12)              -              -
                                      -------     -------           --------         -------        -------
      TOTAL                           $ 5,012     $ 1,500           $ (6,512)        $     -        $     -
                                      -------     -------           --------         -------        -------
                                      -------     -------           --------         -------        -------

Year ended December 31, 1991:
- -----------------------------

   Alloy Research, Inc.               $     -     $ 5,000           $      -         $ 5,000        $     -
   Employees as a group                    29           -                (17) (b)         12              -
                                      -------     -------           --------         -------        -------
Total U.S. Subsidiaries                    29       5,000                (17)          5,012              -
                                      -------     -------           --------         -------        -------

NON-UNITED STATES
  Officers/Directors
      S. R. Horne                         128           -               (128) (b)          -              -
  Employees as a group                  1,065           -             (1,065) (b)          -              -
                                      -------     -------           --------         -------        -------
Total Non-U.S. Subsidiaries             1,193           -             (1,193)              -              -
                                      -------     -------           --------         -------        -------

    TOTAL                             $ 1,222     $ 5,000           $ (1,210)        $ 5,012        $     -
                                      -------     -------           --------         -------        -------
                                      -------     -------           --------         -------        -------


(a) For 1992 the Corporation reclassified the accounts receivable of Alloy Research, Inc. to Net Assets of Discontinued Operations.

(b) Represents amounts collected.

                             TERRA INDUSTRIES INC.
                                (Parent Company)

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                        STATEMENTS OF FINANCIAL POSITION

(in thousands)                                                                                          December 31,
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               1993                1992
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and short-term investments                                                             $    24,249         $     84,495
   Accounts receivable, net                                                                          1,016                  323
   Deferred tax asset - current                                                                     26,011               22,660
   Other current assets                                                                              4,337                  226
- ------------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                             55,613               107,704
- ------------------------------------------------------------------------------------------------------------------------------------
   Investment in and advances to Terra International, Inc.                                         259,961              153,269
   Deferred tax asset - non-current                                                                 24,742               23,599
   Investment in and advances to discontinued subsidiaries                                           3,488               43,693
   Other assets                                                                                      9,226                2,057
- ------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                $   353,030        $     330,322
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Income taxes payable                                                                        $    12,912         $     10,656
   Accrued and other liabilities                                                                     8,466                9,980
- ------------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                        21,378               20,636
- ------------------------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                                                   72,057               72,057
   Other liabilities                                                                                16,127               16,153
- ------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                               109,562              108,846
- ------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Capital stock                                                                                   122,257              106,243
   Paid-in capital                                                                                 516,128              531,609
   Accumulated deficit                                                                            (394,917)            (416,376)
- ------------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                      243,468              221,476
- ------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                                  $   353,030        $     330,322
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.
                                (Parent Company)

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(in thousands, except per-share amounts)                                               For the Year Ended December 31,
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                               1993               1992                 1991
- ------------------------------------------------------------------------------------------------------------------------------------
INCOME
   Equity in earnings of Terra International, Inc.                        $      26,691        $    10,029         $     17,749
   Interest and other income                                                        140              2,808                  950
- ------------------------------------------------------------------------------------------------------------------------------------
Total income                                                                     26,831             12,837               18,699
- ------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Selling, general and administrative expense                                    5,929              4,813                8,480
   Depreciation and amortization                                                   ---                ---                    99
   Interest expense                                                               5,853              5,760                8,040
   Income tax benefit                                                            (7,796)            (2,430)              (9,953)
- ------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                    3,986              8,143                6,666
- ------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                22,845              4,694               12,033
Discontinued operations:
   Equity in operations of discontinued
    subsidiaries, net of taxes                                                     ---              (4,025)               1,192
   Gain (loss) on disposition, net of taxes                                        ---               2,360             (170,000)
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items and
 cumulative effect of accounting changes                                         22,845              3,029             (156,775)
Extraordinary gain on early retirement of debt                                     ---               ---                  5,115
Cumulative effect of accounting changes                                            ---              28,000                 ---
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                22,845             31,029             (151,660)
Cash dividends paid to common stockholders                                      (1,386)              ---                   ---
Accumulated deficit - beginning of year                                       (416,376)           (447,405)            (295,745)
- ------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT - END OF YEAR                                         $   (394,917)     $     (416,376)        $   (447,405)
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE:
   Continuing operations                                                  $       0.33      $         0.06         $       0.18
   Discontinued operations                                                         ---               (0.02)               (2.51)
- ------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before extraordinary items                                       0.33                0.04                (2.33)
   Extraordinary gain on early retirement of debt                                  ---                ---                  0.07
   Cumulative effect of accounting changes                                         ---                0.41                  ---
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                         $       0.33      $         0.45         $      (2.26)
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.
                                (Parent Company)

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            STATEMENTS OF CASH FLOWS

(in thousands)                                                                           For the Year Ended December 31,
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                               1993               1992                 1991
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                         $      22,845        $    31,029         $    (151,660)
Adjustments to reconcile net income to
 net cash used by operations:
   Equity in earnings of subsidiaries                                           (26,691)           (10,029)              (17,749)
   Loss from discontinued operations                                               ---               1,665               168,808
   Gain on early retirement of debentures                                          ---                ---                 (5,115)
   Cumulative effect of accounting change                                          ---             (28,000)                 ---
   Deferred income taxes                                                         (4,494)           (19,643)                 (300)
   Other non-cash items                                                              81                 81                   200
   Change in working capital components                                          (4,062)             7,995                  (385)
   Other                                                                         (7,256)             1,164                (2,459)
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                       (19,577)           (15,738)               (8,660)
- ------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from asset sales and
    discontinued operations                                                      40,205             30,425                99,582
   Capital contributions to subsidiaries                                        (30,000)              ---                   ---
   Dividends from unconsolidated subsidiaries                                      ---                  30                 4,092
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                        10,205            30,455                103,674
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net short-term debt decrease                                                    ---                ---                   (600)
   Retirement of convertible debentures                                            ---                ---                (14,430)
   Dividend paid to common stockholders                                          (1,386)              ---                   ---
   Stock issuance/repurchase - net                                                  513               ---                   ---
   Advances (to) from subsidiaries - net                                        (50,001)            4,207                (14,447)
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (50,874)            4,207                (29,477)
- ------------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH                                                     (60,246)           18,924                 65,537
CASH AND INVESTMENTS AT BEGINNING OF YEAR                                        84,495            65,571                     34
- ------------------------------------------------------------------------------------------------------------------------------------
CASH AND INVESTMENTS AT  END OF YEAR                                      $      24,249        $   84,495           $     65,571
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

INTEREST PAID                                                             $       6,229        $    6,208           $      8,595
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

TAXES PAID                                                                $       3,320        $    4,208           $          9
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.
                                (Parent Company)

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The Condensed Financial Statements include the Registrant only and reflect the equity method of accounting for its wholly owned subsidiary, Terra International, Inc. (International). Equity in International's 1992 earnings includes the deduction of $5.7 million for the cumulative effect of accounting changes to recognize the prior service cost of providing post-retirement medical benefits to International's employee's.

Equity in the financial results of the base metals, coal, leasing and other discontinued businesses have been included in discontinued operations.

2.  LONG-TERM DEBT

Long-term debt at December 31, 1993 and 1992 consists of 8.5% Convertible Subordinated Debentures (Debentures) of $72,057,000 that is due 2012. Sinking fund payments of $5,175,000 per year begin in 1998. The fair value, based upon redemption provisions, at December 31, 1993 is $74.4 million and at December 31, 1992 was $75.3 million.

The Debentures are convertible into Common Shares any time prior to maturity, unless previously redeemed, at a conversion price of $8.083 per share. The Debentures are subject to redemption, upon not less than 20 days notice by mail, at any time, as a whole or in part, at the election of the Registrant. The redemption price, expressed as a percent of the principal amount of the Debentures to be redeemed, is 103.40% until May 31, 1994, 102.55% until May 31, 1995 and decreasing yearly thereafter to 100% at June 1, 1997.

3.  COMMITMENTS AND CONTINGENCIES

The Registrant is committed to a non-cancelable office lease expiring in 1998. Total minimum rental payments, are: 1994, $3.1 million; 1995, $3.1 million; 1996, $3.2 million; 1997, $3.3 million and 1998, $1.7 million. These amounts are not reduced by sublease rentals, which in 1993 were $2.0 million.

The Registrant is contingently liable for retiree medical benefits of employees of coal mining operations sold on January 12, 1993. Under the purchase agreement, the purchaser agreed to indemnify the Registrant against its obligations under certain employee benefit plans. Due to the Coal Industry Retiree Health Benefit Act of 1992, certain retiree medical benefits of union coal miners have become statutorily mandated, and all companies owning 50 percent or more of any company liable for such benefits as of certain specified dates becomes liable for such benefits if the company directly liable is unable to pay them. As a result, if the purchaser becomes unable to pay its retiree medical obligations assumed pursuant to the sale, the Registrant may have to pay such amount. The Registrant has estimated that the present value of liabilities for which it retains contingent responsibility approximates $12 million at December 31, 1993. In the event the Registrant would be required to assume this liability, mineral reserves associated with the sold coal subsidiary would revert to the Registrant.

The Registrant had letters of credit outstanding totaling $13.0 million at December 31, 1993 and $14.1 million at December 31, 1992, guaranteeing various insurance and financing activities. Short-term investments of $13.0 million at December 31, 1993 and 1992 are restricted to collateralize certain of the letters of credit.

4.  INCOME TAXES

The Registrant files a consolidated U.S. federal tax return. The principal operating subsidiaries provide for federal income taxes according to tax sharing agreements which allocate the benefits of operating losses and differences between financial reporting and income tax basis results to the Registrant.

                                                                      SCHEDULE V
                          TERRA INDUSTRIES INC.


                         PROPERTY, PLANT & EQUIPMENT
                Years Ended December 31, 1993, 1992, and 1991
                ----------------------------------------------
                                (in thousands)


                                     Balance at                                                                       Balance at
                                     Beginning      Additions                                     Discontinued          End of
Classification                       of Period       at Cost        Retirements        Other        Operations          Period
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                               (a)


Year Ended December 31, 1993:
- -----------------------------

Land and buildings                  $ 59,589        $  6,960        $    (206)         $     -     $        -          $   66,343
Plant and equipment                  152,766          28,694 (b)       (2,365)               -              -             179,095
Mine developement                           -              -                -                -              -                   -
                                     --------       --------        ---------          -------     ----------          ----------

   Total                            $ 212,355       $ 35,654        $  (2,571)         $     -     $        -          $  245,438
                                     --------       --------        ---------          -------     ----------          ----------
                                     --------       --------        ---------          -------     ----------          ----------

Year Ended December 31, 1992:
- -----------------------------

Land and buildings                  $  58,688       $  4,751        $    (382)         $ (296)     $  (3,172)          $   59,589
Plant and equipment                   162,303         13,093           (2,360)            274        (20,544)             152,766
Mine development                        4,565              -                -               -         (4,565)                  -
                                     --------       --------        ---------          -------     ----------          ----------

   Total                            $ 225,556       $ 17,844        $  (2,742)         $  (22)     $ (28,281)          $  212,355
                                     --------       --------        ---------          -------     ----------          ----------
                                     --------       --------        ---------          -------     ----------          ----------

Year Ended December 31, 1991:
- -----------------------------

Land and buildings                  $  56,249       $  2,615        $    (176)         $     -     $        -          $   58,688
Plant and equipment                   427,611         13,182           (2,749)               -      (275,741)             162,303
Mine developement                     140,314            522                -                -      (136,271)               4,565
                                     --------       --------        ---------          -------     ----------          ----------

   Total                            $ 624,174       $ 16,319        $  (2,925)         $     -     $(412,012)          $  225,556
                                     --------       --------        ---------          -------     ----------          ----------
                                     --------       --------        ---------          -------     ----------          ----------


(a)  Discontinued operations include the Leasing and Construction
     Materials segments in 1992 and the  Base Metals segment in 1991.

(b)  Amounts included in related to acquisitions during 1993 are $12,301.

                                                                     SCHEDULE VI
                            TERRA INDUSTRIES INC.

                     ACCUMULATED DEPRECIATION, DEPLETION
              AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                Years Ended December 31, 1993, 1992, and 1991
                                (in thousands)

                                                Additions
                                  Balance at    Charged to                                                             Balance at
                                  Beginning     Costs and                                          Discontinued          End of
Classification                    of Period       Expenses        Retirements           Other       Operations           Period
- -----------------------------------------------------------------------------------------------------------------------------------



Year Ended December 31, 1993:
- -----------------------------

Land and buildings                 $  24,201       $  2,546         $       (77)         $      -      $        -        $   26,670
Plant and equipment                   96,185         14,360              (2,447)                -               -           108,098
Mine development                           -              -                   -                 -               -                 -
                                    --------        -------            --------           -------         -------            ------

   Total                           $ 120,386       $ 16,906         $    (2,524)         $      -      $        -        $  134,768
                                    --------        -------            --------           -------         -------            ------
                                    --------        -------            --------           -------         -------            ------

Year Ended December 31, 1992:
- -----------------------------

Land and buildings                 $  22,397       $  2,556         $      (193)         $      -      $    (559)        $   24,201
Plant and equipment                   90,964         12,438              (2,223)                -         (4,994)            96,185
Mine development                           -              -                   -                 -              -                  -
                                    --------        -------            --------           -------         -------            ------
   Total                           $ 113,361       $ 14,994         $    (2,416)         $      -      $  (5,553)        $  120,386
                                    --------        -------            --------           -------         -------            ------
                                    --------        -------            --------           -------         -------            ------

Year Ended December 31, 1991:
- -----------------------------

Land and buildings                 $  19,295       $  2,720         $       (72)         $    454 (a)  $        -        $   22,397
Plant and equipment                  209,454         13,547              (2,449)                -       (129,588)            90,964
Mine development                      68,206              -                   -                 -        (68,206)                 -
                                    --------        -------            --------           -------         -------            ------

   Total                           $ 296,955       $ 16,267         $    (2,521)         $    454      $(197,794)        $  113,361
                                    --------        -------            --------           -------         -------            ------
                                    --------        -------            --------           -------         -------            ------



(a) Discontinued operations included the Leasing and Construction Materials segments in 1992 and the Base Metals segment in 1991.

                                                                   SCHEDULE VIII
                            TERRA INDUSTRIES INC.

                      VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 1993, 1992, and 1991
                ---------------------------------------------
                                (in thousands)


                                                                         Additions
                                                 Balance at            Charged to                            Balance
                                                 Beginning              Costs and                             at End
Description                                      of Period              Expenses            Deductions       of Period
- -----------------------------------------------------------------------------------------------------------------------


Year Ended December 31, 1993:
- -----------------------------

Allowance for Doubtful Accounts               $   6,427              $   1,758              $  (2,397) (a)   $  5,788


Year Ended December 31, 1992:
- -----------------------------
Allowance for Doubtful Accounts               $   6,296              $   4,026              $  (3,895) (a)   $  6,427


Year Ended December 31, 1991:
- -----------------------------
Allowance for Doubtful Accounts               $   4,557              $   5,108              $  (3,369) (a)   $  6,296





(a)  Write-offs, net of recoveries.

                                                                     SCHEDULE IX

                             TERRA INDUSTRIES INC.

                             SHORT-TERM BORROWINGS
                 Years Ended December 31, 1993, 1992, and 1991
                 ---------------------------------------------
                                (in thousands)



                                                                                             Average
                                                                           Maximum            Daily               Weighted
                                                            Weighted       Amount            Amount                Average
                                             Balance        Average     Outstanding        Outstanding          Interest Rate
Category of Aggregate                        at End         Interest     During the         During the           During the
Short-term Borrowings                       of Period        Rate          Period            Period (a)           Period (a)
- -------------------------------------------------------------------------------------------------------------------------------


1993 Bank and Other Borrowings              $   7,313         4.65%       $  79,660          $  23,163               4.5%


1992 Bank and Other Borrowings              $       -            -        $  36,000          $   8,324               5.0%


1991 Bank and Other Borrowings              $     200          6.5%       $  51,030          $  11,680               8.0%



(a)  Based on number of days during the year.

                                                                      SCHEDULE X

                            TERRA INDUSTRIES INC.

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                Years Ended December 31, 1993, 1992, and 1991
                ---------------------------------------------
                                (in thousands)




                                                                 Charged to Cost and Expenses
                                                         -------------------------------------------------------------------
Item                                                          1993                   1992                      1991 (b)
- ----                                                          ----                   ----                      --------


1.  Maintenance and repairs                                    (a)                    (a)                        (a)

2.  Amortization of intangible assets,
    preoperating costs and similar deferrals            $  13,618               $  13,142                  $  12,899

3.  Taxes, other than payroll and income taxes                 (a)                    (a)                        (a)

4.  Royalties                                                  (a)                    (a)                        (a)

5.  Advertising                                                (a)                    (a)                        (a)



(a)  Less than one percent of total revenues.

(b)  Amounts have been restated to reflect discontinued operations.

                                 EXHIBIT INDEX

3.1.1 Articles of Restatement of Terra Industries filed with the State of Maryland on September 11, 1990, filed as Exhibit 3.1 to Terra Industries' Form 10-K for the year ended December 31, 1990, is incorporated herein by reference. [8 pages].

3.1.2 Articles of Amendment of Terra Industries filed with the State of Maryland on May 6, 1992, filed as Exhibit 3.1.2 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [2 pages].

3.2 By-Laws of Terra Industries, as amended through August 7, 1991, filed as Exhibit 3 to Terra Industries' Form 8-K dated September 30, 1991, is incorporated herein by reference. [12 pages].

4.1.1 Indenture dated as of May 31, 1987, from Terra Industries to Mellon Bank, N.A., as Trustee, including form of Debenture, filed as Exhibit 4 to Amendment No. 2 to the Registration Statement on Form S-3 (Registration No. 33-14171) filed by Terra Industries on June 11, 1987, is incorporated herein by reference. [105 pages].

4.1.2 Revolving Credit Agreement dated as of November 24, 1992, among Terra International, Inc., CitiCorp USA, Inc., Mellon Bank, N.A., Continental Bank N.A., First Bank National Association, NationsBank of Texas, N.A. and Rabobank Nederland, filed as
             Exhibit 4.1.2 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

4.1.3 First Amendment Agreement, dated as of March 26, 1993, by and between Terra International, Inc., the Lenders listed on the signature page thereto, and CitiCorp USA, Inc., as agent to Lenders. [17 pages].

4.1.4 Second Amendment Agreement, dated as of December 30, 1993, by and between Terra International, Inc., the Lenders listed on the signature page thereto, and CitiCorp USA, Inc., as agent for the Lenders. [13 pages].

             Other instruments defining the rights of holders of long-term debt of Terra Industries and its subsidiaries are not being filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Terra Industries and its subsidiaries on a consolidated basis. Terra Industries agrees to furnish a copy of any instrument to the Securities and Exchange Commission upon request.

10.1.1 Amended and Restated Deferred Compensation Agreement made as of May 1, 1991, by and between Terra Industries and R. F. Richards filed as Exhibit 10 to Terra Industries' Form 8-K dated September 30, 1991, is incorporated herein by reference. [4 pages].

10.1.2 Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries' Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference. [1 page]

10.1.3       1992 Executive Incentive Plan of Terra Industries filed as Exhibit
             10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1991, is incorporated herein by reference. [3 pages].

10.1.4       1992 Stock Incentive Plan of Terra Industries filed as Exhibit
             10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [8 pages].

10.1.5 Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated. herein by reference. [4 pages].

10.1.6 Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [4 pages].

10.1.7 Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [4 pages].

10.1.8 1993 Incentive Award Program for Officers and Key Executives of Terra Industries, filed as Exhibit 10.1.10 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [3 pages].

10.1.9 Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993. [19 pages.]

10.1.10 Excess Benefit Plan of Terra Industries as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [2 pages].

10.1.11 Restricted Stock Agreement of Burton M. Joyce dated May 1, 1991, filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference. [2 pages].

10.1.12 Retirement/Consultant Agreement, dated as of May 13, 1993, by and between Paul D. Foster and Terra International. [4 pages].

10.1.13 Consulting Agreement, dated as of December 30, 1993, by and between Paul D. Foster and Terra International. [2 pages].

10.1.14 1994 Incentive Award Program for Officers and Key Executives of Terra Industries. [3 pages].

10.2 Asset Sale and Purchase Agreement among Inspiration Consolidated Copper Company and Cyprus Miami Mining Corporation and Cyprus Christmas Mine Corporation dated as of June 30, 1989, filed as
             Exhibit 10.19 to Terra Industries' Form 10-Q for the quarter ended September 30, 1989, is incorporated herein by reference. [83 pages].

10.3.1 Stock Purchase Agreement, dated as of June 14, 1991, among Minorco, Kirkdale Investments Limited, Terra Industries and Hudson Holdings Corporation, filed as Exhibit 2 to Terra Industries' Form 8-K dated June 14, 1991, is incorporated herein by reference. [55 pages].

10.3.2 Amended and Restated Stock Purchase Agreement, dated as of July 31, 1991, among Minorco, Kirkdale Investments Limited, Terra Industries and Hudson Holdings Corporation, filed as Exhibit 1 to Terra Industries' Form 8-K dated July 31, 1991, is incorporated herein by reference. [62 pages].

10.3.3 Option Agreement, dated as of June 14, 1991, among Kirkdale Investments Limited and Terra Industries, filed as Exhibit 3 to Terra Industries' Form 8-K dated June 14, 1991, is incorporated herein by reference. [16 pages].

10.3.4 Amendment to Stock Option Agreement, dated July 31, 1991, among Minorco, Kirkdale Investments Limited and Terra Industries, filed as Exhibit 2 to Terra Industries' Form 8-K dated July 31, 1991, is incorporated herein by reference. [3 pages].

10.4 Asset and Sale Purchase Agreement, dated as of April 8, 1993, by and between Terra International, Inc., Terra International (Canada) Inc. and ICI Canada Inc., filed as Exhibit A to Terra Industries' Form 8-K dated April 8, 1993, is incorporated herein by reference. [95 pages].

10.5 Asset Purchase Agreement, dated as of December 30, 1993, by and between Terra International, Inc., The Upjohn Company and Asgrow Florida Company, filed as Exhibit A to Terra Industries' Form 8-K dated December 31, 1993, is incorporated herein by reference. [71 pages].

10.6 Lease, dated as of April 8, 1993, between W. Patrick Moroney and Terra International (Canada) Inc. [42 pages].

13 Financial Review and Consolidated Financial Statements as Contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1993. [32 pages].

21           Subsidiaries of Terra Industries.  [3 pages].

24           Powers of Attorney [8 pages].