Form 10-Q
period 1994-03-31
TERRA INDUSTRIES INC
filed 1994-05-12
CIK 722079

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ---------- to -----------

                        Commission file number:  1-8520


                             TERRA INDUSTRIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                         52-1145429
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

             TERRA CENTRE
             P.O. BOX 6000
           600 FOURTH STREET                               51102-6000
            SIOUX CITY, IOWA                               (Zip Code)
(Address of principal executive offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (712) 277-1340


                               ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of March 31, 1994, the following shares of the registrant's stock were outstanding:

           Common Shares, without par value        70,327,345 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)

                                             March 31,    December 31,   March 31,
                                                1994          1993          1993
                                             ---------    ------------   ---------
                                            (unaudited)                 (unaudited)
ASSETS
Cash and short-term investments              $ 34,520      $ 65,102      $ 92,735
Accounts receivable, less allowance for
 doubtful accounts of $7,663, $5,788
   and $7,634                                 176,390       122,774       120,559
Inventories                                   389,649       244,995       332,284
Deferred tax asset -- current                  30,088        26,011        22,660
Other current assets                           12,945        10,586         8,818
- - ---------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                          643,592       469,468       577,056
- - ---------------------------------------------------------------------------------------
Property, plant and equipment, net            116,583       110,670        95,386
Deferred tax asset -- non-current              24,742        24,742        26,372
Net assets of discontinued operations           3,722         3,488        20,888
Other assets                                   26,910        26,114        11,407
- - ---------------------------------------------------------------------------------------
TOTAL ASSETS                                 $815,549      $634,482      $731,109
=======================================================================================
LIABILITIES
Debt due within one year                     $ 79,396      $  9,636      $ 32,251
Accounts payable                              251,280        99,886       173,351
Accrued and other liabilities                 165,079       128,659       162,945
- - ---------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                     495,755       238,181       368,547
- - ---------------------------------------------------------------------------------------
Long-term debt                                 45,981       119,061       120,111
Deferred tax liability -- non-current             442           451           ---
Other liabilities                              33,137        33,809        29,706
- - ---------------------------------------------------------------------------------------
TOTAL LIABILITIES                             575,315       391,502       518,364
- - ---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
   Common Shares, authorized 114,375 shares;
    outstanding 70,327, 69,455 and 65,430
      shares                                  123,320       122,257        84,601
   Trust Shares, authorized 16,500 shares;
    outstanding none, none and 3,940 shares       ---           ---        21,922
Paid-in capital                               523,064       516,128       531,334
Cumulative translation adjustment                (942)         (488)          ---
Accumulated deficit                          (405,208)     (394,917)     (425,112)
- - ---------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                    240,234       242,980       212,745
- - ---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $815,549      $634,482      $731,109
=======================================================================================





See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      ----------------------------
                                                         1994              1993
                                                      ---------        -----------
REVENUES
Net sales                                              $255,264         $163,624
Other income, net                                         4,240            3,486
- - ----------------------------------------------------------------------------------
                                                        259,504          167,110
- - ----------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                                           221,974          140,183
Depreciation and amortization                             4,456            3,901
Selling, general and administrative expense              40,306           33,495
Equity in loss of unconsolidated affiliates                 554              ---
Interest income                                            (856)          (1,066)
Interest expense                                          2,935            3,077
- - ----------------------------------------------------------------------------------
                                                        269,369          179,590
- - ----------------------------------------------------------------------------------

Loss from operations before income taxes                 (9,865)         (12,480)
Income tax credit                                         3,580            3,744
- - ----------------------------------------------------------------------------------
Loss before extraordinary item                           (6,285)          (8,736)
Extraordinary loss on early retirement of debt           (2,614)             ---
- - ----------------------------------------------------------------------------------
NET LOSS                                               $ (8,899)        $ (8,736)
==================================================================================

LOSS PER SHARE:
Loss before extraordinary item                         $  (0.09)        $  (0.13)
Extraordinary loss on early retirement of debt            (0.04)             ---
- - ----------------------------------------------------------------------------------
NET LOSS                                               $  (0.13)        $  (0.13)
==================================================================================

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                            69,961           69,055
==================================================================================

CASH DIVIDENDS DECLARED PER SHARE                      $   0.02         $    ---
==================================================================================





See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (in thousands)
                                  (unaudited)


                                                                 Cumulative
                                    Common    Trust     Paid-In  Translation Accumulated
                                    Shares   Shares     Capital  Adjustment     Deficit     Total
- - -------------------------------------------------------------------------------------------------
Balance at December 31, 1992       $83,931  $22,312    $531,609   $   ---    $(416,376)  $221,476
  Exchange of HBMS
   Special Shares                      668     (390)       (278)      ---          ---        ---
  Stock Incentive Plan                   2      ---           3       ---          ---          5
  Net loss                             ---      ---         ---       ---       (8,736)    (8,736)
- - -------------------------------------------------------------------------------------------------
Balance at March 31, 1993          $84,601  $21,922    $531,334   $   ---    $(425,112)  $212,745
=================================================================================================


                                                          Cumulative
                                Common   Trust  Paid-In  Translation  Accumulated
                                Shares  Shares  Capital   Adjustment      Deficit     Total
- - -------------------------------------------------------------------------------------------
Balance at December 31,
  1993                        $122,257    $---  $516,128   $  (488)   $(394,917)   $242,980
  Stock Incentive Plan             332     ---     1,760       ---          ---       2,092
  Conversion of Convertible
   Debentures                      731     ---     5,176       ---          ---       5,907
  Translation Adjustment           ---     ---       ---      (454)         ---        (454)
  Dividends                        ---     ---       ---       ---       (1,392)     (1,392)
  Net loss                         ---     ---       ---       ---       (8,899)     (8,899)
- - -------------------------------------------------------------------------------------------
Balance at March 31, 1994     $123,320    $---  $523,064   $  (942)   $(405,208)   $240,234
===========================================================================================





See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1994              1993
                                                       --------         --------
OPERATING ACTIVITIES
Net loss                                               $ (8,899)        $ (8,736)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                          4,456            3,901
   Deferred income taxes                                 (2,759)          (2,773)
   Extraordinary loss on redemption                       2,614              ---
   Equity in loss of unconsolidated affiliates              554              ---
   Other                                                    597              246
Changes in current assets and liabilities,
 excluding working capital purchased/sold:
   Accounts receivable                                  (53,478)         (29,488)
   Inventories                                         (143,609)        (108,020)
   Other current assets                                    (955)            (977)
   Accounts payable                                     151,361           72,679
   Accrued and other liabilities                         42,870           31,237
Other                                                      (489)          (1,619)
- - -------------------------------------------------------------------------------------
Net cash used in operating activities                    (7,737)         (43,550)
- - -------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Discontinued operations                                    (988)           2,098
Purchase of property, plant and equipment               (10,463)          (6,285)
Acquisitions                                            (11,306)             ---
Proceeds from investments                                   573              ---
- - -------------------------------------------------------------------------------------
Net cash used in investing activities                   (22,184)          (4,187)
- - -------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Short-term borrowings -- net                             69,758           25,000
Premium paid on retirement of convertible
   debentures                                            (2,533)             ---
Principal payments on long-term debt                    (67,171)          (6,317)
Dividends                                                (1,392)             ---
Stock issuance                                            1,131              ---
- - -------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities        (207)          18,683
- - -------------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term
   investments                                             (454)             ---
- - -------------------------------------------------------------------------------------
Decrease in cash and short-term investments             (30,582)         (29,054)
Cash and short-term investments at beginning
   of period                                             65,102          121,789
- - -------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD       $ 34,520         $ 92,735
=====================================================================================




See accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the Corporation) and the results of
   the Corporation's operations for the periods presented.   All such
   adjustments are of a normal recurring nature. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, earnings of any single reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with the Corporation's 1993 Annual Report to Stockholders.

2. Per-share data are based on the weighted average number of Common Shares that would become outstanding after allowing for the full exchange of Hudson Bay Mining and Smelting Co., Limited Special Shares held by the public and exercise of outstanding stock options. All previously unexchanged Special Shares were automatically exchanged for Common Shares of the Corporation on July 6, 1993.

3. Inventories consisted of the following:

                                       March 31, December 31,  March 31,
        (in thousands)                   1994        1993        1993
        ----------------------------------------------------------------
        Agribusiness
        -- raw materials               $ 21,952    $ 22,983    $ 23,651
        -- finished goods               367,697     222,012     308,633
        ----------------------------------------------------------------
        Total                          $389,649    $244,995    $332,284
        ================================================================

4. The Corporation and certain of its subsidiaries are involved in various legal actions and claims, including environmental matters, arising during the normal course of business. Although it is not possible to predict with any certainty the outcome of such matters, it is the opinion of management that these matters will not have a material adverse effect on the Corporation.

5. On April 8, 1993, a wholly owned subsidiary of the Corporation, Terra International (Canada) Inc. (Terra Canada) purchased working capital and acquired rights to an anhydrous ammonia production and related upgrading facilities located at Courtright, Ontario (the nitrogen plant) effective as of March 31, 1993. In addition, Terra Canada purchased interests in 32 farm service centers. Thirty of the service centers are owned by corporations in which Terra Canada has a 50% interest; the remaining two centers are wholly owned by Terra Canada. The assets and liabilities as of March 31, 1993 are reflected in the Consolidated Statements of Financial Position. Operating results for the first quarter of 1993, prior to the date of acquisition, are not included in the Consolidated Statements of Operations.

   On December 31, 1993, Terra International, Inc. purchased net assets of certain operations of Asgrow Florida Company, Inc. (Terra Asgrow Florida), a distributor of fertilizer, chemicals and seed. Terra Asgrow Florida operates 12 distribution centers and is a supplier to the vegetable and ornamental markets, mostly in Florida.

   Terra Canada's and Terra Asgrow Florida's operating results are included in the Consolidated Statements of Operations for 1994.
   The following table represents unaudited pro forma summary results of operations as if both acquisitions had occurred at the beginning of 1993:

                                                               Quarter Ended
           (in thousands, except per-share data)               March 31, 1993
           ------------------------------------------------------------------
           Revenues                                              $213,600
           Net loss                                              $ (7,768)
           Net loss per share                                    $  (0.11)
           ------------------------------------------------------------------


   The pro forma operating results were adjusted to include lease expense rather than depreciation for the nitrogen plant, increased costs of seed sales, amortization of intangibles, interest expense on the acquisition borrowings and the effect of income taxes.

   The pro forma information listed above does not purport to be indicative of the results that would have been obtained if the operations were combined during the above periods, and is not intended to be a projection of future operating results or trends.

6. During March 1994, the Corporation redeemed the $72.1 million of 8.5% Convertible Subordinated Debentures due 2012 at the required redemption price of 103.40% of par value. During the 20-day notice period, holders of $5.9 million chose to convert their debentures into Common Stock of the Corporation at the conversion price of $8.083. The Corporation issued 730,768 Common Shares and paid cash for fractional shares. The Corporation funded the redemption from available cash balances and short-term credit lines. The Corporation may issue, subject to market conditions, new, long-term convertible debt in an amount which will equal or exceed the debt redeemed and has filed a registration statement with the Securities and Exchange Commission with respect thereto.

7. During March 1994, the Corporation entered into a receivables purchase agreement. Under this agreement, which expires March 31, 1996, the Corporation may sell an undivided interest in a designated pool of its accounts receivable and receive $50 million in proceeds. Undivided interests in new receivables may be sold as collections reduce previously sold interests. The undivided interests are sold at a discount that will be included as selling, general and administrative expenses in the Consolidated Statement of Operations. As of March 31, 1994, no amounts had been sold under this agreement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS

                  QUARTER ENDED MARCH 31, 1994, COMPARED WITH
                          QUARTER ENDED MARCH 31, 1993

The first quarter loss before extraordinary item of $6.3 million was $2.4 million favorable to the $8.7 million loss in the first quarter of 1993. The net loss after extraordinary loss on early retirement of debt was $8.9 million, or $0.13 per share, on revenues of $259.5 million for the first quarter of 1994, compared with a net loss of $8.7 million, or $0.13 per share, on revenues of $167.1 million for the same period in 1993. An extraordinary loss of $2.6 million was realized on the redemption of outstanding 8.5% convertible debentures and included a 3.4% redemption premium and unamortized issue costs, net of federal income taxes. The Corporation's operations are seasonal, coincident with crop plantings, which generally results in an operating loss for the first quarter.

The Corporation's operations are classified into two major categories Distribution and Manufactured Fertilizer. Total revenues and pretax income (loss) for the three months ended March 31, 1994, and 1993 by major operating category were as follows:

                                      Revenues              Pretax Income (Loss)
- - -----------------------------------------------------------------------------------
(in thousands)                          1994       1993         1994       1993
- - -----------------------------------------------------------------------------------
Distribution                         $206,478    $135,153    $(12,899)  $(14,060)
Manufactured Fertilizer                54,156      32,787       6,988      4,921
Other -- net of intercompany
  eliminations                         (1,130)       (830)       (526)       (41)
- - -----------------------------------------------------------------------------------
   Operating loss                                              (6,437)    (9,180)
Non-operating expenses and net
 interest expense                                              (3,428)    (3,300)
- - -----------------------------------------------------------------------------------
Total from operations                $259,504    $167,110     $(9,865)  $(12,480)
===================================================================================


Distribution first quarter 1994 revenues of $206.5 million increased $71.3 million from 1993 levels due to increased agricultural chemicals and fertilizers sales volumes and a $23.0 million sales increase in Florida due principally to the Asgrow acquisition completed in December 1993. Excluding the acquired Florida properties, sales volumes were higher than the 1993 first quarter partly due to favorable weather conditions enabling early field work in contrast to the excessive ground moisture and below normal temperatures in 1993, which delayed field work across most of the Corporation's market areas. Sales also increased because of the number of sales people and locations added during the past year. Distribution first quarter operating loss was $1.2 million lower than in 1993 due to the increased sales levels partially offset by higher selling and administrative expenses. Selling and administrative expense increases related principally to new locations, normal wage increases and sales force additions.

Manufactured Fertilizer revenues of $54.2 million during the 1994 first quarter increased $21.4 million from 1993 due to the inclusion of the Canadian nitrogen manufacturing results which were acquired in 1993 and a 13% increase to nitrogen fertilizer prices. First quarter 1994 operating income for the Manufactured Fertilizer business was $2.1 million more than the same period in 1993 principally as the result of higher sales volumes. Higher costs for natural gas, the primary raw material used in production of manufactured fertilizer, were offset by higher 1994 selling prices.

For the three months ended March 31, 1994, interest expense totaled $2.9 million compared with $3.1 million for the same period in 1993. The $0.2 million decrease in interest expense was primarily due to lower borrowings.

First quarter 1994 income tax benefits were provided at an estimated annual effective rate of 37.5% versus 30% in the 1993 first quarter. The lower rate in 1993 resulted from the utilization of previously unrecorded capital loss carryforwards.


                 CHANGES IN FINANCIAL CONDITION SINCE YEAR-END

The Corporation used $7.7 million in cash from operations during the 1994 first quarter, principally due to increased March sales and seasonal increases in inventories. Short-term borrowings increased $69.8 million to fund seasonal working capital requirements and the redemption of the 8.5% debentures.

The redemption of the 8.5% Convertible Subordinated Debentures utilized $68.7 million of cash, which management may replenish through a new securities offering.

Cash used for acquisitions includes an $8.1 million payment on working capital acquired with the Terra Asgrow Florida purchase and $3.2 million represents payments made on the acquisition of four additional service centers.

The proceeds from the receivables purchase agreement that the Corporation entered into during March 1994 are expected to be used to reduce seasonal borrowings and for general corporate purposes. In April 1994, $50.0 million was received under this agreement.

The Corporation believes its cash balances and credit lines are sufficient to provide for its ongoing working capital requirements.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The 1994 Annual Meeting of stockholders was held on May 3, 1994, in Sioux City, Iowa. At the meeting, a total of 61,420,461 votes were cast by stockholders. There were no broker nonvotes.

            The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

            NAME                        FOR             WITHHELD
            Carol L. Brookins       61,044,156          376,305
            Edward M. Carson        61,047,000          373,461
            David E. Fisher         61,042,381          378,080
            Basil T. A. Hone        61,052,074          368,387
            Burton M. Joyce         61,049,387          371,074
            John R. Norton III      61,045,880          374,581
            Reuben F. Richards      61,041,286          379,175
            Henry R. Slack          61,037,506          382,955

            In addition, the stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche as independent accountants for the Corporation for 1994. The number of votes cast for such proposal was 61,120,927, the number against was 232,849 and the number of abstentions was 66,685.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)     EXHIBITS

                 None

         (B)     REPORTS ON FORM 8-K

                 Current Report on Form 8-K dated December 31, 1993 reporting the acquisition of assets in the Asset Purchase Agreement by and between Terra International, Inc., The Upjohn Company and Asgrow Florida Company.

                 Current Report on Form 8-K/A-1 dated December 31, 1993 reporting the financial statements of the business acquired and the pro forma financial statements.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TERRA INDUSTRIES INC.




Date:  May 12, 1994                  /s/ Francis G. Meyer
                                    -------------------------------------------
                                    Francis G. Meyer
                                    Vice President and Chief Financial Officer
                                     and a duly authorized signatory