Form 10-Q
period 1994-06-30
TERRA INDUSTRIES INC
filed 1994-08-01
CIK 722079

================================================================================




                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                      OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

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

                               -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of June 30, 1994, the following shares of the registrant's stock were outstanding:

        Common Shares, without par value              70,553,045 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)

                                                      June 30,    December 31,    June 30,
                                                        1994          1993          1993
                                                    -----------   ------------  -----------
                                                    (unaudited)                 (unaudited)
ASSETS
Cash and short-term investments                       $ 40,520      $ 65,102      $101,013
Accounts receivable, less allowance for
 doubtful accounts of $7,348, $5,788 and $8,226        352,464       122,774       305,151
Inventories                                            268,357       244,995       204,104
Deferred tax asset -- current                           27,338        26,011        21,381
Other current assets                                    25,459        10,586         5,600
- - ------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   714,138       469,468       637,249
- - ------------------------------------------------------------------------------------------

Property, plant and equipment, net                     124,786       110,670        97,643
Deferred tax asset -- non-current                        5,772        24,742        19,384
Net assets of discontinued operations                    3,522         3,488        34,892
Other assets                                            28,677        26,114         6,419
- - ------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $876,895      $634,482      $795,587
==========================================================================================

LIABILITIES
Debt due within one year                              $109,671      $  9,636      $ 49,896
Accounts payable                                       293,361        99,886       235,245
Accrued and other liabilities                          105,270       128,659       108,661
- - ------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              508,302       238,181       393,802
- - ------------------------------------------------------------------------------------------

Long-term debt                                          45,782       119,061       119,943
Deferred tax liability -- non-current                    2,383           451           ---
Other liabilities                                       32,472        33,809        29,530
- - ------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                      588,939       391,502       543,275
- - ------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 114,375 shares;
   outstanding 70,553, 69,455 and 65,466 shares        123,550       122,257        85,096
  Trust Shares, authorized 16,500 shares;
   outstanding none, none and 3,890 shares                 ---           ---        21,644
Paid-in capital                                        523,915       516,128       531,177
Cumulative translation adjustment                         (795)         (488)          (66)
Accumulated deficit                                   (358,714)     (394,917)     (385,539)
- - ------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                             287,956       242,980       252,312
- - ------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $876,895      $634,482      $795,587
==========================================================================================





See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                                ---------------------     ---------------------
                                                  1994         1993           1994        1993
                                                --------     --------     ----------    --------
REVENUES
Net sales                                      $ 804,211    $ 643,529     $1,059,475   $ 807,153
Other income, net                                 14,041        9,702         18,281      13,188
- - ------------------------------------------------------------------------------------------------
                                                 818,252      653,231      1,077,756     820,341
- - ------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                    675,711      541,428        897,685     681,611
Depreciation and amortization                      4,604        3,856          9,060       7,757
Selling, general and administrative expense       59,866       50,642        100,172      84,137
Equity in (earnings) of unconsolidated
  affiliates                                        (590)        (940)           (36)       (940)
Interest income                                   (1,127)        (802)        (1,983)     (1,868)
Interest expense                                   2,906        3,575          5,841       6,652
- - ------------------------------------------------------------------------------------------------
                                                 741,370      597,759      1,010,739     777,349
- - ------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary
  item                                            76,882       55,472         67,017      42,992
Income tax provision                              28,980       15,899         25,400      12,155
- - ------------------------------------------------------------------------------------------------
Income before extraordinary item                  47,902       39,573         41,617      30,837
Extraordinary loss on early retirement
  of debt                                            ---          ---          2,614         ---
- - ------------------------------------------------------------------------------------------------
NET INCOME                                     $  47,902    $  39,573     $   39,003   $  30,837
================================================================================================

EARNINGS PER SHARE:
Income before extraordinary item               $    0.68    $    0.57     $     0.59   $    0.45
Extraordinary loss on early retirement
  of debt                                            ---          ---          (0.04)        ---
- - ------------------------------------------------------------------------------------------------
NET INCOME                                     $    0.68    $    0.57     $     0.55   $    0.45
================================================================================================

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                     70,712       69,022         70,336      69,033
================================================================================================

CASH DIVIDENDS DECLARED PER SHARE              $    0.02    $     ---     $     0.04   $     ---
================================================================================================





See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                (in thousands)
                                  (unaudited)


                                                                       Cumulative
                                     Common      Trust    Paid-In     Translation   Accumulated
                                     Shares     Shares    Capital      Adjustment       Deficit       Total
- - -----------------------------------------------------------------------------------------------------------
Balance at December 31, 1992        $83,931    $22,312    $531,609     $   ---       $(416,376)    $221,476
  Exchange of HBMS
   Special Shares                     1,145       (668)       (477)        ---             ---          ---
  Exercise of stock options              16        ---          38         ---             ---           54
  Translation adjustment                ---        ---         ---         (66)            ---          (66)
  Stock Incentive Plan                    4        ---           7         ---             ---           11
  Net income                            ---        ---         ---         ---          30,837       30,837
- - -----------------------------------------------------------------------------------------------------------
Balance at June 30, 1993            $85,096    $21,644    $531,177     $   (66)      $(385,539)    $252,312
===========================================================================================================

                                                                       Cumulative
                                     Common      Trust    Paid-In     Translation   Accumulated
                                     Shares     Shares    Capital      Adjustment       Deficit       Total
- - -----------------------------------------------------------------------------------------------------------
Balance at December 31, 1993       $122,257    $   ---    $516,128     $  (488)      $(394,917)    $242,980
  Stock Incentive Plan                  120        ---         847         ---             ---          967
  Exercise of stock options             442        ---       1,764         ---             ---        2,206
  Conversion of Convertible
   Debentures                           731        ---       5,176         ---             ---        5,907
  Translation Adjustment                ---        ---         ---        (307)            ---         (307)
  Dividends                             ---        ---         ---         ---          (2,800)      (2,800)
  Net income                            ---        ---         ---         ---          39,003       39,003
- - -----------------------------------------------------------------------------------------------------------
Balance at June 30, 1994           $123,550    $   ---    $523,915     $  (795)      $(358,714)    $287,956
===========================================================================================================





See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                -------------------------
                                                                  1994             1993
                                                                --------         --------
OPERATING ACTIVITIES
Net income                                                      $ 39,003         $ 30,837
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                                   9,060            7,757
   Deferred income taxes                                          20,902            5,494
   Extraordinary loss on early retirement of debt                  2,614              ---
   Equity in earnings of unconsolidated affiliates                   (36)             ---
   Other                                                             533              508
Changes in current assets and liabilities,
 excluding working capital purchased/sold:
   Accounts receivable                                          (241,589)        (223,463)
   Inventories                                                   (22,032)          20,160
   Other current assets                                           (1,214)           2,241
   Accounts payable                                              193,442          134,573
   Accrued and other liabilities                                 (16,945)          (5,887)
Other                                                             (1,526)          (1,001)
- - -----------------------------------------------------------------------------------------
Net cash used in operating activities                            (17,788)         (28,781)
- - -----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Discontinued operations                                           (1,794)          (3,337)
Purchase of property, plant and equipment                        (20,978)         (13,431)
Acquisitions                                                     (13,833)         (17,160)
Proceeds from investments                                            582              ---
Sale of assets                                                       ---            5,773
- - -----------------------------------------------------------------------------------------
Net cash used in investing activities                            (36,023)         (28,155)
- - -----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Short-term borrowings -- net                                     100,007           42,628
Premium paid on retirement of convertible debentures              (2,533)             ---
Principal payments on long-term debt                             (67,344)          (6,468)
Dividends                                                         (2,800)             ---
Exercise of stock options                                          2,206              ---
- - -----------------------------------------------------------------------------------------
Net cash provided by financing activities                         29,536           36,160
- - -----------------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term investments          (307)             ---
- - -----------------------------------------------------------------------------------------
Decrease in cash and short-term investments                      (24,582)         (20,776)
Cash and short-term investments at beginning of period            65,102          121,789
- - -----------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                $ 40,520         $101,013
=========================================================================================





See accompanying Notes to the Consolidated Financial Statements.               5

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

3.       Inventories consisted of the following:

                                                 June 30,   December 31,  June 30,
                  (in thousands)                   1994        1993        1993
                  ---------------------------------------------------------------
                  Raw materials                  $ 28,751    $ 22,983    $ 20,621
                  Finished goods                  239,606     222,012     183,483
                  ---------------------------------------------------------------
                  Total                          $268,357    $244,995    $204,104
                  ===============================================================

4. The Corporation and certain of its subsidiaries are involved in various legal actions and claims, including environmental matters, arising during the normal course of business. Although it is not possible to predict with any certainty the outcome of such matters, it is the opinion of management that these matters will not have a material adverse effect on the Corporation.

5. On April 8, 1993, a wholly owned subsidiary of the Corporation, Terra International (Canada) Inc. (Terra Canada) purchased working capital and acquired rights to an anhydrous ammonia production and related upgrading facilities located at Courtright, Ontario (the nitrogen plant) effective as of March 31, 1993. In addition, Terra Canada purchased interests in 32 farm service centers. Thirty of the service centers are owned by corporations in which Terra Canada has a 50% interest; the remaining two centers are wholly owned by Terra Canada. The assets and liabilities as of March 31, 1993 are reflected in the Consolidated Statements of Financial Position. Operating results for the first quarter of 1993, prior to the date of acquisition, are not included in the Consolidated Statements of Operations for the six months ended June 30, 1993.

         On December 31, 1993, Terra International, Inc. purchased net assets of certain operations of Asgrow Florida Company, Inc. (Asgrow Florida), a distributor of fertilizer, chemicals and seed. Asgrow Florida operated 12 distribution centers and was a supplier to the vegetable and ornamental markets, mostly in Florida.

         Terra Canada's and Asgrow Florida's operating results are included in the Consolidated Statements of Operations for 1994. The following table represents unaudited pro forma summary results of operations as if both acquisitions had occurred at the beginning of 1993:

                                                      Three Months Ended     Six Months Ended
               (in thousands, except per-share data)     June 30, 1993        June 30, 1993
               ------------------------------------------------------------------------------
               Revenues                                   $ 674,100            $887,700
               Net income                                 $  39,615            $ 31,847
               Net income per share                       $    0.57            $   0.46
               ------------------------------------------------------------------------------

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

6. During March 1994, the Corporation redeemed $72.1 million of 8.5% Convertible Subordinated Debentures due 2012 at the required redemption price of 103.4% of par value. During the 20-day notice period, holders of $5.9 million chose to convert their debentures into Common Stock of the Corporation at the conversion price of $8.083 per Common Share. The Corporation issued 730,768 Common Shares and paid cash for fractional shares. The Corporation funded the redemption from available cash balances and short-term credit lines. The Corporation may issue, subject to market conditions, new, long-term convertible debt in an amount which would exceed the debt redeemed.

7. During March 1994, the Corporation entered into an agreement to sell its receivables. Under this agreement, which expires March 31, 1996, the Corporation may sell an undivided interest in a designated pool of its accounts receivable and receive $50 million in proceeds.
         Undivided interests in new receivables may be sold as collections reduce previously sold interests. The undivided interests are sold at a discount that is included in selling, general and administrative expenses in the Consolidated Statement of Operations. As of June 30, 1994, $50 million in proceeds had been received under this agreement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS

                   QUARTER ENDED JUNE 30, 1994, COMPARED WITH
                          QUARTER ENDED JUNE 30, 1993

Second quarter 1994 net income of $47.9 million was $8.3 million favorable to the $39.6 million net income in the second quarter of 1993. The Corporation's operations are seasonal, coincident with crop plantings, which generally results in high second quarter earnings, and losses or low earnings in the other three quarters.

The Corporation's operations are classified into two major categories -- Distribution and Manufactured Fertilizer. Total revenues and pretax income for the three months ended June 30, 1994, and 1993 by major operating category were as follows:

                                                    Revenues         Pretax Income (Loss)
- - -----------------------------------------------------------------------------------------
(in thousands)                                  1994        1993       1994       1993
- - -----------------------------------------------------------------------------------------
Distribution                                 $743,160    $574,982    $63,087    $45,142
Manufactured Fertilizer                        83,310      87,725     17,817     16,443
Other -- net of intercompany eliminations      (8,218)     (9,476)       396       (652)
- - -----------------------------------------------------------------------------------------
  Operating income                                                    81,300     60,933
Non-operating expenses and net
 interest expense                                                     (4,418)    (5,461)
- - -----------------------------------------------------------------------------------------
Totals                                       $818,252    $653,231    $76,882    $55,472
=========================================================================================

Distribution second quarter 1994 revenues of $743.2 million increased $168.2 million from 1993 levels due to increased agricultural chemicals and fertilizers sales volumes and a $17.1 million sales increase in Florida due principally to the Asgrow acquisition completed in December 1993. Sales volumes were higher than the 1993 second quarter due to increased planted acreage and favorable weather conditions in the current period in contrast to the excessive ground moisture and below normal temperatures in 1993, which delayed field work across most of the Corporation's market areas. Sales also increased because of the number of sales people and locations added during the past year. Distribution second quarter pretax income of $63.1 million was $17.9 million higher than in 1993 due to the increased sales levels, partially offset by higher selling and administrative expenses. Selling and administrative expenses increased $9.4 million due principally to new locations, normal wage increases, and sales force additions.

Manufactured Fertilizer revenues of $83.3 million during the 1994 second quarter decreased $4.4 million from 1993 due to favorable weather enabling early field work during the first quarter of 1994 compared with later field work in 1993. Second quarter 1994 operating income for the Manufactured Fertilizer business was $1.4 million more than the same period in 1993 principally as the result of higher selling prices which increased an average 4% over 1993 levels. Pricing gains were partially offset by sales volumes 11% under the prior year and increased production costs.

For the three months ended June 30, 1994, interest expense totaled $2.9 million compared with $3.6 million for the same period in 1993. The $0.7 million decrease in interest expense was primarily due to the redemption of the convertible subordinated debentures during the first quarter.

Second quarter 1994 income taxes were provided at an estimated annual effective rate of 37.2% versus 28.0% in the 1993 second quarter. The lower rate in 1993 resulted from the utilization of previously unrecognized capital loss carryforwards.

                 SIX MONTHS ENDED JUNE 30, 1994, COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1993

The Corporation recorded income before extraordinary item of $41.6 million, $0.59 per share, on revenues of $1,077.8 million for the first half of 1994, compared with income before extraordinary item of $30.8 million, $0.45 per share, on revenues of $820.3 million for the same period in 1993.

The net income after extraordinary loss on early retirement of debt was $39.0 million, or $0.55 per share for the first half of 1994, compared with net income of $30.8 million, or $0.45 per share for the same period in 1993. An extraordinary loss of $2.6 million, net of federal income taxes, was realized on the redemption of outstanding 8.5% convertible debentures and included a 3.4% redemption premium and unamortized issue costs.

Total revenues and pretax income for the six months ended June 30, 1994 and 1993 by major operating category were as follows:

                                                                             Pretax Income (Loss)
                                                        Revenues           Before Extraordinary Item
- - ----------------------------------------------------------------------------------------------------
(in thousands)                                    1994           1993          1994        1993
- - ----------------------------------------------------------------------------------------------------
Distribution                                   $  949,638      $710,135      $50,188      $31,082
Manufactured Fertilizer                           137,466       120,512       24,805       21,364
Other -- net of intercompany eliminations          (9,348)      (10,306)        (130)        (693)
- - ----------------------------------------------------------------------------------------------------
  Operating income                                                            74,863       51,753
Non-operating expenses and net
 interest expense                                                             (7,846)      (8,761)
- - ----------------------------------------------------------------------------------------------------
Totals                                         $1,077,756      $820,341      $67,017      $42,992
====================================================================================================

Distribution first half 1994 revenues of $949.6 million increased $239.5 million from the 1993 comparable period primarily due to increased selling prices for products and higher sales volumes and a $40.2 million sales increase in Florida resulting primarily from the Asgrow acquisition completed in December 1993. Gross profits increased $35.7 million reflecting higher sales volumes of distributed fertilizers and improved chemical volumes and margins. Selling expenses increased $15.9 million and were primarily attributable to normal wage increases and higher employment levels from locations added in the prior year.

Manufactured Fertilizer revenues of $137.5 million for the 1994 first half increased $17.0 million from the comparable period in 1993 due principally to acquisition of the Courtright nitrogen plant at the end of March 1993 and higher selling prices and sales volumes. The Courtright nitrogen plant contributed $57.9 million to 1994 first half revenues compared with $42.7 million in the 1993 first half. Pretax income increased $3.4 million principally due to selling prices which increased an average 6% over prior years levels. Price increases were partially offset by higher manufacturing costs resulting from a 12% increase to natural gas costs.

Net non-operating expenses, comprised of corporate administrative expenses and interest expense net of interest income, decreased $0.9 million to $7.8 million in 1994 due to the redemption of the 8.5% convertible subordinated debentures. The estimated annual effective tax rate increased from 28.0% during 1993 to 37.2% in 1994 due to utilization of previously unrecognized capital loss carryforwards in 1993.

                 CHANGES IN FINANCIAL CONDITION SINCE YEAR-END


The Corporation used $17.8 million in cash to fund operations during the first half of 1994 primarily due to seasonal increases in accounts receivable. Short-term borrowings increased $100.0 million to fund seasonal working capital requirements and retirement of long-term debt. The redemption of the 8.5% Convertible Subordinated Debentures utilized $68.7 million of cash, which management may replenish through a new securities offering.

Capital expenditures of $21.0 million in the first six months of 1994 compare to $13.4 million for the same period in 1993. The 1994 capital expenditures include $8.6 million for the completion of the methanol manufacturing plant at the Woodward, Oklahoma manufacturing facility. Completion of the project with the start-up of production and sales of methanol occurred during the second quarter.

Cash used for acquisitions includes an $8.1 million payment on working capital acquired with the Asgrow Florida purchase and $5.7 million represents payments made on six acquisitions of additional service centers.

During June 1994, the Corporation announced it had signed a letter of intent to acquire a one-third interest in Royster-Clark, Inc., which has annual sales of approximately $200 million and operates over 100 farm service centers on the east coast. The Corporation will have the right under certain circumstances to increase its ownership to a majority holder within five years. Subject to due diligence and execution of definitive agreements, the Corporation may fund the payment from available cash and unused credit lines.

Proceeds of $50 million were received from the agreement to sell receivables that the Corporation entered into during March 1994. The funds were used to reduce seasonal borrowings and for general corporate purposes. The cash proceeds were reported as operating cash flows in the Consolidated Statements of Cash Flows.

The $19.0 million decrease in non-current deferred tax assets represents the estimated utilization of NOL carryforwards that are available to offset a portion of current year federal income taxes.

The Corporation had unused domestic credit lines of $74.0 million and unused Canadian credit lines of $14.0 million at June 30, 1994. The Corporation believes its cash balances and credit lines are sufficient to provide for its ongoing working capital requirements. The Corporation intends to continue to evaluate attractive acquisition opportunities. In the event any major acquisition is made, the Corporation may seek to obtain additional funds from future debt financings or offerings of equity securities.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)   EXHIBITS

               None

         (B)   REPORTS ON FORM 8-K

               None



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TERRA INDUSTRIES INC.




Date: July 29, 1994                              /s/ Francis G. Meyer
                                                 --------------------------
                                                 Francis G. Meyer
                                                 Vice President and
                                                 Chief Financial Officer
                                                 and a duly authorized signatory