Form 10-K/A
period 1993-12-31
TERRA INDUSTRIES INC
filed 1994-10-13
CIK 722079

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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
                   (Address of principal executive offices)

                                  51102-6000
                                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (712) 277-1340



Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
               Title of each class              on which registered
               -------------------             ----------------------
          COMMON SHARES, WITHOUT PAR VALUE     NEW YORK STOCK EXCHANGE
                                                TORONTO STOCK EXCHANGE


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

                                  -----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

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

                               TABLE OF CONTENTS

                                    PART I
                                    ------
Items 1 and 2.    BUSINESS AND PROPERTIES.................................  1

Item 3.           LEGAL PROCEEDINGS.......................................  8

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  8

                  EXECUTIVE OFFICERS OF TERRA INDUSTRIES..................  9

                                    PART II
                                    -------

Item 5.           MARKET FOR TERRA INDUSTRIES' COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................. 10

Item 6.           SELECTED FINANCIAL DATA................................. 10

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................... 10

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............. 17

Item 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.... 17

                                   PART III
                                   --------

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF TERRA INDUSTRIES.... 17

Item 11.          EXECUTIVE COMPENSATION.................................. 17

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.......................................... 18

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......... 18

                                    PART IV
                                    -------

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K................................................ 19

SIGNATURES................................................................ 24

INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS............. S-1

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Corporation's 1993 income from continuing operations was $22.8 million, or $0.33 per share, compared with 1992 income from continuing operations of $10.4 million, or $0.15 per share, and 1991 income from continuing operations of $12.0 million, or $0.18 per share. The Corporation's 1993 net income was $22.8 million, or $0.33 per share, compared with 1992 net income of $31.0 million, or $0.45 per share, and a 1991 net loss of $151.7 million, or $2.26 per share. Net income for 1992 included a credit of $22.3 million, or $0.32 per share, to recognize the combined effect of changes in accounting for income taxes and retiree medical benefits. Losses from discontinued businesses were $1.7 million and $168.8 million in 1992 and 1991, respectively. The 1991 results included an extraordinary gain of $5.1 million related to the retirement of Convertible Subordinated Debentures.

FINANCIAL COMPARABILITY AND OVERVIEW

During 1993, the Corporation expanded its operations through the acquisition of manufacturing and distribution businesses in Canada. Properties acquired in Canada were comprised of the lease of an anhydrous ammonia production and upgrading facility located near Sarnia, Ontario and ownership interests in 32 farm service centers in Ontario, New Brunswick and Nova Scotia. Two of the farm service centers are owned by the Corporation and 30 are operated by companies in which the Corporation has a 50% ownership interest. The Canadian properties, acquired as of March 31, 1993, contributed $98.3 million in revenues and $8.9 million in net income to the Corporation's 1993 results.

The Corporation also purchased assets associated with 12 farm service centers in Florida (Terra Asgrow) on December 31, 1993. This acquisition had no effect on 1993 results of operations.

During 1992, the Corporation adopted Statement of Financial Accounting Standards
(SFAS) 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions" and SFAS 109, "Accounting for Income Taxes." The cumulative prior years' effect of these accounting changes as of January 1, 1992 was a credit of $22.3 million, or $0.32 per share. The credit resulted principally from the recognition of income tax benefits expected to be realized by the Corporation from its net operating loss (NOL) and tax credit carryforwards. The effect on 1992 income from continuing operations for these changes versus the methods used in 1991 was a reduction of $7.2 million, or $0.10 per share.

As a result of the decision to focus on agribusiness as its sole operating segment and a gain on the sale of remaining coal properties discontinued in 1990, the Corporation realized a $2.4 million gain on disposition of discontinued operations in 1992. During 1991, the Corporation realized a loss of $170 million on the sale of its base metals segment for $87 million.

Operating results for 1992 and 1991 (there was no effect on operating results for 1993) for the base metals, leasing, construction materials, beryllium and gold businesses have been included in discontinued operations for all periods presented and were as follows:


(in thousands)                              1992            1991
- - --------------                             -------       ---------
Revenues:
   Base metals                             $   ---        $176,760
   Leasing                                   5,915           8,285
   Construction materials                   27,809          29,429
                                           -------        --------
                                           $33,724        $214,474
                                           =======        ========

Net income (loss) from operations:
   Base metals                             $   ---        $ (4,827)
   Leasing                                  (2,801)          3,760
   Construction materials                     (825)           (195)
   Other                                      (399)          2,454
                                           -------        --------
                                           $(4,025)       $  1,192
                                           =======        ========


FACTORS THAT AFFECT OPERATING RESULTS

Factors that may affect the Corporation's future operating results include: the number of planted acres; the types of crops planted; the effects general weather patterns have on the timing and duration of field work for crop planting and harvesting; the supply of crop inputs; the relative balance of supply and demand for nitrogen fertilizers; the availability and cost of natural gas; management's ability to control selling, general and administrative expenses; and the availability and cost of financing sources to fund seasonal working capital needs.

The number of planted acres and the types of crops planted are influenced by government programs designed to manage carryover stocks and commodity prices of certain crops. Due to the higher cost of crop inputs per acre for corn and cotton, compared with other major crops, changes in corn and cotton acreages have a more significant effect on the demand for the Corporation's products and services than changes in other crops. Significant declines in corn carryover stocks have lowered 1994 government corn acreage set-asides. As a result, and assuming more favorable weather conditions than experienced during 1993, the U.S.D.A. forecasts and the Corporation expects planted corn acreage to increase from 74 million acres to 80 million acres in 1994.

Weather can have a significant effect on operations. Weather conditions that delay or intermittently disrupt field work during the planting season may result in fewer crop inputs being applied than normal and/or shift plantings to crops with shorter growing seasons. Similar conditions following harvest may delay or eliminate opportunities to apply fertilizers in the fall of the year. Weather can also have an adverse effect on crop yields, which lowers the income of the Corporation's customers and could impair their ability to pay for inputs purchased from the Corporation. During 1993, excessive moisture through much of the Midwest resulted in higher-than-normal unplanted acreage and fewer applications of crop inputs. Soil moisture levels remain high in some Midwest areas and early spring precipitation could disrupt field work during the 1994 planting season.

Reliable sources for supply of crop inputs at competitive prices are critical to the distribution portion of the Corporation's business. The Corporation's sources for fertilizer, agricultural chemicals and seed are typically basic manufacturers of the products without an internal capability to distribute products to the North American grower. The Corporation has entered into purchase agreements which should ensure an adequate supply of products for its grower and dealer customers through 1994.

Prices for manufactured fertilizers and feed products are influenced by the world supply and demand balance for ammonia and nitrogen derivatives and may be temporarily influenced by regional changes in supply and demand levels.

The principal raw material used to produce nitrogen fertilizer is natural gas. Natural gas costs comprise almost 50 percent of the total costs and expenses associated with Manufactured Fertilizer operations. The Corporation believes there is sufficient supply of natural gas to allow stable costs over the long-term and has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies during the heating season. At December 31, 1993, the Corporation had fixed prices for approximately 40% of its 1994 natural gas requirements for its nitrogen fertilizer plants using supply contracts or financial derivatives. During 1993, most of the natural gas used at the Corporation's Courtright plant was obtained pursuant to fixed price contracts that were considerably favorable compared with U.S. contracts. The favorable gas supply contracts expired during the 1993 fourth quarter. Compared with spot prices for natural gas, the Corporation estimates the Courtright fixed price contracts reduced 1993 costs by $7.0 million.

The Corporation's business is highly seasonal with the majority of sales occurring during the second quarter in conjunction with spring planting activity. Due to the seasonality of the business and the relatively brief periods products can be used by customers, the Corporation builds inventories during the first quarter in order to ensure timely product availability during the peak sales season. The Corporation's ability to purchase product at off-season prices and carry inventory until periods of peak demand generally contributes to gross profits. For its current level of sales, the Corporation requires lines of credit to fund inventory increases as well as to support customer credit terms. The Corporation believes that its revolving credit facilities, approximating $156 million, which expire during 1995 are adequate for expected 1994 sales levels.

HEDGING AND FINANCIAL INSTRUMENTS

The Company uses financial derivatives and futures markets as follows:

1. To fix Canadian - U.S. dollar exchange rates. A significant portion of the Company's Canadian production is sold in the U.S., or is based on U.S. prices, but many of the production costs are in Canadian dollars. As a result, the Company's earnings will decline when the Canadian dollar increases in value compared with the U.S. dollar. Consequently, the Company buys Canadian dollars forward, or uses derivatives to fix future exchange rates, for about 50% of its estimated Canadian dollar requirements over a twelve-month period. The Company had committed to buy approximately $19 million (CDN) at December 31, 1993. In addition, the Company had converted its commitments for future payments, totaling $62 million (CDN) at December 31, 1993, under its Canadian nitrogen plant lease to U.S. dollars through the use of futures contracts. At December 31, 1993, the Company had deferred gains totaling $0.8 million related to these contracts based on their fair value. During 1993, the effect of settling foreign exchange futures contracts were not significant to the Company's results of operation.

2. To fix future natural gas prices. As indicated elsewhere, the Company's policy is to fix the price for between 40% and 80% of its natural gas requirements over a twelve-month period. The Corporation manages the risk of changes in natural gas prices using over-the-counter (OTC) and exchange-traded instruments. These instruments include NYMEX futures contracts and options, and OTC options and swap agreements. Natural gas futures contracts are regulated by NYMEX and are delivery specified for a standard volume of natural gas. These contracts are traded up to eighteen months forward and settlement dates are scheduled to coincide with gas purchases during that future period. Gains or losses on futures contracts, including contracts terminated prior to expiration, are credited or charged to the cost of natural gas in the period in which the related natural gas purchase occurs. NYMEX option contracts are agreements regulated and specified by NYMEX giving the holder of the contract the right to either own a futures contract at a designated price or sell a futures contract at a designated price. A swap agreement is an agreement between the Corporation and a third party to exchange cash based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices. OTC options are agreements between the Corporation and third parties which give the Corporation the right to receive cash when gas prices reach a designated price.

    Management has instituted certain reporting procedures to monitor the Corporation's exposure. These include reporting of trading activity and gains and losses based on the fair value of outstanding contract positions. The risk associated with outstanding natural gas positions is directly related to increases or decreases in natural gas prices and the related increase and decrease of the underlying NYMEX natural gas contract prices.

    The Company's production plants use approximately 45 million MMBtu of natural gas annually. During 1993, natural gas related hedging activities resulted in average cost reductions compared with spot prices of approximately $5.8 million, or 6%, for total natural gas purchases, including an estimated $7.0 million effect of favorable purchase contracts for the Courtright plant. At December 31, 1993, the Company had bought forward 40% of its natural gas requirements for the next twelve months and had deferred $0.5 million in losses based on the fair value of outstanding natural gas related financial instruments.

3. To convert fixed rate borrowings to variable rates. The Company has entered into interest rate swap agreements to convert $15 million of its fixed-rate, long-term borrowings to variable rates through April 15, 2003. At December 31, 1993, the net interest rate effect of the swap arrangements totaled 2.9%, effectively reducing the interest rate on its $30 million of 8.48% Senior Notes to 7.0%.

RESULTS OF CONTINUING OPERATIONS

1993 COMPARED WITH 1992

CONSOLIDATED RESULTS

The Corporation reported income from continuing operations of $22.8 million, or $0.33 per share, on revenues of $1,238.0 million in 1993, compared with income from continuing operations of $10.4 million, or $0.15 per share, on revenues of $1,082.2 million in 1992. The 1993 results include nine months of operation of the Canadian acquisition which added $98.3 million to revenues and $8.9 million to income from continuing operations.

The Corporation's operations are classified into two major categories-- Distribution and Manufactured Fertilizer. The Distribution category includes sales of products purchased from manufacturers and resold by the Corporation. Distribution revenues are derived primarily from grower and dealer customers through sales of chemicals, fertilizer, seed and related services. The Manufactured Fertilizer category represents only those operations directly related to wholesale sales of nitrogen fertilizer and feed ingredients manufactured at the Corporation's Woodward, Port Neal and Courtright (Canadian) facilities.

Total revenues and pretax income from continuing operations for the years ended December 31, 1993 and 1992 by major operating category were as follows:


(in thousands)                                         Revenues             Pretax Income
- - --------------                                ----------------------------------------------
                                                 1993          1992         1993       1992
                                              ----------    ----------    -------    -------
Distribution                                  $1,019,438    $  958,725    $16,903    $16,568
Manufactured Fertilizer                          228,910       125,659     28,654     14,841
Other - net of intercompany eliminations         (10,347)       (2,193)    (3,729)    (5,690)
- - ----------------------------------------      ----------     ---------    -------    -------
    Operating income                                                       41,828     25,719
Net interest expense                                                       (9,683)    (7,533)
- - --------------------                                                      -------    -------
Total from continuing operations              $1,238,001    $1,082,191    $32,145    $18,186
================================              ==========    ==========    =======    =======


DISTRIBUTION

Distribution revenues of $1.02 billion in 1993 increased $60.7 million from 1992 sales or 6.3%. Approximately $17.7 million of the sales increase reflected a 3% increase in chemical sales, while the acquisition of the Canadian business added $20.1 million of the sales increase, or 2.1%. Distributed fertilizer sales increased $18.3 million and seed revenues approximated 1992 levels. Revenue increases in 1993 were less than expected due to weather conditions, especially the flooding and wet conditions in the central United States, which reduced planted acres and input application rates.

Operating income for the Distribution business was $16.9 million in 1993, compared with $16.6 million in 1992. The acquisition of the Canadian business added $4.0 million to Distribution operating income. Domestic operating income included a $12.1 million increase in gross profits which was more than offset by $15.8 million of higher direct selling expenses. The increase in gross profits includes $5.4 million from higher sales volumes of chemicals as well as margin improvements resulting primarily from the Corporation's increased distribution of its Riverside proprietary brand products. Gross profits increased $4.3 million due to higher sales volumes for distributed fertilizer; gross profits related to sales of other products and services increased $2.4 million. Increases in 1993 direct selling expenses from 1992 were primarily due to an $8.1 million increase in compensation costs, which related principally to normal wage increases and additional personnel, and increased equipment leasing, operating and maintenance expenses of $3.7 million related to the increased number of locations and excessively wet field conditions. Advertising and promotional expenditures increased $1.3 million from 1992.

MANUFACTURED FERTILIZER

Domestic Manufactured Fertilizer revenues increased 20% to $150.7 million in 1993 from $125.7 million in 1992. In addition, the acquisition of the Canadian plant added $78.2 million of manufactured fertilizer sales. Increased domestic fertilizer sales volumes added 15% to revenues and higher selling prices for nitrogen fertilizer and feed products increased revenues by 5%. The additional sales volume and higher selling prices were principally the result of increased demand for nitrogen solution fertilizers which were heavily used in the shortened planting season.

Operating income for the Manufactured Fertilizer business in 1993 was $28.7 million, compared with $14.8 million in 1992. The Canadian plant contributed $9.5 million to the increase in 1993 operating income. Higher domestic sales volumes contributed $4.0 million to earnings for 1993. Expanded domestic ammonia production and 1992 maintenance turnarounds on both domestic plants improved 1993 gas conversion efficiency which added $2.0 million to operating income while excess 1992 turnaround costs of $3.0 million were not repeated. Higher selling prices for domestic production increased earnings by $6.6 million but were more than offset in 1993 by $11.3 million of cost increases caused mainly by natural gas price increases.

OTHER OPERATIONS

The net cost of other operations was $3.7 million in 1993, compared with $5.7 million in 1992. The $2 million reduction was primarily the result of reversing $4.2 million of product liability reserves expensed in 1989, reflecting the settlement of litigation with DuPont over the fungicide, Benlate, and a $2.4 million increase in corporate and unallocated expenses, including $1.4 million related to losses on dispositions of short-term investments prior to maturity and $0.8 million in compensation expense tied to increases in the market price of the Corporation's stock.

NET INTEREST EXPENSE

Net interest expense totaled $9.7 million in 1993, compared with $7.5 million in 1992. The increase was primarily the result of additional interest expense due to the November 1992 issuance of $30.0 million of unsecured notes.

INCOME TAXES

For 1993, the income tax provision rate was lower than statutory rates due to the utilization of previously unrecognized capital loss carryforwards. For federal income tax reporting purposes, the Corporation has remaining NOLs of $55 million and tax credits of $1.7 million to offset taxable income and regular tax liabilities, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During 1993, cash was provided primarily through operating activities and the sale of assets discontinued in prior years and was utilized for two major acquisitions, the continued upgrading of production facilities, funding of sales growth and repayment of debt.

Cash was used to fund increases in accounts receivable of $50.8 million and inventory of $46.4 million, including $26.8 million in accounts receivable and $30.1 million in inventory related to acquisitions. Higher fourth quarter 1993 sales than in 1992 caused the majority of the remaining increase in the accounts receivable balance. The remaining increases in inventory resulted from off-season purchases to obtain discounts, increased crop protection chemicals stocked under the Corporation's Riverside label and higher fertilizer inventory in anticipation of seasonal price increases.

Asset sales during 1993 generated $24.4 million, including $18.5 million from the sale of the construction materials business and $5.9 million from the sale of the remaining leasing business. Asset sales generated $23.1 million of cash during 1992, which included $12.0 million from the sale of coal properties and $10.0 million from the sale of a leasing subsidiary.

The 1993 Canadian acquisition was funded through an operating lease for the production facilities and $19.9 million in cash. A $35 million Canadian dollar revolving credit facility is available to provide for their working capital needs. The Terra Asgrow (Florida) purchase was closed December 31, 1993 with $31.0 million paid from available cash. Payments for the Canadian and Florida acquisitions included $20.5 million for non-current assets.

Purchases of property, plant and equipment totaled $21.6 million in 1993 compared with $17.6 million in 1992. Except for $6.9 million spent for a methanol manufacturing plant at the Woodward, Oklahoma facility, the 1993 capital expenditures were for routine replacements of property, plant and equipment and service center expansions. The Corporation expects 1994 capital expenditures to approximate $27 million, of which $8 million relates to completing the methanol manufacturing plant. The remaining $19 million of capital expenditures will be used for routine replacements of property, plant and equipment, expansion of service centers, and efficiency improvements at the fertilizer production plants.

Repayment of long-term debt during 1993 and 1992 was limited to scheduled repayments. Consolidated debt, including the portion due within one year, as a percentage of total capital was 35% at December 31, 1993 and 38% as of December 31, 1992. During 1992, the Corporation issued $30 million of long-term debt through a private placement to be used for general operating purposes.

In July 1993, the Board of Directors authorized a share repurchase program for up to 2.0 million shares. During 1993, 106,900 shares were repurchased for $0.5 million. In November 1993, the Board of Directors declared a $0.02 per share regular quarterly dividend. This will represent a 1994 cash outlay of $5.6 million, which will be funded from current operations.

The ratio of current assets to current liabilities at December 31, 1993 was 2.1, unchanged from December 31, 1992. The Corporation's current ratio will generally decline through June as seasonal increases in inventories and receivables are funded by increases in current liabilities.

Current financial resources are expected to be adequate to meet normal requirements during 1994. Cash balances at December 31, 1993 were $65.1 million, of which $13.0 million is used to collateralize letters of credit supporting recorded liabilities. The Corporation has a $130 million revolving credit facility to fund seasonal increases in inventories and receivables. The facility expires December 31, 1995. Credit agreements outstanding at December 31, 1993 contain certain restrictions, which are described in Notes 8 and 10 to the Consolidated Financial Statements. In addition, these agreements restrict the transfer of cash and other assets from certain operating subsidiaries to the Corporation.

The Corporation plans to grow internally and through acquisitions. Management believes the present working capital position combined with projected cash flows and available borrowing capacity will be sufficient to meet anticipated cash requirements for operating needs, capital expenditures and expansion strategies.

RESULTS OF CONTINUING OPERATIONS

1992 COMPARED WITH 1991

CONSOLIDATED RESULTS

Income from continuing operations was $10.4 million, or $0.15 per share, for 1992 compared with $12.0 million, or $0.18 per share, for 1991. The 1992 income tax provision was $6.7 million higher than in 1991 primarily as the result of the Corporation's change in accounting for income taxes. The Corporation recorded 1992 income from continuing operations before income taxes of $18.2 million compared with $13.1 million in 1991. Total revenues were $1,082.2 million in 1992 compared with $1,022.6 million in 1991.

Total revenues and pretax income from continuing operations for the years ended December 31, 1992 and 1991 by major operating category were as follows:

(in thousands)                                         Revenues            Pretax Income
- - --------------                                ---------------------------------------------
                                                 1992         1991        1992       1991
                                              ----------   ----------    -------   --------
Distribution                                  $  958,725   $  899,250    $16,568   $  9,991
Manufactured Fertilizer                          125,659      126,664     14,841     26,703
Other - net of intercompany eliminations          (2,193)      (3,317)    (5,690)   (11,025)
                                              ----------   ----------    -------   --------
  Operating income                                                        25,719     25,669
Net interest expense                                                      (7,533)   (12,563)
                                                                         -------   --------
Total from continuing operations              $1,082,191   $1,022,597    $18,186   $ 13,106
                                              ==========   ==========    =======   ========

DISTRIBUTION

Distribution revenues of $958.7 million in 1992 increased $59.4 million from 1991 sales of $899.3 million. Chemical sales increased $64.7 million, or 11%, during 1992 principally as the result of increased sales volumes in the market area that covers Mississippi, Arkansas, Tennessee, Louisiana and portions of Missouri. Within this market area, demand for cotton insecticide showed the largest increase. Retail fertilizer volumes increased $14.1 million, or 7%, in 1992 due to increased application rates and market share growth. Total distributed fertilizer sales declined, however, due to the expiration of a dealer supply agreement for phosphate fertilizers and a 4% reduction in selling prices. Seed sales increased $4.6 million, or 10%, over 1991 levels.

Operating income for the Distribution business was $16.6 million in 1992, compared with $10.0 million in 1991. The increase in 1992 operating income reflected a $12.4 million increase in gross profits offset by a 5%, or $5.8 million, increase in direct selling expenses. The higher gross profits resulted primarily from increased sales volumes as overall gross margins approximated 1991 levels. Increases in 1992 direct selling expenses from 1991 were primarily due to a $4.7 million increase to compensation costs that reflected normal wage increases, higher medical benefit costs and added headcount. Expenses compared with 1991 also increased by $1.0 million as the result of the accounting change to recognize retiree medical costs over the employee's service period.

MANUFACTURED FERTILIZER

Manufactured Fertilizer revenues totaled $125.7 million in 1992 compared with $126.7 million in 1991. Selling prices for fertilizer and feed ingredients manufactured by the Corporation declined by $2.3 million, or 2%, in 1992 due primarily to a higher proportion of off-season sales of ammonia, when prices are generally lower. The pricing reductions were partially offset by increased ammonia volumes.

Operating income for Manufactured Fertilizer operations declined $11.9 million to $14.8 million in 1992 from $26.7 million in 1991. Lower selling prices combined with a 10% increase in natural gas costs reduced 1992 operating income by $7.5 million. Natural gas costs increased significantly over 1991 levels during the last six months of 1992 as the result of lower industry-wide inventories and increased regulatory tariffs. Manufacturing costs for 1992 were also increased by $3.0 million for higher-than-anticipated costs of maintenance turnarounds at both nitrogen production facilities. Manufacturing costs for 1991 were reduced $1.3 million by insurance proceeds.

OTHER OPERATIONS

The net cost of other operations was $5.7 million in 1992 compared with $11.0 million in 1991. The decrease was primarily the result of a $4.1 million reduction in corporate and unallocated expenses due to the August 1991 closing of the New York corporate office.

NET INTEREST EXPENSE

Interest expense, net of interest income, totaled $7.5 million in 1992 compared with $12.6 million in 1991. Interest expense was reduced from $14.4 million in 1991 to $10.6 million in 1992 due to lower seasonal borrowings, the retirement of $31.4 million of Convertible Subordinated Debentures during the last half of 1991, scheduled debt repayments and lower interest rates. Interest income increased to $3.1 million in 1992 from $1.8 million in 1991 due to higher average cash balances as the result of 1991 asset sales.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Terra Industries has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TERRA INDUSTRIES INC.

                                      By: /s/ George H. Valentine
                                          -----------------------
                                          George H. Valentine
                                          Vice President, General Counsel and
                                           Corporate Secretary

Date: October 13, 1994