Form 10-Q
period 1994-09-30
TERRA INDUSTRIES INC
filed 1994-11-14
CIK 722079

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                        ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 1994, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value       70,889,246 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                            TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)

                                                      September 30,           December 31,              September 30,
                                                          1994                    1993                      1993
                                                      -------------           ------------              -------------
                                                       (unaudited)                                       (unaudited)
ASSETS
Cash and short-term investments                         $ 21,681              $  65,102                   $ 64,167
Accounts receivable, less allowance for
 doubtful accounts of $6,470, $5,788 and $8,777          264,485                122,774                    213,361
Inventories                                              244,918                244,995                    208,711
Deferred tax asset -- current                             27,338                 26,011                     22,645
Other current assets                                      30,379                 10,586                      7,821
- - ------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     588,801                469,468                    516,705
- - ------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                       124,828                110,670                     97,811
Deferred tax asset -- non-current                          7,917                 24,742                     19,513
Net assets of discontinued operations                        ---                  3,488                     23,123
Other assets                                              48,726                 26,114                      8,740
- - ------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $770,272               $634,482                   $665,892
==================================================================================================================

LIABILITIES
Debt due within one year                                $141,754               $  9,636                   $ 13,058
Accounts payable                                         156,325                 99,886                    142,412
Accrued and other liabilities                             99,058                128,659                    111,830
- - ------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                397,137                238,181                    267,300
- - ------------------------------------------------------------------------------------------------------------------

Long-term debt                                            44,755                119,061                    119,119
Deferred tax liability -- non-current                      3,989                    451                      1,043
Other liabilities                                         33,283                 33,809                     29,205
- - ------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                        479,164                391,502                    416,667
- - ------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 114,375 shares;
   outstanding 70,889, 69,455 and 69,250 shares          124,056                122,257                    122,060
  Trust Shares, authorized 16,500 shares;
   outstanding none, none and 3,890 shares                   ---                    ---                        ---
Paid-in capital                                          526,729                516,128                    515,399
Cumulative translation adjustment                           (244)                  (488)                      (229)
Accumulated deficit                                     (359,433)              (394,917)                  (388,005)
- - ------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               291,108                242,980                    249,225
- - ------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $770,272               $634,482                   $665,892
==================================================================================================================

                         See accompanying Notes to the Consolidated Financial Statements.                        2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per-share amounts)
                                  (unaudited)



                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                         ------------------     ----------------------
                                           1994      1993          1994        1993
                                         --------  --------     ----------  ----------
REVENUES
Net sales                                $281,431  $244,416     $1,340,906  $1,051,569
Other income, net                           6,474     6,048         24,755      19,236
- - --------------------------------------------------------------------------------------
                                          287,905   250,464      1,365,661   1,070,805
- - --------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                             239,518   211,189      1,137,203     892,800
Depreciation and amortization               4,797     3,899         13,857      11,656
Selling, general and administrative
 expense                                   44,147    38,537        144,319     122,674
Equity in (earnings) of
 unconsolidated affiliates                 (2,792)   (2,054)        (2,828)     (2,994)
Interest income                            (1,249)     (724)        (3,232)     (2,592)
Interest expense                            2,485     3,238          8,326       9,890
- - --------------------------------------------------------------------------------------
                                          286,906   254,085      1,297,645   1,031,434
- - --------------------------------------------------------------------------------------
Income (loss) before income taxes
 and extraordinary item                       999    (3,621)        68,016      39,371
Income tax (provision) benefit               (300)    1,155        (25,700)    (11,000)
- - --------------------------------------------------------------------------------------
Income (loss) before extraordinary
 item                                         699    (2,466)        42,316      28,371
Extraordinary loss on early
 retirement of debt                            --        --         (2,614)         --
- - --------------------------------------------------------------------------------------
NET INCOME (LOSS)                        $    699  $ (2,466)    $   39,702  $   28,371
======================================================================================
EARNINGS PER SHARE:
Income (loss) before
 extraordinary item                      $   0.01  $  (0.04)    $     0.60  $     0.41
Extraordinary loss on early
 retirement of debt                            --        --          (0.04)         --
- - --------------------------------------------------------------------------------------
NET INCOME (LOSS)                        $   0.01  $  (0.04)    $     0.56  $     0.41
======================================================================================
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING              71,339    69,067         70,671      69,046
======================================================================================
CASH DIVIDENDS DECLARED
 PER SHARE                               $   0.02  $     --     $     0.06  $       --
======================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                (in thousands)
                                  (unaudited)


                                                                         Cumulative
                                   Common       Trust       Paid-In      Translation     Accumulated
                                   Shares       Shares      Capital      Adjustment        Deficit        Total
- - -----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992      $ 83,931     $ 22,312     $531,609        $ ---         $(416,376)     $221,476
 Exchange of HBMS
  Special Shares                    38,214      (22,312)     (15,902)         ---               ---           ---
 Exercise of stock options              17          ---           41          ---               ---            58
 Stock repurchase                     (107)         ---         (360)         ---               ---          (467)
 Translation adjustment                ---          ---          ---         (229)              ---          (229)
 Stock Incentive Plan                    5          ---           11          ---               ---            16
 Net income                            ---          ---          ---          ---            28,371        28,371
- - -----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993     $122,060     $    ---     $515,399        $(229)        $(388,005)     $249,225
=================================================================================================================


                                                                          Cumulative
                                   Common       Trust       Paid-In       Translation    Accumulated
                                   Shares       Shares      Capital       Adjustment       Deficit        Total
- - -----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993      $122,257     $    ---     $516,128        $(488)        $(394,917)     $242,980
 Stock Incentive Plan                  234          ---        1,684          ---               ---         1,918
 Exercise of stock options             834          ---        3,741          ---               ---         4,575
 Conversion of Convertible
  Debentures                           731          ---        5,176          ---               ---         5,907
 Translation Adjustment                ---          ---          ---          244               ---           244
 Dividends                             ---          ---          ---          ---            (4,218)       (4,218)
 Net income                            ---          ---          ---          ---            39,702        39,702
- - -----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994     $124,056     $    ---     $526,729        $(244)        $(359,433)     $291,108
=================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               4


                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                              ---------------------
                                                                1994        1993
                                                              ---------   ---------
OPERATING ACTIVITIES
Net income                                                    $  39,702   $  28,371
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                                  13,857      11,656
  Deferred income taxes                                          21,251       5,129
  Extraordinary loss on early retirement of debt                  2,614         504
  Equity in earnings of unconsolidated affiliates                (2,828)     (2,994)
  Stock compensation                                                941          79
  Other                                                             841          19
Changes in current assets and liabilities,
 excluding working capital purchased/sold:
  Accounts receivable                                          (150,917)   (131,673)
  Inventories                                                     1,407      15,553
  Other current assets                                           (8,333)         20
  Accounts payable                                               56,406      41,740
  Accrued and other liabilities                                 (23,736)        255
Other                                                            (1,472)     (2,337)
- - -----------------------------------------------------------------------------------
Net cash used in operating activities                           (50,267)    (33,678)
- - -----------------------------------------------------------------------------------
INVESTING ACTIVITIES
Discontinued operations                                          (2,456)     (6,360)
Purchase of property, plant and equipment                       (25,553)    (16,295)
Acquisitions                                                    (27,505)    (19,905)
Proceeds from investments                                           573         516
Sale of assets                                                      ---      20,241
- - -----------------------------------------------------------------------------------
Net cash used in investing activities                           (54,941)    (21,803)
- - -----------------------------------------------------------------------------------
FINANCING ACTIVITIES
Short-term borrowings -- net                                    132,118       5,738
Premium paid on retirement of convertible debentures             (2,533)        ---
Proceeds from issuance of long-term debt                            ---         250
Principal payments on long-term debt                            (68,399)     (7,490)
Dividends                                                        (4,218)        ---
Stock repurchase                                                    ---        (467)
Exercise of stock options                                         4,575          57
- - -----------------------------------------------------------------------------------
Net cash provided (used) by financing activities                 61,543      (1,912)
- - -----------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term investments          244        (229)
- - -----------------------------------------------------------------------------------
Decrease in cash and short-term investments                     (43,421)    (57,622)
Cash and short-term investments at beginning of period           65,102     121,789
- - -----------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD              $  21,681   $  64,167
===================================================================================

See accompanying Notes to the Consolidated Financial Statements.               5

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

3. Inventories consisted of the following:


                             September 30,   December 31,   September 30,
        (in thousands)           1994           1993            1993
        -----------------------------------------------------------------
        Raw materials          $ 25,214        $ 22,983       $ 23,468
        Finished goods          219,704         222,012        185,243
        -----------------------------------------------------------------
        Total                  $244,918        $244,995       $208,711
        =================================================================


4. The Corporation and certain of its subsidiaries are involved in various legal actions and claims, including environmental matters, arising during the normal course of business. Although it is not possible to predict with any certainty the outcome of such matters, it is the opinion of management that these matters will not have a material adverse effect on the Corporation.

5. The Corporation has added to its operating capacity through acquisitions during 1994 and 1993. The significant acquisitions are summarized below. Operating results of the acquired businesses subsequent to the respective dates of the acquisitions are included in the Consolidated Statements of Operations.

   On April 8, 1993, a wholly-owned subsidiary of the Corporation, Terra International (Canada) Inc. (Terra Canada) purchased working capital and acquired rights to an anhydrous ammonia production and related upgrading facilities located in Courtright, Ontario (the nitrogen plant) effective as of March 31, 1993. In addition, Terra Canada purchased interests in 32 farm service centers. Thirty of the service centers are owned by corporations in which Terra Canada has a 50% interest; the remaining two centers are wholly owned by Terra Canada. The assets and liabilities as of March 31, 1993 are reflected in the Consolidated Statements of Financial Position.

   On December 31, 1993, Terra International, Inc. purchased net assets of certain operations of Asgrow Florida Company, Inc. (Asgrow Florida), a distributor of fertilizer, chemicals and seed. Asgrow Florida operated 12 distribution centers and was a supplier to the vegetable and ornamental markets, mostly in Florida.

   On October 20, 1994, the Corporation acquired Agricultural Minerals and Chemicals, Inc. ("AMCI") for $400 million plus an estimated working capital adjustment of $102.4 million. AMCI, through its subsidiaries manufactured nitrogen-based fertilizers and industrial use products, and methanol. The subsidiaries controlled by the Corporation as a result of the AMCI acquisition include Terra Nitrogen Corporation ("TNC") and Beaumont Methanol Corporation ("BMC"). TNC has a 60.2 percent ownership interest in Terra Nitrogen Company, L.P. ("TNCLP"), formerly Agricultural Minerals Company, L.P., which operates nitrogen products manufacturing facilities in Verdigris, Oklahoma and Blytheville, Arkansas through an investment in an operating partnership, Terra Nitrogen, Limited Partnership ("TNLP"), formerly Agricultural Minerals, Limited Partnership. BMC operates a methanol production facility in Beaumont, Texas. The excess of purchase price over the fair value of net assets acquired will be amortized on a straight-line basis over 18.5 years which is estimated to be the average remaining useful life of the manufacturing plants acquired.

To finance the acquisition of AMCI, the Corporation issued 9.7 million Common Shares for aggregate net proceeds of approximately $112.7 million, entered into credit arrangements to issue $310 million of long-term debt, and refinanced certain bank debt and credit lines of the Corporation, AMCI and AMCI's subsidiaries aggregating $260 million of which $152 million in borrowings were outstanding. The Corporation used $40 million of the new debt issue to refinance short-term bank debt. As a result of the acquisition of AMCI, the Corporation also assumed AMCI's obligations under its $175 million in aggregate principal of 10.75% Senior Notes due 2003 (the "Senior Notes"). Under terms of the indenture related to the Senior Notes, the acquisition transactions constituted a change of control providing holders of the Senior Notes the right to require the Corporation to repurchase such Senior Notes at a cash price of 101% of principal plus accrued interest. Under the new credit arrangements, the Corporation has adequate credit lines to fund any required repurchase. The credit agreement provides for a $175 million revolving line of credit for use by Terra International, Inc. and BMC and a $50 million revolving line of credit for TNLP.

Concurrent with the closing, BMC sold for $4 million a methanol call option at $0.65 per gallon, plus natural gas cost, covering 130-140 million gallons of methanol annually for the period from closing through December 31, 1997. Under terms of an agreement related to the call option, BMC is obligated to make payments when methanol average annual selling prices exceed contractual thresholds over average natural gas costs. The call option will approximate 50% of annual methanol production at BMC. The Corporation expects that BMC will be required to make payments under the methanol call option only if methanol prices increase relative to natural gas prices as compared with historical price levels.

Terra Canada's and Asgrow Florida's operating results are included in the Consolidated Statements of Operations for 1994. The following table represents unaudited pro forma summary results of operations as if the acquisitions of Terra Canada, Asgrow Florida and AMCI had occurred at the beginning of 1993:


                                        Nine Months Ended    Nine Months Ended
(in thousands, except per-share data)   September 30, 1994   September 30, 1993
- - -------------------------------------------------------------------------------
Revenues                                $1,740,507           $1,426,658

Income before extraordinary item        $   80,823           $   18,694

Net income                              $   78,209           $   18,694

Net income per share                    $     0.97           $     0.24

- - -------------------------------------------------------------------------------


The pro forma operating results were adjusted to include lease expense rather than depreciation for the Terra Canada nitrogen plant, increased costs of seed sales, depreciation of the fair value of capital assets acquired based on estimated useful lives at respective acquisition dates, amortization of intangibles, reduction of incentive compensation expense for plans terminated at acquisition, interest expense on the acquisition borrowings and the effect of income taxes.

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

7. During March 1994, the Corporation entered into an agreement to sell its receivables. Under this agreement, which expires March 31, 1996, the Corporation may sell an undivided interest in a designated pool of its accounts receivable and receive up to $50 million in proceeds. Undivided interests in new receivables may be sold as collections reduce previously sold interests. The undivided interests are sold at a discount that is included in selling, general and administrative expenses in the Consolidated Statement of Operations. As of September 30, 1994, $50.0 million in proceeds had been received under this agreement.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                QUARTER ENDED SEPTEMBER 30, 1994, COMPARED WITH
                       QUARTER ENDED SEPTEMBER 30, 1993

Net income totaled $0.7 million for the third quarter 1994 and was $3.2 million favorable to the $2.5 million net loss in the 1993 third quarter. The Corporation's operations are seasonal, coincident with crop plantings, which generally results in high second quarter earnings, and reduced earnings or losses in other quarters.

The Corporation's operations are classified into two major categories -- Distribution and Manufactured Fertilizer. Total revenues and pretax income for the three months ended September 30, 1994, and 1993 by major operating category were as follows:


                                               Revenues          Pretax Income (Loss)
- - -------------------------------------------------------------------------------------
(in thousands)                             1994        1993        1994       1993
- - -------------------------------------------------------------------------------------
Distribution                             $237,720    $210,314    $(1,580)   $   252
Manufactured Fertilizer                    52,552      41,453      6,100         81
Other--net of intercompany eliminations    (2,367)     (1,303)    (2,285)    (1,440)
- - -------------------------------------------------------------------------------------
   Operating income                                                2,235     (1,107)
Net interest expense                                              (1,236)    (2,514)
- - -------------------------------------------------------------------------------------
Totals                                   $287,905    $250,464    $   999   $ (3,621)
=====================================================================================


Distribution third quarter 1994 revenues of $237.7 million increased $27.4 million from 1993 levels due principally to additional farm service centers added since 1993 which include twelve Florida locations purchased in December 1993. Distribution third quarter operating results were $1.8 million unfavorable to 1993 due to an earlier 1994 planting season compared with 1993 which resulted in increased sales earlier in the year, comparatively strong 1993 third quarter demand as the result of flood related planting delays and higher 1994 selling and administrative expenses. Selling and administrative expenses increased $8.0 million due principally to new locations, normal wage increases, and sales force additions.

Manufactured Fertilizer revenues of $52.6 million during the 1994 third quarter increased $11.1 million from 1993 due to increased selling prices for anhydrous ammonia and higher nitrogen fertilizer volumes as the result of increased crop acreage. Anhydrous ammonia selling prices increased 26% over 1993 third quarter prices due to increased demand and tight industry supplies. Third quarter 1994 operating income for the Manufactured Fertilizer business was $6.0 million more than operating income for the comparable 1993 period as the result of higher selling prices and volumes as well as the introduction of methanol production at the Corporation's Woodward facility during the first half of 1994. Gross profits from methanol production contributed $3.9 million to third quarter operating income. These earnings contributions were partially offset by higher manufacturing costs resulting from plant turnarounds and unscheduled repairs at the Corporation's Woodward and Courtright production facilities.

Net other operating expenses are primarily comprised of corporate administrative expenses and the operating results of a crop protection formulation facility. Third quarter operating income of the formulation facility was reduced by $0.6 million in 1994 due to fewer third party formulation contracts than in 1993.

For the three months ended September 30, 1994, net interest expense totaled $1.2 million compared with $2.5 million for the same period in 1993 due to the redemption of the convertible subordinated debentures during the 1994 first quarter and increased interest income from an expansion of financing services provided to the Corporation's dealer and grower customers.


              NINE MONTHS ENDED SEPTEMBER 30, 1994, COMPARED WITH
                     NINE MONTHS ENDED SEPTEMBER 30, 1993

Income before an extraordinary item totaled $42.3 million, $0.60 per share, on revenues of $1,365.7 million for the first nine months of 1994, compared with income before an extraordinary item of $28.4 million, $0.41 per share, on revenues of $1,070.8 million for the same period in 1993.

An extraordinary loss of $2.6 million, net of federal income taxes, was realized during the first quarter of 1994 on the redemption of outstanding 8.5% convertible debentures and included a 3.4% redemption premium and unamortized issue costs. The net income after extraordinary loss on early retirement of debt was $39.7 million, or $0.56 per share for the nine months ended September 30, 1994, compared with net income of $28.4 million, or $0.41 per share for the same period in 1993.

Total revenues and pretax income for the nine months ended September 30, 1994 and 1993 by major operating category were as follows:


                                                 Revenues          Pretax Income (Loss)
- - ---------------------------------------------------------------------------------------
(in thousands)                               1994         1993        1994       1993
- - ---------------------------------------------------------------------------------------
Distribution                             $1,187,358    $  920,449   $48,608    $31,334
Manufactured Fertilizer                     190,018       161,965    30,905     21,445
Other--net of intercompany eliminations     (11,715)      (11,609)   (6,403)    (6,110)
- - ---------------------------------------------------------------------------------------
   Operating income                                                  73,110     46,669
Net interest expense                                                 (5,094)    (7,298)
- - ---------------------------------------------------------------------------------------
Totals                                   $1,365,661    $1,070,805   $68,016    $39,371
=======================================================================================


Distribution revenues of $1,187.4 million for the nine months ended September 30, 1994 increased $266.9 million from the 1993 comparable period primarily due to higher sales volumes as the result of increased planted acreages and a $60.6 million sales increase in Florida resulting primarily from the Asgrow acquisition completed in December 1993. Gross profits increased $41.0 million reflecting higher sales volumes of distributed fertilizers and crop protection products. Selling expenses increased $23.8 million and were primarily attributable to normal wage increases and higher employment levels, increased equipment lease and maintenance expenses, and operating costs from locations added during the prior year.

Manufactured Fertilizer revenues for the first nine months of 1994 of $190.0 million increased $28.1 million from the comparable period in 1993 due principally to acquisition of the Courtright nitrogen plant at the end of March 1993 and higher selling prices and sales volumes. The Courtright nitrogen plant contributed $66.7 million to 1994 September year-to-date revenues compared with $51.1 million in the comparable 1993 period. Operating income increased $9.5 million principally due to increased nitrogen fertilizer selling prices and the production and sale of methanol which began in April 1994. Average 1994 selling prices, for all nitrogen fertilizer products combined, were 6% higher than in the comparable 1993 period. Price increases were partially offset by higher manufacturing costs resulting from reduced production volumes and a 4% increase in natural gas costs during 1994. Production volumes were lower in 1994 as a result of unscheduled repairs at the Corporation's Woodward and Courtright plants.

Net interest expense decreased $1.2 million to $5.1 million in 1994 due primarily to the redemption of the 8.5% convertible subordinated debentures. The estimated annual effective tax rate increased from 28.0% during 1993 to 37.8% in 1994 due to utilization of previously unrecognized capital loss carryforwards in 1993.


                          NATURAL GAS FORWARD PRICING
                          ---------------------------

The Corporation's policy is to fix the price of between 40% and 80% of its natural gas requirements over a twelve-month future period using fixed price contracts as well as over-the-counter and exchange-traded instruments. As a result, if natural gas prices increase during the twelve-month period, natural gas costs will be lower than if purchased at then-current prices. Conversely, if natural gas prices decrease during the hedge period, natural gas costs will be higher than if purchased at then-current prices.

The Corporation's production plants use approximately 45,000 MMBtu of natural gas annually. At September 30, 1994 the Corporation had bought forward approximately 50% of its natural gas requirements for the next twelve-month period. Gains or losses resulting from movement in the market value of natural gas forward positions are deferred and included as manufacturing cost in the period in which the hedged transaction relates. If outstanding natural gas forward positions were settled at September 30, 1994, the Corporation's natural gas costs during the forward period would exceed market prices by $6.7 million.


                 CHANGES IN FINANCIAL CONDITION SINCE YEAR-END
                 ---------------------------------------------

The Corporation used $50.3 million in cash to fund operations during the first nine months of 1994 primarily due to increases in accounts receivable resulting from increased sales and extended terms through grower financing programs. Short-term borrowings increased $132.1 million to fund seasonal working capital requirements and retirement of long-term debt. The redemption of the 8.5% Convertible Subordinated Debentures utilized $68.7 million of cash, which has been partially replaced with borrowing under new credit arrangements during the 1994 fourth quarter.

Capital expenditures of $25.6 million for the year-to-date through the third quarter 1994 compare to $16.3 million for the same period in 1993. The 1994 capital expenditures include $8.6 million for the completion of the methanol manufacturing plant at the Woodward, Oklahoma manufacturing facility. Completion of the project with the start-up of production and sales of methanol occurred during the second quarter 1994.

Cash used for acquisitions includes an $8.1 million payment on working capital acquired with the Asgrow Florida purchase, $12.2 million for a one-third interest in Royster-Clark, Inc., and payments totaling $5.7 million made for the purchase of six additional farm service centers. Royster-Clark, Inc. has annual sales of approximately $200 million and operates over 100 farm service centers throughout the mid-Atlantic coast states. The Corporation has the right under certain circumstances to increase its ownership in Royster-Clark, Inc. to a majority holder within five years.

Proceeds of $50 million were received from the sale of receivables pursuant to an agreement the Corporation entered into during March 1994. The funds were used to reduce seasonal borrowings and for general corporate purposes. The cash proceeds were reported as operating cash flows in the Consolidated Statements of Cash Flows.

As indicated in the notes to financial statements, the Corporation acquired AMCI on October 20, 1994. To finance this acquisition, the Corporation issued
9.7 million shares for net aggregate proceeds of approximately $112. 7 million, entered into a credit agreement to issue $310 million of long-term bank debt, refinanced certain debt of the Corporation, AMCI and AMCI's subsidiaries, and assumed AMCI's obligations under $175 million in aggregate principal amount of Senior Notes. Under terms of the indenture related to the Senior Notes, note holders have the right to require repurchase due to the change in control. The credit agreement provides adequate funding for the Corporation to complete any required repurchase of the Senior Notes.

Subsequent to the acquisition of AMCI and the relating refinancing, the Corporation had unused domestic credit lines of $58.0 million available for operating needs of Terra International, Inc. and BMC and unused Canadian credit lines of $13.7 million at September 30, 1994. In addition, TNLP has $50 million of unused credit lines available. The Corporation believes its cash balances and credit lines are sufficient to provide for its ongoing working capital requirements.

                          PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A) EXHIBITS

              EXHIBIT 27. Financial Data Schedule.

          (B) REPORTS ON FORM 8-K

              (1) On August 10, 1994, the Corporation filed a report on Form
                  8-K, dated August 9, 1994, covering a press release announcing the agreement to acquire AMCI.

              (2) On November 3, 1994, the Corporation filed an amended report on Form 8-K/A relating to, among other things, the consummation of the AMCI acquisition.



                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TERRA INDUSTRIES INC.



Date: November 11, 1994               /s/ Francis G. Meyer
                                      ------------------------------------------
                                      Francis G. Meyer
                                      Vice President and Chief Financial Officer
                                      and a duly authorized signatory