Form 10-K
period 1994-12-31
TERRA INDUSTRIES INC
filed 1995-03-20
CIK 722079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994       Commission file number: 1-8520

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange
        Title of each class                        on which registered
        -------------------                       -----------------------
COMMON SHARES, WITHOUT PAR VALUE                  NEW YORK STOCK EXCHANGE
                                                   TORONTO STOCK EXCHANGE

10 3/4% SENIOR NOTES DUE 2003                               N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    NONE

                                 ______________

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at January 31, 1995, was approximately $432,220,000.

       On January 31, 1995, Registrant's outstanding voting stock consisted of 80,980,502 Common Shares, without par value.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1994. Certain information therein is incorporated by reference into Part I,
Part II and Part IV hereof.

Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 2, 1995. Certain information therein is incorporated by reference into
Part III hereof.

                               TABLE OF CONTENTS

                                     PART I
                                     ------

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES...................................   1

ITEM 3.         LEGAL PROCEEDINGS.........................................  10

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......  10

                EXECUTIVE OFFICERS OF THE COMPANY.........................  10

                                    PART II
                                    -------

ITEM 5.         MARKET FOR TERRA INDUSTRIES' COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.......................................  12

ITEM 6.         SELECTED FINANCIAL DATA...................................  12

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................  12

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............  12

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.......................  12

                                    PART III
                                    --------
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............  12

ITEM 11.        EXECUTIVE COMPENSATION.....................................  12

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.................................................  13

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  13

                                    PART IV
                                    -------

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K...................................................  13

SIGNATURES.................................................................  19

INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS............... S-1


                                     PART I
                                     ------

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

  Terra Industries Inc., a Maryland corporation ("Terra" or the "Company"), conducts its ongoing operations in North America primarily through its subsidiaries. The Company's principal operating subsidiaries include Terra International, Inc., an indirect wholly owned subsidiary ("Terra International"), Terra International (Canada) Inc., a wholly owned subsidiary of Terra International ("Terra Canada"), Beaumont Methanol, Limited Partnership, an indirect wholly owned subsidiary ("BMLP"), Terra Nitrogen Corporation, an indirect wholly owned subsidiary ("TNC"), and Terra Nitrogen, Limited Partnership ("TNLP"). TNC is TNLP's sole general partner and owns, directly or indirectly, approximately 60% of TNLP. Approximately 40% of TNLP is indirectly owned by other limited partners in the form of publicly traded Senior Preference Units of Terra Nitrogen Company, L.P. ("TNCLP"). Unless otherwise referred to herein or the context otherwise requires, references to the "Company" or "Terra" shall mean Terra Industries Inc., including, where the context so requires, its direct and indirect subsidiaries. The principal corporate office of the Company is located at Terra Centre, 600 Fourth Street, Sioux City, Iowa 51102-6000 and its telephone number is 712-277-1340.

GENERAL

  The Company is a leading producer of nitrogen fertilizer and marketer of fertilizer, crop protection products, seed and services for agricultural, turf, ornamental and other growers. The Company also produces nitrogen products and methanol for industrial customers.

  The Company owns and operates the largest independent farm service center network in North America and is the second largest supplier of crop production inputs in the United States. After giving effect to the acquisition of Agricultural Minerals and Chemicals Inc., a Delaware corporation ("AMCI"), in October 1994, the Company became the third largest producer of anhydrous ammonia and one of the two largest producers of nitrogen solutions in the United States and Canada. The Company also substantially increased its participation in the methanol production industry with the acquisition of AMCI.

  The Company's distribution network serves the United States and eastern region of Canada and has grown over the last several years to include approximately:

 .  355 farm service centers;

 . 100 fertilizer storage facilities, most of which are leased and approximately half of which are operated by TNLP; and

 .  770 affiliated dealer locations.

The Company's production facilities are comprised of:

 . three nitrogen fertilizer plants, which are located in Oklahoma (the "Woodward Facility"), Iowa (the "Port Neal Facility") and Ontario, Canada (the "Courtright Facility");

 . two TNLP nitrogen fertilizer plants, which are located in Oklahoma (the "Verdigris Facility") and Arkansas (the "Blytheville Facility");

 . a methanol production plant, which is located in Texas (the "Beaumont Facility") (the Woodward Facility also includes some methanol production capacity);

    . a crop protection chemical formulation plant, which is located in Arkansas (the "Blytheville Formulation Facility"); and

    .  seven additional liquid chemical formulation facilities.

     The Port Neal Facility suffered a major explosion on December 13, 1994. The Company has decided to rebuild the facility, but does not expect it to be fully operational again until 1996.

     For certain financial information regarding the Company's industry segments (Distribution, Nitrogen Products and Methanol), see Note 20 to the Company's Consolidated Financial Statements incorporated herein.

DISTRIBUTION

  The Company's farm service center network is a distribution and marketing system for a comprehensive line of fertilizers, crop protection products, seeds and services. The Company's customers are primarily farmers and dealers located in the midwestern and southern regions of the United States, and the eastern region of Canada.

  Products. The Company markets a comprehensive line of crop protection products (herbicides, insecticides, fungicides, adjuvants, plant growth regulators, defoliants, desiccants and other agricultural chemicals), fertilizer (nitrogen, phosphates, potash and micronutrients) and seed.

  Although most crop protection products marketed by the Company are manufactured by unaffiliated suppliers, the Company also markets its own Riverside(R) brand products. Riverside products represented approximately 15% of the Company's total crop protection product sales in 1994. The Riverside line includes approximately 130 products, of which 23 were added in 1994, and consists of herbicides, insecticides, fungicides, adjuvants, seed treatments, plant growth regulators, defoliants and desiccants. The majority of Riverside products are formulated or packaged in facilities owned by the Company. The Riverside line includes several formulations produced exclusively by the Company, but does not include proprietary agricultural chemicals. Riverside products generally provide higher margins for the Company than products manufactured by unaffiliated suppliers. The sale of such products, however, involves additional indirect costs, including the cost of maintaining and disposing of excess inventory and potentially greater liability for product defects. The Company possesses and processes the registrations required by the EPA for Riverside pesticide products.

  The Company markets several major seed brands and, in its United States marketing area, is the largest independent seed distributor. The Company focuses particular marketing efforts on its proprietary brand of corn hybrids, soybean and cotton seed varieties, which provide higher margins. These products represented approximately 15% of total seed sales in 1994. The Company also has an exclusive retail storefront marketing and distribution agreement for DEKALB brand seed in the Midwest, which accounted for approximately 10% of total 1994 seed sales.

  Services. In addition to selling products required to grow crops, the Company's farm service centers offer a wide variety of services to grower customers. These services include soil and plant tissue analysis, crop production program recommendations, custom blending of fertilizers, field application services, field inspections for pest control and crop program performance follow-up. The farm service centers utilize the Company's Ag Analytical Services laboratory in Elida, Ohio to analyze nutrient levels in soil and plant tissue samples. The results of these tests are used by the Company's proprietary CropMaster(R) program to provide specific, localized soil fertility recommendations for specific crops on a field-by-field basis. Crop input recommendations are provided through computer terminals at most farm service center locations, which are linked to a mainframe computer located at the Company's headquarters in Sioux City, Iowa. Recommendations can be made for substantially all crops grown in the Company's markets. The program also provides "least cost" nutrient blending formula recommendations, makes seed variety recommendations based on hybrid characteristics and other factors important to the individual grower, and maintains crop input records for grower customers.

  In connection with product sales to dealers, the Company provides warehousing and delivery services. For selected dealer customers, the Company offers a service package called MarketMaster/TM/. The package includes environmental and safety audits, business management and agronomic training courses, access to the Company's Ag Analytical Services laboratory, use of the CropMaster program and other services. There were approximately 510 MarketMaster dealer sites at December 31, 1994.

  Marketing and Distribution. The Company markets its products primarily to agricultural customers, including both dealers and growers. For 1994, approximately 65% of the Company's distribution revenues were attributable to retail sales through farm service center locations and approximately 35% were attributable to wholesale sales to dealers.

  The Company also markets its products through its Professional Products(R) group to non-farm customers, including turf growers, nurseries, golf courses, parks, athletic facilities and utility companies. The Company offers these customers herbicides, insecticides, fungicides, fertilizer, adjuvants, plant growth regulators, seed and agronomic services. The Professional Products personnel generally work through the Company's farm service centers, using established delivery systems and product lines.

  The Company's distribution operations are organized into Northern and Southern Divisions, which include 14 separate regions. Field personnel receive regular training through Terra University(R), a series of courses designed to develop skills in agronomy, management, sales, environmental and personal safety, and field application. The field salespeople are supported by the Ag Analytical Services laboratory, a staff of Technical Service Representatives and a research station where the efficacy of various crop protection products and the performance of numerous seed varieties are tested.

  Properties. The Company's farm service centers are located on a combination of owned and leased properties and a majority of the buildings and other improvements thereon are owned in fee. The leases have varying expiration dates through 2007.

  Product Formulations. The Company's Blytheville Formulation Facility formulates dry flowable ("DF") crop protection products and liquid crop protection chemicals in separate production lines at the same location. DF formulations are dry, water-dispersible granules that are mixed with water before application. Because of their dry form, granules have several benefits compared with liquid formulations including: easier package disposal, easier cleanup of accidental spills, absence of toxic solvents, no fumes, less weight, less space required for storage, and no product loss from freezing temperatures or settling. Because of these benefits, the Company expects more agricultural chemicals will be offered to growers in DF form in the future. The Blytheville Formulation Facility is one of 13 known DF plants in the U.S. and formulates eight DF products and six liquid products. Approximately 50% of the plant's volume in 1994 was attributable to the Company's own Riverside brand product line. The Company has developed several DF formulations not available from any other producer or formulator. The Company has also developed DF formulations for a number of companies that contract all or portions of their production at the Blytheville Formulation Facility. The Blytheville Formulation Facility is owned in fee.

NITROGEN PRODUCTS

  Nitrogen is one of three primary nutrients essential for plant growth. Nitrogen fertilizer products must be reapplied each year in areas of extensive agricultural usage because of absorption by crops and its tendency to escape from the soil. There are no substitutes for nitrogen fertilizer in the cultivation of high-yield crops.

  The Company is a major producer and distributor of nitrogen products, principally fertilizers. The Company's principal nitrogen products are ammonia, urea and urea ammonium nitrate solution ("UAN"). A significant portion of the Company's ammonia production is upgraded into other nitrogen fertilizer products such as urea and UAN.

  Products. Although, to some extent, the various nitrogen fertilizer products are interchangeable, each has its own distinct characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices, relative nitrogen fertilizer prices and the cost and availability of appropriate storage, handling and application equipment.

  Ammonia. Anhydrous ammonia is the simplest form of nitrogen fertilizer and is the feedstock for the production of most other nitrogen fertilizers, including urea and UAN. It is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts. It has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per unit of nitrogen.

  Urea. Solid urea is produced for both the feed and fertilizer market by converting ammonia into liquid urea, which can then be turned into a solid which is either prilled or granulated. Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. Granular urea is generally sold as fertilizer and prilled urea is generally sold as a feed supplement. The Company produces both granular and prilled urea.

  UAN Solution. The Company produces UAN at all five of its fertilizer manufacturing facilities. The Verdigris Facility in Oklahoma is the largest UAN production facility in the United States. UAN is produced by combining liquid urea and ammonium nitrate in water. The nitrogen content of UAN is typically 28% to 32% by weight. UAN is a liquid fertilizer and, unlike ammonia, is generally odorless and does not need to be refrigerated or pressurized for transportation or storage.

  UAN may be applied separately or may be mixed with various crop protection products, permitting the application of several materials simultaneously, and thus reducing energy and labor costs. In addition, UAN may be applied from ordinary tanks and trucks and can be sprayed or injected into the soil, or applied through irrigation systems, throughout the growing season. UAN is relatively expensive to transport and store because of its high water content. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread upon the surface but may be subject to volatilization losses. The use of conservation tilling, which reduces erosion, is increasing in the United States, and the Company believes this trend, if continued, should have a positive impact on UAN demand.

  The Company's sales mix of nitrogen products for the years ended December 31, 1992, 1993 and 1994 (including TNLP on a pro forma basis) were approximately as follows (based on tons sold):

               1992   1993   1994
               ------------------
  Ammonia       21%    23%    25%

  Urea          15%    16%    16%

  UAN           64%    61%    59%

  Plants. The Company's Woodward Facility, Port Neal Facility and Courtright Facility are integrated facilities for the production of ammonia, liquid urea and UAN and other nitrogen fertilizer solutions. In addition, the Port Neal Facility and the Courtright Facility produce solid urea. TNLP's Verdigris Facility and Blytheville Facility are also integrated facilities. The Verdigris Facility produces primarily ammonia and UAN and the Blytheville Facility produces ammonia, urea and UAN.

  The Woodward Facility and the Port Neal Facility are owned in fee.

  The Courtright Facility is operated under a lease financing agreement. The agreement expires in April 1997 and requires annual lease payments. The Company has a purchase option during the term of the lease and at expiration for approximately $47 million (Cdn). If, at the end of the lease term, the purchase option is not exercised, the Company must pay to the lessor approximately $40 million (Cdn), subject to reimbursement based on the proceeds realized upon the sale of the facility by the lessor.

  Located at the Verdigris Facility are two ammonia plants, two nitric acid plants and two UAN solution plants and the Port Terminal. The plants are owned in fee by TNLP, while the Port Terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest is scheduled to expire in April 1999, and TNLP has the option to renew the lease for two additional, consecutive terms of five years each.

  The Blytheville Facility consists of an anhydrous ammonia plant, a granular urea plant and UAN solution plant. The UAN plant began production in late 1994. The ammonia plant at the Blytheville Facility is leased from the City of Blytheville at a nominal annual rental. The lease term is scheduled to expire in November 1999, and TNLP has the option to extend the lease for twelve successive terms of five years each at the same rental rate. TNLP has the unconditional right to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The lease is scheduled to expire in November 1999, and TNLP has the option to renew the lease for four successive periods of five years each at a nominal annual rental. TNLP also has an option to purchase the property for a nominal price.

  Each of the Company's five fertilizer manufacturing facilities is designed to operate continuously, except for planned biennial shutdowns for maintenance and installation of efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on stream factors) of Terra International's manufacturing facilities for the years ended December 31, 1994, 1993 and 1992, in the aggregate, was approximately 93%, 102%, and 99%, respectively. Capacity utilization of TNLP's manufacturing facilities for the years ended December 31, 1994, 1993, and 1992, in the aggregate, was approximately 96%, 101%, and 107%, respectively.

  The Courtright Facility's liquid urea and granulation capacities are expected to increase as a result of a plant upgrade project, announced in February 1994. The project is expected to be completed in the 1995 fourth quarter and will enable the replacement of 65,000 tons of annual ammonia sales with urea and UAN sales. The project cost is estimated to be approximately $20 million and is expected to be funded through lease financing.

  The Port Neal Facility suffered a major explosion on December 13, 1994 and is not expected to be fully operational again until 1996. At the time of the explosion, the Port Neal Facility accounted for approximately 15% of the Company's total nitrogen fertilizer production. The Company will recover insurance proceeds for substantially all its property damage, third-party liability claims and business interruption. The Company reserved $7 million during the 1994 fourth quarter to cover insurance deductibles and uninsured costs related to the explosion.

  Marketing and Distribution. The Company's principal customers for its manufactured nitrogen products are large independent dealers, national retail chains, cooperatives and industrial customers. Industrial customers accounted for approximately 26% of the Company's total sales of its manufactured nitrogen products. Less than 15% of the Company's fertilizer production is sold through its farm service center locations to retail customers, while the rest is sold to outside customers. In 1994, no customer accounted for greater than 10% of total manufactured nitrogen fertilizer sales.

  The Company has production facilities and significant storage capacity in major fertilizer consuming regions which allow it to be a major supplier of nitrogen fertilizers.

METHANOL

  The Company substantially increased its participation in the methanol production industry in October 1994 with the acquisition of the BMLP Beaumont Facility. The Company has approximately 320 million gallons of annual methanol production capacity, representing approximately 20% of the total United States rated capacity in production at the end of 1994.

  Product. Methanol is a liquid petrochemical made primarily from natural gas. It is used as a feedstock in the production of other chemical products such as formaldehyde, acetic acid and chemicals used in the building products industry. Methanol is also used as a feedstock in the production of MTBE, an oxygenate and octane enhancer used as an additive in reformulated gasoline. Reformulated gasoline has lower volatility and is less aromatic than gasoline. The methanol manufacturing process involves heating the natural gas feedstock, mixing it with steam and passing it over a nickel-based catalyst, which breaks it down into carbon monoxide, carbon dioxide and hydrogen. This reformed gas is then cooled, compressed and passed over a copper-zinc based catalyst to produce crude methanol. Crude methanol consists of approximately 80% methanol and 20% water. In order to convert it to high-purity chemical grade methanol suitable for sale, the crude methanol is distilled to remove the water and other impurities.

  Plants. During the first half of 1994, the Company completed the capital improvements necessary to produce methanol instead of ammonia for a portion of the Woodward Facility's capacity. The project cost approximately $15 million and gives the Company approximately 40 million gallons of annual methanol capacity at the Woodward Facility.

  The Beaumont Facility is the largest methanol production plant in the United States, with approximately 280 million gallons of annual methanol capacity. The plant and processing equipment are owned by BMLP and the land is leased from E.I. du Pont de Nemours and Company ("DuPont"), from which the methanol business associated with the Beaumont Facility originated, for a nominal annual rental under a lease agreement which expires in 2090. Because the Beaumont Facility is entirely contained in a complex owned and operated by DuPont (the "Beaumont Complex"), BMLP depends on DuPont for access to the Beaumont Facility. BMLP also relies on DuPont for access and certain essential services relating to the wharf located at the Beaumont Complex through which most of the finished methanol product is shipped to customers and the pipelines used to transport it and to obtain natural gas, as well as for certain utilities and waste water treatment facilities and other essential services.

  Marketing and Distribution. The marketing of methanol from the Beaumont Facility had been conducted for over a year on an exclusive basis by Trammochem, a division of Transammonia, Inc., pursuant to a Marketing Services Agreement. The services provided by Trammochem included analysis of market conditions for methanol, marketing and sales on a contract basis and sales on a spot basis, arrangement of transportation of methanol to customers and customer relations activities. BMLP retained responsibility for the invoicing and collection of payments from customers and for loading transportation equipment in accordance with customer requirements. BMLP paid Trammochem a fee based on the

Beaumont Facility's earnings and sales. The Marketing Services Agreement was terminated by BMLP effective as of February 2, 1995. Company employees have assumed all functions previously provided by Trammochem.

  Methanol customers are primarily large chemical or MTBE producers located in the United States; however, some sales have been made to customers in Central and South America.

  Methanol Contracts. BMLP has a number of long-term methanol sales contracts, the most significant of which is with DuPont (the "DuPont Contract"). In 1994, BMLP sold approximately 60% of its production under such contracts. For 1995, BMLP has contracted to sell approximately 75% of its production at prices indexed to published sources. Most of the these sales contracts (other than the DuPont Contract) cover fixed volumes and have terms of up to three years.

  Under the DuPont Contract, DuPont has agreed to purchase 108 million gallons of methanol each year until 2001 (representing 39% of the Beaumont Facility capacity). The DuPont Contract will continue in effect after the initial term unless terminated by either party on two years' notice. Commencing in 1998, BMLP and DuPont will each have the unilateral right (exercisable one time only for the remaining term of the contract) to permanently reduce the contract quantity required to be delivered by BMLP to DuPont in any contract year by up to 54 million gallons. The price for the methanol delivered under the DuPont Contract is generally indexed to published sources.

  BMLP is a party to a methanol hedging agreement pursuant to which it received a $4 million lump sum payment in exchange for agreeing to make payments based on the market prices of methanol and natural gas through 1997. BMLP will be required to make payments under the methanol hedging agreement if methanol prices remain high relative to natural gas prices as compared with historical price levels. For the year ended December 31, 1994, BMLP accrued certain amounts for purposes of potential payments under this agreement. Through the Beaumont Facility and the Company's other methanol production capabilities, the Company will benefit from such market price differences at any time at which it is required to make payments under such agreement. As a result of making such payments, BMLP will not benefit fully from increases in the price of methanol during the term of the methanol hedging agreement.

CREDIT

  A substantial portion of the Company's sales to its grower and dealer customers is made on credit terms customary in the industry. During the third quarter of 1992, the Company established a grower financing program to provide secured, interest bearing financing to qualified grower customers for their operating and crop input requirements on extended payment terms. The Company provided approximately $25 million in 1993 and $65 million in 1994 in credit lines to grower customers under this program. Although the Company does not expect, and has not experienced, significant bad debts in its grower finance program, the Company does not believe it has sufficient experience with the program to provide a meaningful evaluation of the associated credit risk.


SEASONALITY AND VOLATILITY

  The agricultural products business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. Inventory accumulations are financed by suppliers or short-term borrowings, which are retired with the proceeds of the sales of such inventory. In times of lower demand, the Company can reduce purchases of crop inputs for the distribution portion of its business, thereby decreasing inventory carrying costs. In the past, over half of the Company's sales generally occurred during the second quarter of each year. This seasonality also generally results in higher fertilizer prices during peak periods, with prices typically reaching their highest point in the spring, dropping in the summer, increasing in the fall (as depleted inventories are restored) through the spring.

  The agricultural products business can also be volatile as a result of a number of other factors, the most important of which, for U.S. markets, are weather patterns and field conditions (particularly during periods of high fertilizer consumption), current and projected grain inventories and prices, and the U.S. government's agricultural policy. Among the governmental policies that influence the markets for fertilizer are those directly or indirectly influencing the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

  As with any commodity chemical, the price of methanol is volatile. The industry has experienced cycles of oversupply resulting in depressed prices and idled capacity, followed by periods of shortage and rapidly rising prices. During 1994, increased world demand for methanol combined with a large number of plant shutdowns and turnarounds in the industry and the phase-in of federally mandated standards for oxygenated gasoline to create a tight market and dramatically increased prices over 1993 levels. There can be no assurances that such conditions will continue. In part, future demand for methanol will depend on the regulatory environment with respect to oxygenated gasoline. Most methanol sold in the U.S. is sold pursuant to long-term contracts based on market index pricing and a fixed volume.

RAW MATERIALS

  The principal raw material used to produce nitrogen fertilizer and methanol is natural gas. The Company estimates that natural gas costs comprised nearly 50% of the total costs and expenses associated with the Company's manufactured fertilizer operations in 1994. The Company estimates that natural gas represents over 50% of the costs and expenses associated with its methanol operations. A significant increase in the price of natural gas that could not be recovered through an increase in nitrogen fertilizer or methanol prices could have a material adverse effect on the Company's profitability and cash flow. The Company's general policy is to fix or cap the unit cost for 40% to 80% of its natural gas requirements for the upcoming 12 months using supply contracts and various forward pricing or hedging techniques. Under certain circumstances, the Company may fix or cap the unit cost for up to 25% of such requirements beyond one year. The settlement dates are scheduled to coincide with gas purchases during such future periods.

  Reliable sources for supply of crop inputs at competitive prices are critical to the distribution portion of the Company's business. The Company's sources for fertilizer, agricultural chemicals and seed are typically manufacturers of the products without an internal capability to distribute products to the North American grower.

TRANSPORTATION

  The Company uses several modes of transportation to receive and distribute products to customers and its own locations, including railroad cars, common carrier trucks, barges, common carrier pipelines and Company-owned or leased vehicles. The Company utilizes approximately 100 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities (some of which are in the same locations and some of which are operated by TNLP) in over 20 states and in Ontario, Canada. The Company also has varying amounts of warehouse space at each of its farm service centers and has one methanol storage facility in Beaumont, Texas.

  Through Terra Express, Inc. and Terra Express of Oklahoma, Inc., wholly-owned truck transportation subsidiaries of Terra International (together, "Terra Express"), the Company provides transportation services to its own facilities and customers as a contract carrier. Terra Express uses approximately 90 owner-operated trucks and 20 Company-owned trucks to deliver fertilizer, crop protection products, seed, feed ingredients and other products to its own facilities and customers. At its manufacturing facilities, Blytheville Formulation Facility and liquid fertilizer storage locations, the Company utilizes railcars as the major method of transportation. All of the Company's approximately 2,000 railcars are leased.

  Purchased natural gas is transported to the Port Neal Facility via an interstate pipeline operating as an open access natural gas transporter. Under a Federal Energy Regulatory Commission order, the Company maintains facilities for direct access to its interstate pipeline shipper; however, the Company has retained its alternative connection to a local utility service to preserve some flexibility. The Company transports purchased natural gas for the Woodward Facility and the Verdigris Facility through an intrastate pipeline that is not an open access carrier; however, the Company is able to transport gas supplies from any in-state source connected to the widespread pipeline system, and has limited access to supplies outside the state. The Courtright Facility utilizes local gas storage service provided by a local utility, and purchased gas is transported from western Canada through the TransCanada Pipeline under various delivery contracts. The Company transports purchased natural gas for the Blytheville Facility through a natural gas pipeline company under an agreement that extends for more than two years.

  The Company transports methanol primarily by marine transport via the Neches River to the Intercoastal Canal and the Gulf of Mexico and via pipeline to selected customers. Access to the wharf and the pipeline used at the Beaumont Facility is provided through agreements with DuPont.

RESEARCH AND DEVELOPMENT

  The Company operates a 70-acre Agronomy Research Station near its Port Neal Facility for program development and product testing, and routinely conducts product evaluation and testing with growers and universities. The Company also develops DF and other chemical formulations for its Riverside product line and for basic chemical products at its Blytheville Formulation Facility.

COMPETITION

  Nitrogen fertilizer is a global commodity and customers, including end-users, dealers and other fertilizer producers, base their purchasing decisions principally on the delivered price of the product. The Company competes with a number of U.S. producers, and producers in other countries, including state-owned and government-subsidized entities. Some of the Company's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than is the Company. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies. The Company believes that it competes with other manufacturers of nitrogen fertilizer on the basis of delivery terms and availability of products as well as on price.

  The market for the fertilizer, crop protection products and seed distributed by the Company is highly competitive. In 1994, sales attributable to the Company's farm service centers accounted for less than 10% of total crop production products sold in the U.S. Within the specific market areas served by its farm service centers, however, the Company's share of the market was substantially higher in most instances. The Company's competitors include cooperatives, divisions of diversified agribusiness companies, regional distributors and independent dealers, some of which have substantially greater financial and other resources than the Company. The Company competes primarily by providing a comprehensive line of products and by providing what the Company believes to be superior services to growers and dealers.

  The methanol industry, like the fertilizer industry, is highly competitive and such competition is based largely on price, reliability and deliverability. The relative cost and availability of natural gas and the efficiency of production facilities are important competitive factors. Significant determinants of a plant's competitive position are the natural gas acquisition and transportation contracts that a plant negotiates with its major suppliers. Domestic competitors for methanol include a number of large integrated petrochemical producers, many of which are better capitalized than the Company. In addition, the production and trade of methanol has become increasingly global, and a number of foreign competitors produce methanol primarily for the export market.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

  The Company's operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Terra Canada's operations are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. The Company is also involved in the manufacture, handling, transportation and storage of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for cleanup by federal or state regulatory authorities, the Company may be among those responsible under CERCLA or analogous state laws for all or part of the costs of such cleanup.

  Terra International has been designated as a potentially responsible party ("PRP") under CERCLA or its state analogues with respect to various sites. Under CERCLA, all PRPs may be held jointly and severally liable for the costs of investigation and remediation of an environmentally damaged site. After consideration of such factors as the number and levels of financial responsibility of other PRPs, the existence of contractual indemnities, the availability of defenses and the speculative nature of the costs involved, the Company's management believes that its liability with respect to these matters will not be material.

  Certain state regulatory agencies have enacted requirements to provide secondary containment for bulk agricultural chemical storage facilities present at the Company's farm service centers and terminals. It is expected that other states will adopt similar requirements pursuant to federal mandate. The Company has commenced construction of these facilities at its farm service centers and terminals, and estimates that the future cost of complying with these regulations in 1995 and beyond will be approximately $6.5 million.

  With respect to the Verdigris Facility and Blytheville Facility, Freeport-McMoRan Resource Partners, Limited Partnership ("FMRP") (a former owner and operator of such facilities) retains liability for certain environmental matters.

With respect to the Beaumont Facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to the 1991 acquisition from DuPont. The Company does not believe that any such environmental matters, whether or not retained by FMRP or DuPont, will have a material effect on the Company's financial condition or results of operations.

  Insulation and other construction or building materials at certain Company plants contain asbestos. Over 400 suits have been filed by contractors' employees against DuPont based on exposure to asbestos-containing material at the complex in which the Beaumont Facility is located. At least nine of these are directly related to the Beaumont Facility. An estimate of potential liability associated with these suits is not available. DuPont will retain responsibility for all claims based on exposure to hazardous materials, including asbestos, prior to an acquisition in 1991 from DuPont. Although no suits relating to asbestos exposure have been filed against the Company to date, the possibility exists that liability could be incurred in the future for claims based on exposure to asbestos-containing material after such acquisition.

  The Company may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act and Clean Water Act requirements. These equipment requirements are also typically applicable to competitors as well. The Company estimates that the cost of complying with these requirements will be approximately $11 million to $13 million through 1997.

  The Company endeavors to comply (and has incurred substantial costs in connection with such compliance) in all material respects with applicable environmental, safety and health regulations. The Company does not expect its continued compliance with such regulations to have a material adverse effect on its earnings or competitive position.

EMPLOYEES

  The Company had approximately 3,200 full-time employees at December 31, 1994, none of whom were covered by a collective bargaining agreement. In addition, the Company, which annually hires temporary employees on a seasonal basis, hired approximately 1,500 temporary employees during its spring selling season in 1994.

ITEM 3.  LEGAL PROCEEDINGS.

  Various legal proceedings are pending against the Company and its subsidiaries. Management of the Company considers that the aggregate liability resulting from these proceedings will not be material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of security holders of the Company during the fourth quarter of 1994.

                       EXECUTIVE OFFICERS OF THE COMPANY

       The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

                               Present positions and offices with the Company
                               and principal occupations during the past five
       Name and age                                 years
       ------------            ----------------------------------------------
Michael L. Bennett (41)      Senior Vice President, Distribution of Terra since
                             February 1995; Senior Vice President, Distribution
                             of Terra International since October 1994; Vice
                             President, Northern Division thereof from January
                             1992 to October 1994; Vice President, Wholesale
                             Fertilizer Division thereof from January 1990 to
                             January 1992.

John S. Burchfield (54)      Vice President, Human Resources of Terra since
                             March 1992; Vice President, Human Resources of AON
                             Corporation from January 1989 to  November 1991;
                             Vice President, Human Resources for Denny's
                             International, National Education Corp. and
                             American Hospital Supply Corp. prior thereto.

Burton M. Joyce (53)         President and Chief Executive Officer of Terra
                             since May 1991; Executive Vice President and Chief
                             Operating Officer thereof from February 1988 to
                             May 1991.

Francis G. Meyer (43)        Vice President and Chief Financial Officer of
                             Terra since November 1993; Controller thereof from
                             August 1991 to November 1993; Vice President,
                             Controller of Terra International from June 1986
                             to August 1991.

Paula C. Norton (49)         Vice President, Corporate and Investor Relations
                             of Terra since February 1995; Director, Corporate
                             Relations of Terra from January 1993 to February
                             1995; Director, Corporate Communication of
                             Universal Foods Corp. prior thereto.

                               Present positions and offices with the Company
                               and principal occupations during the past five
       Name and age                                 years
       ------------            ----------------------------------------------
Reuben F. Richards (65)      Chairman of the Board of Terra since December
                             1982; Chief Executive Officer thereof from December
                             1982 to May 1991 and President thereof from July
                             1983 to May 1991; Director of Engelhard Corporation
                             since prior to 1990 and Chairman of the Board
                             thereof from May 1985 to December 1994; Chairman of
                             the Board of Minorco USA since May 1990 and Chief
                             Executive Officer and President thereof since
                             February 1994.

W. Mark Rosenbury (47)       President of Terra Nitrogen Corporation since
                             November 1994; Executive Vice President of Terra
                             since November 1993; Chief Operating Officer
                             thereof from November 1993 to November 1994; Vice
                             President and Chief Financial Officer thereof from
                             August 1991 to November 1993; Vice President and
                             Corporate Controller thereof from January 1987 to
                             August 1991.

Robert E. Thompson (43)      Vice President, Controller of Terra since February
                             1995, after joining Terra in November 1994; Vice
                             President, Finance and Controller of Ameritech
                             Custom Business Services from April 1993 to June
                             1994; Controller of Ameritech Services, Inc. from
                             October 1990 to April 1993; Controller of
                             Ameritech Applied Technologies prior thereto.

George H. Valentine (46)     Vice President, General Counsel and Corporate
                             Secretary of Terra since November 1993; Assistant
                             General Counsel of Household International, Inc.
                             from February 1986 to November 1993.

       There are no family relationships among the executive officers and directors of Terra or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Officers of Terra are elected annually to serve until their respective successors are elected and qualified.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Information with respect to the market for the Company's common equity and related stockholder matters contained in Terra's 1994 Annual Report to Stockholders under the captions "Quarterly Financial and Stock Market Data (Unaudited)" and "Stockholders and Dividends" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

       Information with respect to selected financial data contained in Terra's 1994 Annual Report to Stockholders under the caption "Financial Summary" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Information with respect to management's discussion and analysis of financial condition and results of operations contained in Terra's 1994 Annual Report to Stockholders under the caption "Financial Review" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements, together with the notes thereto and the report of independent auditors thereon, and the information set forth under the caption "Quarterly Financial and Stock Market Data (Unaudited)" contained in Terra's 1994 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

       Information with respect to directors of the Company under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 1995, is incorporated herein by reference. Information with respect to executive officers who are not also directors of the Company appears under the caption "Executive Officers of the Company" in Part I hereof and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

       Information with respect to executive compensation under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 1995, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 1995, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 1995, is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   1. Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Terra's 1994 Annual Report to Stockholders).

          Consolidated Statements of Financial Position at December 31, 1994 and 1993.

          Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

          Notes to the Consolidated Financial Statements.

          Independent Auditors' Report.

          Quarterly Production Data (Unaudited).

          Quarterly Financial and Stock Market Data (Unaudited).

          Revenues.

          Stockholders and Dividends.

          Financial Summary.

   2. Index to Financial Statement Schedules

          See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1.

   3. Other Financial Statements

        Individual financial statements of Terra's subsidiaries are omitted because all such subsidiaries are included in the consolidated financial statements being filed. Individual financial statements of 50% or less owned persons accounted for on the equity method have been omitted because such 50% or less owned persons considered in the aggregate, as a single subsidiary, would not constitute a significant subsidiary.

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

   3. 1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992.

   4. Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992.

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

   11. Retirement/Consulting Agreement, dated as of May 13, 1993 by and between Paul D. Foster and Terra International, filed as Exhibit 10.1.2 to Terra Industries' Form 10-K for the year ended December 31, 1993.

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

   14. 1995 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.14 to Terra Industries' Formal 10-K for the year ended December 31, 1994.

(C)  REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the fourth quarter of 1994:

       Form 8-K/A dated November 3, 1994, Items 2 and 7 including financial information incorporated therein.
       Form 8-K dated December 19, 1994, Items 2 and 5.

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

3.1.3 Articles Supplementary of Terra Industries filed with the State of Maryland on October 13, 1994, filed as Exhibit 4.1.3 to Terra Industries' Form 8-K/A dated November 3, 1994, is incorporated herein by reference.

3.2 By-Laws of Terra Industries, as amended through August 7, 1991, filed as Exhibit 3 to Terra Industries' Form 8-K dated September 30, 1991, is incorporated herein by reference.

4.1 Indenture dated as of May 31, 1987, from Terra Industries to Mellon Bank, N.A., as Trustee, including form of Debenture, filed as Exhibit 4 to Amendment No. 2 to the Registration Statement on Form S-3 (Registration No. 33-14171) filed by Terra Industries on June 11, 1987, is incorporated herein by reference.

4.2 Revolving Credit Agreement dated as of November 24, 1992, among Terra International, Inc., CitiCorp USA, Inc., Mellon Bank, N.A., Continental Bank N.A., First Bank National Association, NationsBank of Texas, N.A. and Rabobank Nederland, filed as Exhibit 4.1.2 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

4.3 First Amendment Agreement, dated as of March 26, 1993, by and between Terra International, Inc., the Lenders listed on the signature page thereto, and CitiCorp USA, Inc., as agent to Lenders, filed as Exhibit
         4.1.3 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

4.4 Second Amendment Agreement, dated as of December 30, 1993, by and between Terra International, Inc., the Lenders listed on the signature page thereto, and CitiCorp USA, Inc., as agent for the Lenders, filed as Exhibit 4.1.4 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

4.5 Indenture dated as of October 15, 1993 among Terra Industries (as successor by merger to Agricultural Minerals and Chemicals Inc.) and Society National Bank, including form of Senior Note (the "Senior Notes Indenture"), filed as Exhibit 99.2 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

4.6 Credit Agreement among Terra Industries Inc., Terra Capital, Inc., Agricultural Minerals, L.P., Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A. without exhibits or schedules (the "October 1994 Credit Agreement"), form of which previously filed as Exhibit 99.5 to Terra Industries' Registration Statement on Form S-3, as amended (File No. 33-52493).

4.7 Amendment No. 1 to the October 1994 Credit Agreement dated as of December 28, 1994.

4.8 Amendment No. 2 to the October 1994 Credit Agreement dated as of December 28, 1994, without exhibits.

4.9 Amendment No. 3 to the October 1994 Credit Agreement dated as of February 1, 1995.

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

10.1.3 1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.4 Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.5 Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.6 Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.7 1993 Incentive Award Program for Officers and Key Executives of Terra Industries, filed as Exhibit 10.1.10 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.8 Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.9 Excess Benefit Plan of Terra Industries as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.10 Restricted Stock Agreement of Burton M. Joyce dated May 1, 1991, filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.11 Retirement/Consultant Agreement, dated as of May 13, 1993, by and between Paul D. Foster and Terra International, filed as Exhibit
         10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.12 Consulting Agreement, dated as of December 30, 1993, by and between Paul D. Foster and Terra International, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.13 1994 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.14 1995 Incentive Award Program for Officers and Key Executives of Terra Industries.

10.2 Asset Sale and Purchase Agreement among Inspiration Consolidated Copper Company and Cyprus Miami Mining Corporation and Cyprus Christmas Mine Corporation dated as of June 30, 1988, filed as Exhibit 10.19 to Terra Industries' Form 10-K for the year ended December 31, 1988, is incorporated herein by reference.

10.3.1 Stock Purchase Agreement, dated as of June 14, 1991, among Minorco, Kirkdale Investments Limited, Terra Industries and Hudson Holdings Corporation, filed as Exhibit 2 to Terra Industries' Form 8-K dated June 14, 1991, is incorporated herein by reference.

10.3.2 Amended and Restated Stock Purchase Agreement, dated as of July 31, 1991, among Minorco, Kirkdale Investments Limited, Terra Industries and Hudson Holdings Corporation, filed as Exhibit 1 to Terra Industries Form 8-K dated July 31, 1991, is incorporated herein by reference.

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

10.6 Lease, dated as of April 8, 1993, between W. Patrick Moroney and Terra International (Canada) Inc., filed as Exhibit 10.6 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.7 Merger Agreement dated as of August 8, 1994 among Terra Industries Inc., AMCI Acquisition Corp. and Agricultural Minerals and Chemicals Inc. without exhibits or schedules, filed as Exhibit 2 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.8 Methanol Hedging Agreement among BMLP (as successor by merger to Beaumont Methanol Corporation) and The Morgan Stanley Leveraged Equity Fund II, L.P. as Counterparty, form of which filed as Exhibit 99.1 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.9 Agreement of Limited Partnership of TNCLP (formerly known as Agricultural Minerals Company, L.P.) dated as of December 4, 1991, filed as Exhibit
      99.3 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.10 Agreement of Limited Partnership of TNLP (formerly known as Agricultural Minerals, Limited Partnership) dated as of December 4, 1991, filed as
      Exhibit 99.4 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1994.

18 Deloitte & Touche LLP letter regarding changes in accounting principles dated February 1, 1995.

21    Subsidiaries of Terra Industries.

24    Powers of Attorney.

27    Financial Data Schedule. [EDGAR filing only]

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TERRA INDUSTRIES INC.


                              By: /S/George H. Valentine
                                  -------------------------------------
                                  George H. Valentine
                                  Vice President, General Counsel and
                                   Corporate Secretary

Date: March 15, 1995

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature             Title                                           Date
- ---------             -----                                           ----

*                     Chairman of the Board                           March 15, 1995
- ------------------
Reuben F. Richards

*                     Chief Executive Officer, President              March 15, 1995
- ------------------    and Director
Burton M. Joyce       (Principal Executive Officer)

*                     Vice President and Chief Financial Officer      March 15, 1995
- ------------------    (Principal Financial Officer)
Francis G. Meyer

*                     Vice President, Controller                      March 15, 1995
- ------------------    (Principal Accounting Officer)
Robert E. Thompson

*                     Director                                        March 15, 1995
- ------------------
Edward G. Beimfohr

*                     Director                                        March 15, 1995
- ------------------
Carol L. Brookins

*                     Director                                        March 15, 1995
- ------------------
Edward M. Carson

*                     Director                                        March 15, 1995
- ------------------
David E. Fisher

*                     Director                                        March 15, 1995
- ------------------
Basil T.A. Hone

*                     Director                                        March 15, 1995
- ------------------
Anthony W. Lea

*                     Director                                        March 15, 1995
- ------------------
John R. Norton III

*                     Director                                        March 15, 1995
- ------------------
Henry R. Slack


*By:  /S/Francis G. Meyer
      -------------------------------
      Francis G. Meyer
      Attorney-in-Fact

          INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS
          ------------------------------------------------------------

                                                                    PAGE
                                                                    ----

Report of Deloitte & Touche LLP on Financial Statement Schedules..   S-2

Consent of Deloitte & Touche LLP..................................   S-2

Schedule No.
- ------------

     I       Condensed Financial Information of Registrant........   S-3

     II      Valuation and Qualifying Accounts:
             Years Ended December 31, 1994, 1993 and 1992.........   S-8


Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                        INDEPENDENT AUDITORS' REPORT ON
                        -------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------



To the Board of Directors and Stockholders of Terra Industries Inc.:

     We have audited the consolidated financial statements of Terra Industries Inc. as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 1, 1995; such financial statements and report are included in the 1994 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the Financial Statement Schedules of Terra Industries Inc. listed in Item 14(a) of this Form 10-K. These Financial Statement Schedules are the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such Financial Statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 1, 1995



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

     We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Registration Nos. 33-46735, 33-46734, 33-30058 and 33-4939) and Registration Statements on Form S-3 (Registration Nos. 2-90808, 2-84876 and 2-84669) of Terra Industries Inc. of our report dated February 1, 1995, included in the 1994 Annual Report to Stockholders of Terra Industries Inc. which is incorporated by reference in this Form 10-K. We also consent to the incorporation by reference in such Prospectuses of our report on the Financial Statement Schedules, appearing above.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 1, 1995

                                                                      SCHEDULE I
                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                       STATEMENTS OF FINANCIAL POSITION
- ----------------------------------------------------------------------------------------

(in thousands)                                                       December 31,
- ----------------------------------------------------------------------------------------
                                                                  1994           1993
- ----------------------------------------------------------------------------------------
ASSETS
  Cash and short-term investments                            $    10,511    $    24,249
  Accounts receivable, net                                         3,069          1,016
  Deferred tax asset - current                                    43,992         26,011
  Other current assets                                             4,516          4,337
- ----------------------------------------------------------------------------------------
Total current assets                                              62,088         55,613
  Investment in and advances to Terra Capital, Inc.              530,327        259,961
  Deferred tax asset - non-current                                   ---         24,742
  Investment in and advances to discontinued subsidiaries            ---          3,488
  Other assets                                                    13,769          9,226
- ----------------------------------------------------------------------------------------
Total assets                                                 $   606,184    $   353,030
========================================================================================
LIABILITIES
  Income taxes payable                                       $     1,914    $    12,912
  Accrued and other liabilities                                   12,901          8,466
- ----------------------------------------------------------------------------------------
Total current liabilities                                         14,815         21,378
  Long-term debt                                                 158,755         72,057
  Deferred income taxes                                            6,235            ---
  Other liabilities                                                6,691         16,127
- ----------------------------------------------------------------------------------------
Total liabilities                                                186,496        109,562
- ----------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Capital stock                                                  133,770        122,257
  Paid-in capital                                                630,111        516,128
  Accumulated deficit                                           (344,193)      (394,917)
- ----------------------------------------------------------------------------------------
Total stockholders' equity                                       419,688        243,468
- ----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $   606,184    $   353,030
========================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
- ---------------------------------------------------------------------------------------------------

(in thousands, except per-share amounts)                     For the Year Ended December 31,
- ---------------------------------------------------------------------------------------------------
                                                         1994              1993            1992
- ---------------------------------------------------------------------------------------------------
INCOME
 Equity in earnings of Terra Capital, Inc.             $  64,065         $  26,691      $  10,029
 Interest and other income                                   (49)              140          2,808
- ---------------------------------------------------------------------------------------------------
Total income                                              64,016            26,831         12,837
- ---------------------------------------------------------------------------------------------------
EXPENSES
 Selling, general and administrative expense               3,788             5,929          4,813
 Interest expense                                          6,382             5,853          5,760
 Income tax benefit                                       (5,329)           (7,796)        (2,430)
- ---------------------------------------------------------------------------------------------------
Total expenses                                             4,841             3,986          8,143
- ---------------------------------------------------------------------------------------------------
Income from continuing operations                         59,175            22,845          4,694
Discontinued operations:
 Equity in operations of discontinued
 subsidiaries, net of taxes                                  ---               ---         (4,025)
 Gain (loss) on disposition, net of taxes                    ---               ---          2,360
- ---------------------------------------------------------------------------------------------------
Income before extraordinary items and
 cumulative effect of accounting changes                  59,175            22,845          3,029
Extraordinary loss on early retirement of debt            (2,614)              ---            ---
Cumulative effect of accounting changes                      ---               ---         28,000
- ---------------------------------------------------------------------------------------------------
Net income                                                56,561            22,845         31,029
Cash dividends paid to common stockholders                (5,837)           (1,386)           ---
Accumulated deficit - beginning of year                 (394,917)         (416,376)      (447,405)
- ---------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT - END OF YEAR                      $(344,193)        $(394,917)     $(416,376)
===================================================================================================

INCOME (LOSS) PER COMMON SHARE:
 Continuing operations                                 $    0.81         $    0.33      $    0.06
 Discontinued operations                                     ---               ---          (0.02)
- ---------------------------------------------------------------------------------------------------
 Income before extraordinary items                          0.81              0.33           0.04
 Extraordinary loss on early retirement of debt            (0.03)              ---            ---
 Cumulative effect of accounting changes                     ---               ---           0.41
- ---------------------------------------------------------------------------------------------------
NET INCOME                                             $    0.78         $    0.33      $    0.45
===================================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------



                           STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------------------------------

(in thousands)                                                  For the Year Ended December 31,
- -----------------------------------------------------------------------------------------------------
                                                             1994              1993           1992
- -----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $  56,561         $ 22,845       $ 31,029
Adjustments to reconcile net income to
 net cash used by operations:
  Equity in earnings of subsidiaries                         (64,065)         (26,691)       (10,029)
  Loss from discontinued operations                              ---              ---          1,665
  Gain on early retirement of debentures                       2,614              ---            ---
  Cumulative effect of accounting change                         ---              ---        (28,000)
  Deferred income taxes                                       15,291           (4,494)       (19,643)
  Other non-cash items                                            48               81             81
  Change in working capital components                        (9,538)          (4,062)         7,995
  Other                                                          344           (7,256)         1,164
- -----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            1,255          (19,577)       (15,738)
- -----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from asset sales and
   discontinued operations                                       541           40,205         30,425
  Capital contributions to subsidiaries                     (113,000)         (30,000)           ---
  Proceeds from investments                                      500              ---             30
- -----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   (111,959)          10,205         30,455
- -----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net short-term debt decrease                               (82,395)             ---            ---
  Loss on early retirement of debt                            (2,533)             ---            ---
  Debt issuance costs                                         (2,873)             ---            ---
  Issuance of common shares                                  113,000              ---            ---
  Dividend paid to common stockholders                        (5,837)          (1,386)           ---
  Stock issuance/repurchase - net                              4,666              513            ---
  Advances from (to) subsidiaries - net                       72,938          (50,001)         4,207
- -----------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           96,966          (50,874)         4,207
- -----------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH                                  (13,738)         (60,246)        18,924
CASH AND INVESTMENTS AT BEGINNING OF YEAR                     24,249           84,495         65,571
- -----------------------------------------------------------------------------------------------------
CASH AND INVESTMENTS AT END OF YEAR                        $  10,511         $ 24,249       $ 84,495
=====================================================================================================

INTEREST PAID                                              $   6,285         $  6,229       $  6,208
=====================================================================================================

TAXES PAID                                                 $  16,065         $  3,320       $  4,208
=====================================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The Condensed Financial Statements include the Registrant only and reflect the equity method of accounting for its beneficially owned subsidiaries, Terra Capital, Inc., Terra International, Inc. (TII), Terra Nitrogen Corporation (TNC) and Beaumont Methanol Limited Partnership (BMLP). Equity in TII's, 1994 earnings includes a net credit of $3.4 million for the cumulative effect of accounting changes to recognize costs of major maintenance turnarounds on a deferral rather than accrual method and to recognize a liability for the estimated cost of benefits provided to TII's disabled employees. Equity in TII's 1992 earnings includes the deduction of $5.7 million for the cumulative effect of accounting changes to recognize the prior service cost of providing post-retirement medical benefits to TII's employees.

Equity in the financial results of the base metals, coal, leasing and other discontinued businesses have been included in discontinued operations.

2. LONG-TERM DEBT

Long-term debt at December 31, 1994 consists of $158.8 million of unsecured 10.75% Senior Notes due in full September 30, 2003 which were assumed in conjunction with the October 1994 acquisition of American Minerals and Chemicals Inc. (AMCI). Following the Registrant's acquisition of AMCI, $16.2 million of Senior Notes were redeemed. The 10.75% Senior Notes are redeemable at the option of the Registrant, in whole or part, at any time on or after September 30, 1998, as more fully detailed in Note 10 to the Consolidated Financial Statements.

Long-term debt at December 31, 1993 consisted of 8.5% Convertible Subordinated Debentures (Debentures) of $72,057,000 that was due 2012. The Debentures were convertible into Common Shares any time prior to maturity, unless previously redeemed, at a conversion price of $8.083 per share. The Debentures were subject to redemption, upon not less than 20 days notice by mail, at any time, as a whole or in part, at the election of the Registrant. During March 1994, the Registrant gave notice to holders of its intent to redeem the Debentures at the redemption price of 103.4% of par value. During the 20-day notice period, holders of $5.9 million chose to convert their debentures into Common Stock of the Registrant. The Registrant issued 730,768 Common Shares and paid cash for fractional shares.

3. COMMITMENTS AND CONTINGENCIES

The Registrant is committed to a non-cancelable office lease expiring in 1998. Total minimum rental payments are: 1995, $3.1 million; 1996, $3.2 million; 1997, $3.3 million and 1998, $1.7 million. These amounts are not reduced by sublease rentals, which in 1994 were $2.0 million.

The Registrant is contingently liable for retiree medical benefits of employees of coal mining operations sold on January 12, 1993. Under the purchase agreement, the purchaser agreed to indemnify the Registrant against its obligations under certain employee benefit plans. Due to the Coal Industry Retiree Health Benefit Act of 1992, certain retiree medical benefits of union coal miners have become statutorily mandated, and all companies owning 50 percent or more of any company liable for such benefits as of certain specified dates becomes liable for such benefits if the company directly liable is unable to pay them. As a result, if the purchaser becomes unable to pay its retiree medical obligations assumed pursuant to the sale, the Registrant may have to pay such amount. The Registrant has estimated that the present value of liabilities for which it retains contingent responsibility approximates $12 million at December 31, 1994. In the event the Registrant would be required to assume this liability, mineral reserves associated with the sold coal subsidiary would revert to the Registrant.

The Registrant had letters of credit outstanding totaling $9.7 million at December 31, 1994 and $13.0 million at December 31, 1993, guaranteeing various insurance and financing activities. Short-term investments of $9.6 million at December 31, 1994 and $13.0 million at December 31, 1993 are restricted to collateralize certain of the letters of credit.

4. INCOME TAXES

The Registrant files a consolidated U.S. federal tax return. Certain operating subsidiaries provide for federal income taxes according to tax sharing agreements which allocate the benefits of operating losses and differences between financial reporting and income tax basis results to the Registrant. The subsidiaries acquired in connection with the October 1994 acquisition of AMCI provide for federal taxes according to a separate return basis with any additional benefits of the Registrant's operating loss utilization allocated to the Registrant.

                                                                     SCHEDULE II
                             TERRA INDUSTRIES INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1994, 1993, and 1992
                 ---------------------------------------------
                                 (in thousands)

                                               Additions
                                   Balance at  Charged to                           Balance
                                   Beginning   Costs and                             at End
Description                        of Period    Expenses        Deductions          of Period
- ----------------------------------------------------------------------------------------------

Year Ended December 31, 1994:
- -----------------------------

Allowance for Doubtful Accounts     $ 5,788     $ 2,231  (a)     $    205   (b)    $  8,224

Year Ended December 31, 1993:
- -----------------------------

Allowance for Doubtful Accounts     $ 6,427     $ 1,758          $ (2,397)  (b)    $  5,788

Year Ended December 31, 1992:
- -----------------------------

Allowance for Doubtful Accounts     $ 6,296     $ 4,026          $ (3,895)  (b)    $  6,427

(a)  Includes $100 as a result of AMCI acquisition.

(b)  Write-offs, net of recoveries.

                                 EXHIBIT INDEX

4.6 Credit Agreement among Terra Industries Inc., Terra Capital, Inc., Agricultural Minerals, L.P., Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A. without exhibits or schedules (the "October 1994 Credit Agreement"), form of which previously filed as Exhibit 99.5 to Terra Industries' Registration Statement on Form S-3, as amended (File No. 33-52493).

4.7 Amendment No. 1 to the October 1994 Credit Agreement dated as of December 28, 1994.

4.8 Amendment No. 2 to the October 1994 Credit Agreement dated as of December 28, 1994, without exhibits.

4.9 Amendment No. 3 to the October 1994 Credit Agreement dated as of February 1, 1995.

10.1.14 1995 Incentive Award Program for Officers and Key Executives of Terra Industries.

13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1994.

18 Deloitte & Touche LLP letter regarding changes in accounting principles dated February 1, 1995.

21       Subsidiaries of Terra Industries.

24       Powers of Attorney.

27       Financial Data Schedule. [EDGAR filing only]