Form 10-Q
period 1995-03-31
TERRA INDUSTRIES INC
filed 1995-05-10
CIK 722079

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

             TERRA CENTRE
             P.O. BOX 6000
           600 FOURTH STREET
           SIOUX CITY, IOWA                             51102-6000
(Address of principal executive offices)                (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (712) 277-1340

                         ------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of March 31, 1995, the following shares of the registrant's stock were outstanding:

             Common Shares, without par value              81,017,652 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)

                                                         March 31,    December 31,    March 31,
                                                           1995           1994          1994
                                                        -----------   ------------   -----------
                                                        (unaudited)                  (unaudited)
ASSETS
Cash and short-term investments                         $  133,145     $  158,384     $  34,520
Accounts receivable, less allowance for
 doubtful accounts of $9,739, $8,224 and $7,663            213,881        157,026       176,390
Inventories                                                538,094        332,952       389,649
Deferred tax asset -- current                               49,641         43,992        30,088
Other current assets                                        53,566         31,069        12,945
- -----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       988,327        723,423       643,592
- -----------------------------------------------------------------------------------------------
Equity and other investments                                12,764         14,181         1,057
Property, plant and equipment, net                         569,348        552,843       116,583
Deferred tax asset -- non-current                              ---            ---        22,595
Excess of cost over net assets of acquired businesses      320,908        320,559        14,970
Partnership distribution reserve fund                       18,480         18,480           ---
Net assets of discontinued operations                          ---            ---         3,722
Other assets                                                54,600         58,484        14,985
- -----------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $1,964,427     $1,687,970     $ 817,504
===============================================================================================

LIABILITIES
Debt due within one year                                $   76,009     $   67,658     $  79,396
Accounts payable                                           301,039        181,050       251,280
Accrued and other liabilities                              295,316        200,774       162,298
- -----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  672,364        449,482       492,974
- -----------------------------------------------------------------------------------------------
Long-term debt                                             512,820        511,706        45,981
Deferred income taxes                                       93,656         84,246           442
Other liabilities                                           53,316         53,477        34,497
Minority interest                                          182,183        170,630           ---
- -----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                        1,514,339      1,269,541       573,894
- -----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
   outstanding 81,018, 80,965 and 70,327 shares            133,800        133,770       123,320
Paid-in capital                                            630,241        630,111       523,064
Cumulative translation adjustment                           (1,093)        (1,259)         (942)
Accumulated deficit                                       (312,860)      (344,193)     (401,832)
- -----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                 450,088        418,429       243,610
- -----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,964,427     $1,687,970     $ 817,504
===============================================================================================

See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1995       1994
                                                      --------   --------
REVENUES
Net sales                                             $434,121   $255,264
Other income, net                                        9,219      4,240
- -------------------------------------------------------------------------
                                                       443,340    259,504
- -------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                                          304,281    223,153
Selling, general and administrative expense             56,045     43,583
Equity in loss of unconsolidated affiliates              1,197        554
Interest income                                         (2,666)      (856)
Interest expense                                        14,007      2,935
Minority interest                                       16,593        ---
- -------------------------------------------------------------------------
                                                       389,457    269,369
- -------------------------------------------------------------------------

Income (loss) from operations before income taxes       53,883     (9,865)
Income tax provision (benefit)                          20,930     (3,580)
- -------------------------------------------------------------------------

Income (loss) before extraordinary item                 32,953     (6,285)
Extraordinary loss on early retirement of debt             ---     (2,614)
Cumulative effect of accounting changes                    ---      3,376
- -------------------------------------------------------------------------

NET INCOME (LOSS)                                     $ 32,953   $ (5,523)
=========================================================================

INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item               $   0.41   $  (0.09)
Extraordinary loss on early retirement of debt             ---      (0.04)
Cumulative effect of accounting changes                    ---       0.05
- -------------------------------------------------------------------------
NET INCOME (LOSS)                                     $   0.41   $  (0.08)
=========================================================================

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                           81,215     69,961
=========================================================================

CASH DIVIDENDS DECLARED PER SHARE                     $   0.02   $   0.02
=========================================================================

See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (in thousands)
                                  (unaudited)


                                                      Cumulative
                                   Common   Paid-In   Translation  Accumulated
                                   Shares   Capital   Adjustment     Deficit    Total
- ---------------------------------------------------------------------------------------
Balance at December 31, 1993      $122,257  $516,128   $  (488)    $(394,917)  $242,980
 Stock Incentive Plan                  332     1,760       ---           ---      2,092
 Conversion of Convertible
  Debentures                           731     5,176       ---           ---      5,907
 Translation Adjustment                ---       ---      (454)          ---       (454)
 Dividends                             ---       ---       ---        (1,392)    (1,392)
 Net loss                              ---       ---       ---        (5,523)    (5,523)
- ---------------------------------------------------------------------------------------
Balance at March 31, 1994         $123,320  $523,064   $  (942)    $(401,832)  $243,610
=======================================================================================

                                                      Cumulative
                                   Common   Paid-In   Translation Accumulated
                                   Shares   Capital   Adjustment    Deficit     Total
- ---------------------------------------------------------------------------------------
Balance at December 31, 1994      $133,770  $630,111   $(1,259)    $(344,193)  $418,429
 Stock Incentive Plan                   30       130       ---           ---        160
 Translation Adjustment                ---       ---       166           ---        166
 Dividends                             ---       ---       ---        (1,620)    (1,620)
 Net income                            ---       ---       ---        32,953     32,953
- ---------------------------------------------------------------------------------------
Balance at March 31, 1995         $133,800  $630,241   $(1,093)    $(312,860)  $450,088
=======================================================================================

See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            -----------------------
                                                               1995         1994
- ----------------------------------------------------------  ----------   ----------
OPERATING ACTIVITIES
Net income (loss)                                            $  32,953   $  (5,523)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                 16,174       4,456
  Income taxes                                                   3,761      (2,759)
  Cumulative effect of accounting changes                          ---      (3,376)
  Minority interest in earnings                                 16,593         ---
  Other non-cash items                                          (4,060)      3,765
Changes in current assets and liabilities,
 excluding working capital purchased/sold:
  Accounts receivable                                          (59,703)    (53,478)
  Inventories                                                 (201,662)   (143,609)
  Other current assets                                          (4,489)       (955)
  Accounts payable                                             119,989     151,361
  Accrued and other liabilities                                 83,071      42,870
Other                                                           (2,744)       (489)
- ----------------------------------------------------------   ---------   ---------
Net cash used in operating activities                             (117)     (7,737)
- ----------------------------------------------------------   ---------   ---------

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                             (10,340)    (11,306)
Purchase of property, plant and equipment                      (14,007)    (10,463)
Discontinued operations                                           (478)       (988)
Proceeds from investments                                          246         573
- ----------------------------------------------------------   ---------   ---------
Net cash used in investing activities                          (24,579)    (22,184)
- ----------------------------------------------------------   ---------   ---------

FINANCING ACTIVITIES
Net short-term borrowings                                        7,199      69,758
Principal payments on long-term debt                            (1,403)    (67,171)
Debt issuance costs                                                ---      (2,533)
Stock issuance/repurchase - net                                    155       1,131
Distribution to minority interests                              (5,040)        ---
Dividends                                                       (1,620)     (1,392)
- ----------------------------------------------------------   ---------   ---------
Net cash used in financing activities                             (709)       (207)
- ----------------------------------------------------------   ---------   ---------

Foreign exchange effect on cash and short-term investments         166        (454)
- ----------------------------------------------------------
Decrease in cash and short-term investments                    (25,239)    (30,582)
Cash and short-term investments at beginning of period         158,384      65,102
- ----------------------------------------------------------   ---------   ---------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD             $ 133,145   $  34,520
==========================================================   =========   =========

See accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, earnings of any single reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with the Corporation's 1994 Annual Report to Stockholders.

2. Per-share data are based on the weighted average number of Common Shares that would become outstanding after allowing for the exercise of outstanding stock options.

3.  Inventories consisted of the following:
                                           March 31,    December 31,   March 31,
       (in thousands)                        1995          1994          1994
       -------------------------------     --------      --------      --------
       Raw materials                       $ 44,855      $ 38,988      $ 21,952
       Finished goods                       493,239       293,964       367,697
       -------------------------------     --------      --------      --------
       Total                               $538,094      $332,952      $389,649
       ===============================     ========      ========      ========

4. The Corporation and certain of its subsidiaries are involved in various legal actions and claims, including environmental matters, arising during the normal course of business. Although it is not possible to predict with any certainty the outcome of such matters, it is the opinion of management that these matters will not have a material adverse effect on the results of operations, financial position or cash flows of the Corporation.

5. On October 20, 1994, the Corporation acquired Agricultural Minerals and Chemicals Inc. ("AMCI") for $400 million plus an estimated working capital adjustment of $100 million. The Consolidated Statements of Operations include the operating results of AMCI subsequent to the acquisition. AMCI, through its subsidiaries manufactured nitrogen-based fertilizers and industrial use products, and methanol. The subsidiaries controlled by the Corporation as a result of the AMCI acquisition include Terra Nitrogen Corporation ("TNC") and Beaumont Methanol, Limited Partnership ("BMLP").
    TNC has a 60.2 percent ownership interest in Terra Nitrogen Company, L.P. ("TNCLP"), formerly Agricultural Minerals Company, L.P., which operates nitrogen products manufacturing facilities in Verdigris, Oklahoma and Blytheville, Arkansas through an investment in an operating partnership, Terra Nitrogen, Limited Partnership ("TNLP"), formerly Agricultural Minerals, Limited Partnership. BMLP operates a methanol production facility in Beaumont, Texas. The excess of purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 18 years which is estimated to be the average remaining useful life of the manufacturing plants acquired.

    To finance the acquisition of AMCI, the Corporation issued 9.7 million Common Shares for aggregate net proceeds of approximately $113 million, entered into credit arrangements to issue $310 million of long-term debt, and refinanced certain bank debt and credit lines of the Corporation, AMCI and AMCI's subsidiaries aggregating $260 million of which $152 million in borrowings were outstanding. The Corporation used $40 million of the new debt issue to refinance short-term bank debt. The credit agreement provides for a $175 million revolving line of credit for use by Terra International, Inc. and BMLP and a $50 million revolving line of credit for TNLP. As a result of the acquisition of AMCI, the Corporation also assumed AMCI's obligations under its $175 million in aggregate principal of 10.75% Senior Notes due 2003 (the "Senior Notes").

    The following table represents unaudited pro forma summary results of operations as if the acquisition of AMCI had occurred at the beginning of 1994:

                                              Three Months Ended
       (in thousands, except per-share data)    March 31, 1994
       -------------------------------------  ------------------
       Revenues                                    $356,088
       Loss before extraordinary item              $ (2,469)
       Net loss                                    $ (1,707)
       Net loss per share                          $  (0.02)
       -------------------------------------  ------------------

    The pro forma operating results were adjusted to include depreciation of the fair value of capital assets acquired based on estimated useful lives at the acquisition date, amortization of intangibles, reduction of incentive compensation expense for plans terminated at acquisition, interest expense on the acquisition borrowings, the issuance of common stock and the effect of income taxes.

    The pro forma information listed above does not purport to be indicative of the results that would have been obtained if the operations were combined during the above periods, and is not intended to be a projection of future operating results or trends.

    On September 15, 1994, the Corporation acquired a 34% interest in Royster-Clark, Inc. for $12 million in cash. Royster-Clark is a 100 location distributor of crop input and protection products in the mid-Atlantic region. The Corporation accounts for its investment under the equity method and its share of Royster-Clark's results of operations are included in equity in earnings of unconsolidated affiliates.

6. BMLP entered into a methanol hedging agreement (the Methanol Hedging Agreement) effective October 1994. Pursuant to the agreement, BMLP received $4 million in cash and agreed to make payments to the extent that average methanol prices exceed the sum of $0.65 per gallon plus 0.113 times the average spot price index, in cents per MMBtu for natural gas during the periods October 20, 1994 to December 31, 1995, calendar year 1996, and calendar year 1997. The quantities subject to the agreement for each of these periods are 155.5 million, 140 million and 130 million gallons, respectively. BMLP's methanol production facility has a production capacity of 280 million gallons of methanol per year. Payments are due five days after the end of each period.

    The $4 million received pursuant to the Methanol Hedging Agreement is being recognized as income over the term of the agreement. Accruals for payments are recorded as a reduction of revenue. As of March 31, 1995, $31.3 million has been recorded as payable under the Methanol Hedging Agreement based on average prices, for the period October 20, 1994 through March 31, 1995. The actual amount that will be paid is dependent upon average methanol and natural gas prices during each of the periods. The fair value of the agreement, representing the amount that BMLP would expect to pay at March 31, 1995 to liquidate the agreement for its remaining term, is approximately $5 million based on a management estimate.

7. The Corporation's natural gas procurement policy is to fix or cap the price of approximately 40-80% of its natural gas requirements for a 12-month period through various forward pricing techniques. Depending on market conditions, the Corporation may also fix or cap the price of natural gas for longer periods of time. The Corporation has entered into forward pricing positions for the purchase of natural gas amounting to approximately 65% of natural gas volumes for the remainder of 1995, 42% for 1996 and 22% for 1997. As a result of its policies, the Corporation has limited the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized losses from forward pricing positions totaled $10 million as of March 31, 1995.

8. During March 1994, the Corporation redeemed $72.1 million of 8.5% Convertible Subordinated Debentures due 2012 at the required redemption price of 103.4% of par value. During the 20-day notice period, holders of $5.9 million chose to convert their debentures into Common Stock of the Corporation at the conversion price of $8.083 per Common Share. The Corporation issued 730,768 Common Shares and paid cash for fractional shares. The Corporation funded the redemption from available cash balances and short-term credit lines.

9. During March 1994, the Corporation entered into an agreement to sell its receivables. Under this agreement, which expires March 31, 1996, the Corporation may sell an undivided interest in a designated pool of its accounts receivable and receive up to $50 million in proceeds. Undivided interests in new receivables may be sold as collections reduce previously sold interests. The undivided interests are sold at a discount that is included in selling, general and administrative expenses in the Consolidated Statement of Operations. As of March 31, 1995, $50.0 million in proceeds had been received under this agreement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                  QUARTER ENDED MARCH 31, 1995, COMPARED WITH
                          QUARTER ENDED MARCH 31, 1994


CONSOLIDATED RESULTS

The Corporation reported income of $33 million, or $0.41 per share, on revenues of $443.3 million for the first quarter of 1995 compared with a loss before extraordinary items of $6.3 million or $0.09 per share on revenues of $259.5 million in 1994. The 1995 results include the operations formerly owned by Agricultural Minerals and Chemicals Inc. ("AMCI"), which was acquired by the Corporation on October 20, 1994. The AMCI acquisition added approximately $144 million to net revenue and $25 million to operating income during the first quarter 1995. Excluding the impact of the acquisition, revenues increased $40 million, or 15%, over the comparable period in 1994 and operating income increased $14.2 million, primarily the result of improved selling prices for nitrogen products caused by tight supplies.

The Corporation operates in three business segments: Distribution, Nitrogen Products and Methanol. The Distribution segment includes sales of products purchased from manufacturers, including the Corporation, and resold by the Corporation. Distribution revenues are derived primarily from grower and dealer customers through sales of chemicals, fertilizers, seed and related services. The Nitrogen Products segment represents only those operations directly related to the wholesale sales of nitrogen products produced at the Corporation's ammonia manufacturing and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at the Corporation's two methanol manufacturing facilities.

Total revenues and operating income (loss) for the three-month periods ended March 31, 1995 and 1994 were as follows:

                                                         Pro Forma
(in thousands)                                  1995       1994       1994
- --------------------------------------------  ---------  ---------  ---------
[S]                                           [C]        [C]        [C]
REVENUES:
Distribution                                  $238,454   $206,478   $206,478
Nitrogen Products                              147,188    114,670     54,156
Methanol                                        65,874     36,096        ---
Other - net                                     (8,176)    (1,156)    (1,130)
- --------------------------------------------  --------   --------   --------
                                              $443,340   $356,088   $259,504
                                              ========   ========   ========
OPERATING INCOME (LOSS):
Distribution                                  $(14,635)  $(12,899)  $(12,899)
Nitrogen Products                               57,384     20,751      6,988
Methanol                                        39,608      8,611        ---
Other expense - net                               (540)    (1,916)    (1,875)
- --------------------------------------------  --------   --------   --------
                                                81,817     14,547     (7,786)
Interest expense - net                         (11,341)   (12,700)    (2,079)
Minority interest                              (16,593)    (5,726)       ---
- --------------------------------------------  --------   --------   --------
Total from operations                         $ 53,883   $ (3,879)  $ (9,865)
============================================  ========   ========   ========

The pro forma results of operations have been prepared to give effect to the Corporation's (i) acquisition of AMCI, (ii) issuance of 9.7 million Common Shares, and (iii) borrowing under a new credit agreement entered into in connection with the acquisition, assuming that all such transactions had occurred on January 1, 1994. The pro forma financial data is presented for informational purposes only and are not necessarily indicative of the results that actually would have been obtained if the transactions had occurred on January 1, 1994. In addition, the pro forma results are not intended to be a projection of future operating results or trends.

DISTRIBUTION

Distribution revenues of $238.5 million during the 1995 first quarter, increased $32 million, or 15%, over 1994 results. Approximately $10 million of the growth relates to a 7.6% increase in chemical sales resulting principally from sales to new dealer affiliates and expansion into new locations. Growth in the Corporation's own brand of Riverside chemical products accounted for $5 million of the increase. Distributed fertilizer sales increased $8.5 million and seed and other sales and services increased $13.5 million as a result of expansion of the distribution network.

The operating loss for the Distribution business was $14.6 million in 1995 compared with $12.9 million in 1994. Higher volumes added $5.9 million to operating income which was more than offset by a $7.6 million increase in selling and general and administrative expenses. The increased expenses included an increase in compensation costs of $2.8 million due to additional personnel resulting from expansion activities and normal wage increases. In addition, equipment leasing, facilities costs, and operating and maintenance expenses increased $2.5 million. The Distribution segment's operations are seasonal, coincident with crop plantings, which generally results in an operating loss for the first calendar quarter.

NITROGEN PRODUCTS

Nitrogen Products revenues increased 172% to $147.2 million in 1995 from $54.2 million in 1994. The acquisition of AMCI included a 60.2% partnership interest in two ammonia production facilities located in Blytheville, Arkansas and Verdigris, Oklahoma. The Blytheville and Verdigris plants contributed $89.8 million to first quarter revenue growth. Excluding the impact of the acquisition, revenues increased $3.2 million or 5.9%. Nitrogen Products revenues for 1995 were reduced $1.7 million by the conversion of 30% of the capacity of the Woodward, Oklahoma plant from ammonia to methanol production and reduced approximately $10 million due to the loss of production at the Port Neal nitrogen manufacturing plant as a result of the December 1994 explosion. The plant is expected to be fully operational in the first half of 1996.

Operating income for the Nitrogen Products business was $57.4 million in the first quarter of 1995 compared with $7 million in the 1994 first quarter. The acquisition of AMCI contributed $37.3 million to the increase in operating income. Excluding the acquisition, operating earnings increased $13.1 million due to price increases of $12.4 million and lower natural gas costs of $4.2 million, offset by higher manufacturing costs for salaries and wages and maintenance expenses.

METHANOL

In April 1994, about 30% of the production capacity of the Woodward, Oklahoma plant was converted from the production of ammonia to methanol. Additionally, through the acquisition of AMCI in October 1994, the Corporation acquired a methanol production facility in Beaumont, Texas. The Corporation had no methanol operations in the first quarter of 1994.

Methanol revenues were $65.9 million and operating income for the Methanol business was $39.6 million in the first three months of 1995. The market price for methanol increased significantly in the second half of 1994 as a result of sharply higher production of MTBE, an oxygen and octane enhancer used in reformulated gasoline. During the first quarter of 1995, methanol prices have decreased substantially from the unprecedented high levels reached in late-1994. Average realized prices, including the effect of the methanol hedge agreement (see Note 6 to the Consolidated Financial Statements), were $0.98 in the first quarter of 1995 as compared to $1.14 in the fourth quarter of 1994. The Corporation sold 67.2 million gallons of methanol during the 1995 first quarter; the acquired Beaumont facility produced 57.8 million gallons of the total methanol sales during the period. On April 17, 1995, a scheduled maintenance turnaround was begun at the Beaumont facility. It is expected that the turnaround will be completed and the facility returned to production mid-May.

OTHER OPERATING EXPENSE - NET

Other operating expense was $0.5 million in the 1995 first quarter compared with $1.9 million in the comparable 1994 period. Other operating expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs. The decrease in 1995 is primarily the result of lower costs for general administrative functions including reduced incentive compensation expense.

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $11.3 million in 1995 compared with $2.1 million in 1994. The increase is principally the result of higher interest expense due to the assumption of $175 million of long-term debt and the issuance of $270 million of additional debt, both in connection with the acquisition of AMCI.

INCOME TAXES

First quarter 1995 income tax expense was recorded at an effective rate of 38.8% as compared with 36.3% in the first quarter of 1994. The increased rate is the result of goodwill amortization which is not deductible for income tax purposes.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Corporation's primary uses for cash are to fund its working capital needs, make payments on its indebtedness and other obligations, make both quarterly distributions on the acquired nitrogen business' Senior Preference Units and quarterly dividends to stockholders and make capital expenditures. Its principal sources of funds are cash flow from operations and borrowings. The Corporation believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements for seasonal operating needs, capital expenditures and expansion strategies.

On March 27, 1995 the Corporation announced its offer to purchase the Senior Preference Units representing a 39.8% partnership interest in the Corporation's acquired nitrogen business for $30 per unit, or approximately $230 million. To fund the proposed acquisition, the Corporation would incur additional long-term debt and use available cash. The partnership's cash distribution for the quarter ended March 31, 1995 was deferred pending further discussion between the Corporation and the Special Committee of the Board of Terra Nitrogen Corporation formed to evaluate the Corporation's offer.

Cash generated from operations in the 1995 first quarter was break-even due to seasonal increases in inventory. Cash and short-term investments decreased $25.2 million principally to fund investments in plant and equipment and the expansion of the Corporation's distribution network.

Cash used for acquisitions includes a $6.1 million payment as a final valuation for working capital balances purchased in connection with the Corporation's acquisition of AMCI and $4.2 million paid to acquire new locations for the Corporation's distribution network.

The Corporation expects 1995 capital expenditures to approximate $60 million consisting of the expansion of service centers; routine replacement of equipment; and efficiency improvements at manufacturing facilities including approximately $20 million for expansion and design improvements at the Corporation's Port Neal facility.

During the quarter, the Corporation distributed $0.66 per unit, or $5 million, to minority unitholders in the acquired nitrogen business and paid the Corporation's quarterly dividend of $0.02 per share which totaled $1.6 million.

Cash generated from operations during 1995 is expected to be adequate to meet normal business requirements and pay down debt. Cash balances at March 31, 1995 were $133.1 million of which $9.6 million is used to collateralize letters of credit supporting recorded liabilities.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The 1995 Annual Meeting of stockholders was held on May 2, 1995, in Sioux City, Iowa. At the meeting, a total of 75,341,184 votes were cast by stockholders. There were no broker nonvotes.

          The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

            NAME                     FOR        WITHHELD
            ----                     ----       ---------
            Edward G. Beimfohr    74,145,389    1,195,795
            Carol L. Brookins     74,121,615    1,219,569
            Edward M. Carson      72,419,235    2,921,949
            David E. Fisher       73,644,278    1,696,906
            Basil T. A. Hone      73,661,531    1,679,653
            Burton M. Joyce       73,657,718    1,683,466
            Anthony W. Lea        73,645,570    1,695,614
            John R. Norton III    74,148,770    1,192,414
            Reuben F. Richards    73,660,655    1,680,529
            Henry R. Slack        73,643,875    1,697,309

          In addition, the stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 1995. The number of votes cast for such proposal was 74,907,289, the number against was 243,887 and the number of abstentions was 190,008.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (A)   EXHIBITS

              10.11 General and Administrative Services Agreement Regarding Services by Terra Industries Inc.

              10.12 General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation.

        (B)   REPORTS ON FORM 8-K

              Current Report on Form 8-K dated March 29, 1995 reporting proposal to acquire senior preference units of Terra Nitrogen Company, L.P.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TERRA INDUSTRIES INC.



  Date:  May 10, 1995            /s/ Francis G. Meyer
                                 --------------------------------------------
                                 Francis G. Meyer
                                 Vice President and Chief Financial Officer
                                  and a duly authorized signatory