Form 10-Q
period 1995-06-30
TERRA INDUSTRIES INC
filed 1995-08-14
CIK 722079

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                         ------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of July 31, 1995, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value      81,098,602 shares

==============================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                  (unaudited)

                                                            June 30,      December 31,      June 30,
                                                              1995            1994            1994
                                                           ----------     -----------      ---------
ASSETS
Cash and short-term investments                            $  201,009      $  158,384      $  40,520
Accounts receivable, less allowance for
 doubtful accounts of $10,665, $8,224 and $7,348              496,351         157,026        352,464
Inventories                                                   389,630         332,952        268,357
Deferred tax asset -- current                                  43,992          43,992         27,338
Other current assets                                           43,446          31,069         25,459
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        1,174,428         723,423        714,138
-----------------------------------------------------------------------------------------------------
Equity and other investments                                   15,076          14,181          1,432
Property, plant and equipment, net                            623,435         552,843        124,786
Deferred tax asset -- non-current                                 ---             ---          5,772
Excess of cost over net assets of acquired businesses         317,695         320,559         15,126
Partnership distribution reserve fund                          18,480          18,480            ---
Net assets of discontinued operations                             ---             ---          3,522
Other assets                                                   66,820          58,484         16,221
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $2,215,934      $1,687,970      $ 880,997
=====================================================================================================

LIABILITIES
Debt due within one year                                   $   57,365      $   67,658      $ 109,671
Accounts payable                                              382,016         181,050        293,361
Accrued and other liabilities                                 195,017         200,774        102,489
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                     634,398         449,482        505,521
-----------------------------------------------------------------------------------------------------
Long-term debt                                                650,984         511,706         45,782
Deferred tax liability -- non-current                         106,735          84,246          4,530
Other liabilities                                             107,729          53,477         33,832
Minority interest                                             181,464         170,630            ---
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                           1,681,310       1,269,541        589,665
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
   outstanding 81,099, 80,965 and 70,553 shares               133,908         133,770        123,550
Paid-in capital                                               630,743         630,111        523,915
Cumulative translation adjustment                                (610)         (1,259)          (795)
Accumulated deficit                                          (229,417)       (344,193)      (355,338)
-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                    534,624         418,429        291,332
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,215,934      $1,687,970      $ 880,997
=====================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)


                                                         Three Months Ended        Six Months Ended
                                                                June 30,                June 30,
                                                        ---------------------   -----------------------
                                                           1995        1994        1995         1994
                                                        ----------   --------   ----------   ----------
REVENUES
Net sales                                               $  971,709   $804,211   $1,405,830   $1,059,475
Other income, net                                           31,960     14,041       41,179       18,281
-------------------------------------------------------------------------------------------------------
                                                         1,003,669    818,252    1,447,009    1,077,756
-------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                              757,828    677,146    1,062,109      900,299
Selling, general and administrative expense                 75,736     63,035      131,781      106,618
Equity in earnings of unconsolidated affiliates             (2,455)      (590)      (1,258)         (36)
Interest income                                             (3,397)    (1,127)      (6,063)      (1,983)
Interest expense                                            16,436      2,906       30,443        5,841
Minority interest                                           11,616        ---       28,209          ---
-------------------------------------------------------------------------------------------------------
                                                           855,764    741,370    1,245,221    1,010,739
-------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary items         147,905     76,882      201,788       67,017
Income tax provision                                        62,840     28,980       83,770       25,400
-------------------------------------------------------------------------------------------------------

Income before extraordinary items                           85,065     47,902      118,018       41,617
Extraordinary loss on early retirement of debt                 ---        ---          ---       (2,614)
Cumulative effect of accounting changes                        ---        ---          ---        3,376
-------------------------------------------------------------------------------------------------------

NET INCOME                                              $   85,065   $ 47,902   $  118,018   $   42,379
=======================================================================================================

EARNINGS PER SHARE:
Income before extraordinary items                       $     1.05   $   0.68   $     1.45   $     0.59
Extraordinary loss on early retirement of debt                 ---        ---          ---        (0.04)
Cumulative effect of accounting changes                        ---        ---          ---         0.05
-------------------------------------------------------------------------------------------------------
NET INCOME                                              $     1.05   $   0.68   $     1.45   $     0.60
=======================================================================================================

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                               81,268     70,712       81,241       70,336
=======================================================================================================

CASH DIVIDENDS DECLARED PER SHARE                       $     0.02   $   0.02   $     0.04   $     0.04
=======================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (in thousands)
                                  (unaudited)


                                                        Cumulative
                                    Common     Paid-In Translation   Accumulated
                                    Shares     Capital  Adjustment       Deficit       Total
--------------------------------------------------------------------------------------------
Balance at December 31, 1993    $  122,257    $516,128    $  (488)    $(394,917)    $242,980
  Stock Incentive Plan                 120         847        ---           ---          967
  Exercise of stock options            442       1,764        ---           ---        2,206
  Conversion of Convertible
   Debentures                          731       5,176        ---           ---        5,907
  Translation Adjustment               ---         ---       (307)          ---         (307)
  Dividends                            ---         ---        ---        (2,800)      (2,800)
  Net income                           ---         ---        ---        42,379       42,379
--------------------------------------------------------------------------------------------
Balance at June 30, 1994        $  123,550    $523,915    $  (795)    $(355,338)    $291,332
============================================================================================


                                                        Cumulative
                                    Common     Paid-In Translation   Accumulated
                                    Shares     Capital  Adjustment       Deficit       Total
--------------------------------------------------------------------------------------------
Balance at December 31, 1994    $  133,770    $630,111    $(1,259)    $(344,193)    $418,429
  Exercise of stock options            134         625        ---           ---          759
  Translation adjustment               ---         ---        649           ---          649
  Stock Incentive Plan                   4           7        ---           ---           11
  Dividends                            ---         ---        ---        (3,242)      (3,242)
  Net income                           ---         ---        ---       118,018      118,018
--------------------------------------------------------------------------------------------
Balance at June 30, 1995        $  133,908    $630,743    $  (610)    $(229,417)    $534,624
============================================================================================


See accompanying Notes to the Consolidated Financial Statements.              4

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                     1995               1994
                                                                   ---------          ---------
OPERATING ACTIVITIES
Net income                                                         $ 118,018          $  42,379
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                                       32,139              9,060
  Income taxes                                                        22,489             20,902
  Cumulative effect of accounting changes                                ---             (3,376)
  Equity in earnings of unconsolidated affiliates                     (1,258)               (36)
  Minority interest in earnings                                       28,209                ---
  Other non-cash items                                                   (43)             3,147
Changes in current assets and liabilities,
 excluding working capital purchased/sold:
  Accounts receivable                                               (341,923)          (241,589)
  Inventories                                                        (52,896)           (22,032)
  Other current assets                                                (1,381)            (1,214)
  Accounts payable                                                   200,966            193,442
  Accrued and other liabilities                                       (2,242)           (16,945)
Debt issuance costs                                                   (7,021)            (2,533)
Other                                                                (22,133)            (1,526)
------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (27,076)           (20,321)
------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                   (12,185)           (13,833)
Purchase of property, plant and equipment                            (77,042)           (20,978)
Discontinued operations                                                 (696)            (1,794)
Purchase of minority interest - TNCLP                                 (3,629)               ---
Insurance proceeds from plant casualty                                53,091                ---
Proceeds from investments                                                425                582
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (40,036)           (36,023)
------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net short-term borrowings                                            (16,395)           100,007
Proceeds from issuance of long-term debt                             200,000                ---
Principal payments on long-term debt                                 (58,289)           (67,344)
Stock issuance/repurchase net                                            759              2,206
Distribution to minority interests                                   (13,745)               ---
Dividends                                                             (3,242)            (2,800)
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            109,088             32,069
------------------------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term investments               649               (307)
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and short-term investments                42,625            (24,582)
Cash and short-term investments at beginning of period               158,384             65,102
------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                   $ 201,009          $  40,520
================================================================================================


See accompanying Notes to the Consolidated Financial Statements.               5

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

3.   Inventories consisted of the following:
                                        June 30,       December 31,     June 30,
       (in thousands)                     1995            1994            1994
       -------------------------------------------------------------------------
       Raw materials                    $ 40,869        $ 38,988        $ 28,751
       Finished goods                    348,761         293,964         239,606
       -------------------------------------------------------------------------
       Total                            $389,630        $332,952        $268,357
       =========================================================================

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

5. On October 20, 1994, the Corporation acquired Agricultural Minerals and Chemicals Inc. ("AMCI") for $400 million plus a working capital adjustment of $102 million. The Consolidated Statements of Operations include the operating results of AMCI subsequent to the acquisition. AMCI, through its subsidiaries, manufactured nitrogen-based fertilizers and industrial use products and methanol. The subsidiaries controlled by the Corporation as a result of the AMCI acquisition include Terra Nitrogen Corporation ("TNC") and Beaumont Methanol, Limited Partnership ("BMLP"). TNC has a 60.2 percent ownership interest in Terra Nitrogen Company, L.P. ("TNCLP"), formerly Agricultural Minerals Company, L.P., which operates nitrogen products manufacturing facilities in Verdigris, Oklahoma and Blytheville, Arkansas through an investment in an operating partnership, Terra Nitrogen, Limited Partnership ("TNLP"), formerly Agricultural Minerals, Limited Partnership. BMLP operates a methanol production facility in Beaumont, Texas. The excess of purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 18 years which is estimated to be the average remaining useful life of the manufacturing plants acquired.

     To finance the acquisition of AMCI, the Corporation issued 9.7 million Common Shares for aggregate net proceeds of approximately $113 million, entered into credit arrangements to issue $310 million of long-term debt, and refinanced certain bank debt and credit lines of the Corporation, AMCI and AMCI's subsidiaries aggregating $260 million of which $152 million in borrowings were outstanding. The Corporation used $40 million of the new debt issue to refinance short-term bank debt. The credit agreement initially provided for a $175 million revolving line of credit for use by Terra International, Inc. and BMLP and a $50 million revolving line of credit for TNLP. As a result of the acquisition of AMCI, the Corporation also assumed AMCI's obligations under its $175 million in aggregate principal of 10.75% Senior Notes due 2003.

     The following table represents unaudited pro forma summary results of operations as if the acquisition of AMCI had occurred at the beginning of 1994:

                                                Three Months Ended   Six Months Ended
       (in thousands, except per-share data)      June 30, 1994       June 30, 1994
     --------------------------------------------------------------------------------
       Revenues                                      $954,202           $1,310,290
       Income before extraordinary items             $ 58,868           $   56,399
       Net income                                    $ 58,868           $   57,161
       Net income per share                          $   0.73           $     0.71
     --------------------------------------------------------------------------------

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

     On September 15, 1994, the Corporation acquired an approximate one-third interest in Royster-Clark, Inc. for $12 million in cash. Royster-Clark is a 100-location distributor of crop input and protection products in the mid-Atlantic region. The Corporation accounts for its investment under the equity method, and its share of Royster-Clark's results of operations is included in equity in earnings of unconsolidated affiliates.

6. BMLP entered into a methanol hedging agreement (the Methanol Hedging Agreement) effective October 1994. Pursuant to the agreement, BMLP received $4 million in cash and agreed to make payments to the extent that average methanol prices exceed the sum of $0.65 per gallon plus 0.113 times the average spot price index, in cents per MMBtu for natural gas during the periods October 20, 1994 to December 31, 1995, calendar year 1996, and calendar year 1997. Payments are due five days after the end of each period. The quantities subject to the agreement for each of these periods are 155.5 million, 140 million and 130 million gallons, respectively. BMLP's methanol production facility has a production capacity of 280 million gallons of methanol per year.

     The $4 million received pursuant to the Methanol Hedging Agreement is being recognized as income over the term of the agreement. Accruals for payments are recorded as a reduction of revenue. As of June 30, 1995, $20.6 million has been recorded as payable under the Methanol Hedging Agreement based on average prices, for the period October 20, 1994 through June 30, 1995. The actual amount that will be paid is dependent upon average methanol and natural gas prices during each of the periods. The fair value of the agreement, representing the amount that BMLP would expect to pay at June 30, 1995 to liquidate the agreement for its remaining term, is approximately $3.3 million based on a management estimate.

7. On December 13, 1994 the Corporation's Port Neal Facility in Iowa was extensively damaged by an explosion. As of the date of loss, insurance was in force to cover damage to the Corporation's property, business interruption and third party liability claims. The Corporation recognized a $7 million pre-tax charge against 1994 earnings to cover its aggregate expected unrecoverable expenses associated with the incident, including deductibles and uninsured costs. The Corporation expects to recognize a substantial non-recurring gain, representing the difference between the property insurance settlement with the Company's insurers and the carrying value of the facility at the time of the explosion. The non-recurring gain will be recorded when the amount of the property insurance settlement is finalized.

8. The Corporation's natural gas procurement policy is to fix or cap the price of approximately 40-80% of its natural gas requirements for a 12-month period through various forward pricing techniques. Depending on market conditions, the Corporation may also fix or cap the price of natural gas for longer periods of time. The Corporation has entered into forward pricing positions for the purchase of natural gas amounting to approximately 73% of natural gas volumes for the remainder of 1995, 57% for 1996 and 30% for 1997. As a result of its policies, the Corporation has limited the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized losses from forward pricing positions totaled $18 million as of June 30, 1995.

9. During June 1995, the Corporation issued $200 million of 10.5% Senior Notes due June 15, 2005, in part to finance purchases of up to five million of the 7.6 million Senior Preference Units ("SPUs"), representing a 39.8% partnership interest in the acquired nitrogen business. Under terms of the Corporation's bank credit agreement, net proceeds of the issue not used by December 31, 1995 to purchase SPUs, must be used to prepay outstanding long-term bank debt entered into in connection with the AMCI acquisition. The Corporation recently announced that on September 1, 1995 it will prepay up to $190 million of outstanding long-term bank debt to the extent these funds are not used by that date to purchase SPUs. After the September reduction in long-term bank debt, the Corporation would finance any further purchases of SPUs in the open market with available cash or debt. The note indenture contains restrictions similar to those for the 10.75% Senior Notes assumed in connection with the AMCI acquisition.

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

10. During March 1994, the Corporation entered into an agreement to sell its receivables. Under this agreement, which expires March 31, 1996, the Corporation may sell an undivided interest in a designated pool of its accounts receivable and receive up to $50 million in proceeds. Undivided interests in new receivables may be sold as collections reduce previously sold interests. The undivided interests are sold at a discount that is included in selling, general and administrative expenses in the Consolidated Statement of Operations. As of June 30, 1995, $50.0 million in proceeds had been received under this agreement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                   QUARTER ENDED JUNE 30, 1995 COMPARED WITH
                          QUARTER ENDED JUNE 30, 1994


CONSOLIDATED RESULTS

The Corporation reported net income of $85.1 million, or $1.05 per share, on revenues of $1.0 billion for the second quarter of 1995 compared with net income of $47.9 million, or $0.68 per share, on revenues of $818.3 million in 1994. The 1995 results include the operations formerly owned by Agricultural Minerals and Chemicals Inc. ("AMCI"), which was acquired by the Corporation on October 20, 1994. The AMCI acquisition added approximately $146.5 million to revenues and $49.9 million to operating income during the 1995 second quarter. Excluding the impact of the acquisition, revenues increased $47.5 million, or 6%, and operating income increased $21.1 million, or 27%, over the comparable quarter in 1994 primarily resulting from improved selling prices for nitrogen products caused by tight supplies.

The Corporation operates in three business segments: Distribution, Nitrogen Products and Methanol. The Distribution segment includes sales of products purchased from manufacturers, including the Corporation. Distribution revenues are derived primarily from grower and dealer customers through sales of chemicals, fertilizers, seed and related services. The Nitrogen Products segment represents only those operations directly related to the wholesale sales of nitrogen products produced at the Corporation's five ammonia manufacturing and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at the Corporation's two methanol manufacturing facilities.

Total revenues and operating income for the Corporation's three business segments for the three-month periods ended June 30, 1995 and 1994 were as follows:

                                          Pro Forma
(in thousands)                   1995       1994       1994
---------------------------------------------------------------
REVENUES:
Distribution                 $  775,093   $743,160   $743,160
Nitrogen Products               192,478    174,225     80,716
Methanol                         47,743     45,118      2,594
Other - net                     (11,645)    (8,301)    (8,218)
---------------------------------------------------------------
                             $1,003,669   $954,202   $818,252
===============================================================
OPERATING INCOME:
Distribution                 $   71,024   $ 63,087   $ 63,087
Nitrogen Products                90,378     40,590     16,773
Methanol                         13,924     17,554      1,044
Other expense - net              (2,766)    (2,317)    (2,243)
---------------------------------------------------------------
                                172,560    118,914     78,661
Interest expense - net          (13,039)   (12,321)    (1,779)
Minority interest               (11,616)    (9,800)       ---
---------------------------------------------------------------
Total from operations        $  147,905   $ 96,793   $ 76,882
===============================================================

The pro forma results of operations have been prepared to give effect to the Corporation's (i) acquisition of AMCI, (ii) issuance of 9.7 million Common Shares, and (iii) borrowing under a new credit agreement entered into in connection with the acquisition, assuming that all such transactions had occurred on January 1, 1994. The pro forma financial data are presented for informational purposes only and are not necessarily indicative of the results that actually would have been obtained if the transactions had occurred on January 1, 1994. In addition, the pro forma results are not intended to be a projection of future operating results or trends.

DISTRIBUTION

Distribution revenues of $775.1 million during the 1995 second quarter increased $31.9 million, or 5%, over 1994 revenues of the comparable quarter. The revenue increase relates primarily to higher selling prices for nitrogen fertilizers and increased chemical revenues due to normal price increases. Distributed fertilizer revenues were $11.9 million higher than in the second quarter of 1994. Increased prices added $26.9 million to revenues while reduced volumes offset $15.0 million of the price increase. Chemical revenues were $10.9 million higher than in the same 1994 period due, in part, to expansion of the distribution network, despite wet field conditions prevailing during the first half of the 1995 second quarter. Seed and other sales and services increased $9.1 million as a result of expansion of the distribution network.

Operating income for the Distribution business totaled $71.0 million in 1995 compared with $63.1 million for the prior year. Increased chemical margins accounted for a $9.1 million increase in gross profits. Income from fertilizer sales was $1.4 million higher in 1995 than for the same period in 1994. The increase was due to higher selling prices as noted above, offset by reduced volumes and increased costs. The operating income improvements were partially offset by a $5.8 million increase in selling and administrative expenses. The increase in expenses included $1.5 million for compensation costs resulting from additional personnel due to expansion of the distribution network and normal wage increases. Equipment leasing, facility costs, and operating and maintenance expenses increased $2.1 million. The Distribution business is seasonal, coincident with crop plantings, which generally results in higher earnings in the second quarter compared with other periods during the year.

NITROGEN PRODUCTS

Revenues of the Nitrogen Products business increased $111.8 million for the second quarter of 1995 compared with the same period of 1994. The acquisition of AMCI contributed $104.5 million to the revenue increase. Excluding the effect of the acquisition, revenues increased $7.3 million, or 9%, from the year earlier period due to increased selling prices for nitrogen fertilizers. Production of nitrogen fertilizer was reduced during the 1995 second quarter by conversion of approximately 30% of the Woodward, Oklahoma plant capacity from ammonia to methanol production. Nitrogen Products revenues were reduced approximately $15 million due to the loss of production at the Port Neal nitrogen manufacturing plant from the December 1994 explosion. The plant's ammonia production facilities are expected to be operational in the fall of 1995, and upgrade production facilities are expected to be fully operational in the first half of 1996.

Operating earnings for Nitrogen Products were $90.4 million in the second quarter of 1995 compared with $16.8 million in the 1994 second quarter. The AMCI acquisition accounts for $47.3 million of the increase. Excluding the acquisition, operating earnings increased $26.3 million due to price increases of $24.6 million and lower gas costs of $3.3 million. The increased operating income was partially offset by increased costs for salaries and wages and maintenance expenses.

METHANOL

The Corporation's Methanol business revenues were $47.7 million in the second quarter of 1995 compared with $2.6 million in 1994. The acquisition of AMCI added $42.1 million to revenues and the remainder resulted from increased sales volumes of methanol produced at the Corporation's Woodward manufacturing facilities which began methanol production in the 1994 second quarter. The Corporation's Beaumont plant, a former AMCI facility, was not operational for 28 days during the 1995 second quarter due to a scheduled maintenance turnaround.

Operating income for the segment was $13.9 million in 1995 compared with $1.0 million in 1994. The AMCI acquisition contributed $12.1 million of the increase. Increased sales volumes for the Woodward plant added $2.2 million to operating earnings but lower prices compared with the prior year offset $1.8 million of the increase. The sharp decline in methanol prices continued in the second quarter of 1995 from the unprecedented high levels in late 1994. Average realized prices, including the effect of the methanol hedge agreement (see Note 8 to the Consolidated Financial Statements), were $0.57 per gallon compared with $1.14 in the 1994 fourth quarter and $0.98 in the first quarter of 1995.

OTHER OPERATING EXPENSE - NET

Other operating expense was $2.8 million in the 1995 second quarter compared with $2.2 million in the comparable 1994 period. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs.

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $13.0 million in 1995 compared with $1.8 million in 1994. The increase is primarily the result of assumption of $158.8 million in long-term debt and issuance of $270 million of additional debt, both in connection with the acquisition of AMCI. At the end of the 1995 second quarter, the Corporation issued $200 million of additional long-term Senior Notes. The net proceeds of the debt issue will be used to finance open market purchases of Senior Preference Units of TNCLP, a subsidiary of the Corporation, or repay other long-term debt.


                  SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1994


CONSOLIDATED RESULTS

The Corporation reported net income of $118.0 million, or $1.45 per share, on revenues of $1.45 billion for the first six months of 1995 compared with net income of $42.4 million, or $0.60 per share, on revenues of $1.08 billion in the first six months of 1994. The AMCI acquisition added approximately $290.6 million to net revenue and $104.0 million to operating income during the 1995 first half. Excluding the impact of the acquisition, revenues increased $63.2 million, or 6%, and operating income increased $30.8 million, or 46%, over the comparable period in 1994 primarily resulting from improved selling prices for nitrogen products caused by tight supplies. Overall, operating income improvements are primarily attributable to higher prices for nitrogen products and methanol, combined with lower natural gas costs.

Total revenues and operating income for the Corporation's three business segments for the six-month periods ended June 30, 1995 and 1994 were as follows:


                                          Pro Forma
(in thousands)                  1995         1994        1994
----------------------------------------------------------------
REVENUES:
Distribution                 $1,013,547   $ 949,638  $  949,638
Nitrogen Products               339,666     288,895     134,872
Methanol                        113,617      81,214       2,594
Other - net                     (19,821)     (9,457)     (9,348)
----------------------------------------------------------------
                             $1,447,009  $1,310,290  $1,077,756
================================================================
OPERATING INCOME (LOSS):
Distribution                 $   56,389   $  50,188   $  50,188
Nitrogen Products               147,762      61,341      23,761
Methanol                         53,532      26,165       1,044
Other expense - net              (3,306)     (4,233)     (4,118)
----------------------------------------------------------------
                                254,377     133,461      70,875
Interest expense - net          (24,380)    (25,021)     (3,858)
Minority interest               (28,209)    (15,526)        ---
----------------------------------------------------------------
Total from operations        $  201,788   $  92,914   $  67,017
================================================================

The pro forma results of operations have been prepared on a comparable basis as discussed above for the three-month period ended June 30, 1994. The pro forma financial data is presented for informational purposes only and are not necessarily indicative of the results that actually would have been obtained if the transactions had occurred on January 1, 1994. In addition, the pro forma results are not intended to be a projection of future operating results or trends.

DISTRIBUTION

Revenues for the Distribution business were $1.0 billion in the 1995 first half, or $63.9 million higher than 1994 revenues for the comparable period. The revenue increase is related to improved 1995 selling prices for nitrogen fertilizers which averaged 13% higher than in the 1994 first half and increased chemical revenues due to normal price increases. Distributed fertilizer revenues were $32.3 million higher than in the first six months of 1994 due principally to increased prices. Chemical revenues were $20.9 million higher than in 1994, and seed and other sales and services increased $10.6 million as a result of expansion of the distribution network.

Operating income for the Distribution business totaled $56.4 million in 1995 compared with $50.2 million for the prior year. Increased margins on chemical sales contributed $9.6 million to the increase in gross profits for 1995. Gross profit on fertilizer sales was $3.9 million higher for 1995 than in the first half of 1994. The increase in product gross profits was partially offset by a $12.4 million increase in selling and administrative expenses. The increase in expenses included $4.0 million for compensation costs resulting from additional headcount and normal wage increases. Equipment leasing, facility costs, and operating and maintenance expenses increased $2.1 million.

NITROGEN PRODUCTS

Nitrogen Products business revenues were $339.7 million in the first half of 1995 compared with $134.9 million in the first half of 1994. The acquisition of AMCI contributed revenues of $194.2 million. Excluding the acquisition, revenues increased $10.6 million compared with the 1994 first half. The increase in revenues during 1995 was the result of higher selling prices which averaged 34% above the

1994 average for the same period. Revenues were reduced approximately $25 million due to loss of Port Neal production from the December 1994 explosion.

Operating income for Nitrogen Products was $147.8 million compared with $23.8 million in the first six months of 1994. The AMCI acquisition accounted for $84.6 million of the increase. Excluding the acquisition, operating earnings increased $39.4 million due primarily to price increases of $36.0 million and lower gas costs of $8.0 million.

METHANOL

Methanol revenues were $113.6 million in 1995 compared with $2.6 million for the first six months of 1994. The acquisition of AMCI added $96.4 million to revenues while the remainder resulted primarily from increased sales volumes of methanol produced at the Corporation's Woodward manufacturing facilities which began methanol production in April 1994.

Methanol operating income for the 1995 first half was $53.5 million compared with $1.0 million in 1994. The AMCI acquisition contributed $43.4 million of the increase. Increased sales volumes from the Woodward plant added $4.9 million to operating earnings and higher average prices added another $3.6 million. Average realized prices, including the effect of the methanol hedge agreement (see Note 8 to the Consolidated Financial Statements), were $0.75 per gallon compared with $0.65 in 1994.

OTHER OPERATING EXPENSE - NET

Other operating expense was $3.3 million in the first half of 1995 compared with $4.1 million in 1994. The reduction to other expense is primarily related to reduced incentive compensation costs tied to the market value of the Corporation's stock.

INTEREST EXPENSE - NET

Net interest expense was $24.4 million in 1995 compared with $3.9 million in 1994. The higher expense is the result of additional debt issued and assumed in connection with the acquisition of AMCI.

INCOME TAXES

Income tax expense was recorded at an effective rate of 41.5% for the first six months of 1995 compared with 37.9% in the 1994 first half. The increased rate results from amortization of goodwill from the AMCI acquisition which is not deductible for tax purposes.


                        LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

The Corporation's primary uses for cash are to fund its working capital needs, make payments on its indebtedness and other obligations, make quarterly distributions to partners in the acquired nitrogen business, make quarterly dividends to stockholders and make capital expenditures. Its principal sources of funds are cash flow from operations and borrowings. The Corporation believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements for seasonal operating needs, minority distributions, debt repayments, capital expenditures and expansion strategies.

On March 27, 1995 the Corporation announced its offer to purchase the Senior Preference Units (SPUs) representing a 39.8% partnership interest in the Corporation's acquired nitrogen business for $30 per unit of TNCLP, or approximately $230 million. The Corporation and an independent committee of the Board of Directors of Terra Nitrogen Corporation ("TNC") designated to represent the holders of the SPUs were unable to reach an agreement on price and, on May 11, 1995, the Corporation withdrew its offer. On May 11, 1995, the Board of Directors of the Corporation approved an open market purchase program pursuant to which the Corporation may purchase up to five million SPUs from time to time at prices and in quantities determined by the Corporation's management. In late June, 125,000 units were acquired by the Corporation for $3.6 million. The Corporation issued $200 million of 10.5% Senior Notes in June, in part to fund the open market purchases. The Corporation recently announced that on September 1, 1995 it will prepay up to $190 million of outstanding long-term bank debt to the extent these funds are not used by that date to purchase SPUs. After the September reduction in long-term bank debt, the Corporation would finance any further purchases of SPUs in the open market with available cash or debt.

Cash used in operations for the 1995 first half totaled $27.1 million due to seasonal increases in accounts receivable balances and inventory. Cash and short-term investments increased $42.6 million principally the result of receipt of 10.5% Senior Note proceeds.

Cash used for acquisitions includes a $6.1 million payment as a final valuation for working capital balances purchased in connection with the Corporation's acquisition of AMCI and $6.1 million paid to acquire new locations for the Corporation's distribution network. Investments in plant and equipment totaled $77.0 million, including $53.1 million in connection with the Port Neal plant rebuild. The Corporation expects 1995 capital expenditures, exclusive of amounts to be recovered by insurance coverage, to approximate $70 million consisting of the expansion of service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities including approximately $30 million for expansion and design improvements at the Port Neal facility.

During the quarter, the Corporation distributed $1.14 per unit, or $8.7 million, to minority unitholders in the acquired nitrogen business and paid the Corporation's quarterly dividend of $0.02 per share which totaled $1.6 million. The Corporation announced a third quarter distribution of $1.73 per unit, or $13.0 million, to minority unitholders and an increase in its regular quarterly dividend to $0.03 per share, or $2.4 million, for the 1995 third quarter.

Cash balances at June 30, 1995 were $201.0 million of which $9.6 million is used to collateralize letters of credit supporting recorded liabilities. Cash balances together with cash generated from operations during the second half of 1995 is expected to be adequate to meet normal business requirements and pay down debt.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         On August 11, 1995, Terra Industries Inc. issued the press release contained in Exhibit 99.1 hereto, which is incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS

               10.1.15 Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan

               99.1     Terra Press Release dated August 11, 1995

         (b)   REPORTS ON FORM 8-K

               Current Report on Form 8-K dated May 11, 1995 reporting withdrawal of offer to acquire senior preference units of TNCLP and approval of open market purchase program authorizing the purchase of up to five million senior preference units.

               Amendment to Current Report on Form 8-K/A dated May 12, 1995 correcting certain information in the May 11 announcement.

               Current Report on Form 8-K dated July 17, 1995 reporting the cause of the explosion at the Port Neal facility.



                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TERRA INDUSTRIES INC.



Date: August 14, 1995                       /s/ Robert E. Thompson
                                            ----------------------
                                            Robert E. Thompson
                                            Vice President and Controller
                                             and a duly authorized signatory