Form 10-Q
period 1995-09-30
TERRA INDUSTRIES INC
filed 1995-11-13
CIK 722079

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                         ------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1995, the following shares of the registrant's stock were outstanding:

        Common Shares, without par value              81,178,202 shares


================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                       September 30,  December 31,  September 30,
                                                           1995           1994          1994
                                                       -------------  ------------  -------------
ASSETS
Cash and short-term investments                          $   93,447    $  158,384     $  21,681
Accounts receivable, less allowance for doubtful
 accounts of $11,481, $8,224 and $6,470                     407,113       157,026       264,485
Inventories                                                 344,587       332,952       244,918
Deferred tax asset -- current                                43,992        43,992        27,338
Other current assets                                         59,421        31,069        30,379
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        948,560       723,423       588,801
-------------------------------------------------------------------------------------------------
Equity and other investments                                 17,575        14,181        16,415
Property, plant and equipment, net                          667,180       552,843       124,828
Deferred tax asset -- non-current                               ---           ---         5,770
Excess of cost over net assets of acquired businesses       313,050       320,559        14,374
Partnership distribution reserve fund                        18,480        18,480           ---
Other assets                                                 55,491        58,484        22,039
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $2,020,336    $1,687,970     $ 772,227
=================================================================================================

LIABILITIES
Debt due within one year                                 $  107,172    $   67,658     $ 141,754
Accounts payable                                            248,789       181,050       156,325
Accrued and other liabilities                               164,354       200,774        96,277
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   520,315       449,482       394,356
-------------------------------------------------------------------------------------------------
Long-term debt                                              503,925       511,706        44,755
Deferred tax liability -- non-current                       117,583        84,246         3,989
Other liabilities                                           135,786        53,477        34,643
Minority interest                                           184,329       170,630           ---
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                         1,461,938     1,269,541       477,743
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
   outstanding 81,178, 80,965 and 70,889 shares             133,969       133,770       124,056
Paid-in capital                                             631,192       630,111       526,729
Cumulative translation adjustment                               191        (1,259)         (244)
Accumulated deficit                                        (206,954)     (344,193)     (356,057)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                  558,398       418,429       294,484
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $2,020,336    $1,687,970     $ 772,227
=================================================================================================

See accompanying Notes to the Consolidated Financial Statements.             2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)



                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                       ------------------------            ------------------------
                                                          1995          1994                  1995          1994
                                                       ----------    ----------            ----------    ----------
REVENUES
Net sales                                                $483,318      $281,431            $1,889,148    $1,340,906
Other income, net                                           8,947         6,474                50,126        24,755
-------------------------------------------------------------------------------------------------------------------
                                                          492,265       287,905             1,939,274     1,365,661
-------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                             357,143       240,968             1,419,252     1,141,267
Selling, general and administrative expense                64,956        47,494               196,737       154,112
Equity in earnings of unconsolidated affiliates            (2,602)       (2,792)               (3,860)       (2,828)
Interest income                                            (4,824)       (1,249)              (10,887)       (3,232)
Interest expense                                           17,797         2,485                48,240         8,326
Minority interest                                          10,660           ---                38,869           ---
-------------------------------------------------------------------------------------------------------------------
                                                          443,130       286,906             1,688,351     1,297,645
-------------------------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary items         49,135           999               250,923        68,016
Income tax provision                                       19,900           300               103,670        25,700
-------------------------------------------------------------------------------------------------------------------

Income before extraordinary items                          29,235           699               147,253        42,316
Extraordinary loss on early retirement of debt             (4,338)          ---                (4,338)       (2,614)
Cumulative effect of accounting changes                       ---           ---                   ---         3,376
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $ 24,897      $    699            $  142,915    $   43,078
===================================================================================================================

EARNINGS PER SHARE:
Income before extraordinary items                        $   0.36      $   0.01            $     1.81    $     0.60
Extraordinary loss on early retirement of debt              (0.05)          ---                 (0.05)        (0.04)
Cumulative effect of accounting changes                       ---           ---                   ---          0.05
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $   0.31      $   0.01            $     1.76    $     0.61
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              81,443        71,339                81,297        70,671
===================================================================================================================

CASH DIVIDENDS DECLARED PER SHARE                         $  0.03      $   0.02            $     0.07    $     0.06
===================================================================================================================


See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (in thousands)
                                  (unaudited)


                                                                         Cumulative
                                       Common           Paid-In         Translation        Accumulated
                                       Shares           Capital          Adjustment            Deficit           Total
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993         $122,257          $516,128             $  (488)        $ (394,917)       $242,980
    Stock incentive plan                  234             1,684                 ---                ---           1,918
    Exercise of stock options             834             3,741                 ---                ---           4,575
    Conversion of convertible
      debentures                          731             5,176                 ---                ---           5,907
    Translation adjustment                ---               ---                 244                ---             244
    Dividends                             ---               ---                 ---             (4,218)         (4,218)
    Net income                            ---               ---                 ---             43,078          43,078
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994         124,056          $526,729             $  (244)         $(356,057)       $294,484
========================================================================================================================



                                                                         Cumulative
                                       Common           Paid-In         Translation        Accumulated
                                       Shares           Capital          Adjustment            Deficit           Total
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994         $133,770          $630,111             $(1,259)         $(344,193)       $418,429
    Exercise of stock options             194             1,071                 ---                ---           1,265
    Translation adjustment                ---               ---               1,450                ---           1,450
    Stock incentive plan                    5                10                 ---                ---              15
    Dividends                             ---               ---                 ---             (5,676)         (5,676)
    Net income                            ---               ---                 ---            142,915         142,915
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995        $133,969          $631,192             $   191          $(206,954)       $558,398
========================================================================================================================


See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  1995           1994
                                                                              -----------    -------------
OPERATING ACTIVITIES
Net income                                                                      $ 142,915         $ 43,078
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                                                  49,263           13,857
    Income taxes                                                                   33,337           21,251
    Cumulative effect of accounting changes                                           ---           (3,376)
    Equity in earnings of unconsolidated affiliates                                (3,860)          (2,828)
    Minority interest in earnings                                                  38,869              ---
    Other non-cash items                                                            4,486            4,396
Changes in current assets and liabilities,
  excluding working capital purchased/sold:
    Accounts receivable                                                          (252,685)        (150,917)
    Inventories                                                                    (7,853)           1,407
    Other current assets                                                          (18,029)          (8,333)
    Accounts payable                                                               67,739           56,406
    Accrued and other liabilities                                                 (29,406)         (23,736)
Other                                                                             (36,664)          (1,472)
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (11,888)         (50,267)
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                                (12,185)         (27,505)
Purchase of property, plant and equipment                                        (125,763)         (25,553)
Discontinued operations                                                             5,242           (2,456)
Purchase of minority interest                                                     (28,837)             ---
Insurance proceeds from plant casualty                                             92,637              ---
Proceeds from investments                                                             577              573
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (68,329)         (54,941)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                                          53,175          132,118
Proceeds from issuance of long-term debt                                          200,000              ---
Principal payments on long-term debt                                             (225,111)         (68,399)
Stock issuance/repurchase net                                                       1,187            4,575
Distribution to minority interests                                                (26,957)             ---
Sale of subsidiary preferred stock to minority interests                           24,950              ---
Debt issuance costs                                                                (7,738)             ---
Loss on redemption of long-term debt                                                  ---           (2,533)
Dividends                                                                          (5,676)          (4,218)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          13,830           61,543
------------------------------------------------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term investments                          1,450              244
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and short-term investments                            (64,937)         (43,421)
Cash and short-term investments at beginning of period                            158,384           65,102
------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                $  93,447        $  21,681
========================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               5

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

3.   Inventories consisted of the following:

                                                           September 30,       December 31,       September 30,
          (in thousands)                                       1995                1994               1994
          ------------------------------------------------------------------------------------------------------
          Raw materials                                        $ 36,013           $ 38,988            $ 25,214
          Finished goods                                        308,574            293,964             219,704
          ------------------------------------------------------------------------------------------------------
          Total                                                $344,587           $332,952            $244,918
          ======================================================================================================

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

5. On October 20, 1994, the Corporation acquired Agricultural Minerals and Chemicals Inc. ("AMCI") for $400 million plus a working capital adjustment of $108 million. The Consolidated Statements of Operations include the operating results of AMCI subsequent to the acquisition. AMCI, through its subsidiaries, manufactured nitrogen-based fertilizers and industrial-use products and methanol. The subsidiaries controlled by the Corporation as a result of the AMCI acquisition include Terra Nitrogen Corporation ("TNC") and Beaumont Methanol, Limited Partnership ("BMLP"). As a result of the acquisition and subsequent open market purchases (see Note 9 to the Consolidated Financial Statements), the Corporation and its subsidiaries have an approximate 65% interest in Terra Nitrogen Company, L.P. ("TNCLP"), formerly Agricultural Minerals Company, L.P., which operates nitrogen products manufacturing facilities in Verdigris, Oklahoma and Blytheville, Arkansas through an investment in an operating partnership, Terra Nitrogen, Limited Partnership ("TNLP"), formerly Agricultural Minerals, Limited Partnership. BMLP operates a methanol production facility in Beaumont, Texas. The excess of purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 18 years which is estimated to be the average remaining useful life of the manufacturing plants acquired.

     To finance the acquisition of AMCI, the Corporation issued 9.7 million Common Shares for aggregate net proceeds of approximately $113 million, entered into credit arrangements to issue $310 million of long-term debt, and refinanced certain bank debt and credit lines of the Corporation, AMCI and AMCI's subsidiaries aggregating $260 million of which $152 million in borrowings were outstanding. The Corporation used $40 million of the new debt issue to refinance short-term bank debt. The credit agreement initially provided for a $175 million revolving line of credit for use by Terra International, Inc. and BMLP and a $50 million revolving line of credit for TNLP. As a result of the acquisition of

     AMCI, the Corporation also assumed AMCI's obligations under what is currently $158.8 million in aggregate principal of 10.75% Senior Notes due 2003.

     The following table represents unaudited pro forma summary results of operations as if the acquisition of AMCI had occurred at the beginning of 1994:

                                                           Three Months Ended          Nine Months Ended
       (in thousands, except per-share data)               September 30, 1994         September 30, 1994
-------------------------------------------------------------------------------------------------------------------
       Revenues                                                      $431,147                 $1,741,437
       Income before extraordinary items                             $ 28,244                 $   84,643
       Net income                                                    $ 28,244                 $   85,405
       Net income per share                                          $   0.35                 $     1.06
-------------------------------------------------------------------------------------------------------------------

     The pro forma operating results were adjusted to include depreciation of the fair value of capital assets acquired, based on estimated useful lives at the acquisition date, amortization of intangibles, reduction of incentive compensation expense for plans terminated at acquisition, interest expense on the acquisition borrowings, the issuance of common stock and the effect of income taxes.

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

6. BMLP entered into a methanol hedging agreement (the "Methanol Hedging Agreement") effective October 1994. Pursuant to the agreement, BMLP received $4 million in cash and agreed to make payments to the extent that average methanol prices exceed the sum of $0.65 per gallon plus 0.113 times the average spot price index, in cents per MMBtu for natural gas during the periods October 20, 1994 to December 31, 1995, calendar year 1996, and calendar year 1997. Payments are due five days after the end of each period. The quantities subject to the agreement for each of these periods are 155.5 million, 140 million and 130 million gallons, respectively. BMLP's methanol production facility has a capacity of 280 million gallons of methanol per year.

     The $4 million received pursuant to the Methanol Hedging Agreement is being recognized as income over the term of the agreement. Accruals for payments are recorded as a reduction of revenue. As of September 30, 1995, $8.4 million has been recorded as payable under the Methanol Hedging Agreement based on average prices, for the period October 20, 1994 through September 30, 1995. The actual amount that will be paid is dependent upon average methanol and natural gas prices during each of the periods.

7. On December 13, 1994 the Corporation's Port Neal facility in Iowa was extensively damaged by an explosion. As of the date of loss, insurance was in force to cover damage to the Corporation's property, business interruption and third party liability claims. The Corporation recognized a $7 million pre-tax charge against 1994 earnings to cover its aggregate expected unrecoverable expenses associated with the incident, including deductibles and uninsured costs. In September 1995, the Corporation transferred the Port Neal facility (including improvements as then in progress) and $1.3 million in cash to Port Neal Holdings Corp. ("PNH"). As a result, the Corporation indirectly owns 100% of the common stock of PNH (representing 75% of the voting rights of PNH). PNH was structured to finance and complete the reconstruction of the Port Neal facility through its wholly owned subsidiary, Port Neal Corporation ("PNC"). PNH issued to unrelated third parties $25 million of non-convertible preferred stock. The preferred stock represents 25% of the voting rights of PNH and accrues dividends at a floating rate commensurate with market interest rates. The Corporation accounts for the preferred stock as a minority interest. Various agreements between the Corporation and certain subsidiaries were entered into with PNH and/or PNC in connection with this series of transactions, including intercompany debt obligations and lease arrangements. The Corporation has received $125 million of insurance progress payments to cover property damage and business interruption to date.

8. The Corporation's natural gas procurement policy is to fix or cap the price of approximately 40-80% of its natural gas requirements for a 12-month period through various forward pricing techniques. Depending on market conditions, the Corporation may also fix or cap the price of natural gas for longer periods of time. The Corporation has entered into forward pricing positions for the purchase of natural gas amounting to approximately 72% of natural gas volumes for the next 12 months, approximately 44% of natural gas volumes for the 12-month period ending September 30, 1997 and approximately 19% of natural gas volumes for the 12-month period ending September 30, 1998. As a result of its policies, the Corporation has limited the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized losses from forward pricing positions totaled $13.8 million as of September 30, 1995.

9. In June 1995, the Corporation issued $200 million of 10.5% Senior Notes due June 15, 2005. Net proceeds of $29 million were used to acquire 974,900, or 12.8%, of the outstanding Senior Preference Units ("SPUs") of TNCLP. Remaining proceeds of $165.4 million were used in the 1995 third quarter to repay long-term bank debt. In connection with the early retirement of this debt, deferred financing costs have been written off and reported as an extraordinary loss of $4.3 million (net of $2.5 million income tax benefits).

     In March 1994, the Corporation redeemed $72.1 million of 8.5% Convertible Subordinated Debentures due 2012 at the required redemption price of 103.4% of par value. During the 20-day notice period, holders of $5.9 million chose to convert their debentures into Common Stock of the Corporation at the conversion price of $8.083 per Common Share. The Corporation issued 730,768 Common Shares and paid cash for fractional shares. The Corporation funded the redemption from available cash balances and short-term credit lines.

10. In March 1994, the Corporation entered into an agreement to sell its receivables. Under this agreement, which expires March 31, 1996, the Corporation may sell an undivided interest in a designated pool of its accounts receivable and receive up to $50 million in proceeds. Undivided interests in new receivables may be sold as collections reduce previously sold interests. The undivided interests are sold at a discount that is included in selling, general and administrative expenses in the Consolidated Statement of Operations. As of September 30, 1995, $50.0 million in proceeds had been received under this agreement.

11. The Corporation expects to recognize a substantial non-recurring gain, representing the difference between the property insurance settlement on the Port Neal facility with the Corporation's insurers and the carrying value of the facility at the time of the explosion. The non-recurring gain will be recorded when the amount of the property insurance settlement is finalized. The Corporation anticipates an insurance settlement during 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                 QUARTER ENDED SEPTEMBER 30, 1995 COMPARED WITH
                        QUARTER ENDED SEPTEMBER 30, 1994

CONSOLIDATED RESULTS

The Corporation reported net income of $24.9 million, or $0.31 per share, on revenues of $492.3 million for the third quarter of 1995 compared with net income of $0.7 million, or $0.01 per share, on revenues of $287.9 million in the third quarter of 1994. The third quarter results include an extraordinary loss of $4.3 million, or $0.05 per share, on early retirement of debt. The 1995 results include the operations formerly owned by Agricultural Minerals and Chemicals Inc. ("AMCI"), which was acquired by the Corporation on October 20, 1994. The AMCI acquisition added approximately $114.5 million to revenues and $36.7 million to income before taxes and extraordinary items during the 1995 third quarter. Excluding the impact of the acquisition, revenues increased $89.8 million, or 31%, and income before taxes and extraordinary items increased $11.4 million over the comparable quarter in 1994 primarily resulting from continued strength in nitrogen fertilizer prices and a carryover of second quarter sales into the third quarter due to wet weather and a delayed planting season.

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

Total revenues and operating income for the Corporation's three business segments for the three-month periods ended September 30, 1995 and 1994 were as follows:

                                                              Pro Forma
(in thousands) (unaudited)                         1995         1994          1994
------------------------------------------------------------------------------------------
REVENUES:
Distribution                                     $323,189     $237,720      $237,720
Nitrogen Products                                 137,272      116,236        46,067
Methanol                                           40,200       79,634         6,485
Other - net                                        (8,396)      (2,443)       (2,367)
------------------------------------------------------------------------------------------
                                                 $492,265     $431,147      $287,905
==========================================================================================
OPERATING INCOME:
Distribution                                     $  3,757     $ (1,580)     $ (1,580)
Nitrogen Products                                  53,007       22,112         2,242
Methanol                                           16,461       47,199         3,858
Other expense - net                                  (457)      (2,407)       (2,285)
------------------------------------------------------------------------------------------
     TOTAL FROM OPERATIONS                         72,768       65,324         2,235
Interest expense - net                            (12,973)     (10,784)       (1,236)
Minority interest                                 (10,660)      (7,739)          ---
------------------------------------------------------------------------------------------
     INCOME BEFORE TAXES AND
       EXTRAORDINARY ITEMS                       $ 49,135     $ 46,801      $    999
==========================================================================================


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

DISTRIBUTION

Distribution revenues of $323.2 million during the 1995 third quarter increased $85.5 million, or 36%, over 1994 revenues of the comparable quarter. The revenue increase relates primarily to higher selling prices for nitrogen fertilizers and a carryover of second quarter sales into the third quarter due to wet weather and a delayed planting season. Distributed fertilizer revenues were $7.2 million higher than in the third quarter of 1994. Higher wholesale fertilizer prices accounted for a $1.5 million increase in revenues, and higher retail fertilizer prices accounted for a $3.5 million increase in revenues. Chemical revenues were $71.2 million higher (a 38% increase) than in the same 1994 period due, in part, to a carryover of sales due to the delayed planting season and expansion of the distribution network. Seed and other sales and services increased $7.1 million as a result of expansion of the distribution network.

Operating income for the Distribution business totaled $3.8 million in the third quarter of 1995 compared with an operating loss of $1.6 million for the prior year quarter. Increased chemical margins accounted for a $3.1 million increase in gross profits and higher chemical sales revenue contributed a $10.5 million increase in gross profits. Income from fertilizer sales was $1.1 million higher in 1995 than for the same period in 1994. The increase was due to higher fertilizer selling prices as noted above and increased volumes. The operating income improvements were partially offset by an $11.9 million increase in selling and administrative expenses. The increase in expenses included $5.6 million for compensation costs resulting from additional personnel due to expansion of the distribution network. Equipment leasing increased $1.2 million, insurance expense increased $1.1 million and bad debt expense increased $1.7 million over the comparative 1994 quarter.

NITROGEN PRODUCTS

Revenues of the Nitrogen Products business increased $91.2 million for the third quarter of 1995 compared with the same period of 1994. The acquisition of AMCI contributed $85.5 million to the revenue increase. Excluding the effect of the acquisition, revenues increased $5.7 million, or 12%, from the prior year period. Average selling prices increased 14.7%, 26.5% and 10.4%, respectively, for ammonia, UAN solutions and urea products compared with the 1994 third quarter. Nitrogen Products revenues were reduced approximately $13.3 million due to the loss of production at the Port Neal nitrogen manufacturing plant from the December 1994 explosion. The plant's ammonia production facilities are expected to be operational in the fourth quarter of 1995, and upgrade production facilities are expected to be fully operational in the first half of 1996.

Operating income for Nitrogen Products was $53.0 million in the third quarter of 1995 compared with $2.2 million in the 1994 third quarter. The AMCI acquisition accounted for $32.3 million of the increase. Excluding the acquisition, operating earnings increased $18.5 million due primarily to higher nitrogen selling prices and lower manufacturing costs. Higher prices contributed $7.1 million to operating income improvement and reduced manufacturing costs added $8.6 million to operating income. The favorable manufacturing cost variance is due primarily to plant turnarounds and unscheduled repairs in the 1994 third quarter. The increased operating income was partially offset by increased costs for salaries and wages, and for operating and maintenance expenses. Income which would have been generated by the idled Port Neal nitrogen manufacturing plant is covered by business interruption insurance and is included in Nitrogen Products operating income.

METHANOL

The Corporation's Methanol business revenues were $40.2 million in the third quarter of 1995 compared with $6.5 million in the third quarter of 1994. The acquisition of AMCI added $35.9 million to revenues. Excluding the effect of the acquisition, revenues declined $2.2 million as lower sales prices more than offset increased sales volumes. Average realized prices, including the effect of the Methanol Hedging Agreement (see Note 6 to the Consolidated Financial Statements), were $0.62 per gallon compared with $1.09 per gallon in 1994.

Operating income for the segment was $16.5 million in the third quarter of 1995 compared with $3.9 million in the third quarter of 1994. The AMCI acquisition contributed $15.3 million of the increase. Increased sales volumes from the Woodward plant and lower natural gas costs were more than offset by the sharp decline in methanol selling prices.

OTHER OPERATING EXPENSE - NET

Other operating expense was $0.5 million in the 1995 third quarter compared with $2.3 million in the comparable 1994 period due partially to incentive compensation costs tied to the market value of the Corporation's stock recorded in the 1994 third quarter. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs.

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $13.0 million in the third quarter of 1995 compared with $1.2 million in the third quarter of 1994. The increase is primarily the result of assumption of $158.8 million in long-term debt and issuance of $270 million of additional debt, both in connection with the acquisition of AMCI. At the end of the 1995 second quarter, the Corporation issued $200 million of additional long-term Senior Notes. The net proceeds of the debt issue were used to finance open market purchases of Senior Preference Units of TNCLP, a majority-owned subsidiary of the Corporation, and to repay other long-term debt.


               NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1994

CONSOLIDATED RESULTS

The Corporation reported net income of $142.9 million, or $1.76 per share, on revenues of $1.94 billion for the first nine months of 1995 compared with net income of $43.1 million, or $0.61 per share, on revenues of $1.37 billion in the first nine months of 1994. The 1995 results include an extraordinary loss of $4.3 million, or $0.05 per share, on early retirement of debt. The AMCI acquisition added approximately $389.7 million to net revenue and $140.7 million to income before taxes and extraordinary items during the nine months ended September 30, 1995. Excluding the impact of the acquisition, revenues increased $183.9 million, or 13%, and income before taxes and extraordinary items increased $42.2 million, or 62%, over the comparable period in 1994 primarily resulting from improved selling prices for nitrogen products. Overall, operating income improvements are primarily attributable to higher prices for nitrogen products, combined with lower natural gas costs.

Total revenues and operating income for the Corporation's three business segments for the nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                                          Pro Forma
(in thousands) (unaudited)                                 1995              1994              1994
--------------------------------------------------------------------------------------------------------------
REVENUES:
Distribution                                            $1,336,736        $1,187,358        $1,187,358
Nitrogen Products                                          476,938           405,131           180,939
Methanol                                                   153,817           160,848             9,079
Other - net                                                (28,217)          (11,900)          (11,715)
--------------------------------------------------------------------------------------------------------------
                                                        $1,939,274        $1,741,437        $1,365,661
==============================================================================================================
OPERATING INCOME (LOSS):
Distribution                                            $   60,146        $   48,608        $   48,608
Nitrogen Products                                          200,769            83,453            25,953
Methanol                                                    69,993            73,364             4,952
Other expense - net                                         (3,763)           (6,640)           (6,403)
--------------------------------------------------------------------------------------------------------------
     TOTAL FROM OPERATIONS                                 327,145           198,785            73,110
Interest expense - net                                     (37,353)          (35,805)           (5,094)
Minority interest                                          (38,869)          (23,265)              ---
--------------------------------------------------------------------------------------------------------------
     INCOME BEFORE TAXES AND EXTRAORDINARY ITEMS        $  250,923        $  139,715        $   68,016
==============================================================================================================


The pro forma results of operations have been prepared on a comparable basis as discussed above for the nine-month period ended September 30, 1994. The pro forma financial data is presented for informational purposes only and are not necessarily indicative of the results that actually would have been obtained if the transactions had occurred on January 1, 1994. In addition, the pro forma results are not intended to be a projection of future operating results or trends.

DISTRIBUTION

Revenues for the Distribution business were $1.34 billion for the nine months ended September 30, 1995, or $149.4 million higher than 1994 revenues for the comparable period. The revenue increase is related to increased chemical revenues due to normal price increases and improved 1995 selling prices for
nitrogen fertilizers.   Chemical revenues were $92.1 million higher than in
1994. Distributed fertilizer revenues were $39.5 million higher (an increase of 16%) than in the first nine months of 1994. Higher wholesale fertilizer prices accounted for an $8.7 million increase in revenues, and higher retail fertilizer prices accounted for a $23.5 million increase in revenues. Seed and other sales and services increased $17.8 million primarily as a result of expansion of the distribution network.

Operating income for the Distribution business totaled $60.1 million in the 1995 period compared with $48.6 million for the prior year period. Increased margins on chemical sales contributed $11.8 million to the increase in gross profits and higher chemical sales revenue contributed an $11.5 million increase in gross profits. Gross profit on fertilizer sales was $5.6 million higher due to increased selling prices. The increase in product gross profits was partially offset by a $22.4 million increase in selling and administrative expenses. The increase in expenses included $10.5 million for compensation costs resulting from additional personnel due to expansion of the distribution network. Equipment leasing costs increased $3.1 million, maintenance expenses increased $1.5 million and bad debt expense increased $1.6 million.

NITROGEN PRODUCTS

Nitrogen Products business revenues were $476.9 million in the first nine months of 1995 compared with $180.9 million in the first nine months of 1994. The acquisition of AMCI contributed revenues of $279.8 million. Excluding the acquisition, revenues increased $16.2 million compared with the first nine months of 1994. The increase in revenues during 1995 was the result of higher selling prices. Average selling prices increased 34.9%, 26.9% and 8.6%, respectively, for ammonia, UAN solutions and urea products compared with the nine-month period in 1994. Revenues were reduced $38.2 million due to loss of the Port Neal nitrogen manufacturing plant, idled by the December 1994 explosion.

Operating income for Nitrogen Products was $200.8 million in the current period compared with $26.0 million in the first nine months of 1994. The AMCI acquisition accounted for $116.9 million of the increase. Excluding the acquisition, operating earnings increased $57.9 million due primarily to higher nitrogen selling prices and lower manufacturing costs. Higher prices contributed $43.9 million to operating income improvement and reduced manufacturing costs added $8.3 million to operating income. The favorable manufacturing cost variance is due primarily to plant turnarounds and unscheduled repairs in 1994. Lower natural gas costs also added to the increase in operating income. Average natural gas cost per MMBtu decreased more than 17% from the nine-month comparative period. Income which would have been generated by the idled Port Neal nitrogen manufacturing plant is covered by business interruption insurance and is included in Nitrogen Products operating income.

METHANOL

Methanol revenues were $153.8 million in the first nine months of 1995 compared with $9.1 million for the first nine months of 1994. The acquisition of AMCI added $132.3 million to revenues while the remaining $12.4 million increase resulted primarily from sales of methanol produced at the Corporation's Woodward manufacturing facilities which began methanol production in April 1994.

Methanol operating income for the nine months ended September 30, 1995 was $70.0 million compared with $5.0 million in the first nine months of 1994. The AMCI acquisition contributed $58.7 million of the increase. Increased sales volumes from the Woodward plant and lower natural gas costs were partially offset by declining methanol selling prices. Average realized prices, including the effect of the Methanol Hedge Agreement (see Note 6 to the Consolidated Financial Statements), were $0.71 per gallon compared with $0.80 per gallon in 1994.

OTHER OPERATING EXPENSE - NET

Other operating expense was $3.8 million in the first nine months of 1995 compared with $6.4 million in the first nine months of 1994. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs.

INTEREST EXPENSE - NET

Net interest expense was $37.4 million in the first nine months of 1995 compared with $5.1 million in the comparable 1994 period. The higher expense is primarily the result of additional debt issued and assumed in connection with the acquisition of AMCI.

INCOME TAXES

Income tax expense was recorded at an effective rate of 41.3% for the first nine months of 1995 compared with 37.8% for the same period in 1994. The increased rate results from amortization of goodwill from the AMCI acquisition which is not deductible for tax purposes.

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

On March 27, 1995 the Corporation announced its offer to purchase the Senior Preference Units ("SPUs") representing a 39.8% partnership interest in the Corporation's acquired nitrogen business. On May 11, 1995, the Board of Directors of the Corporation withdrew its offer and approved an open market purchase program pursuant to which the Corporation may purchase up to five million SPUs from time to time at prices and in quantities determined by the Corporation's management. As of September 30, 1995, 974,900 units were acquired by the Corporation for $28.8 million. The Corporation issued $200 million of 10.5% Senior Notes in June, in part to fund the open market purchases. On September 1, 1995, the Corporation used the remaining net proceeds to prepay $165.4 million of outstanding long-term bank debt. The Corporation will finance any further purchases of SPUs with available cash or debt.

Cash used in operations for the nine months ended September 30, 1995 totaled $11.9 million after allowing for seasonal increases in accounts receivable balances and inventory aggregating approximately $260.5 million. Cash and short-term investments decreased $64.9 million from year-end 1994 due primarily to investments in property, plant and equipment.

Cash used for acquisitions includes a $6.1 million payment as a final valuation for working capital balances purchased in connection with the Corporation's acquisition of AMCI and $6.1 million paid to acquire new locations for the Corporation's distribution network. Net investments in plant and equipment totaled $125.8 million, including $93.4 million in connection with the Port Neal facility rebuild. The Corporation expects 1995 capital expenditures, exclusive of amounts to be recovered by insurance coverage or funded by lease financing, to approximate $85 million consisting of the expansion of service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities including expansion and design improvements at the Port Neal facility and Courtright facility. The Corporation expects 1996 capital expenditures to include, among other things, additional Port Neal facility improvements.

During the quarter, the Corporation distributed $13.2 million to minority unitholders in the acquired nitrogen business and paid the Corporation's quarterly dividend of $0.03 per share which totaled $2.4 million. Recently, the Corporation announced its quarterly dividend of $0.03 per share, or $2.4 million, and quarterly distribution to minority unitholders of approximately $10 million, both payable in the 1995 fourth quarter.

Cash balances at September 30, 1995 were $93.4 million of which $8.9 million is used to collateralize letters of credit supporting recorded liabilities. Cash balances together with cash generated from operations and unused credit lines are expected to be adequate to meet normal business requirements and pay down debt.

The Corporation has a $175 million credit facility that is used to finance general working capital needs. As of September 30, 1995, $101.0 million of unused credit was available under the facility. Certain other subsidiaries have credit lines totaling $50.7 million, $50.4 million of which remained unused at September 30, 1995.

                           PART II. OTHER INFORMATION


  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

             (A)   EXHIBITS

                   4.1 Consent, Waiver and Amendment dated as of July 31, 1995 among Terra Capital, Inc., Terra Nitrogen, Limited Partnership, certain guarantors, the issuing banks and lenders named therein and Citibank, N.A., as agent.

             (B)   REPORTS ON FORM 8-K

                   None.

                                   SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TERRA INDUSTRIES INC.



  Date: November 10, 1995        /s/ Robert E. Thompson
                                 -----------------------------------------
                                 Robert E. Thompson
                                 Vice President and Controller
                                 and a duly authorized signatory