Form 10-K
period 1995-12-31
TERRA INDUSTRIES INC
filed 1996-03-19
CIK 722079

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number: 1-8520

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

      COMMON SHARES, WITHOUT PAR VALUE                  NEW YORK STOCK EXCHANGE
                                                         TORONTO STOCK EXCHANGE
       10-3/4% SENIOR NOTES DUE 2003                              N/A

       10-1/2% SENIOR NOTES DUE 2005                              N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                ______________

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at December 31, 1995, was approximately $545,400,000.

      On December 31, 1995, Registrant's outstanding voting stock consisted of 81,173,402 Common Shares, without par value.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1995. Certain information therein is incorporated by reference into Part I,
Part II and Part IV hereof.

Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 1996. Certain information therein is incorporated by reference into
Part III hereof.

                               TABLE OF CONTENTS


                                    PART I
                                    ------

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES....................................   1

ITEM 3.   LEGAL PROCEEDINGS................................................  11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  11

          EXECUTIVE OFFICERS OF THE COMPANY................................  12

                                    PART II
                                    -------

ITEM 5.   MARKET FOR TERRA INDUSTRIES' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS..............................................  13

ITEM 6.   SELECTED FINANCIAL DATA..........................................  13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................  13

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  14

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.............................................  14

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................  14

ITEM 11.  EXECUTIVE COMPENSATION...........................................  14

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  14

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  14

SIGNATURES.................................................................  20

INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS............... S-1


                                    PART I
                                    ------

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

  Terra Industries Inc., a Maryland corporation ("Terra" or the "Company"), conducts its ongoing operations in North America primarily through its subsidiaries. The Company's principal operating subsidiaries include Terra International, Inc., an indirect wholly owned subsidiary ("Terra International"), Terra International (Canada) Inc., a wholly owned subsidiary of Terra International ("Terra Canada"), Beaumont Methanol, Limited Partnership, an indirect wholly owned subsidiary ("BMLP"), Terra Nitrogen Corporation, an indirect wholly owned subsidiary ("TNC"), and Terra Nitrogen, Limited Partnership ("TNLP"). TNC is TNLP's sole general partner and owns, directly or indirectly, approximately 60% of TNLP. Approximately 5% of TNLP is indirectly owned by another wholly owned subsidiary of the Company and approximately 35% of TNLP is indirectly owned by other limited partners in the form of publicly traded Senior Preference Units of Terra Nitrogen Company, L.P. ("TNCLP"), the 99% limited partner of TNLP. Unless otherwise referred to herein or the context otherwise requires, references to the "Company" or "Terra" shall mean Terra Industries Inc., including, where the context so requires, its direct and indirect subsidiaries. The principal corporate office of the Company is located at Terra Centre, 600 Fourth Street, Sioux City, Iowa 51102-6000 and its telephone number is 712-277-1340.

GENERAL

  The Company is a leader in each of its three business segments: (i) the distribution of crop production products and services, (ii) the manufacture of nitrogen products and (iii) the manufacture of methanol. The Company owns and operates the largest independent farm service center network in North America and is the second largest supplier of crop production products in the United States. The Company is also the third largest producer of anhydrous ammonia and one of the two largest producers of nitrogen solutions in the United States and Canada. In addition, the Company is one of the largest U.S. manufacturers and marketers of methanol.

  The Company's distribution network serves the United States and eastern region of Canada and has grown over the last several years to include, as of December 31, 1995, approximately:

      . 380 farm service centers;

      . 90 fertilizer storage facilities; and

      . 890 affiliated dealer locations.

  The Company's production facilities are comprised of:

      . five nitrogen fertilizer plants, which are located in Oklahoma (the
         "Woodward Facility" and the "Verdigris Facility"), Iowa (the "Port Neal Facility"), Ontario, Canada (the "Courtright Facility") and Arkansas (the "Blytheville Facility");

      . a methanol production plant, which is located in Texas (the "Beaumont
        Facility") (the Woodward Facility also includes methanol production capacity);

      . a crop protection products formulation plant, which is located in Arkansas (the "Blytheville Formulation Facility"); and

      . seven additional liquid crop protection product formulation facilities.

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

  Products. The Company markets a comprehensive line of crop protection products (herbicides, insecticides, fungicides, adjuvants, plant growth regulators, defoliants, desiccants and other products), fertilizer (nitrogen, phosphates, potash and micronutrients) and seed.

  Although most crop protection products marketed by the Company are manufactured by unaffiliated suppliers, the Company also markets its own Riverside/(R)/ brand products. Riverside/(R)/ products represented approximately 15% of the Company's total crop protection product sales in 1995. As of December 31, 1995, the Riverside/(R)/ line includes approximately 145 products, of which seven were added in 1995, and consists of herbicides, insecticides, fungicides, adjuvants, seed treatments, plant growth regulators, defoliants and desiccants. The majority of Riverside/(R)/ products are formulated or packaged in facilities owned by the Company. The Riverside/(R)/ line includes several formulations produced exclusively by the Company, but does not include proprietary agricultural chemicals. Riverside/(R)/ products generally provide higher margins for the Company than products manufactured by unaffiliated suppliers. The sale of such products, however, involves additional indirect costs, including the cost of maintaining inventory, disposing of excess inventory and potentially greater liability for product defects. The Company possesses and processes the registrations required by the EPA for Riverside/(R)/ pesticide products.

  The Company markets several major seed brands and, in its United States marketing area, is one of the largest independent seed distributors. The Company focuses marketing efforts on its proprietary brand of corn hybrids, soybean, wheat and cotton seed varieties, which provide higher margins. These products represented approximately 14% of the Company's total seed sales in 1995. The Company also has maintained in the past few years an exclusive retail storefront marketing and distribution agreement for DEKALB brand seed in the Midwest, which accounted for approximately 9% of the Company's total 1995 seed sales.

  Services. In addition to selling products used to grow crops, the Company's farm service centers offer a wide variety of services to grower customers. These services include soil and plant tissue analysis, crop production program recommendations, custom blending of fertilizers, field application services, field inspections for pest control and crop program performance follow-up. The farm service centers utilize the Company's Ag Analytical Services laboratory in Elida, Ohio to analyze nutrient levels in soil and plant tissue samples. Analytical results are down-loaded to a mainframe computer located at the company headquarters in Sioux City, Iowa. These results are readily accessible to most farm center locations through computer terminal links to the mainframe. The results of these tests are used by the Company's proprietary CropMaster/R/ program to provide specific, localized soil fertility recommendations for specific crops on a field-by-field basis. Recommendations can be made for practically all crops grown in the Company's markets. The program also provides "least cost" nutrient blending formula recommendations, makes seed variety recommendations based on hybrid characteristics and other factors important to the individual grower, and maintains crop input records for grower customers. Terra has made a strong commitment to their customers by taking an active role in "precision agriculture". Precision agriculture utilizes technological advances which allow growers to view and treat individual, site-specific areas within their fields versus whole field applications, thus allowing for more efficient utilization of their input dollars. The Company has invested in hardware, software and people to meet the demand of Precision in Agriculture/TM/

  In connection with product sales to dealers, the Company provides warehousing and delivery services. For selected dealer customers, the Company offers a service package called MarketMaster/TM/. The package includes environmental and safety audits, business management and agronomic training courses, access to the Company's Ag Analytical Services laboratory, use of the CropMaster/R/ program and other services. The Company has 504 MarketMaster/TM/ dealer sites as of December 31, 1995.

  Marketing and Distribution. The Company markets its products primarily to agricultural customers, including both dealers and growers. For 1995, approximately 70% of the Company's distribution revenues were attributable to grower sales through farm service center locations and approximately 30% were attributable to sales to dealers.

  The Company also markets its products through its Professional Products/(R)/ group to non-farm customers, including turf growers, nurseries, golf courses, parks, athletic facilities and utility companies. The Company offers these customers herbicides, insecticides, fungicides, fertilizer, adjuvants, plant growth regulators, seed and agronomic services. The Professional Products/(R)/ personnel generally utilize the Company's farm service centers, for delivery, billing and other systems and services.

  The Company's distribution operations are organized into Northern and Southern Divisions, which include thirteen separate geographical regions. Field personnel receive regular training through Terra University/(R)/, a series of courses designed to develop skills in agronomy, management, sales, environmental responsibility, personal safety and field application. The field salespeople are supported by the Ag Analytical Services laboratory, a staff of technical service representatives and research stations where the efficacy of various crop protection products and the performance of numerous seed varieties are tested.

  Properties. The Company's farm service centers are located on a combination of owned and leased properties and a majority of the buildings and other improvements thereon are owned in fee. The leases have varying expiration dates through the year 2007.

  Product Formulations. The Company's Blytheville Formulation Facility formulates dry flowable ("DF") crop protection products and liquid crop protection products in separate production lines at the same location. DF formulations are dry, water-dispersible granules that are mixed with water before application. Because of their dry form, granules have several benefits compared with liquid formulations including: easier package disposal, easier cleanup of accidental spills, absence of toxic solvents, no fumes, less weight, less space required for storage, and no product loss from freezing temperatures or settling. The Blytheville Formulation Facility is one of thirteen plants in the U.S. and formulates seven DF products and nine liquid products. Approximately 65% of the plant's volume in 1995 was attributable to the Company's own Riverside/(R)/ brand product line. The Company has developed several DF formulations which are not available from any other producer or formulator. The Company has also developed DF formulations for a number of companies that contract all or portions of their production at the Blytheville Formulation Facility. The Blytheville Formulation Facility is owned in fee.

NITROGEN PRODUCTS

  Nitrogen is one of three primary nutrients essential for plant growth. Nitrogen fertilizer products must be reapplied each year in areas of extensive agricultural usage because of absorption by crops and leaching from the soil. There are currently no substitutes for nitrogen fertilizer in the cultivation of high-yield crops.

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

    Ammonia. Anhydrous ammonia is the simplest form of nitrogen fertilizer and is the feedstock for the production of most other nitrogen fertilizers, including urea and UAN. It is produced by natural gas reacting with steam and air at high temperatures and pressures in the presence of catalysts. It has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per pound of nitrogen. Ammonia has a distinctive odor and requires refrigeration or pressurization for transportation and storage.

    Urea. Urea is produced for both the feed and fertilizer market by converting ammonia into liquid urea, which can be turned into a solid form. Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. The Company produces both solid urea in the granulated form, generally for the fertilizer market, and urea liquor for feed supplements.

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

    UAN may be applied separately or may be mixed with various crop protection products, permitting the application of several materials simultaneously, and thus reducing energy and labor costs and accelerating field preparation for planting. In addition, UAN may be applied from ordinary tanks and trucks and can be sprayed or injected into the soil, or applied through irrigation systems, throughout the growing season. UAN is relatively expensive to transport and store because of its high water content. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread upon the surface but may be subject to volatilization losses. The use of conservation tilling, which reduces erosion, is increasing in the United States, and the Company believes this trend, if continued, should increase UAN demand.

    The Company's sales mix of its three principal nitrogen products (including TNLP on a pro forma basis) for the years ended December 31, 1995, 1994 and 1993 was approximately (based on tons sold):

                           1995          1994          1993
                           ----          ----          ----
          Ammonia           25%           25%           23%

          Urea              14%           16%           16%

          UAN               61%           59%           61%

    Plants. All of the Company's Facilities are integrated facilities for the production of ammonia, liquid urea and UAN and other nitrogen products. In addition, the Courtright Facility and Blytheville Facility produce solid urea. The total annual gross ammonia production capacity of the following nitrogen fertilizer facilities operated by the Company is currently 2.7 million short tons:


                                        Gross Annual
                                    Ammonia Production    Year when Terra first   Year facility
                                      Capacity (tons)     acquired interest           built
                                    --------------------  ---------------------   -------------
Port Neal Facility (Iowa)                       345,000             1965               1967 *

Woodward Facility (Oklahoma)                    390,000             1976               1978

Courtright Facility (Canada)                    480,000             1993               1966

Verdigris Facility (Oklahoma)                 1,050,000             1994
     First ammonia and UAN plant                                                       1975
     Second ammonia plant                                                              1977
     Second UAN plant                                                                  1979

Blytheville Facility (Arkansas)                 420,000             1994
     Ammonia plant                                                                     1967
     Urea plant                                                                        1975

 * This facility is being substantially rebuilt.

    Each of the Company's five fertilizer manufacturing facilities is designed to operate continuously, except for planned biennial shutdowns for maintenance and installation of efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on stream factors) of the Company's fertilizer manufacturing facilities for the years ended December 31, 1995, 1994 and 1993, in the aggregate, was approximately 97%, 95%, and 102%, respectively.

    The Port Neal Facility was the site of a major explosion on December 13, 1994. An investigative committee formed by the Company, which included independent experts, determined that the explosion was primarily caused by a defect in the design of the nitric acid sparger in the neutralizer vessel of the ammonium nitrate plant at the Port Neal Facility. The Company undertook to repair the facility and began producing ammonia again at the Port Neal Facility in late December 1995. The Company expects the urea and nitrogen solution upgrading facilities to be fully operational in the second quarter of 1996. Property damage and business interruption insurance payments received thus far have been used to finance, in part, the plant repair and to recover lost profits. The Company is in discussions with its insurers as to additional insurance proceeds to which the Company believes it should be entitled. In the meantime, the Company expects to continue to receive interim progress payments from its insurers. Terra has invested additional funds for other enhancements and improvements at the Port Neal Facility.

    The Company owns in fee the real estate on which the Port Neal Facility is located and has a 75% ownership interest in the related improvements after transfering the improvements in September 1995 to a subsidiary that was structured to finance and complete the reconstruction of such facility.

    The Courtright Facility's liquid urea and granulation capacities are increasing as a result of a plant upgrade project expected to be completed in 1996. Part of the liquid urea upgrade has been operating since late 1995. The upgrade project will enable the replacement of up to 65,000 tons of annual ammonia sales with urea and UAN sales. The final project cost is expected to be approximately $32 million, funded principally through lease financing.

    The lease financing agreement for the Courtright Facility expires in April 1997 and requires annual lease payments. The Company has a purchase option during the term of the lease and at expiration for approximately $72 million
(Cdn). If, at the end of the lease term, the purchase option is not exercised, the Company must pay to the lessor approximately $61 million (Cdn), subject to reimbursement based on the proceeds realized upon the sale of the facility by the lessor.

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

    The Blytheville Facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN solution plant. The UAN plant began production in late 1994. The ammonia plant at the Blytheville Facility is leased from the City of Blytheville at a nominal annual rental. The lease term is scheduled to expire in November 1999, and TNLP has the option to extend the lease for twelve successive terms of five years each at the same rental rate. TNLP has the unconditional right to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The lease is scheduled to expire in November 1999, and TNLP has the option to renew the lease for four successive periods of five years each at a nominal annual rental. TNLP also has an option to purchase the property for a nominal price.

    The Woodward Facility is owned in fee.

    Marketing and Distribution. The Company's principal customers for its manufactured nitrogen products are large independent dealers, national retail chains, cooperatives and industrial customers. Industrial customers accounted for approximately 18% of the Company's total sales of its manufactured nitrogen products. In 1995, approximately 8% of the Company's fertilizer production was supplied to its farm service center locations for sale to growers, while the rest was sold to outside customers. In 1995, no outside customer accounted for greater than 10% of total manufactured nitrogen fertilizer sales.

    The Company has production facilities and significant storage capacity throughout the Midwestern U.S. and in other major fertilizer consuming regions which allow it to be a major supplier of nitrogen fertilizers.

METHANOL

    The Company substantially increased its participation in the methanol industry in October 1994 with the acquisition of the Beaumont Facility as part of the acquisition of AMCI. The Company has approximately 320 million gallons of annual methanol production capacity, representing approximately 15% of the total United States rated capacity in production at the end of 1995.

    Product. Methanol is a liquid petrochemical made primarily from natural gas. It is used as a feedstock in the production of other chemical products such as formaldehyde, acetic acid and chemicals used in the building products industry. Methanol is also used as a feedstock in the production of MTBE, an oxygenate used as an additive in reformulated gasoline and an octane enhancer used in non-reformulated gasoline. Reformulated gasoline has lower volatility and is less aromatic than non-reformulated gasoline. The methanol manufacturing process involves heating the natural gas feedstock, mixing it with steam and passing it over a nickel-based catalyst, which breaks it down into carbon monoxide, carbon dioxide and hydrogen. This reformed gas is then cooled, compressed and passed over a copper-zinc based catalyst to produce crude methanol. Crude methanol consists of approximately 80% methanol and 20% water. In order to convert it to high-purity chemical grade methanol suitable for sale, the crude methanol is distilled to remove the water and other impurities.

    Plants. During the first half of 1994, the Company completed the capital improvements necessary for optional production of methanol instead of ammonia for about 30% of the Woodward Facility's ammonia capacity. The design of the Woodward Facility enabled this conversion to be accomplished for approximately $16 million of capital spending, which the Company believes is approximately half the capital cost required to convert most other ammonia plants to methanol production. The Company has approximately 40 million gallons of annual methanol capacity at the Woodward Facility. This facility is owned by the Company in fee.

    The Beaumont Facility is the largest methanol production plant in the United States, with approximately 280 million gallons of annual methanol capacity. The plant and processing equipment at the Beaumont Facility are owned by BMLP, and the land is leased from E.I. du Pont de Nemours and Company ("DuPont"), for a nominal annual rental under a lease agreement which expires in 2090. Because the Beaumont Facility is entirely contained in a complex owned and operated by DuPont (the ''Beaumont Complex''), BMLP depends on DuPont for access to the Beaumont Facility. BMLP also relies on DuPont for access and certain essential services relating to the wharf located at the Beaumont Complex through which most of the finished methanol product is shipped to customers, and the pipelines used to transport methanol and to obtain natural gas, as well as for certain utilities and waste water treatment facilities and other essential services.

    Marketing and Distribution. Effective February 2, 1995, BMLP terminated a marketing services agreement pursuant to which the marketing of methanol from the Beaumont Facility had been conducted for over a year on an exclusive basis by Trammochem, a division of Transammonia, Inc. The services provided by Trammochem included analysis of market conditions for methanol, marketing and sales on a contract basis and sales on a spot basis, arrangement of transportation of methanol to customers and customer relations activities. BMLP retained responsibility for the invoicing and collection of payments from customers and for loading transportation equipment in accordance with customer requirements. BMLP paid Trammochem a fee based on the Beaumont Facility's earnings and sales. Company employees have assumed all functions previously provided by Trammochem.

    Methanol customers are primarily large chemical or MTBE producers located in the United States; however, some sales have been made to customers in Central and South America.

    Methanol Contracts. BMLP has a number of long-term methanol sales contracts, the most significant of which is with DuPont. In 1995, BMLP sold approximately 60% of its production under such contracts. For 1996, BMLP has contracted to sell approximately 75% of its production at prices indexed to published sources. Most of the these sales contracts (other than the DuPont Contract) cover fixed volumes and have terms of up to three years.

    Under the DuPont contract, as amended, DuPont has agreed to purchase 108 million gallons of methanol through 1997 and 54 million gallons of methanol each year thereafter until 2001 (representing 39% and 19%, respectively, of the Beaumont Facility capacity). The price for the methanol delivered under the DuPont contract is generally indexed to a published source. The DuPont contract will continue in effect after the initial term unless terminated by either party on two year's notice.

  Under a methanol hedging agreement, BMLP received a $4 million lump sum payment in exchange for agreeing to make payments based on the market prices of methanol and natural gas for the periods October 20, 1994 to December 31, 1995, calendar year 1996 and calendar year 1997. Payments are generally due five business days after the end of the applicable period. No payment was due for the initial period. BMLP will be required to make additional payments under the methanol hedging agreement if methanol prices are high relative to natural gas prices as compared with historical price levels. Through the Beaumont Facility and the Company's other methanol production capabilities, the Company will benefit from such market price differences at any time it is required to make payments under such agreement. As a result of making such payments, however, BMLP will not benefit fully from increases in the price of methanol during the term of the methanol hedging agreement.

CREDIT

    A substantial portion of the Company's sales to its grower and dealer customers is made on credit terms customary in the industry. The Company also maintains a grower financing program to provide secured, interest-bearing financing to qualified grower customers for their operating and crop input requirements on extended payment terms. The Company provided approximately $65 million in 1994 and $88 million in 1995 in credit lines to grower customers under this program. Although there is additional credit risk associated with the grower finance program, it is mitigated through a well defined application, screening and approval process. The Company has not experienced and does not expect to experience significant bad debts in its grower finance program.

SEASONALITY AND VOLATILITY

    The agricultural crop production products business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. Inventory accumulations are financed by suppliers or short-term borrowings, which are retired with the proceeds of the sales of such inventory. In times of lower demand, the Company can reduce purchases of crop inputs for the distribution portion of its business, thereby decreasing inventory carrying costs. In the past, over half of the Company's sales generally occurred during the second quarter of each year. This seasonality also generally results in higher fertilizer prices during peak periods, with prices typically reaching their highest point in the spring, decreasing in the summer, increasing in the fall (as depleted inventories are restored) through the spring.

    The agricultural crop production products business can also be volatile as a result of a number of other factors, the most important of which, for U.S. markets, are weather patterns and field conditions (particularly during periods of high fertilizer consumption), quantities of fertilizers imported to and exported from North America, current and projected grain inventories and prices, and the U.S. government's agricultural policy. Among the governmental policies that influence the markets for fertilizer are those directly or indirectly influencing the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices. Because of these factors which are outside of the Company's control, there can be no assurance that the relatively high nitrogen fertilizer price levels achieved in 1995 will continue.

    As with any commodity chemical, the price of methanol can be volatile. The industry has experienced cycles of oversupply, resulting in depressed prices and idled capacity, followed by periods of shortage and rapidly rising prices. Methanol prices by mid-1995 returned to historical levels after reaching uncharacteristically high prices in late 1994 and early 1995. During 1994, several factors combined to create a tight market and dramatically increased prices: increased world demand for methanol, a large number of plant shutdowns and turnarounds in the industry and the phase-in of federally mandated standards for reformulated gasoline. In part, future demand for methanol will depend on the regulatory environment with respect to reformulated gasoline. Most methanol sold in the U.S. is sold pursuant to long-term contracts based on market index pricing and a fixed volume.

RAW MATERIALS

    The principal raw material used to produce nitrogen fertilizer and methanol is natural gas. The Company estimates that natural gas costs comprised nearly 50% of the total costs and expenses associated with the Company's manufactured fertilizer operations in 1995. The Company estimates that the purchase and transportation of natural gas represents over 50% of the costs and expenses associated with its methanol operations. A significant increase in the price of natural gas that could not be recovered through an increase in nitrogen fertilizer or methanol prices could have a material adverse effect on the Company's profitability and cash flow. The Company's natural gas procurement policy is to effectively fix or cap the price of approximately 40% to 80% of its natural gas requirements for the upcoming 12 months using supply contracts, financial derivatives and other forward pricing techniques. Depending on market conditions, the Company may also effectively fix or cap the price for a portion of its natural gas requirements for longer periods of time. In the first quarter of 1995, the Company extended its forward pricing positions for natural gas due to the decline in natural gas prices and favorable outlook for its manufactured products. The settlement dates are scheduled to coincide with gas purchases during such future periods. The Company believes that there is sufficient supply to allow stable costs for the foreseeable future and has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. As of December 31, 1995, the Company had effectively fixed or capped prices for approximately 78% of its natural gas requirements for 1996 and 46% for 1997. Liquidation of these open financial derivatives based on December 31, 1995 market prices would have resulted in an unrealized gain of $14.9 million. Realized gains on closed contracts of $11.4 million relating to future periods have been deferred as of December 31, 1995.

    Reliable sources for supply of crop inputs at competitive prices are critical to the distribution portion of the Company's business. The Company's sources for fertilizer, agricultural chemicals and seed are typically manufacturers of the products without an internal capability to distribute products to the North American grower.

TRANSPORTATION

    The Company uses several modes of transportation to receive and distribute products to customers and its own locations, including railroad cars, common carrier trucks, barges, common carrier pipelines and Company-owned or leased vehicles. The Company utilizes approximately 90 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in numerous states and in Ontario, Canada. The Company also has varying amounts of warehouse space at each of its farm service centers and has one methanol storage facility in Beaumont, Texas.

    Through Terra Express, Inc. ("Terra Express"), a wholly owned truck transportation subsidiary of Terra International, the Company provides transportation services to its own facilities and customers as a contract carrier. Terra Express uses approximately 72 owner-operators and 15 Company drivers to deliver fertilizer, crop protection products, seed, feed ingredients and other products to its own facilities and customers. At its manufacturing facilities, Blytheville Formulation Facility and liquid fertilizer storage locations, the Company utilizes railcars as the major method of transportation. The Company leases approximately 1,800 railcars and owns ten nitric acid railcars.

    The Company transports purchased natural gas for the Woodward Facility and the Verdigris Facility through an intrastate pipeline that is not an open access carrier; however, the Company is able to transport gas supplies from any in-state source connected to the widespread pipeline system, and has limited access to supplies outside the state. For the Beaumont Facility, the Company transports products primarily by marine transport via the Neches River to the Intercoastal Canal and the Gulf of Mexico and via pipeline to selected customers. Access to the wharf and the pipeline used at the Beaumont Facility is provided through agreements with DuPont. The Courtright Facility utilizes local gas storage service provided by a local utility, and purchased gas is transported from western Canada through the TransCanada Pipeline under various delivery contracts. The Company transports purchased natural gas for the Blytheville Facility through a natural gas pipeline company under an agreement that extends through September 1998. Purchased natural gas is transported to the Port Neal Facility via an interstate pipeline operating as an open access natural gas transporter. Under a Federal Energy Regulatory Commission order, the Company maintains facilities for direct access to its interstate pipeline shipper; however, the Company has retained its alternative connection to a local utility service to preserve some flexibility.

RESEARCH AND DEVELOPMENT

    The Company owns and operates a 70-acre agronomy research station near its Port Neal Facility for program development and product testing, and routinely conducts product evaluation and testing on property leased from others and with growers and universities. The Company also develops DF and other chemical formulations for its Riverside/(R)/ product line and for basic chemical products at its Blytheville Formulation Facility.

COMPETITION

    The market for the fertilizer, crop protection products and seed distributed by the Company is highly competitive. In 1995, sales attributable to the Company's farm service centers accounted for roughly 5% of total crop production products sold in the U.S. Within the specific market areas served by its farm service centers, however, the Company's share of the market was substantially higher in most instances. The Company's competitors include cooperatives, divisions of diversified agribusiness companies, regional distributors and independent dealers, some of which have substantially greater financial and other resources than the Company. The Company competes in its Distribution business primarily by providing a comprehensive line of products and what the Company believes to be superior services to growers and dealers, as well as on price.

    Nitrogen fertilizer is a global commodity and the Company's customers include end-users, dealers and other fertilizer producers. Customers base their purchasing decisions principally on the delivered price and availability of the product. The Company competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some of the Company's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than the Company. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies. The Company believes that it competes with other manufacturers of nitrogen fertilizer on delivery terms and availability of products, as well as on price.

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

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

    The Company's operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Terra Canada's operations are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. The Company is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, the Company may be responsible under CERCLA or analogous state laws for all or part of the costs of such investigation and remediation.

    Terra International has been designated as a potentially responsible party ("PRP") under CERCLA and its state analogues with respect to various sites. Under such laws, all PRPs may be held jointly and severally liable for the costs of investigation and remediation of an environmentally damaged site regardless of fault or legality of original disposal. After consideration of such factors as the number and levels of financial responsibility of other PRPs, the existence of contractual indemnities, the availability of defenses and the speculative nature of the costs involved, the Company's management believes that its liability with respect to these matters will not be material.

    Certain state regulatory agencies have enacted requirements to provide secondary containment for crop protection product storage facilities present at the Company's farm service centers and terminals. It is expected that other states will adopt similar requirements pursuant to federal mandate. The Company has commenced construction of these facilities at its farm service centers and terminals, and estimates that the future cost of complying with these regulations in 1996 and beyond will be approximately $6 million.

    With respect to the Verdigris Facility and Blytheville Facility, Freeport-McMoRan Resource Partners, Limited Partnership ("FMRP") (a former owner and operator of such facilities) retains liability for certain environmental matters. With respect to the Beaumont Facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to the 1991 disposition by DuPont. The Company does not believe that such environmental costs and liabilities, whether or not retained by FMRP or DuPont, will have a material effect on the Company's financial condition or results of operations.

    Insulation and other construction or building materials at certain Company plants contain asbestos. Over 400 suits have been filed by contractors' employees against DuPont based on exposure to asbestos-containing material at the complex in which the Beaumont Facility is located. At least nine of these are directly related to the Beaumont Facility. An estimate of potential liability associated with these suits is not available. DuPont retains responsibility for all claims based on exposure to hazardous materials, including asbestos, occurring prior to the 1991 disposition by DuPont. Although no suit relating to asbestos exposure has been filed against the Company to date, the possibility exists that liability could be incurred in the future for claims based on exposure to asbestos-containing material after such acquisition.

    The Company may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act and Clean Water Act requirements. These equipment requirements are also typically applicable to competitors as well. The Company estimates that the cost of complying with these requirements will total approximately $11 million to $13 million through 1997.

    The Company endeavors to comply (and has incurred substantial costs in connection with such compliance) in all material respects with applicable environmental, safety and health regulations. The Company does not expect its continued compliance with such regulations to have a material adverse effect on its earnings or competitive position.


EMPLOYEES

    The Company had approximately 3,500 full-time employees at December 31, 1995, none of whom were covered by a collective bargaining agreement. The Company also hires temporary employees on a seasonal basis, and hired approximately 1,600 temporary employees during its spring selling season in 1995.

ITEM 3.  LEGAL PROCEEDINGS.

    Various legal proceedings are pending against the Company and its subsidiaries. Management of the Company considers that the aggregate liability resulting from these proceedings will not be material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote of security holders of the Company during the fourth quarter of 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

                                           Present positions and offices with the Company
       Name and age                     and principal occupations during the past five years
       -----------                      ----------------------------------------------------
Michael L. Bennett (42)     President of Terra Distribution Division since November 1995; Senior Vice
                            President of Terra since February 1995; Senior Vice President, Distribution of Terra International since October 1994; Vice President, Northern
                            Division thereof from January 1992 to October 1994; Vice President,
                            Wholesale Fertilizer Division thereof from January 1990 to January 1992.

John S. Burchfield (55)     Vice President, Human Resources of Terra since March 1992; Vice
                            President, Human Resources of AON Corporation from January 1989 to
                            November 1991.

Lawrence S. Hlobik (51)     President of Terra Nitrogen Division and Senior Vice President of Terra
                            since February 1996; Senior Vice President, Marketing of Terra Nitrogen
                            Corporation from February 1995 to February 1996; Vice President,
                            Marketing of Arcadian Corporation from 1989 to February 1995.

Burton M. Joyce (54)        President and Chief Executive Officer of Terra since May 1991; Executive
                            Vice President and Chief Operating Officer thereof from February 1988 to
                            May 1991.

Francis G. Meyer (44)       Senior Vice President and Chief Financial Officer of Terra since November
                            1995; Vice President and Chief Financial Officer of Terra from November
                            1993 to November 1995; Controller thereof from August 1991 to
                            November 1993; Vice President, Controller of Terra International from
                            June 1986 to August 1991.

Paula C. Norton (50)        Vice President, Corporate and Investor Relations of Terra since February
                            1995; Director, Corporate Relations of Terra from January 1993 to
                            February 1995; Director, Corporate Communication of Universal Foods
                            Corp. prior thereto.

Reuben F. Richards (66)     Chairman of the Board of Terra since December 1982; Chief Executive
                            Officer thereof from December 1982 to May 1991 and President thereof from July 1983 to May 1991; Director of Engelhard Corporation since prior to 1990 and Chairman of the Board thereof from May 1985 to
                            December 1994; Chairman of the Board of Minorco USA since May 1990 and Chief Executive Officer and President thereof since February 1994.

                                           Present positions and offices with the Company
       Name and age                     and principal occupations during the past five years
       -----------                      ----------------------------------------------------
W. Mark Rosenbury (48)      Vice President, Business Development and Strategic Planning of Terra
                            since November 1995; President of Terra Nitrogen Corporation from
                            November 1994 to February 1996; Executive Vice President of Terra  from
                            November 1993 to November 1995; Chief Operating Officer thereof from
                            November 1993 to November 1994; Vice President and Chief Financial
                            Officer thereof from August 1991 to November 1993; Vice President and
                            Corporate Controller thereof from January 1987 to August 1991.

Robert E. Thompson (44)     Vice President, Controller of Terra since November 1994; Vice President,
                            Finance and Controller of Ameritech Custom Business Services from April
                            1993 to June 1994; Controller of Ameritech Services, Inc. from October
                            1990 to April 1993; Controller of Ameritech Applied Technologies prior thereto.

George H. Valentine (47)    Senior Vice President, General Counsel and Corporate Secretary of Terra
                            since November 1995; Vice President, General Counsel and Corporate
                            Secretary of Terra from November 1993 to November 1995; Assistant
                            General Counsel of Household International, Inc. from February 1986 to
                            November 1993.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    Information with respect to the market for the Company's common equity and related stockholder matters contained in Terra's 1995 Annual Report to Stockholders under the captions "Quarterly Financial and Stock Market Data (Unaudited)" and "Stockholders and Dividends" is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    Information with respect to selected financial data contained in Terra's 1995 Annual Report to Stockholders under the caption "Financial Summary" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Information with respect to management's discussion and analysis of financial condition and results of operations contained in Terra's 1995 Annual Report to Stockholders under the caption "Financial Review" is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements, together with the notes thereto and the report of independent auditors thereon, and the information set forth under the caption "Quarterly Financial and Stock Market Data (Unaudited)" contained in Terra's 1995 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    Information with respect to directors of the Company under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 30, 1996, is incorporated herein by reference. Information with respect to executive officers who are not also directors of the Company appears under the caption "Executive Officers of the Company" in Part I hereof and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information with respect to executive compensation under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 30, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 30, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 30, 1996, is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     1. Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Terra's 1995 Annual Report to Stockholders).

         Consolidated Statements of Financial Position at December 31, 1995 and 1994.

         Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

         Notes to the Consolidated Financial Statements.

         Independent Auditors' Report.

         Quarterly Production Data (Unaudited).

         Quarterly Financial and Stock Market Data (Unaudited).

         Revenues.

         Stockholders and Dividends.

         Volumes and Prices (Unaudited).

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

     7. Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992.

     8. Restricted Stock Agreement of Burton M. Joyce dated May 1, 1991, filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1992.

     9. Terra Industries Supplemental Deferred Compensation Plan effective as of December 20, 1993, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993.

     10. Amendment No. 1 to the Terra Industries Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-Q for the quarter ended September 30, 1995.

     11. 1995 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1994.

     12. 1996 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1995.

(c)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 1995.

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

4.1 Indenture dated as of October 15, 1993 among Terra Industries (as successor by merger to Agricultural Minerals and Chemicals Inc.) and Society National Bank, including form of Senior Note, filed as Exhibit
        99.2 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

4.2 Indenture, dated as of June 22, 1995 between the Company and First Trust National Association, as trustee, including form of Exchange Note, filed as Exhibit 4.1 to Terra Industries' Registration Statement on Form S-4, as amended (File No. 33-60853), is incorporated herein by reference.

4.3 Amended and Restated Credit Agreement dated as of December 14, 1995 among Terra Industries Inc., Terra Capital, Inc., Terra Nitrogen, Limited Partnership, Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A. without exhibits or schedules.

         Other instruments defining the rights of holders of long-term debt of Terra Industries and its subsidiaries are not being filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Terra Industries and its subsidiaries on a consolidated basis. Terra Industries agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

10.1.7 Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.8 Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.1.9 Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.10 Restricted Stock Agreement of Burton M. Joyce dated May 1, 1991, filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.11 1995 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

10.1.12 1996 Incentive Award Program for Officers and Key Executives of Terra Industries.

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

10.4 Asset and Share Purchase Agreement, dated as of April 8, 1993, by and between Terra International, Inc., Terra International (Canada) Inc. and ICI Canada Inc., filed as Exhibit A to Terra Industries' Form 8-K dated April 8, 1993, is incorporated herein by reference.

10.5 Asset Purchase Agreement, dated as of December 30, 1993, by and between Terra International, Inc., The Upjohn Company and Asgrow Florida Company, filed as Exhibit A to Terra Industries' Form 8-K dated December 31, 1993, is incorporated herein by reference.

10.6 Merger Agreement dated as of August 8, 1994 among Terra Industries Inc., AMCI Acquisition Corp. and Agricultural Minerals and Chemicals Inc. without exhibits or schedules, filed as Exhibit 2 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.7 Methanol Hedging Agreement among BMLP (as successor by merger to Beaumont Methanol Corporation) and The Morgan Stanley Leveraged Equity Fund II, L.P. as Counterparty, form of which filed as Exhibit 99.1 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.8 Agreement of Limited Partnership of TNCLP (formerly known as Agricultural Minerals Company, L.P.) dated as of December 4, 1991, filed as Exhibit 99.3 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.9 Agreement of Limited Partnership of TNLP (formerly known as Agricultural Minerals, Limited Partnership) dated as of December 4, 1991, filed as Exhibit 99.4 to Terra Industries' Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.10 General and Administrative Services Agreement Regarding Services by Terra Industries Inc., filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.11 General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation, filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1995.

21       Subsidiaries of Terra Industries.

24       Powers of Attorney.

27       Financial Data Schedule. [EDGAR filing only]

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TERRA INDUSTRIES INC.


                          By: /S/Francis G.  Meyer
                              -------------------------------------------------
                              Francis G. Meyer
                              Senior Vice President and Chief Financial Officer


Date: March 15, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                                                  Date
---------                           -----                                                  ----

*                                   Chairman of the Board                                  March 15, 1996
--------------------------
Reuben F. Richards

*                                   Chief Executive Officer, President                     March 15, 1996
--------------------------          and Director
Burton M. Joyce                     (Principal Executive Officer)

*                                   Senior Vice President and Chief Financial Officer      March 15, 1996
--------------------------          (Principal Financial Officer)
Francis G. Meyer


*                                   Vice President, Controller                             March 15, 1996
--------------------------          (Principal Accounting Officer)
Robert E. Thompson


*                                   Director                                               March 15, 1996
--------------------------
Edward G. Beimfohr


*                                   Director                                               March 15, 1996
--------------------------
Carol L. Brookins


*                                   Director                                               March 15, 1996
--------------------------
Edward M. Carson


*                                   Director                                               March 15, 1996
--------------------------
David E. Fisher


*                                   Director                                               March 15, 1996
--------------------------
Basil T.A. Hone


*                                   Director                                               March 15, 1996
--------------------------
Anthony W. Lea


*                                   Director                                               March 15, 1996
--------------------------
William R. Loomis, Jr.


*                                   Director                                               March 15, 1996
--------------------------
John R. Norton III


*                                   Director                                               March 15, 1996
--------------------------
Henry R. Slack


*By: /S/George H. Valentine
     -----------------------
     George H. Valentine
     Attorney-in-Fact

          INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS
          ------------------------------------------------------------

                                                                           Page
                                                                           ----

Report of Deloitte & Touche LLP on Financial Statement Schedules..........  S-2

Consent of Deloitte & Touche LLP..........................................  S-2

Schedule No.
------------

        I       Condensed Financial Information of Registrant.............  S-3

        II      Valuation and Qualifying Accounts:
                Years Ended December 31, 1995, 1994 and 1993..............  S-8

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

                        INDEPENDENT AUDITORS' REPORT ON
                        -------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------



 To the Board of Directors and Stockholders of Terra Industries Inc.:

      We have audited the consolidated financial statements of Terra Industries Inc. as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 2, 1996; such financial statements and report are included in the 1995 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the Financial Statement Schedules of Terra Industries Inc. listed in Item 14(a) of this Form 10-K. These Financial Statement Schedules are the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such Financial Statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



 DELOITTE & TOUCHE LLP

 Omaha, Nebraska
 February 2, 1996



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

      We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Registration Nos. 33-46735, 33-46734, 33-30058 and 33-4939) and Registration Statements on Form S-3 (Registration Nos. 2-90808, 2-84876 and 2-84669) of Terra Industries Inc. of our report dated February 2, 1996, included in the 1995 Annual Report to Stockholders of Terra Industries Inc. which is incorporated by reference in this Form 10-K. We also consent to the incorporation by reference in such Prospectuses of our report on the Financial Statement Schedules, appearing above.



 DELOITTE & TOUCHE LLP

 Omaha, Nebraska
 March 13, 1996

                                                                    SCHEDULE I

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                       STATEMENTS OF FINANCIAL POSITION
------------------------------------------------------------------------------
(in thousands)                                          December 31,
------------------------------------------------------------------------------
                                                           1995        1994
------------------------------------------------------------------------------
ASSETS
   Cash and short-term investments                      $   10,700   $  10,511
   Accounts receivable, net                                  1,721       3,069
   Deferred tax asset - current                             23,768      43,992
   Other current assets                                         82       4,516
------------------------------------------------------------------------------
Total current assets                                        36,271      62,088
   Investment in and advances to Terra Capital, Inc.     1,021,406     530,327
   Other assets                                             14,073      13,769
------------------------------------------------------------------------------
Total assets                                            $1,071,750   $ 606,184
==============================================================================
LIABILITIES
   Income taxes payable                                 $   15,897   $   1,914
   Accrued and other liabilities                            14,865      12,901
------------------------------------------------------------------------------
Total current liabilities                                   30,762      14,815
   Long-term debt                                          358,755     158,755
   Deferred income taxes                                   105,437       6,235
   Other liabilities                                         4,942       6,691
------------------------------------------------------------------------------
Total liabilities                                          499,896     186,496
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Capital stock                                           133,970     133,770
   Paid-in capital                                         631,195     630,111
   Accumulated deficit                                    (193,311)   (344,193)
------------------------------------------------------------------------------
Total stockholders' equity                                 571,854     419,688
------------------------------------------------------------------------------
Total liabilities and stockholders' equity              $1,071,750   $ 606,184
==============================================================================

See accompanying Notes to the Condensed Financial Statements.

                                  TERRA INDUSTRIES INC.

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       ---------------------------------------------


                  CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
------------------------------------------------------------------------------------------------
(in thousands, except per-share amounts)                     For the Year Ended December 31,
------------------------------------------------------------------------------------------------
                                                           1995           1994           1993
------------------------------------------------------------------------------------------------
INCOME
  Equity in earnings of Terra Capital, Inc.              $ 186,048      $  64,065      $  26,691
  Interest and other income                                  1,367            (49)           140
------------------------------------------------------------------------------------------------
Total income                                               187,415         64,016         26,831
------------------------------------------------------------------------------------------------
EXPENSES
  Selling, general and administrative expense                3,328          3,788          5,929
  Interest expense                                          29,183          6,382          5,853
  Income tax benefit                                        (8,978)        (5,329)        (7,796)
------------------------------------------------------------------------------------------------
Total expenses                                              23,533          4,841          3,986
------------------------------------------------------------------------------------------------
Income before extraordinary items and
 cumulative effect of accounting changes                   163,882         59,175         22,845
Extraordinary loss on early retirement of debt              (4,338)        (2,614)           ---
------------------------------------------------------------------------------------------------
Net income                                                 159,544         56,561         22,845
Cash dividends paid to common stockholders                  (8,662)        (5,837)        (1,386)
Accumulated deficit - beginning of year                   (344,193)      (394,917)      (416,376)
------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT - END OF YEAR                        $(193,311)     $(344,193)     $(394,917)
================================================================================================
INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary items                      $    2.01      $    0.81      $    0.33
  Extraordinary loss on early retirement of debt             (0.05)         (0.03)           ---
------------------------------------------------------------------------------------------------
NET INCOME                                               $    1.96      $    0.78      $    0.33
================================================================================================

See accompanying Notes to the Condensed Financial Statements.

                                                       TERRA INDUSTRIES INC.

                                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                           ---------------------------------------------


                                                     STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                           For the Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                         1995                          1994                           1993
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                           $ 159,544                        $ 56,561                       $ 22,845
Adjustments to reconcile net income to
 net cash used by operations:
     Equity in earnings of subsidiaries               (186,048)                        (64,065)                       (26,691)
     Loss on early retirement of debt                    4,338                           2,614                            ---
     Deferred income taxes                              44,293                          15,291                         (4,494)
     Other non-cash items                                  672                              48                             81
     Change in working capital components               16,071                          (9,538)                        (4,062)
     Other                                                 785                             344                         (7,256)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     39,655                           1,255                        (19,577)
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Proceeds from asset sales and
      discontinued operations                            5,832                             541                         40,205
     Capital contributions to subsidiaries                 ---                        (113,000)                       (30,000)
     Proceeds from investments                             ---                             500                            ---
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      5,832                        (111,959)                        10,205
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net short-term debt decrease                          ---                         (82,395)                           ---
     Net long-term debt increase                       200,000                             ---                            ---
     Loss on early retirement of debt                      ---                          (2,533)                           ---
     Debt issuance costs                                (3,666)                         (2,873)                           ---
     Issuance of common shares                             ---                         113,000                            ---
     Dividends                                          (8,662)                         (5,837)                        (1,386)
     Stock issuance/repurchase - net                     1,187                           4,666                            513
     Advances from (to) subsidiaries - net            (234,157)                         72,938                        (50,001)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (45,298)                         96,966                        (50,874)
 ----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                189                         (13,738)                       (60,246)
CASH AND INVESTMENTS AT BEGINNING OF YEAR               10,511                          24,249                         84,495
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND INVESTMENTS AT END OF YEAR                   $ 10,700                        $ 10,511                       $ 24,249
===================================================================================================================================

Interest Paid                                         $ 27,521                        $  6,285                       $  6,229
==================================================================================================================================
TAXES PAID                                            $ 21,651                        $ 16,065                       $  3,320
==================================================================================================================================

 See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The Condensed Financial Statements include the Registrant only and reflect the equity method of accounting for its beneficially owned subsidiaries, Terra Capital, Inc., Terra International, Inc. (TII), Terra Nitrogen Corporation (TNC) and Beaumont Methanol, Limited Partnership (BMLP). Net income in 1995 and 1994 was reduced by $4.3 million and $2.6 million, or $0.05 and $0.03 per share, respectively, due to the write-off of deferred financing fees in connection with the early retirement of debt.

2.  LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

(in thousands)                                        1995        1994
---------------------------------------------------------------------------
Senior Notes, 10.5%, due 2005                       $200,000    $    ---
Senior Notes, 10.75%, due 2003                       158,755     158,755
---------------------------------------------------------------------------
                                                     358,755     158,755
Less current maturities                                  ---         ---
---------------------------------------------------------------------------
Total                                               $358,755    $158,755
===========================================================================


In 1995, the Registrant issued $200 million unsecured 10.5% Senior Notes due in full June 15, 2005. The 10.5% Senior Notes are redeemable at the option of the Registrant, in whole or part, at any time on or after June 15, 2000, initially at 105.250% of their principal amount, plus accrued interest, declining to 102.625% on or after June 15, 2001, and declining to 100% on or after June 15, 2002. The 10.5% Senior Notes Indenture contains certain restrictions, including the issuance of additional debt, payment of dividends, issuance of capital stock, certain transactions with affiliates, incurrence of liens, sale of assets, and sale-leaseback transactions. Net proceeds of $28.8 million were used to acquire 974,900 of the outstanding Senior Preference Units (SPUs) of TNCLP. The remaining net proceeds were used to repay bank term loans.

The 10.75% unsecured Senior Notes are redeemable at the option of the Registrant, in whole or part, at any time on or after September 30, 1998, initially at 105.375% of their principal amount, plus accrued interest, declining to 102.688% on or after September 30, 1999, and declining to 100% on or after September 30, 2000. In addition, at any time prior to September 30, 1996, the Registrant may, at its option, redeem up to $61.25 million aggregate principal amount out of the proceeds of one or more public offerings of equity securities at a redemption price of 110% of their principal amount, plus accrued interest. The 10.75% Senior Notes Indenture contains restrictions similar to those in the 10.5% Senior Notes Indenture.

3.  COMMITMENTS AND CONTINGENCIES

The Registrant is committed to a non-cancelable office lease expiring in 1998. Total minimum rental payments are: 1996, $3.2 million; 1997, $3.3 million and 1998, $1.7 million. These amounts are not reduced by sublease rentals, which in 1995 were $2.1 million.

The Registrant is contingently liable for retiree medical benefits of employees of coal mining operations sold on January 12, 1993. Under the purchase agreement, the purchaser agreed to indemnify the Registrant against its obligations under certain employee benefit plans. Due to the Coal Industry Retiree Health Benefit Act of 1992, certain retiree medical benefits of union coal miners have become statutorily mandated, and all companies owning 50 percent or more of any company liable for such benefits as of certain specified dates becomes liable for such benefits if the company directly liable is unable to pay them. As a result, if the purchaser becomes unable to pay its retiree medical obligations assumed pursuant to the sale, the Registrant may have to pay such amount. The Registrant has estimated that the present value of liabilities for which it retains contingent responsibility approximates $9 million at December 31, 1995. In the event the Registrant would be required to assume this liability, mineral reserves associated with the sold coal subsidiary would revert to the Registrant.

The Registrant had letters of credit outstanding totaling $8.9 million at December 31, 1995 and $9.7 million at December 31, 1994, guaranteeing various insurance and financing activities. Short-term investments of $8.9 million at December 31, 1995 and $9.6 million at December 31, 1994 are restricted to collateralize certain of the letters of credit.

4.  INCOME TAXES

The Registrant files a consolidated U.S. federal tax return. Beginning in 1995, the Registrant adopted tax sharing agreements, under which all domestic operating subsidiaries provide for and remit income taxes to the Registrant equal to their pretax accounting income, adjusted for permanent differences between pretax accounting income and taxable income. The tax sharing agreements allocate the benefits of operating losses and temporary differences between financial reporting and tax basis income to the Registrant.

                                                                   SCHEDULE II

                             TERRA INDUSTRIES INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1995, 1994, and 1993
                 ---------------------------------------------
                                (in thousands)


                                                 Additions
                                     Balance at  Charged to  Less Write-    Balance
                                      Beginning  Costs and   offs, Net of   at End
Description                           of Period   Expenses    Recoveries   of Period
------------------------------------------------------------------------------------

Year Ended December 31, 1995:
-----------------------------

Allowance for Doubtful Accounts       $8,224      $7,798      $(5,396)      $10,626

Year Ended December 31, 1994:
-----------------------------

Allowance for Doubtful Accounts       $5,788      $2,231      $   205       $ 8,224


Year Ended December 31, 1993:
-----------------------------

Allowance for Doubtful Accounts       $6,427      $1,758      $(2,397)      $ 5,788

                                 EXHIBIT INDEX



4.3 Amended and Restated Credit Agreement dated as of December 14, 1995 among Terra Industries Inc., Terra Capital, Inc., Terra Nitrogen, Limited Partnership, Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A. without exhibits or schedules.

10.1.12 1996 Incentive Award Program for Officers and Key Executives of Terra Industries.

13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1995.

21       Subsidiaries of Terra Industries.

24       Powers of Attorney.

27       Financial Data Schedule. [EDGAR filing only]