Form 10-Q
period 1996-03-31
TERRA INDUSTRIES INC
filed 1996-05-14
CIK 722079

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

          As of April 30, 1996, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value        81,025,884 shares


================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                  (unaudited)

                                                      March 31,    December 31,     March 31,
                                                        1996         1995             1995
                                                     ----------    ------------    ----------
ASSETS
Cash and short-term investments                      $   34,109     $  138,707     $  133,145
Accounts receivable, less allowance for
 doubtful accounts of $11,795, $10,626 and $9,739       217,817        178,738        213,881
Inventories                                             553,434        367,272        538,094
Deferred tax asset -- current                            27,175         23,768         49,641
Other current assets                                     89,508         55,511         53,566
- ---------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                    922,043        763,996        988,327
- ---------------------------------------------------------------------------------------------
Equity and other investments                             14,104         15,408         12,764
Property, plant and equipment, net                      747,001        694,358        569,348
Excess of cost over net assets of acquired businesses   305,538        308,414        320,908
Partnership distribution reserve fund                    18,480         18,480         18,480
Other assets                                             67,755         67,202         54,600
- ---------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $2,074,921     $1,867,858     $1,964,427
=============================================================================================

LIABILITIES
Debt due within one year                             $   45,419     $   30,425      $  76,009
Accounts payable                                        276,123        203,400        301,039
Accrued and other liabilities                           314,982        222,298        295,316
- ---------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                               636,524        456,123        672,364
- ---------------------------------------------------------------------------------------------
Long-term debt                                          405,837        407,162        512,820
Deferred income taxes                                   115,377        111,871         93,656
Other liabilities                                       143,887        138,218         53,316
Minority interest                                       182,843        182,901        182,183
- ---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                     1,484,468      1,296,275      1,514,339
- ---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
   outstanding 81,433, 81,173 and 81,018 shares         134,219        133,970        133,800
Paid-in capital                                         633,891        631,195        630,241
Cumulative translation adjustment                          (310)          (271)        (1,093)
Accumulated deficit                                    (177,347)      (193,311)      (312,860)
- ---------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                              590,453        571,583        450,088
- ---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $2,074,921     $1,867,858     $1,964,427
=============================================================================================

                                                                               2



        See accompanying Notes to the Consolidated Financial Statements

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 -------------------
                                                   1996       1995
                                                 --------   --------
REVENUES
Net sales                                        $388,312   $434,121
Other income, net                                   6,429      9,219
- -------------------------------------------------------------------------------
                                                  394,741    443,340
- -------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales                                     277,517    304,281
Selling, general and administrative expense        62,080     56,045
Equity in loss of unconsolidated affiliates         1,081      1,197
Interest income                                    (2,331)    (2,666)
Interest expense                                   11,565     14,007
Minority interest                                  13,169     16,593
- -------------------------------------------------------------------------------
                                                  363,081    389,457
- -------------------------------------------------------------------------------

Income from operations before income taxes         31,660     53,883
Income tax provision                               13,260     20,930
- -------------------------------------------------------------------------------


NET INCOME                                       $ 18,400   $ 32,953
===============================================================================


NET INCOME PER SHARE                             $   0.23   $   0.41
===============================================================================

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                      81,477     81,215
===============================================================================


CASH DIVIDENDS DECLARED PER SHARE                $   0.03   $   0.02
===============================================================================

                                                                              3






        See accompanying Notes to the Consolidated Financial Statements

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (in thousands)
                                  (unaudited)

                                          Cumulative
                                 Common    Paid-In    Translation   Accumulated
                                 Shares    Capital     Adjustment     Deficit     Total
- -----------------------------------------------------------------------------------------
Balance at December 31, 1994   $ 133,770   $ 630,111   $  (1,259)   $(344,193)  $ 418,429
 Stock Incentive Plan                 30         130         ---          ---         160
 Translation Adjustment              ---         ---         166          ---         166
 Dividends                           ---         ---         ---       (1,620)     (1,620)
 Net income                          ---         ---         ---       32,953      32,953
- -----------------------------------------------------------------------------------------
Balance at March 31, 1995      $ 133,800   $ 630,241   $  (1,093)   $(312,860)  $ 450,088
=========================================================================================

                                          Cumulative
                                 Common    Paid-In    Translation   Accumulated
                                 Shares    Capital     Adjustment     Deficit     Total
- -----------------------------------------------------------------------------------------
Balance at December 31, 1995   $ 133,970   $ 631,195   $    (271)   $(193,311)  $ 571,583
 Exercise of stock options            35         153         ---          ---         188
 Stock repurchase                     (3)        (40)        ---          ---         (43)
 Issuance of common shares           215       2,580         ---          ---       2,795
 Stock Incentive Plan                  2           3         ---          ---           5
 Translation Adjustment              ---         ---         (39)         ---         (39)
 Dividends                           ---         ---         ---       (2,436)     (2,436)
 Net income                          ---         ---         ---       18,400      18,400
- -----------------------------------------------------------------------------------------
Balance at March 31, 1996      $ 134,219   $ 633,891   $    (310)   $(177,347)  $ 590,453
=========================================================================================

        See accompanying Notes to the Consolidated Financial Statements

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       1996              1995
                                                    ---------         ---------
OPERATING ACTIVITIES
Net income                                          $  18,400         $  32,953
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                        17,102            16,174
  Income taxes                                         (1,178)            3,761
  Minority interest in earnings                        13,169            16,593
  Other non-cash items                                  1,333            (4,060)
Changes in current assets and liabilities,
 excluding working capital purchased/sold:
  Accounts receivable                                 (37,169)          (59,703)
  Inventories                                        (177,433)         (201,662)
  Other current assets                                 (7,946)           (4,489)
  Accounts payable                                     70,397           119,989
  Accrued and other liabilities                        79,646            83,071
Unreimbursed Port Neal casualty                       (16,822)           (3,098)
Other                                                  (3,646)            9,256
- -------------------------------------------------------------------------------
Net cash provided by (used in) operating activities   (44,147)            8,785
- -------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                     (4,910)          (10,340)
Port Neal plant construction                          (38,376)          (12,579)
Insurance proceeds from plant casualty                    ---             3,677
Purchase of property, plant and equipment             (15,568)          (14,007)
Discontinued operations                                    30              (478)
Proceeds from investments                                 261               246
- -------------------------------------------------------------------------------
Net cash used in investing activities                 (58,563)          (33,481)
- -------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net short-term borrowings                              14,996             7,199
Principal payments on long-term debt                   (1,327)           (1,403)
Stock issuance/repurchase - net                           145               155
Distributions to minority interests                   (13,227)           (5,040)
Dividends                                              (2,436)           (1,620)
- -------------------------------------------------------------------------------
Net cash used in financing activities                  (1,849)             (709)
- -------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term
 investments                                              (39)              166
- -------------------------------------------------------------------------------
Decrease in cash and short-term investments          (104,598)          (25,239)
Cash and short-term investments at beginning
 of period                                            138,707           158,384
- -------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD    $  34,109         $ 133,145
===============================================================================

        See accompanying Notes to the Consolidated Financial Statements

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, earnings of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1995 Annual Report to Stockholders.

2. Per-share data are based on the weighted average number of Common Shares that would become outstanding after allowing for the exercise of outstanding stock options.


3. Inventories consisted of the following:
                                           March 31,    December 31,    March 31,
       (in thousands)                       1996           1995          1995
- ---------------------------------------------------------------------------------
       Raw materials                       $  35,673    $  36,499       $  44,855
       Finished goods                        517,761      330,773         493,239
- ---------------------------------------------------------------------------------
       Total                               $ 553,434    $ 367,272       $ 538,094
=================================================================================


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

5. The Corporation entered into a methanol hedging agreement (the "Methanol Hedging Agreement") effective October 1994. Pursuant to the agreement, the Corporation received $4 million in cash and agreed to make payments to the extent that average methanol prices exceed the sum of $0.65 per gallon plus
     0.113 times the average spot price index, in cents per MMBtu for natural gas during the periods October 20, 1994 to December 31, 1995, calendar year 1996, and calendar year 1997. The amount due, if any, is dependent upon average methanol and natural gas prices during each of the periods. Payments are due five days after the end of each period. The quantities subject to the agreement for each of these periods are 155.5 million, 140 million and 130 million gallons, respectively. The Corporation's methanol production facilities have a capacity of 320 million gallons of methanol per year.

     The $4 million received pursuant to the Methanol Hedging Agreement is being recognized as income over the term of the agreement. No amounts have been paid or are presently accrued under the terms of the agreement. The estimated fair value of the agreement, representing the amount that the Corporation would expect to pay at March 31, 1996 to liquidate the agreement for its remaining term, is less than $1 million.

6. On December 13, 1994, the Corporation's Port Neal facility in Iowa was extensively damaged as a result of an explosion. There were four employee fatalities plus injuries or damages to other people and property. Insurance was in force to cover damage to the Corporation's property, business interruption and third party liability claims. A $7 million pretax charge was recorded in 1994 for expected uninsured costs associated with the incident, including deductibles. As of March 31, 1996, the Corporation had received interim payments of $175.3 million on its claim. The Corporation is in discussions with its insurers concerning additional insurance proceeds to which the Corporation believes it should be entitled. Estimated lost profits recoverable under the business interruption policy are being included in income. Insurance proceeds received under the Corporation's property damage claim are being deferred pending final settlement of the claim. The Corporation has invested additional funds for enhancements and improvements at the Port Neal facility.

     The Corporation expects to record a substantial non-recurring gain, representing the difference between the property insurance settlement on the Port Neal facility with the Corporation's insurers and the carrying value of the facility at the time of the explosion. The amount of the gain will be dependent on final construction, clean-up expenditures and the settlement reached with the Corporation's insurance carriers. As of March 31, 1996, $85 million has been recorded as a deferred gain and is included in other liabilities.

     In September 1995, the Corporation transferred the Port Neal facility to Port Neal Holdings Corp. ("PNH"). PNH was structured to finance and complete the reconstruction of the Port Neal facility through its wholly owned subsidiary, Port Neal Corporation ("PNC"). PNH issued to unrelated third parties $25 million of non-convertible preferred stock. The preferred stock represents 25% of the voting rights of PNH and accrues dividends commensurate with market interest rates.

7. The Corporation's natural gas procurement policy is to effectively fix or cap the price of between 40 and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through various supply contracts, financial derivatives and other forward pricing techniques. The Corporation has entered into forward pricing positions for the purchase of natural gas amounting to approximately 79% of natural gas volumes for the remainder of 1996, 49% for 1997 and 24% for 1998. As a result of its policies, the Corporation has limited the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $45.6 million as of March 31, 1996.

8. In June 1995, the Corporation issued $200 million unsecured 10.5% Senior Notes due in full June 15, 2005. The 10.5% Senior Notes are redeemable at the option of the Corporation, in whole or part, at any time on or after June 15, 2000, initially at 105.250% of their principal amount, plus accrued interest, declining to 102.625% on or after June 15, 2001, and declining to 100% on or after June 15, 2002. The 10.5% Senior Notes Indenture contains certain restrictions, including the issuance of additional debt, payment of dividends, issuance of capital stock, certain transactions with affiliates, incurrence of liens, sale of assets, and sale-leaseback transactions. Net proceeds of $28.8 million were used to acquire 974,900 of the outstanding Senior Preference Units ("SPUs") of Terra Nitrogen Company, L.P. ("TNCLP"). The remaining net proceeds were used to repay bank term loans.

     During December 1995, the Corporation amended its credit agreement to provide revolving credit facilities of up to $375 million for domestic working capital needs and other corporate purposes. Bank term loans outstanding were converted into advances under the amended credit agreement. There was $41.0 million outstanding at March 31, 1996. Interest on borrowings under this line is charged at current market rates.

9. In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation." Beginning in 1996, SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of employee compensation expense related to stock compensation based on the fair value of the equity instrument granted. Companies that do not adopt the fair value recognition provisions of SFAS 123 and continue to follow the existing APB Opinion 25 rules to recognize and measure compensation, will be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the Corporation elected to follow the fair value recognition of SFAS 123. The impact on the Corporation's financial position and results of operations is not material. The Corporation will continue to apply APB Opinion 25 to its stock-based compensation awards to employees and will disclose annually the required pro forma effect on net income and earnings per share.

10. On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the next fifteen months.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                  QUARTER ENDED MARCH 31, 1996, COMPARED WITH
                          QUARTER ENDED MARCH 31, 1995


CONSOLIDATED RESULTS

The Corporation reported net income of $18.4 million, or $0.23 per share, on revenues of $394.7 million for the first quarter of 1996 compared with net income of $33.0 million or $0.41 per share on revenues of $443.3 million in 1995. Revenues decreased $48.6 million, or 11.0%, over the comparable 1995 period and operating income declined $27.8 million, primarily the result of significantly lower methanol prices in the first quarter of 1996 compared with 1995.

The Corporation classifies its operations into three business segments:
Distribution, Nitrogen Products and Methanol. The Distribution segment includes sales of products purchased from manufacturers, including the Corporation, and resold by the Corporation. Distribution revenues are derived primarily from grower and dealer customers through sales of crop protection products, fertilizers, seed and services. The Nitrogen Products segment represents those operations directly related to wholesale sales of nitrogen products from the Corporation's ammonia manufacturing and upgrading facilities. The Methanol segment represents wholesale sales of methanol from the Corporation's two methanol manufacturing facilities.

Total revenues and operating income (loss) for the three-month periods ended March 31, 1996 and 1995 were as follows:

(in thousands)                                1996                1995
- --------------------------------------------------------------------------------
REVENUES:
Distribution                                $ 222,913           $ 238,454
Nitrogen Products                             153,067             147,188
Methanol                                       28,896              65,874
Other - net of intercompany eliminations      (10,135)             (8,176)
- --------------------------------------------------------------------------------
                                            $ 394,741           $ 443,340
================================================================================
OPERATING INCOME (LOSS):
Distribution                                $ (23,409)          $ (14,635)
Nitrogen Products                              74,334              57,384
Methanol                                        4,029              39,608
Other expense - net                              (891)               (540)
- --------------------------------------------------------------------------------
                                               54,063              81,817
Interest expense - net                         (9,234)            (11,341)
Minority interest                             (13,169)            (16,593)
- --------------------------------------------------------------------------------
Total from operations                       $  31,660           $  53,883
================================================================================

DISTRIBUTION

Distribution revenues of $222.9 million during the 1996 first quarter, decreased $15.5 million, or 6.5%, compared with 1995 results. A slow start to the spring planting season due to unfavorable weather conditions caused both crop protection products and fertilizer revenues to decline from the prior year period. Crop protection products revenues declined $14.4 million, or 10.2%, and fertilizer revenues declined $5.8 million, or 8.9%. Seed and other sales and services were up $4.7 million over 1995 as early season seed revenues attributable to growers' intentions to increase planted acres more than offset a lower level of custom application revenues.

The operating loss for the Distribution business was $23.4 million in 1996 compared with $14.6 million in 1995. An increase of $8.2 million in selling expenses contributed to the decrease in operating income. The expansion of the distribution network to 389 locations in 1996 from 371 locations in 1995 increased selling expenses by $2.1 million. New employees and equipment at existing locations in anticipation of increased demand for products and services for the 1996 planting season also contributed to higher selling expenses.

NITROGEN PRODUCTS

Nitrogen Products revenues increased 4.0% to $153.1 million in 1996 from $147.2 million in 1995. Prices for nitrogen solutions and urea increased 11.7% and 8.2%, respectively, while prices for ammonia declined 10.9%. The effect of these price changes was a favorable price variance of $3.4 million. The Port Neal nitrogen manufacturing plant began producing ammonia in December 1995. Production at the plant for the first quarter of 1996 was 69,000 tons of ammonia. The remaining work required to rebuild the urea and solution upgrading facilities at the Port Neal site will be completed in the second quarter of 1996. When fully operational, the plant is expected to have annual gross production capacity of 350,000 tons of ammonia, 45,000 tons of urea and 500,000 tons of nitrogen solution.

Operating income for the Nitrogen Products business was $74.3 million in the first quarter of 1996 compared with $57.4 million in the 1995 first quarter.
The increase in operating income for first quarter 1996 was due to higher prices for upgraded products and lower cost of natural gas. The average natural gas cost declined 34.4% from the first quarter of 1995 due to the Corporation's use of financial derivatives which more than offset the increase in the price of physical gas.

METHANOL

Methanol revenues were $28.9 million in the first quarter of 1996, compared with $65.9 million in 1995. The lower revenues reflected significantly lower prices. Average prices were $0.38 in 1996 first quarter and $0.98 in 1995 (including the effect of the Methanol Hedging Agreement) resulting in an unfavorable price variance of $45.2 million. Sales volumes in 1996 increased 8.0 million gallons or 11.9% over the first quarter of 1995.

Operating income for the 1996 first quarter was $4.0 million, while 1995 operating income was $39.6 million. Lower prices reduced operating income by $45.2 million as compared with the 1995 first quarter. Higher sales volumes and lower natural gas cost offset a portion of the pricing shortfall. The decline in cost of gas was due to the use of financial derivatives to forward price a majority of the gas requirements for 1996.

OTHER OPERATING EXPENSE - NET

Other operating expense was $0.9 million in the 1996 first quarter compared with $0.5 million in the comparable 1995 period. Other operating expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs. The increase in 1996 is primarily the result of an increase in fixed manufacturing costs at the Blytheville formulation facility.

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $9.2 million in 1996 compared with $11.3 million in 1995. The decrease is principally the result of lower interest expense due to the repayment of bank term loans in 1995.

INCOME TAXES

First quarter 1996 income tax expense was recorded at an effective rate of 41.9%, compared with 38.8% in the first quarter of 1995. The increased rate is the result of goodwill amortization which is not deductible for income tax purposes. Goodwill amortization as a percent of income before taxes increased to 12.7% in 1996 from 8.3% for 1995, resulting in the increase in the effective tax rate for first quarter 1996.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make quarterly distributions to minority interests, disburse quarterly stock dividends, make capital expenditures and acquisitions and fund repurchases of its common stock. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities. The Corporation believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

Cash used for operations in the 1996 first quarter was $44.1 million due to a seasonal increase in working capital balances of $72.5 million. The Corporation has available a $375 million revolving credit facility for domestic working capital needs. As of March 31, 1996, $41.0 million was outstanding under this facility.

Cash used for investing activities was $58.6 million in the first quarter of 1996, $38.4 million was used to rebuild the Port Neal manufacturing plant while $15.6 million funded other investments in plant and equipment. Cash used for acquisitions represents amounts paid to acquire new locations for the Corporation's distribution network.

The Corporation expects 1996 capital expenditures, exclusive of expenditures related to the Port Neal casualty and the acquisition of retail distribution locations, to approximate $50 million consisting of the expansion of existing service centers; routine replacement of equipment; and efficiency improvements at manufacturing facilities.

During 1996, the Corporation expects to make expenditures estimated at $60 million related to the Port Neal facility. The Corporation is in discussions with its insurers and expects that additional proceeds will be received in connection with the insurance claim.

In May 1995, the Board of Directors of the Corporation approved an open market purchase program pursuant to which the Corporation may purchase up to five million SPUs from time to time at prices and in quantities determined by the Corporation's management. There were no repurchases in the first quarter of 1996.

On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the next fifteen months.

During the quarter, the Corporation distributed $1.91 per unit, or $12.7 million, to minority Senior Preference unitholders, paid a dividend rate of 7.99%, or $0.5 million, to minority preferred stock shareholders, and paid the Corporation's quarterly dividend of $0.03 per share which totaled $2.4 million.

The Farm Bill was signed into law on April 4, 1996. The law ends governmental guaranteed prices for corn, other feed grains, cotton, rice and wheat. Farmers will receive guaranteed payments that decline over seven years and an immediate end to most planting controls. The Corporation has not determined, at this time, the impact this legislation will have on its customers or results of operations.

Cash balances at March 31, 1996 were $34.1 million of which $8.7 million is used to collateralize letters of credit supporting recorded liabilities.

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The 1996 Annual Meeting of stockholders was held on April 30, 1996, in Sioux City, Iowa. At the meeting, a total of 75,549,662 votes were cast by stockholders. There were no broker nonvotes.

            The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

            NAME                            FOR              WITHHELD
            ----                            ---              --------
            Edward G. Beimfohr           75,157,078            392,584
            Carol L. Brookins            75,115,901            433,761
            Edward M. Carson             75,158,231            391,431
            David E. Fisher              74,535,540          1,014,122
            Basil T. A. Hone             75,160,131            389,531
            Burton M. Joyce              74,543,299          1,006,363
            Anthony W. Lea               74,510,700          1,038,962
            William R. Loomis, Jr.       74,499,568          1,050,094
            John R. Norton III           75,160,651            389,011
            Henry R. Slack               73,678,166          1,871,496


            In addition, the stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 1996. The number of votes cast for such proposal was 75,139,994, the number against was 290,635 and the number of abstentions was 119,033.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS

               None.



          (B)  REPORTS ON FORM 8-K

               Current Report on Form 8-K dated May 2, 1996 reporting authorization to repurchase common shares.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TERRA INDUSTRIES INC.



  Date:  May 13, 1996         /s/ Francis G. Meyer
                              --------------------
                              Francis G. Meyer
                              Senior Vice President and Chief Financial Officer
                              and a duly authorized signatory