Form 10-Q
period 1996-06-30
TERRA INDUSTRIES INC
filed 1996-08-14
CIK 722079

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                         ------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of July 31, 1996, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value            75,397,684 shares



================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                  (unaudited)

                                                                  June 30,          December 31,          June 30,
                                                                    1996              1995                 1995
                                                                ----------          ------------        ----------
ASSETS
Cash and short-term investments                                 $   47,897          $  138,707          $  201,009
Accounts receivable, less allowance for
 doubtful accounts of $18,464, $10,626 and $10,665                 566,112             178,738             496,351
Inventories                                                        364,615             367,272             389,630
Deferred tax asset - current                                        23,768              23,768              43,992
Other current assets                                                78,679              55,511              43,446
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             1,081,071             763,996           1,174,428
- ------------------------------------------------------------------------------------------------------------------------------------
Equity and other investments                                        18,381              15,408              15,076
Property, plant and equipment, net                                 766,463             694,358             623,435
Excess of cost over net assets of acquired businesses              300,872             308,414             317,695
Partnership distribution reserve fund                               18,480              18,480              18,480
Other assets                                                        65,629              67,202              66,820
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $2,250,896          $1,867,858          $2,215,934
====================================================================================================================================

LIABILITIES
Debt due within one year                                        $  198,481          $   30,425          $   57,365
Accounts payable                                                   411,611             203,400             382,016
Accrued and other liabilities                                      202,610             222,298             195,017
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                          812,702             456,123             634,398
- ------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                     405,405             407,162             650,984
Deferred income taxes                                              122,449             111,871             106,735
Other liabilities                                                  144,657             138,218             107,729
Minority interest                                                  184,339             182,901             181,464
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                1,669,552           1,296,275           1,681,310
- ------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
   outstanding 75,775, 81,173 and 81,099 shares                    128,573             133,970             133,908
Paid-in capital                                                    562,188             631,195             630,743
Cumulative translation adjustment                                     (260)               (271)               (610)
Accumulated deficit                                               (109,157)           (193,311)           (229,417)
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                         581,344             571,583             534,624
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $2,250,896          $1,867,858          $2,215,934
====================================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                                               Three Months Ended                    Six Months Ended
                                                                   June 30,                               June 30,
                                                       ------------------------------          ------------------------------
                                                          1996                1995                1996                1995
                                                       ----------          ----------          ----------          ----------
REVENUES
Net sales                                              $1,066,861          $  971,709          $1,455,173          $1,405,830
Other income, net                                          18,817              31,960              25,246              41,179
- ------------------------------------------------------------------------------------------------------------------------------------
                                                        1,085,678           1,003,669           1,480,419           1,447,009
- ------------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                             849,780             757,828           1,127,297           1,062,109
Selling, general and administrative expense                92,126              75,736             154,206             131,781
Equity in earnings of unconsolidated affiliates            (2,265)             (2,455)             (1,184)             (1,258)
Interest income                                            (1,396)             (3,397)             (3,727)             (6,063)
Interest expense                                           15,203              16,436              26,768              30,443
Minority interest                                          12,628              11,616              25,797              28,209
- ------------------------------------------------------------------------------------------------------------------------------------
                                                          966,076             855,764           1,329,157           1,245,221
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                119,602             147,905             151,262             201,788
Income tax provision                                       48,152              62,840              61,412              83,770
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $   71,450         $    85,065          $   89,850          $  118,018
====================================================================================================================================

NET INCOME PER SHARE                                   $     0.90         $      1.05          $     1.12          $     1.45
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                               79,089              81,263              80,310              81,241
====================================================================================================================================

CASH DIVIDENDS DECLARED PER SHARE                      $     0.04         $      0.02          $     0.07          $     0.04
====================================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                (in thousands)
                                  (unaudited)


                                                           Cumulative
                                  Common       Paid-In    Translation    Accumulated
                                  Shares       Capital     Adjustment      Deficit        Total
- -----------------------------------------------------------------------------------------------------
Balance at December 31, 1994   $ 133,770     $ 630,111      $  (1,259)     $(344,193)   $ 418,429
  Exercise of stock options          134           625            ---            ---          759
  Translation adjustment             ---           ---            649            ---          649
  Stock Incentive Plan                 4             7            ---            ---           11
  Dividends                          ---           ---            ---         (3,242)      (3,242)
  Net income                         ---           ---            ---        118,018      118,018
- -----------------------------------------------------------------------------------------------------
Balance at June 30, 1995       $ 133,908     $ 630,743      $    (610)     $(229,417)   $ 534,624
====================================================================================================


                                                           Cumulative
                                  Common       Paid-In    Translation    Accumulated
                                  Shares       Capital     Adjustment      Deficit          Total
- -----------------------------------------------------------------------------------------------------
Balance at December 31, 1995   $ 133,970     $ 631,195      $    (271)     $(193,311)   $ 571,583
  Exercise of stock options          121           486            ---            ---          607
  Stock repurchase                (5,735)      (72,078)           ---            ---      (77,813)
  Issuance of common shares          215         2,580            ---            ---        2,795
  Stock Incentive Plan                 2             5            ---            ---            7
  Translation Adjustment             ---           ---             11            ---           11
  Dividends                          ---           ---            ---         (5,696)      (5,696)
  Net income                         ---           ---            ---         89,850       89,850
- -----------------------------------------------------------------------------------------------------
Balance at June 30, 1996       $ 128,573     $ 562,188      $    (260)     $(109,157)   $ 581,344
=====================================================================================================

       See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                  1996         1995
                                                               ---------    ---------
OPERATING ACTIVITIES
Net income                                                     $  89,850    $ 118,018
Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization                                 37,190       32,139
    Deferred income taxes                                          9,312       22,489
    Equity in earnings of unconsolidated affiliates               (1,184)      (1,258)
    Minority interest in earnings                                 25,797       28,209
    Other non-cash items                                             426          (43)
Changes in current assets and liabilities, excluding
  working capital purchased/sold:
    Accounts receivable                                         (385,464)    (341,923)
    Inventories                                                   11,788      (52,896)
    Other current assets                                           6,134       (1,381)
    Accounts payable                                             205,885      200,966
    Accrued and other liabilities                                (32,726)      (2,242)
Unreimbursed Port Neal casualty                                  (34,017)     (20,925)
Other                                                             (3,654)      (1,208)
- --------------------------------------------------------------------------------------
Net cash used in operating activities                            (70,663)     (20,055)
- --------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                (7,798)     (12,185)
Port Neal plant construction                                     (58,962)     (53,119)
Insurance proceeds from plant casualty                            13,895       53,091
Purchase of property, plant and equipment                        (26,722)     (23,923)
Discontinued operations                                               31         (696)
Purchase of minority interest - TNCLP                                 --       (3,629)
Proceeds from investments                                            574          425
- --------------------------------------------------------------------------------------
Net cash used in investing activities                            (78,982)     (40,036)
- --------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                        168,168      (16,395)
Proceeds from issuance of long-term debt                              --      200,000
Principal payments on long-term debt                              (1,869)     (58,289)
Debt issuance costs                                                   --       (7,021)
Stock issuance/repurchase - net                                  (77,205)         759
Distributions to minority interests                              (24,574)     (13,745)
Dividends                                                         (5,696)      (3,242)
- --------------------------------------------------------------------------------------
Net cash provided by financing activities                         58,824      102,067
- --------------------------------------------------------------------------------------
Foreign exchange effect on cash and short-term investments            11          649
- --------------------------------------------------------------------------------------
Increase (decrease) in cash and short-term investments           (90,810)      42,625
Cash and short-term investments at beginning of period           138,707      158,384
- --------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD               $  47,897    $ 201,009
======================================================================================


See accompanying Notes to the Consolidated Financial Statements.

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

 3.  Inventories consisted of the following:



                              June 30,  December 31,  June 30,
       (in thousands)           1996        1995        1995
       -------------------------------------------------------
       Raw materials          $ 42,856    $ 36,499    $ 40,869
       Finished goods          321,759     330,773     348,761
       -------------------------------------------------------
       Total                  $364,615    $367,272    $389,630
       =======================================================

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

     The $4 million received pursuant to the Methanol Hedging Agreement is being recognized as income over the term of the agreement. No amounts have been paid or are presently accrued under the terms of the agreement. The estimated fair value of the agreement, representing the amount that the Corporation would expect to pay at June 30, 1996 to liquidate the agreement for its remaining term, is less than $1 million.

 6. On December 13, 1994, the Corporation's Port Neal facility in Iowa was extensively damaged as a result of an explosion. There were four employee fatalities plus injuries to other people and property damage. Insurance was in force to cover the Corporation's property damage, business interruption and third party liability claims. A $7 million pretax charge was recorded in 1994 for expected uninsured costs associated with the incident, including deductibles. As of June 30, 1996, the Corporation had received interim payments of $190.5 million on its insurance claims. The Corporation is in discussions with its insurers concerning additional insurance proceeds to which the Corporation believes it should be entitled.

     Estimated lost profits recoverable under the business interruption policy are being included in income. Insurance proceeds received under the Corporation's property damage claim are being deferred pending final settlement of the claim. The Corporation has invested additional funds for enhancements and improvements at the Port Neal facility.

     The Corporation expects to record a substantial non-recurring gain, representing the difference between the property insurance settlement on the Port Neal facility with the Corporation's insurers and the carrying value of the facility at the time of the explosion. The amount of the gain will be dependent on final construction, clean-up expenditures and the settlement reached with the Corporation's insurance carriers. As of June 30, 1996, $85 million has been recorded as a deferred gain and is included in other liabilities.

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

 7. The Corporation's natural gas procurement policy is to effectively fix or cap the price of between 40% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through various supply contracts, financial derivatives and other forward pricing techniques to gain some protection against natural gas price changes on the spot market. These contracts are based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices. The Corporation frequently uses prices at Henry Hub Louisiana as the index price. Natural gas supplies for the Corporation's six production facilities are purchased from various suppliers for each plant location. This creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may more than offset the change in the price of physical gas.

     The Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1996, 1997 and 1998. As a result of its policies, the Corporation has limited the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Unrealized gains from forward pricing positions totaled $78.3 million as of June 30, 1996 decreasing to $32.8 million as of July 31, 1996. As of June 30, 1995 unrealized losses from forward pricing positions totaled $18.0 million.

     For the 1996 first half, natural gas hedging activities produced cost savings of approximately $42.9 million. Conversely, for the comparable 1995 period, natural gas hedging increased cost by approximately $20.5 million.

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

     During December 1995, the Corporation amended its credit agreement to provide revolving credit facilities of up to $375 million for domestic working capital needs and other corporate purposes. Bank term loans outstanding were converted into advances under the amended credit agreement. There was $179.0 million outstanding at June 30, 1996. Interest on borrowings under this line is charged at current market rates.

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

10. On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the next fifteen months. As of June 30, 1996 the Corporation has repurchased 5,731,000 shares for $77.8 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                   QUARTER ENDED JUNE 30, 1996 COMPARED WITH
                          QUARTER ENDED JUNE 30, 1995


CONSOLIDATED RESULTS

The Corporation reported net income of $71.5 million, or $0.90 per share, on revenues of $1.1 billion for the second quarter of 1996 compared with net income of $85.1 million, or $1.05 per share, on revenues of $1.0 billion in 1995.

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

Total revenues and operating income (loss) for the three-month periods ended June 30, 1996 and 1995 were as follows:

(in thousands)                                                                  1996                 1995
- ----------------------------------------------------------------------------------------------------------------------------
REVENUES:
Distribution                                                                 $  881,733           $  775,093
Nitrogen Products                                                               190,770              192,478
Methanol                                                                         29,664               47,743
Other - net of intercompany eliminations                                        (16,489)             (11,645)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                             $1,085,678           $1,003,669
============================================================================================================================
OPERATING INCOME:
Distribution                                                                 $   68,964           $   71,024
Nitrogen Products                                                                75,729               90,378
Methanol                                                                          1,615               13,924
Other expense - net                                                                (271)              (2,766)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                146,037              172,560
Interest expense - net                                                          (13,807)             (13,039)
Minority interest                                                               (12,628)             (11,616)
- ----------------------------------------------------------------------------------------------------------------------------
Total from operations                                                        $  119,602           $  147,905
============================================================================================================================

Volumes and prices for the three month periods ended June 30, 1996 and 1995 were as follows:


VOLUMES AND PRICES
(excludes the Distribution segment)                             1996                                1995
- ----------------------------------------------------------------------------------------------------------------------
                                                      Sales              Average          Sales              Average
(quantities in thousands)                            Volumes            Unit Price       Volumes            Unit Price
- ----------------------------------------------------------------------------------------------------------------------
Ammonia (tons)                                           390            $     191           303             $     221
Nitrogen solutions (tons)                                798            $     105           691             $     109
Urea (tons)                                              151            $     170           132             $     193
Methanol (gallons)                                    77,089            $    0.39        84,204             $    0.57
- ----------------------------------------------------------------------------------------------------------------------

DISTRIBUTION

Distribution revenues of $881.7 million during the 1996 second quarter increased $106.6 million, or 13.8%, over 1995 revenues of the comparable quarter. The increase in revenues was due to the shifting of sales from the first quarter to the second quarter 1996 and an expansion of the Corporation's distribution network. Revenues from crop protection products increased $61.5 million, or 12.1%, in the second quarter 1996 compared with the 1995 second quarter. Fertilizer revenues for the 1996 second quarter increased $29.1 million, or 15.8% compared with second quarter 1995. Seed and services revenues increased $16.0 million for second quarter 1996 compared with the same period a year ago. Seed revenues accounted for $9.5 million of the increase and custom application revenues increased $2.7 million.

Operating income for the Distribution business totaled $69.0 million in 1996 compared with $71.0 million for the prior year second quarter. An increase in gross profit from crop protection products, fertilizers and custom application revenues was more than offset by higher selling, general and administrative expenses for the 1996 second quarter compared with the 1995 quarter. Higher volumes for crop protection products and fertilizers offset lower margins to generate an $8.5 million increase in gross profit, compared with the 1995 second quarter. Selling, general and administrative expenses increased $14.8 million for the 1996 second quarter in comparison with 1995. Contributing to this increase was an additional provision for bad debts of $6.0 million recorded in the 1996 second quarter due to increased delinquencies relating to two consecutive years of drought conditions in the South. The Corporation also added employees and equipment to meet the demands of the 1996 selling season increasing the related expenses.

NITROGEN PRODUCTS

Revenues of the Nitrogen Products business decreased $1.7 million for the second quarter of 1996 compared with the same period of 1995. Prices for the second quarter 1996 for ammonia, nitrogen solutions and urea decreased 13.3%, 3.6% and 11.8%, respectively, compared to the same period a year ago creating a negative price variance of $18.0 million. An increase in volumes for the second quarter of 1996 in comparison with 1995 substantially offset the price declines. The restart of the Port Neal manufacturing plant contributed to this 1996 volumes increase. Estimated lost profits from Port Neal recoverable under business interruption insurance (the Corporation has received interim payments under the policy and is currently in discussions with its carriers on the final installment due Terra) were included in 1995 revenues.

Operating earnings for Nitrogen Products were $75.7 million in the second quarter of 1996 compared with $90.4 million in the 1995 second quarter. The decline in nitrogen prices as discussed above and a $4.2 million charge for severance expenses at the Courtright manufacturing plant recorded in the 1996 second quarter contributed to the decline in operating income. The use of financial derivatives to forward price a majority of the gas requirements for the 1996 second quarter contributed positively to operating income.

METHANOL

The Corporation's Methanol business revenues were $29.7 million in the second quarter of 1996 compared with $47.7 million in 1995. Average prices were $0.39 in the 1996 second quarter and $0.57 in the 1995 second quarter, creating a negative price variance of $14.7 million. Sales volumes in 1996 declined 7.1 million gallons, or 8.5%. Methanol production volumes declined due to a maintenance turnaround at the Woodward manufacturing facility.

Operating income for the segment was $1.6 million in 1996 compared with $13.9 million in 1995. Lower prices and lower sales volumes accounted for the decline in operating income as discussed above. Lower natural gas costs in 1996 offset a portion of the price effect. The decline in natural gas costs was a result of financial derivatives used to more than offset the increase in the price of physical gas.

OTHER OPERATING EXPENSE - NET

Other operating expense was $0.3 million in the 1996 second quarter compared with $2.8 million in the comparable 1995 period. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs. Other operating expenses in the second quarter 1995 included consulting fees related to the proposed acquisition of the TNCLP minority interest and the revision of financing arrangements.

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $13.8 million in 1996 compared with $13.0 million in 1995. Net interest expense increased due to increased short-term borrowings to fund current operations and repurchase common shares. At the end of the 1995 second quarter, the Corporation issued $200 million of additional long-term Senior Notes. The net proceeds of the debt issue were used to finance open market purchases of Senior Preference Units of TNCLP, a subsidiary of the Corporation, and repay other long-term debt.

INCOME TAXES

Income taxes for the second quarter 1996 were recorded at an effective tax rate of 40.3%, compared with 42.5% for the second quarter 1995. The reduction in the effective tax rates is due to lower state income taxes for the 1996 quarter in comparison with 1995.


                 SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
                        SIX MONTHS ENDED JUNE 30, 1995


CONSOLIDATED RESULTS

The Corporation reported net income of $89.9 million, or $1.12 per share, on revenues of $1.48 billion for the first six months of 1996 compared with net income of $118.0 million, or $1.45 per share, on revenues of $1.45 billion in the first six months of 1995.

Total revenues and operating income (loss) for the six-month periods ended June 30, 1996 and 1995 were as follows:


(in thousands)                                      1996           1995
- --------------------------------------------------------------------------
REVENUES:
Distribution                                     $1,104,646     $1,013,547
Nitrogen Products                                   343,837        339,666
Methanol                                             58,560        113,617
Other - net of intercompany eliminations            (26,624)       (19,821)
- --------------------------------------------------------------------------
                                                 $1,480,419     $1,447,009
==========================================================================
OPERATING INCOME:
Distribution                                     $   45,555     $   56,389
Nitrogen Products                                   150,063        147,762
Methanol                                              5,644         53,532
Other expense - net                                  (1,162)        (3,306)
- --------------------------------------------------------------------------
                                                    200,100        254,377
Interest expense - net                              (23,041)       (24,380)
Minority interest                                   (25,797)       (28,209)
- --------------------------------------------------------------------------
Total from operations                            $  151,262     $  201,788
==========================================================================

Volumes and prices for the six month periods ended June 30, 1996 and 1995 were as follows:


VOLUMES AND PRICES
(excludes the Distribution segment)                 1996                       1995
- ---------------------------------------------------------------------------------------------
                                             Sales       Average        Sales       Average
(quantities in thousands)                   Volumes     Unit Price     Volumes     Unit Price
- ---------------------------------------------------------------------------------------------
Ammonia (tons)                                  646          $ 190         526          $ 215
Nitrogen solutions (tons)                     1,464          $ 102       1,347            $99
Urea (tons)                                     283          $ 187         308          $ 190
Methanol (gallons)                          152,347          $0.38     151,434          $0.75
- ---------------------------------------------------------------------------------------------

DISTRIBUTION

Revenues for the Distribution business were $1.1 billion in the 1996 first half compared with $1.0 billion for the 1995 first half. The expansion of the distribution network contributed $38.5 million to the increase in revenues for all product lines and additional sales at existing locations accounted for the remainder of the growth in the first half of the 1996 versus the prior year comparable period. Revenues at existing locations for crop protection products, fertilizers and seed increased $31.2 million, $6.7 million and $9.2 million, respectively, for the first half of 1996 in comparison with 1995. Application income and customer service charges contributed $2.6 million and $1.5 million, respectively, to the revenue increase.

Operating income for the Distribution business totaled $45.6 million in 1996 compared with $56.4 million for the prior year. Gross profits from crop protection products, fertilizers and seed increased $5.0 million, $1.4 million and $1.0 million, respectively, for the first six months of 1996 compared with 1995. Higher volumes of crop protection products and fertilizers were offset by lower margins than the prior year comparable period as inventories were liquidated in response to the shortened planting season. Increases in application income and customer service charges contributed to operating income. Offsetting the gross profit increase was a $23.0 million increase in selling, general and administrative expenses for the first half of 1996 versus the prior year comparable period. A $6.0 million bad debt provision was recorded in 1996 as a result of continued drought conditions across the Southern market. The expansion of the Distribution network to 393 locations from 373 in 1995 increased selling expenses by $4.3 million. Normal expense increases and added employees and equipment necessary to meet expected demand increases for products and services for the 1996 planting season contributed to an increase in compensation, depreciation, operating and maintenance expenses.

NITROGEN PRODUCTS

Nitrogen Products business revenues were $343.8 million in the first half of 1996 compared with $339.7 million in the first half of 1995. Prices for ammonia and urea decreased 11.5% and 1.9%, respectively, while the price for nitrogen solutions increased 3.3% for the first half of 1996 from the prior year comparable period. These price changes reduced revenues by $12.1 million. An increase in volumes more than offset the effect of price declines on revenues. Ammonia and nitrogen solution volumes increased 22.8% and 8.7%, respectively, partially offset by a decline in urea volumes of 8.1%, for the 1996 first six months versus the 1995 six months. The Port Neal manufacturing plant began producing ammonia in December 1995 and nitrogen solutions and urea in May 1996. Included in 1995 revenues were estimated lost profits which would have been generated by the Port Neal plant and were covered by business interruption insurance.

Operating income for Nitrogen Products was $150.0 million compared with $147.8 million in the first six months of 1995. Operating income for the first half of 1996 compared with 1995 increased as a result of lower natural gas costs partially offset by a decline in nitrogen prices as discussed above. A decline in the average cost of natural gas of 27.0% was due to the use of financial derivatives for natural gas procurement. In 1996, severance costs of $4.2 million were incurred at the Courtright manufacturing plant.

METHANOL

Methanol revenues were $58.6 million in 1996 compared with $113.6 million for the first six months of 1995. Average prices were $0.38 and $0.75 for the first six months of 1996 and 1995, respectively, creating a negative price variance of $57.3 million. Sales volumes of methanol were constant for the comparable six months of 1996 and 1995.

Methanol operating income for the 1996 first half was $5.6 million compared with $53.5 million in 1995. Lower prices reduced operating income by $57.3 million as compared with the 1995 first half. Lower natural gas costs offset a portion of the pricing shortfall. The average natural gas cost decreased 10.5% as a result of financial derivatives used to forward price gas requirements.

OTHER OPERATING EXPENSE - NET

Other operating expense was $1.2 million in the first half of 1996 compared with $3.3 million in 1995. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs. Other operating expenses in the first half of 1995 included consulting fees related to the proposed acquisition of the TNCLP minority interest and revised financing arrangements.

INTEREST EXPENSE - NET

Net interest expense was $23.0 million in 1996 compared with $24.4 million in 1995. Interest expense on long-term debt for the first six months of 1996 declined $5.0 million due to the repayment of bank term loans in 1995. This decline was partially offset by an increase in net short-term interest expense as a result of an increase in short-term borrowings used to fund operations.

INCOME TAXES

Income tax expense was recorded at an effective rate of 40.6% for the first six months of 1996 compared with 41.5% in the 1995 first half. The reduction in the effective tax rates is due to lower state income taxes in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make quarterly distributions to minority interests, disburse quarterly stock dividends, make capital expenditures and acquisitions, and fund repurchases of its common stock. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities. The Corporation believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

Cash used for operations in the first six months of 1996 was $70.7 million due to a seasonal increase in working capital balances of $194.4 million. The Corporation has available a $375 million revolving credit facility for domestic working capital needs. As of June 30, 1996, $179.0 million was outstanding under this facility.

Cash used for investing activities was $79.0 million in the first half of 1996, $59.0 million was used to rebuild the Port Neal manufacturing plant while $26.7 million funded other investments in plant and equipment. Cash used for acquisitions represents amounts paid to acquire new locations for the Corporation's distribution network. The Corporation received $13.9 million of insurance proceeds related to the Port Neal casualty in the 1996 first half. The Corporation is in discussions with its insurers and expects that additional proceeds will be received in connection with the insurance claim.

The rebuild of the Port Neal manufacturing plant is substantially complete. The Corporation intends to begin construction in the third quarter of 1996 on a $23 million nitric acid plant at Port Neal with the facility expected to be fully operational by the end of 1997. In addition, the Corporation expects 1996 capital expenditures, exclusive of expenditures related to the Port Neal casualty and the acquisition of retail distribution locations, to approximate $50 million consisting of the expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities.

In May 1995, the Board of Directors of the Corporation approved an open market purchase program pursuant to which the Corporation may purchase up to five million SPUs from time to time at prices and in quantities determined by the Corporation's management. There were no repurchases in the first half of 1996.

On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the next fifteen months. As of June 30, 1996, the Corporation has repurchased 5.7 million shares for $77.8 million.

During the first half of 1996, the Corporation distributed $3.54 per unit, or $23.6 million, to minority Senior Preference unitholders, paid a dividend rate of 7.95%, or $1.0 million, to minority preferred stock shareholders, and paid a dividend of $0.07 per Common Share which totaled $5.7 million.

Cash balances at June 30, 1996 were $47.9 million of which $8.7 million is used to collateralize letters of credit supporting recorded liabilities.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS

               4.4 Consent and Amendment No. 1 dated as of June 4, 1996 to Amended and Restated Credit Agreement dated as of December 14, 1995 among Terra Industries Inc., Terra Capital, Inc., Terra Nitrogen, Limited Partnership, Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A.

               27   Financial Data Schedule [EDGAR filing only]

          (B)  REPORTS ON FORM 8-K

               None

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TERRA INDUSTRIES INC.



Date: August 14, 1996        /s/ Francis G. Meyer
                             -------------------------------------------------
                             Francis G. Meyer
                             Senior Vice President and Chief Financial Officer
                              and a duly authorized signatory