Form 10-Q/A
period 1996-03-31
TERRA INDUSTRIES INC
filed 1996-09-20
CIK 722079

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A

                                Amendment No. 1

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

          Part II.  Other Information

  Item 6.   Exhibits
            (a) Exhibits
                27 Amended Financial Data Schedule for the three months ended March 31, 1996 as attached hereto [EDGAR filing only].

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TERRA INDUSTRIES INC.



  Date:  September 20, 1996    /s/ Francis G. Meyer
                               --------------------
                               Francis G. Meyer
                               Senior Vice President and Chief Financial Officer
                               and a duly authorized signatory