Form 10-Q
period 1996-09-30
TERRA INDUSTRIES INC
filed 1996-11-14
CIK 722079

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                         ------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1996, the following shares of the registrant's stock were outstanding:

     Common Shares, without par value                  74,716,994 shares




================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                      September 30,        December 31,        September 30,
                                                          1996                 1995                1995
                                                      -------------        ------------        -------------
ASSETS
Cash and short-term investments                       $   35,410            $  138,707          $   93,447
Accounts receivable, less allowance for
 doubtful accounts of $12,130, $10,626 and $11,481       379,107               178,738             407,113
Inventories                                              366,390               367,272             344,587
Deferred tax asset -- current                             23,768                23,768              43,992
Other current assets                                      72,885                55,511              59,421
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     877,560               763,996             948,560
------------------------------------------------------------------------------------------------------------------
Equity and other investments                              22,308                15,408              17,575
Property, plant and equipment, net                       792,990               694,358             667,180
Excess of cost over net assets of acquired businesses    296,294               308,414             313,050
Partnership distribution reserve fund                     18,480                18,480              18,480
Other assets                                              68,285                67,202              55,491
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $2,075,917            $1,867,858          $2,020,336
==================================================================================================================

LIABILITIES
Debt due within one year                              $  178,998            $   30,425          $  107,172
Accounts payable                                         223,658               203,400             248,789
Accrued and other liabilities                            208,248               222,298             164,354
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                610,904               456,123             520,315
------------------------------------------------------------------------------------------------------------------
Long-term debt                                           405,338               407,162             503,925
Deferred tax liability -- non-current                    124,121               111,871             117,583
Other liabilities                                        169,928               138,218             135,786
Minority interest                                        176,711               182,901             184,329
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                      1,487,002             1,296,275           1,461,938
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
   outstanding 74,764, 81,173 and 81,178 shares          127,534               133,970             133,969
Paid-in capital                                          549,755               631,195             631,192
Cumulative translation adjustment                           (234)                 (271)                191
Accumulated deficit                                      (88,140)             (193,311)           (206,954)
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               588,915               571,583             558,398
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $2,075,917            $1,867,858          $2,020,336
==================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per-share amounts)
                                  (unaudited)


                                      Three Months Ended                        Nine Months Ended
                                        September 30,                             September 30,
                                ---------------------------              ------------------------------
                                    1996            1995                     1996              1995
                                ---------------------------              ------------------------------
REVENUES
Net sales                        $456,678         $483,318                $1,911,851        $1,889,148
Other income, net                  14,860            8,947                    40,106            50,126
-------------------------------------------------------------------------------------------------------------
                                  471,538          492,265                 1,951,957         1,939,274
-------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                     343,105          357,143                 1,470,402         1,419,252
Selling, general and
 administrative expense            69,903           64,956                   224,109           196,737
Equity in earnings of
 unconsolidated affiliates         (3,718)          (2,602)                   (4,902)           (3,860)
Interest income                    (2,054)          (4,824)                   (5,781)          (10,887)
Interest expense                   16,123           17,797                    42,891            48,240
Minority interest                   9,220           10,660                    35,017            38,869
-------------------------------------------------------------------------------------------------------------
                                  432,579          443,130                 1,761,736         1,688,351
-------------------------------------------------------------------------------------------------------------

Income before income taxes and
 extraordinary items               38,959           49,135                   190,221           250,923
Income tax provision               15,057           19,900                    76,469           103,670
-------------------------------------------------------------------------------------------------------------

Income before
 extraordinary items               23,902           29,235                   113,752           147,253
Extraordinary loss on early
 retirement of debt                   ---           (4,338)                      ---            (4,338)
-------------------------------------------------------------------------------------------------------------
NET INCOME                       $ 23,902         $ 24,897                $  113,752        $  142,915
=============================================================================================================

EARNINGS PER SHARE:
Income before
 extraordinary items             $   0.32         $   0.36                $     1.45        $     1.81
Extraordinary loss on early
 retirement of debt                   ---            (0.05)                      ---             (0.05)
-------------------------------------------------------------------------------------------------------------
NET INCOME                       $   0.32         $   0.31                $     1.45        $     1.76
=============================================================================================================

WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING      75,370           81,443                    78,651            81,297
=============================================================================================================

CASH DIVIDENDS DECLARED
 PER SHARE                       $   0.04         $   0.03                $     0.11        $     0.07
=============================================================================================================


See accompanying Notes to the Consolidated Financial Statements.                                         3

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (in thousands)
                                  (unaudited)

                                                         Cumulative
                                  Common     Paid-In     Translation    Accumulated
                                  Shares     Capital     Adjustment       Deficit       Total
-----------------------------------------------------------------------------------------------
Balance at December 31, 1994     $133,770    $630,111      $(1,259)      $(344,193)    $418,429
    Exercise of stock options         194       1,071          ---             ---        1,265
    Stock incentive plan                5          10          ---             ---           15
    Translation adjustment            ---         ---        1,450             ---        1,450
    Dividends                         ---         ---          ---          (5,676)      (5,676)
    Net income                        ---         ---          ---         142,915      142,915
-----------------------------------------------------------------------------------------------
Balance at September 30, 1995    $133,969    $631,192      $   191       $(206,954)    $558,398
===============================================================================================

                                                         Cumulative
                                  Common     Paid-In     Translation    Accumulated
                                  Shares     Capital     Adjustment       Deficit       Total
-----------------------------------------------------------------------------------------------
Balance at December 31, 1995     $133,970    $631,195      $  (271)      $(193,311)    $571,583
    Exercise of stock options         141         517          ---             ---          658
    Stock repurchase               (6,798)    (84,585)         ---             ---      (91,383)
    Issuance of Common Shares         219       2,623          ---             ---        2,842
    Stock incentive plan                2           5          ---             ---            7
    Translation adjustment            ---         ---           37             ---           37
    Dividends                         ---         ---          ---          (8,581)      (8,581)
    Net income                        ---         ---          ---         113,752      113,752
-----------------------------------------------------------------------------------------------
Balance at September 30, 1996    $127,534    $549,755      $  (234)      $ (88,140)    $588,915
===============================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                                 1996         1995
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income                                                    $ 113,752    $ 142,915
Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization                                57,196       49,263
    Deferred income taxes                                        10,955       33,337
    Equity in earnings of unconsolidated affiliates              (4,902)      (3,860)
    Minority interest in earnings                                35,017       38,869
    Other non-cash items                                            696        4,486
Changes in current assets and liabilities, excluding
  working capital purchased:
    Accounts receivable                                        (197,332)    (252,685)
    Inventories                                                  10,643       (7,853)
    Other current assets                                          7,304      (18,029)
    Accounts payable                                             17,496       67,739
    Accrued and other liabilities                               (27,631)     (29,406)
    Unreimbursed Port Neal casualty                             (17,660)     (55,458)
Other                                                            (6,419)      18,794
------------------------------------------------------------------------------------
Net cash used in operating activities                              (885)     (11,888)
------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                              (11,551)     (12,185)
Port Neal plant construction                                    (84,996)     (93,433)
Insurance proceeds from plant casualty                           26,675       92,637
Purchase of property, plant and equipment                       (39,390)     (32,330)
Discontinued operations                                            (154)       5,242
Purchase of minority interest - TNCLP                               ---      (28,837)
Proceeds from investments                                           724          577
------------------------------------------------------------------------------------
Net cash used in investing activities                          (108,692)     (68,329)
------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                       150,259       53,175
Proceeds from issuance of long-term debt                            ---      200,000
Principal payments on long-term debt                             (3,510)    (225,111)
Stock repurchase/issuance, net                                  (90,719)       1,187
Distribution to minority interests                              (41,206)     (26,957)
Sale of subsidiary preferred stock to minority interests            ---       24,950
Debt issuance costs                                                 ---       (7,738)
Dividends                                                        (8,581)      (5,676)
------------------------------------------------------------------------------------
Net cash provided by financing activities                         6,243       13,830
------------------------------------------------------------------------------------
Foreign exchange effect on cash and short-term investments           37        1,450
------------------------------------------------------------------------------------
Decrease in cash and short-term investments                    (103,297)     (64,937)
Cash and short-term investments at beginning of period          138,707      158,384
------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD              $  35,410    $  93,447
====================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1995 Annual Report to Stockholders.

2. Per-share data are based on the weighted average number of Common Shares that would become outstanding after allowing for the exercise of outstanding stock options.

3.   Inventories consisted of the following:

                               September 30,     December 31,     September 30,
          (in thousands)           1996              1995             1995
          ---------------------------------------------------------------------
          Raw materials         $ 48,891          $ 36,499         $ 36,013
          Finished goods         317,499           330,773          308,574
          ---------------------------------------------------------------------
          Total                 $366,390          $367,272         $344,587
          =====================================================================

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

     The $4 million received pursuant to the Methanol Hedging Agreement is being recognized as income over the term of the agreement. No amounts have been paid or are presently accrued under the terms of the agreement. The estimated fair value of the agreement, representing the amount that the Corporation would expect to pay at September 30, 1996 to liquidate the agreement for its remaining term, is less than $1 million.

6. On December 13, 1994, the Corporation's Port Neal facility in Iowa was extensively damaged as a result of an explosion. There were four employee fatalities plus injuries to other people and property damage. Insurance was in force to cover the Corporation's property damage, business interruption and third party liability claims. A $7 million pretax charge was recorded in 1994 for expected uninsured costs associated with the incident, including deductibles. As of September 30, 1996, the Corporation had received interim payments of $203.3 million on its insurance claims. The Corporation is in discussions with its insurers concerning additional insurance proceeds to which the Corporation believes it should be entitled. Estimated lost profits recoverable under the business interruption policy are being included in income. Insurance proceeds received under the Corporation's property damage claim are being deferred pending final settlement of the claim. The Corporation has invested additional funds for enhancements and improvements at the Port Neal facility.

     The Corporation expects to record a substantial non-recurring gain, representing the difference between the property insurance settlement on the Port Neal facility with the Corporation's insurers and the carrying value of the facility at the time of the explosion. The amount of the gain will be dependent on final construction, clean-up expenditures and the settlement reached with the Corporation's insurance carriers. As of September 30, 1996, $109 million has been recorded as a deferred gain and is included in other liabilities.

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

     The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1996, 1997 and 1998, consistent with its policy mentioned above. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $22.7 million as of September 30, 1996. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement. As of September 30, 1995 unrealized losses from forward pricing positions totaled $13.8 million.

     For the 1996 first nine months, natural gas hedging activities produced cost savings of approximately $55.5 million. Conversely, for the comparable 1995 period, natural gas hedging increased cost by approximately $28.9 million.

8. During December 1995, the Corporation amended its credit agreement to provide revolving credit facilities of up to $375 million for domestic working capital needs and other corporate purposes. Bank term loans outstanding were converted into advances under the amended credit agreement. There was $158.0 million outstanding at September 30, 1996. Interest on borrowings under this line is charged at current market rates.

9. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock Based Compensation." Beginning in 1996, SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of employee compensation expense related to stock compensation based on the fair value of the equity instrument granted. Companies that do not adopt the fair value recognition provisions of SFAS 123 and continue to follow the existing APB Opinion 25 rules to recognize and measure compensation, will be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the Corporation elected to follow the fair value recognition of SFAS 123. The Corporation will continue to apply APB Opinion 25 to its stock-based compensation awards to employees and will disclose annually the required pro forma effect on net income and earnings per share. The impact on the Corporation's financial position and results of operations is not material.

10. On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the ensuing fifteen months. As of September 30, 1996 the Corporation had repurchased 6,798,000 shares for $91.4 million.

11. On August 20, 1996, the Corporation, through Terra Funding Corporation ("TFC"), a beneficially owned subsidiary of the Corporation and a limited purpose corporation, entered into an agreement with a large financial institution to sell an undivided interest in its accounts receivable. Under the agreement, which expires August 20, 1999, the Corporation may sell without recourse an undivided interest in a designated pool of its accounts receivable and receive up to $150 million in proceeds. Undivided interests in new receivables may be sold as amounts are collected on previously sold interests. As of September 30, 1996, the proceeds of the uncollected balance of accounts receivable sold totaled $150 million. The Corporation pays a monthly discount fee on the outstanding amount of the accounts receivable sold which is included in interest expense in the Consolidated Statements of Income. TFC's assets are owned directly by TFC which is a separate legal entity with creditors who have received security interests in those assets.

12. In June 1996, the Financial Accounting Standards Board issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting and reporting standards for such transfers. The Corporation will adopt SFAS 125 effective January 1, 1997 as required. The impact on the Corporation's financial position and results of operations is not expected to be material.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH
                       QUARTER ENDED SEPTEMBER 30, 1995

CONSOLIDATED RESULTS

The Corporation reported net income of $23.9 million, or $0.32 per share, on revenues of $471.5 million for the third quarter of 1996 compared with net income of $24.9 million, or $0.31 per share, on revenues of $492.3 million in 1995. The 1995 third quarter results include an extraordinary loss of $4.3 million, or $0.05 per share, on early retirement of debt.

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

Total revenues and operating income (loss) for the three month periods ended September 30, 1996 and 1995 were as follows:

(in thousands)                                               1996                1995
-----------------------------------------------------------------------------------------
REVENUES:
Distribution                                               $306,705            $323,189
Nitrogen Products                                           146,721             137,272
Methanol                                                     35,634              40,200
Other - net of intercompany eliminations                    (17,522)             (8,396)
-----------------------------------------------------------------------------------------
                                                           $471,538            $492,265
=========================================================================================
OPERATING INCOME:
Distribution                                               $  6,398            $  3,757
Nitrogen Products                                            49,980              53,007
Methanol                                                      6,765              16,461
Other expense - net                                            (895)               (457)
-----------------------------------------------------------------------------------------
                                                             62,248              72,768
Interest expense -net                                       (14,069)            (12,973)
Minority interest                                            (9,220)            (10,660)
-----------------------------------------------------------------------------------------
Total from operations                                      $ 38,959            $ 49,135
=========================================================================================

Volumes and prices for the three month periods ended September 30, 1996 and 1995 were as follows:


VOLUMES AND PRICES
(excludes the Distribution segment)                                1996                        1995
------------------------------------------------------------------------------------------------------------
                                                            Sales     Average           Sales     Average
(quantities in thousands)                                  Volumes   Unit Price        Volumes   Unit Price
------------------------------------------------------------------------------------------------------------
Ammonia (tons)                                               294       $ 168             290       $ 178
Nitrogen solutions (tons)                                    817       $  87             574       $  93
Urea (tons)                                                  127       $ 162             167       $ 171
Methanol (gallons)                                        79,161       $0.45          65,263       $0.62
------------------------------------------------------------------------------------------------------------

DISTRIBUTION

Revenues for the Distribution segment were $306.7 million during the 1996 third quarter compared with $323.2 million for the third quarter of 1995. Increased sales in Northern markets resulting from a late start to the planting season were more than offset by lower sales in Southern markets attributed to a shift from cotton to corn acres and reduced insect pressure from 1995 levels. Fertilizer revenues increased $3.8 million or 10.6% and seed revenues increased $1.5 million or 22.1% while crop protection products revenues decreased $28.0 million or 10.9% for the third quarter 1996 compared with the same period a year ago. Application revenue and customer service charges for the 1996 third quarter increased $2.2 million and $0.8 million, respectively, over 1995.

Distribution operating income amounted to $6.4 million for the third quarter of 1996 compared with $3.8 million for the third quarter of 1995. Higher sales volumes contributed to a $2.2 million increase in fertilizer gross profit for 1996 compared with the 1995 third quarter. A decline in crop protection products gross profit of $2.0 million was due to lower sales volumes partially offset by higher margins. Higher margins for seed more than offset lower sales volumes to contribute $0.8 million to operating income. Equity earnings of affiliates, application income and customer service charges added $4.2 million to operating income for the quarter. Selling, general and administrative expenses increased by $2.9 million for the 1996 third quarter from an expanded sales force and additional equipment to meet the demands of the 1996 selling season.

NITROGEN PRODUCTS

Revenues of the Nitrogen Products segment increased $9.4 million to $146.7 million for the third quarter of 1996 compared with the 1995 quarter primarily due to higher nitrogen solutions sales volumes partially offset by lower prices. The increase in nitrogen solutions sales volumes was due to the startup of the Port Neal nitrogen solutions plant in May 1996, a late spring planting season and fall dealer requirements. Urea sales volumes declined as a result of a maintenance turnaround performed at the Blytheville plant and reduced shipments for wheat pre-plant application during the third quarter of 1996.

Operating income for the Nitrogen Products segment was $50.0 million for the third quarter of 1996 compared with $53.0 million for the third quarter of 1995. The decline in market prices reduced operating income by $8.1 million, offset by an increase in sales volumes and favorable natural gas costs of $1.5 million.

METHANOL

Methanol revenues were $35.6 million for the 1996 third quarter compared with $40.2 million for the 1995 third quarter. Revenues for the 1995 third quarter include the benefit of reversing $12.6 million of the methanol hedge accrual recorded earlier. Excluding the effect of the 1995 methanol hedge, revenues increased by $8.0 million due to a combination of higher volumes and prices. An increase in sales volumes of 13.9 million gallons or 21.3% contributed $5.9 million to revenues.

Operating income for the methanol segment was $6.8 million and $16.5 million, respectively, for the quarters ended September 30, 1996 and 1995. The methanol hedge agreement and an increase in sales volume effected operating income as discussed above.

OTHER OPERATING EXPENSE - NET

Other operating expense was $0.9 million in the 1996 third quarter compared with $0.5 million in the comparable 1995 period. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs.

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $14.1 million in 1996 third quarter compared with $13.0 million in 1995. Net interest expense increased due to increased short-term borrowings to fund current operations.

INCOME TAXES

Income taxes for the third quarter 1996 were recorded at an effective tax rate of 38.6%, compared with 40.5% for the third quarter 1995. The reduction in the effective tax rates is due to lower state income taxes for the 1996 quarter in comparison with 1995.

               NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

CONSOLIDATED RESULTS

The Corporation reported net income of $113.8 million, or $1.45 per share, on revenues of $1.95 billion for the first nine months of 1996 compared with net income of $142.9 million, or $1.76 per share, on revenues of $1.94 billion in the first nine months of 1995. The 1995 results included an extraordinary loss on early retirement of debt of $4.3 million, or $0.05 per share.

Total revenues and operating income (loss) for the nine month periods ended September 30, 1996 and 1995 were as follows:


(in thousands)                                     1996         1995
-----------------------------------------------------------------------
REVENUES:
Distribution                                    $1,411,351   $1,336,736
Nitrogen Products                                  490,558      476,938
Methanol                                            94,194      153,817
Other - net of intercompany eliminations           (44,146)     (28,217)
-----------------------------------------------------------------------
                                                $1,951,957   $1,939,274
=======================================================================
OPERATING INCOME:
Distribution                                    $   51,953   $   60,146
Nitrogen Products                                  200,043      200,769
Methanol                                            12,409       69,993
Other expense - net                                 (2,057)      (3,763)
-----------------------------------------------------------------------
                                                   262,348      327,145
Interest expense - net                             (37,110)     (37,353)
Minority interest                                  (35,017)     (38,869)
-----------------------------------------------------------------------
Total from operations                           $  190,221   $  250,923
=======================================================================


Volumes and prices for the nine month periods ended September 30, 1996 and 1995 were as follows:


VOLUMES AND PRICES
(excludes the Distribution segment)                  1996                 1995
----------------------------------------------------------------------------------------
                                              Sales      Average     Sales     Average
(quantities in thousands)                    Volumes   Unit Price   Volumes   Unit Price
----------------------------------------------------------------------------------------
Ammonia (tons)                                   940     $  183        817    $   203
Nitrogen solutions (tons)                      2,281     $   97      1,923    $    97
Urea (tons)                                      409     $  179        487    $   186
Methanol (gallons)                           231,508     $ 0.41    216,696    $  0.71
----------------------------------------------------------------------------------------

DISTRIBUTION

Distribution revenues for the nine months ended September 30, 1996 increased by 5.6% to $1.4 billion from the comparable 1995 period. The expansion of the distribution network contributed $58.9 million to the increase in revenues for all product lines. Revenues at existing locations for fertilizers and seed increased $4.8 million and $10.2 million, respectively. Crop protection products revenues at existing locations declined by $8.0 million for the first nine months of 1996 in comparison with the 1995 due to adverse weather conditions, change in mix of crops and the economic condition of some growers. Application revenues and customer service charges contributed $4.8 million and $2.4 million, respectively, to the revenue growth.

Operating income for the Distribution segment amounted to $52.0 million for the 1996 nine months in comparison with $60.1 million for the first nine months of 1995. Gross profit increased by $6.5 million due to the expansion of the distribution network and by $1.9 million at existing locations for the first nine months of 1996 compared with 1995. Offsetting the gross profit increase was a $25.8 million increase in selling, general and administrative expenses for the first nine months of 1996 versus the prior year comparable period. Bad debt provisions increased $4.9 million in 1996 as a result of two consecutive years of drought conditions across the Southern market. The growth of the Distribution network to 394 locations from 375 in 1995 increased selling expenses by $7.8 million. An expanded sales force and extra equipment at existing locations to meet expected demands for services and products in the 1996 season contributed to increases in compensation, depreciation and operating and maintenance expenses.

NITROGEN PRODUCTS

Nitrogen Products revenues increased $13.6 million to $490.6 million for the nine months ended September 30, 1996 in comparison with the similar period in 1995 due to greater sales volumes for ammonia and nitrogen solutions partly offset by lower sales volumes for urea and lower prices for ammonia. Ammonia and nitrogen solutions sales volumes increased as a result of the startup of the Port Neal manufacturing plant which began producing ammonia in December 1995 and nitrogen solutions in May 1996. Included in 1995 revenues were estimated lost profits which would have been generated by the Port Neal plant and were covered by business interruption insurance.

Nitrogen Products operating income for the nine months ended September 30, 1996 of $200.0 million approximated the similar 1995 period. Gross profits in 1996 from the startup of the Port Neal plant approximated business interruption insurance for Port Neal in 1995. Price declines of $16.6 million were more than offset by natural gas cost savings of $23.3 million for the nine months ended September 30, 1996 compared with 1995. The use of financial derivatives to forward price natural gas costs more than offset an approximate 45% increase in the spot market price of natural gas for the first nine months of 1996 in comparison with the first nine months of 1995. In addition, the 1996 period included severance costs of $4.2 million at the Courtright manufacturing plant.

METHANOL

Methanol revenues for the nine months ended September 30, 1996 and 1995 totaled $94.2 million and $153.8 million, respectively. The lower revenues reflect significantly lower prices. Average prices were $0.41 in 1996 and $0.71 in 1995 resulting in a decrease to revenues of $70.6 million. Sales volumes increased
14.8 million gallons or 6.8% for the first nine months of 1996 as compared with 1995.

Methanol operating income for the 1996 first nine months was $12.4 million, while 1995 operating income was $70.0 million. Lower prices reduced methanol operating income by $70.6 million compared with the nine months ended September 30, 1995. Higher sales volumes and lower natural gas costs offset a portion of the pricing shortfall. Natural gas costs were lower as the use of financial derivatives to forward price a majority of the natural gas requirements offset an approximate 45% increase in the spot market price of natural gas for the first nine months of 1996 in comparison with the first nine months of 1995.

OTHER OPERATING EXPENSE - NET

Other operating expense was $2.1 million in the first nine months of 1996 compared with $3.8 million in 1995. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs. Other operating expenses in the first nine months of 1995 included consulting fees related to the partial acquisition of the TNCLP minority interest and revised financing arrangements.

INTEREST EXPENSE - NET

Net interest expense of $37.1 million approximated 1995 amounts for the nine months ended September 30, 1996.

INCOME TAXES

Income tax expense was recorded at an effective rate of 40.2% for the first nine months of 1996 compared with 41.3% in the 1995 first nine months. The reduction in the effective tax rates is due to lower state income taxes in 1996 as compared with 1995.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make quarterly distributions to minority interests, disburse quarterly dividends on common stock, make capital expenditures and acquisitions, and fund repurchases of its common stock. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities. The Corporation believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

Cash used for operations in the first nine months of 1996 was $885,000. Net proceeds received from the sale of receivables (see Note 11 to the Consolidated Financial Statements) are included in cash flows from operating activities and amounted to $100 million. Working capital balances, exclusive of the accounts receivable sold increased $289.5 million for the first nine months of 1996 due to the seasonal nature of the Corporation's operations. The Corporation has available a $375 million revolving credit facility for domestic working capital needs. As of September 30, 1996, $158.0 million was outstanding under this facility.

Cash used for investing activities was $108.7 million in the first nine months of 1996, $85.0 million was used to rebuild the Port Neal manufacturing plant while $39.4 million funded other investments in plant and equipment. Cash used for acquisitions represents amounts paid to acquire new locations for the Corporation's distribution network. The Corporation has received $203 million in advances from its insurers ($26.7 million in the nine months ended September 30, 1996) related to the Port Neal casualty. The Corporation is in discussions with its insurers and expects that additional proceeds will be received in connection with the insurance claim.

The rebuild of the Port Neal manufacturing plant is substantially complete. The Corporation began construction in the third quarter of 1996 on a $23 million nitric acid plant at Port Neal with the facility expected to be fully operational by the end of 1997. The Corporation expects 1996 capital expenditures, exclusive of expenditures related to the Port Neal casualty and the acquisition of retail distribution locations, to approximate $50 million consisting of the expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities. Additionally, the Corporation has a lease financing agreement in connection with its Courtright, Ontario nitrogen manufacturing plant which includes an option to purchase the plant during the lease term. The Corporation intends to exercise the lease purchase option during the fourth quarter of 1996 for $55 million.


In May 1995, the Board of Directors of the Corporation approved an open market purchase program pursuant to which the Corporation may purchase up to five million Senior Preference Units in Terra Nitrogen Company, L.P. from time to time at prices and in quantities determined by the Corporation's management. There were no repurchases in the first nine months of 1996.

On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the ensuing fifteen months. As of September 30, 1996, the Corporation had repurchased 6.8 million shares for $91.4 million.

During the first nine months of 1996, the Corporation distributed $5.96 per unit, or $39.7 million, to minority Senior Preference Unitholders, paid a dividend rate of 7.86%, or $1.5 million, to minority preferred stock shareholders, and paid a dividend of $0.11 per Common Share which totaled $8.6 million.

Cash balances at September 30, 1996 were $35.4 million of which $8.7 million is used to collateralize letters of credit supporting recorded liabilities.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A) EXHIBITS


            4.5 Consent and Amendment No. 2 dated as of July 31, 1996 to Amended and Restated Credit Agreement dated as of December 14, 1995 among Terra Industries Inc., Terra Capital, Inc. Terra Nitrogen, Limited Partnership, Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A.

            10.12 Receivables Purchase Agreement dated as of August 20, 1996 among Terra Funding Corporation, Terra Capital, Inc., Certain Financial Institutions and Bank of America National Trust and Savings Association, without exhibits or schedules.

            10.13 Purchase and Sale Agreement dated as of August 20, 1996 among Terra International, Inc., Terra Nitrogen, Limited Partnership, Beaumont Methanol, Limited Partnership, Terra Funding Corporation and Terra Capital, Inc., without exhibits or schedules.

            27      Financial Data Schedule [EDGAR filing only]

        (B) REPORTS ON FORM 8-K

            None


                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TERRA INDUSTRIES INC.


Date: November 14, 1996                /s/ Francis G. Meyer
                                       -----------------------------------------
                                       Francis G. Meyer
                                       Senior Vice President and Chief Financial
                                        Officer and a duly authorized signatory