Form 10-K405
period 1996-12-31
TERRA INDUSTRIES INC
filed 1997-03-14
CIK 722079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number: 1-8520

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

      10 1/2% Senior Notes Due 2005                        N/A

Securities registered pursuant to Section 12(g) of the Act:    None

                                 ______________

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at December 31, 1996, was approximately $470,000,000.

       On December 31, 1996, Registrant's outstanding voting stock consisted of 75,010,076 Common Shares, without par value.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1996. Certain information therein is incorporated by reference into Part I,
Part II and Part IV hereof.

Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 29, 1997. Certain information therein is incorporated by reference into
Part III hereof.

                               TABLE OF CONTENTS

                                    PART I
                                    ------

Items 1 and 2.  BUSINESS AND PROPERTIES.....................................  1

Item 3.         LEGAL PROCEEDINGS........................................... 11

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 11

                EXECUTIVE OFFICERS OF THE COMPANY........................... 12

                                    PART II
                                    -------

Item 5.         MARKET FOR TERRA INDUSTRIES' COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS....................................... 13

Item 6.         SELECTED FINANCIAL DATA..................................... 13

Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS................................. 13

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................. 14

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.................................. 14

                                   PART III
                                   --------

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............. 14

Item 11.        EXECUTIVE COMPENSATION...................................... 14

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................ 14

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 14

                                    PART IV
                                    -------

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.................................................. 14

SIGNATURES.................................................................. 20

INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS............... S-1

                                    PART I

Items 1 and 2.  BUSINESS AND PROPERTIES.

     Terra Industries Inc., a Maryland corporation ("Terra" or the "Company"), conducts its ongoing operations in North America primarily through its subsidiaries. The Company's principal operating subsidiaries include Terra International, Inc., an indirect wholly owned subsidiary ("Terra International"), Terra International (Canada) Inc., a wholly owned subsidiary of Terra International ("Terra Canada"), Beaumont Methanol, Limited Partnership, an indirect wholly owned subsidiary ("BMLP"), Terra Nitrogen Corporation, an indirect wholly owned subsidiary ("TNC"), and Terra Nitrogen, Limited Partnership ("TNLP"). TNC is TNLP's sole general partner and owns, directly or indirectly, approximately 60% of TNLP. Approximately 5% of TNLP is indirectly owned by another wholly owned subsidiary of the Company and approximately 35% of TNLP is indirectly owned by other limited partners in the form of publicly traded units of Terra Nitrogen Company, L.P. ("TNCLP"). TNCLP is the 99% limited partner of TNLP. Unless otherwise referred to herein or the context otherwise requires, references to the "Company" or "Terra" shall mean Terra Industries Inc., including, where the context so requires, its direct and indirect subsidiaries. The principal corporate office of the Company is located at Terra Centre, 600 Fourth Street, Sioux City, Iowa 51102-6000 and its telephone number is 712-277-1340.

General

     The Company is a leader in each of its three business segments: (i) the distribution of crop production products and services, (ii) the manufacture and marketing of nitrogen products and (iii) the manufacture and marketing of methanol. The Company owns and operates the largest independent farm service center network in North America and is the second largest supplier of crop production products in the United States. The Company is also one of the largest producers of anhydrous ammonia and nitrogen solutions in the United States and Canada. In addition, the Company is one of the largest U.S. manufacturers and marketers of methanol.

     The Company's distribution network serves the United States and eastern region of Canada and includes, as of December 31, 1996:

         . 393 farm service centers and

         . 840 affiliated dealer locations.

     The Company's production facilities are comprised of:

         .five nitrogen fertilizer plants, which are located in Oklahoma (the
          "Woodward Facility" and the "Verdigris Facility"), Iowa (the "Port Neal Facility"), Ontario, Canada (the "Courtright Facility") and Arkansas (the "Blytheville Facility");

         .a methanol production plant, which is located in Texas (the "Beaumont
          Facility") (the Woodward Facility also includes methanol production capacity);

         .a crop protection products formulation plant, which is located in Arkansas (the "Blytheville Formulation Facility"); and


         .seven additional liquid crop protection product formulation facilities.

     For certain financial information regarding the Company's industry segments (Distribution, Nitrogen Products and Methanol), see Note 21 to the Company's Consolidated Financial Statements incorporated herein.

Distribution

     The Company's farm service center network is a distribution and marketing system for a comprehensive line of fertilizers, crop protection products, seed and services. The Company's customers are primarily farmers and dealers located in the midwestern and southern regions of the United States, and the eastern region of Canada.

     Products. The Company markets a comprehensive line of crop protection products (herbicides, insecticides, fungicides, adjuvants, plant growth regulators, defoliants, desiccants and other products), fertilizer (nitrogen, phosphates, potash and micronutrients) and seed.

     Although most crop protection products marketed by the Company are manufactured by unaffiliated suppliers, the Company also markets its own Riverside(R) brand products. Riverside(R) products represented approximately 14% of the Company's total crop protection product sales in 1996. As of December 31, 1996, the Riverside(R) line included approximately 170 products, of which 13 were added in 1996. The Riverside(R) line of products consists of herbicides, insecticides, fungicides, adjuvants, seed treatments, plant growth regulators, defoliants and desiccants. The majority of Riverside(R) products are formulated or packaged in facilities owned by the Company. The Riverside(R) line includes several formulations produced exclusively by the Company, but does not include patented agricultural chemicals. Riverside(R) products generally provide higher margins for the Company than products manufactured by unaffiliated suppliers. The sale of such products, however, involves additional indirect costs, including the cost of maintaining inventory, disposing of excess inventory and potentially greater liability for product defects. The Company possesses and processes the registrations required by the EPA for Riverside(R) pesticide products.

     The Company markets several major seed brands and, in its United States marketing area, is one of the largest independent seed distributors. The Company focuses marketing efforts on proprietary Terra brand corn hybrids, soybean, wheat and cotton seed varieties, which generally provide higher margins. These products represented approximately 15% of the Company's total seed sales in 1996. The Company also features DEKALB brand seed in the Midwest.

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

     Terra has made a strong commitment to its customers by taking an active role in "precision agriculture". Precision agriculture relies on global positioning satellites to identify site-specific locations in a field where soil sampling shows that specific nutrients are needed. Variable rate applicators and yield monitors apply crop inputs and record yields using the same satellite data. The Company has invested in hardware, software and people to meet the demand of its Precision in Agriculture/TM/ program.

     In connection with product sales to dealers, the Company provides warehousing and delivery services. For selected dealer customers, the Company offers a service package called MarketMaster/TM/. The package includes environmental and safety audits, business management and agronomic training courses, access to the Company's Ag

Analytical Services laboratory, use of the CropMaster(R) program and other services. The Company had 464 MarketMaster/TM/ dealer sites as of December 31, 1996.

     Marketing and Distribution. The Company markets its products primarily to agricultural customers, including both dealers and growers. For 1996, approximately 73% of the Company's distribution revenues were attributable to grower sales through farm service center locations and approximately 27% were attributable to sales to dealers.

     The Company also markets its products through its Professional Products(R) group to non-farm customers, including turf growers, nurseries, golf courses, parks, athletic facilities and utility companies. The Company offers these customers herbicides, insecticides, fungicides, fertilizer, adjuvants, plant growth regulators, seed and agronomic services. The Professional Products(R) personnel generally utilize the Company's farm service centers, for delivery, billing and other systems and services.

     The Company's distribution operations are organized into Northern, Southern and Western Divisions, which as of December 31, 1996 are divided into 12 separate geographical regions for management purposes. Field personnel receive regular training through Terra University(R), a series of courses designed to develop skills in agronomy, management, sales, environmental responsibility, personal safety and crop inputs application. The field salespeople are supported by the Ag Analytical Services laboratory, a staff of technical service representatives and research stations where the efficacy of various crop protection products and the performance of numerous seed varieties are tested.

     Properties. The Company's farm service centers are located on a combination of owned and leased properties and a majority of the buildings and other improvements thereon are owned in fee. The leases have varying expiration dates through the year 2007. The Company also leases or, in some cases, owns a number of additional fertilizer storage facilities and various rolling stock equipment.

     Product Formulations. The Company's Blytheville Formulation Facility formulates dry flowable ("DF") crop protection products and liquid crop protection products in separate production processes at the same location. DF formulations are dry, water-dispersible granules that are mixed with water before application. Liquid formulations are water based or solvent based products that are also mixed with water before application. As of December 31, 1996, the Blytheville Formulation Facility formulated five DF products and eight liquid products. Approximately 30% of the plant's volume in 1996 was attributable to the Company's own Riverside(R) brand product line. The Blytheville Formulation Facility is owned in fee.

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

     UAN. The Company produces UAN at all five of its fertilizer manufacturing facilities. The Verdigris Facility in Oklahoma is the largest UAN production facility in North America. UAN is produced by combining liquid urea and liquid ammonium nitrate in water. The nitrogen content of UAN is typically 28% to 32% by weight. UAN is a liquid fertilizer and, unlike ammonia, is generally odorless and does not need to be refrigerated or pressurized for transportation or storage.

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

     The Company's sales mix of its three principal nitrogen products for the years ended December 31, 1996, 1995 and 1994 (including TNLP on a pro forma basis) was approximately (based on tons sold):

                                      1996     1995     1994
                                      ----     ----     ----
                    Ammonia           23%      25%      25%
                    Urea              13%      14%      16%
                    UAN               64%      61%      59%

     Plants. All the Company's plants are integrated facilities for the production of ammonia, liquid urea and UAN. In addition, the Blytheville Facility produces granular urea and the Courtright Facility produces solid ammonium nitrate and granular urea. The following nitrogen fertilizer facilities are operated by the Company:

                                   Gross Annual Ammonia       Year when Terra first      Year facility
                                 Production Capacity (tons)     acquired interest            built
                                 --------------------------     -----------------            -----
Port Neal Facility (Iowa)                  345,000                    1965                   1967*
Woodward Facility (Oklahoma)               390,000**                  1976                   1978
Courtright (Canada)                        480,000                    1993                   1985
Verdigris Facility (Oklahoma)            1,050,000                    1994
  First ammonia and UAN plant                                                                1975
  Second ammonia plant                                                                       1977
  Second UAN plant                                                                           1979
Blytheville Facility (Arkansas)            420,000                    1994
  Ammonia plant                                                                              1967
  Urea plant                          ---------------                                        1975
          TOTAL                          2,685,000

 * This facility was substantially rebuilt in 1995 and 1996.
** Ammonia capacity depends, in part, on desired rate of methanol production at this facility.

     Each of the Company's five fertilizer manufacturing facilities is designed to operate continuously, except for planned biennial shutdowns for maintenance and installation of efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on stream factors) of the Company's fertilizer manufacturing facilities for each of the years ended December 31, 1996, 1995 and 1994, in the aggregate, was approximately 101%, 97% and 95%, respectively.

     The Port Neal Facility was the site of a major explosion on December 13, 1994. An investigative committee formed by the Company, which included independent experts, determined that the explosion was caused primarily by a defect in the design of the nitric acid sparger in the neutralizer vessel of the ammonium nitrate plant. The Company repaired the facility, with ammonia production resuming in December 1995 and the urea and UAN upgrading facilities production resuming in May 1996. Property damage and business interruption insurance payments received thus far have been used, in part, for the plant repair and to recover lost profits. The Company is in discussions with its insurers as to additional insurance proceeds to which the Company believes it should be entitled. Terra has invested additional funds for other enhancements and improvements at the Port Neal Facility.

     In August 1996, the Company announced a $23 million capital project to increase annual nitric acid production which will increase UAN production to 810,000 tons from 490,000 tons at the Port Neal Facility. The project is currently expected to be operational by the end of 1997.

     The Company owns in fee the real estate on which the Port Neal Facility is located and has a 75% ownership interest in the related improvements after transferring the improvements in September 1995 to a subsidiary, Port Neal Holdings, Inc., that was structured to finance and complete the reconstruction of such facility through its wholly owned subsidiary, Port Neal Corporation. Various agreements between the Company and certain subsidiaries were entered into with Port Neal Holdings, Inc. and/or Port Neal Corporation in connection with this series of transactions, including intercompany debt obligations and lease arrangements.

     The Woodward Facility is owned in fee.

     The Courtright Facility's liquid urea and granulation capacities increased as a result of a $32 million plant upgrade project substantially completed in early 1996 and fully completed in July 1996. The project enables the upgrade of up to 65,000 tons of ammonia annually into urea and UAN. The Company owns the Courtright Facility in fee after exercising a $55 million purchase option under its lease financing agreement in late 1996.

     Located at the Verdigris Facility are two ammonia plants, two nitric acid plants and two UAN plants and the Port Terminal. The plants are owned in fee by TNLP, while the Port Terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest is scheduled to expire in April 1999, and TNLP has the option to renew the lease for two additional, consecutive terms of five years each.

     The Blytheville Facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN plant. The UAN plant began production in late 1994. The ammonia plant at the Blytheville Facility is leased from the City of Blytheville at a nominal annual rental. The lease term is scheduled to expire in November 1999, and TNLP has the option to extend the lease for twelve successive terms of five years each at the same rental rate. TNLP has the unconditional right to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The lease is scheduled to expire in November 1999, and TNLP has the option to renew the lease for four successive periods of five years each at a nominal annual rental. TNLP also has an option to purchase the urea plant for a nominal price.

     Marketing and Distribution. The Company's principal customers for its manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. Industrial customers accounted for approximately 12.5% of the Company's 1996 total tons of its manufactured nitrogen products. In 1996, approximately 11% of the Company's fertilizer production tonnage was supplied to its farm service center locations for sale to growers, while the rest was sold to outside customers. In 1996, no outside customer accounted for greater than 10% of total manufactured nitrogen fertilizer revenues.

     The Company's production facilities, combined with significant storage capacity in about 60 locations, throughout the Midwestern U.S. and in other major fertilizer consuming regions allow it to be a major supplier of nitrogen fertilizers.

Methanol

     The Company substantially increased its participation in the methanol industry in October 1994 with the acquisition of the Beaumont Facility. The Company has approximately 320 million gallons of annual methanol production capacity, representing approximately 13% of the total United States rated capacity in production at the end of 1996.

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

     Plants. During the first half of 1994, the Company completed the capital improvements necessary for optional production of methanol, offsetting up to about 25% of the Woodward Facility's ammonia capacity. The design of the Woodward Facility enabled this conversion to be accomplished for approximately $16 million of capital spending, which the Company believes is approximately half the capital cost required to convert most other ammonia plants to methanol production. The Company has up to about 40 million gallons of annual methanol capacity at the Woodward Facility and this facility produced 25 million, 36 million and 31 million gallons in each of 1994, 1995 and 1996, respectively. This facility is owned by the Company in fee.

     The Beaumont Facility is the largest methanol production plant in the United States, with approximately 280 million gallons of annual methanol capacity. This facility produced 286 million, 263 million and 280 million gallons in each of 1994, 1995 and 1996, respectively. The plant and processing equipment at the Beaumont Facility are owned by BMLP, and the land is leased from E.I. du Pont de Nemours and Company ("DuPont"), for a nominal annual rental under a lease agreement which expires in 2090. Because the Beaumont Facility is entirely contained in a complex owned and operated by DuPont (the "Beaumont Complex"), BMLP depends on DuPont for access to the Beaumont Facility. BMLP also relies on DuPont for access and certain essential services relating to the wharf located at the Beaumont Complex through which most of the finished methanol product is shipped to customers. BMLP also depends on DuPont for access to the pipelines used to transport methanol and to obtain natural gas, as well as for certain utilities and waste water treatment facilities and other essential services.

     Marketing and Distribution; Contracts. Methanol customers are primarily large chemical or MTBE producers located in the United States; however, some product is exported to, for example, Central and South America.

     BMLP has a number of long-term methanol sales contracts, the most significant of which is with DuPont. In 1996, BMLP sold approximately 62% of its production under such contracts. At December 31, 1996, BMLP had contracted to sell approximately 63% of its 1997 scheduled production at prices indexed to published sources. Most of the these sales contracts (other than the DuPont Contract) cover fixed volumes and have terms of up to three years.

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

     Under a methanol hedging agreement, BMLP received a $4 million lump sum payment in exchange for agreeing to make payments based on the market prices of methanol and natural gas for the periods October 20, 1994 to December 31, 1995, calendar year 1996 and calendar year 1997. No payment was due for the initial period or for calendar year 1996. BMLP will be required to make a payment under the methanol hedging agreement if 1997 methanol prices are high relative to natural gas prices as compared with historical price levels. Through the Beaumont Facility and the Company's other methanol production capabilities, the Company will benefit from such market price differences at any time it is required to make payments under such agreement. As a result of making such payments, however, BMLP will not benefit fully from any increases in the price of methanol during the term of the methanol hedging agreement.

Credit

     A substantial portion of the Company's sales to its grower and dealer customers is made on credit terms customary in the industry. The Company also maintains a grower financing program to provide secured, interest-bearing financing to qualified grower customers for their operating and crop input requirements on extended payment terms. The Company provided approximately $65 million in 1994, $88 million in 1995 and $66 million in 1996 in credit lines to grower customers under this program. Although there is additional credit risk associated with the grower finance program, it is mitigated through a well defined application, screening and approval process.

     The Company's bad debt experience is affected by the financial condition of its customers which, in turn, is affected by weather conditions, insect pressure and other factors. Bad debt write offs were $2.8 million in 1994, $7.3 million in 1995 and $17.9 million in 1996. This increase is due principally to two years of drought conditions in the South and mid-South regions of the U.S.

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

     The agricultural crop production products business can also be volatile as a result of a number of other factors, the most important of which, for U.S. markets, are weather patterns and field conditions (particularly during periods of high fertilizer consumption), quantities of fertilizers imported to and exported from North America and current and projected grain inventories and prices, which are heavily influenced by U.S. exports and world-wide grain markets. U.S. governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices. The U.S. farm bill passed in 1996 put an end to acreage reduction and production control measures, allowing farmers more flexibility in planting. Because of factors which are outside of the Company's control, including the production capacity of competitors, there can be no assurance that the relatively high nitrogen fertilizer price levels recently achieved will continue.

     As with any commodity chemical, the price of methanol can be volatile. The industry has experienced cycles of oversupply, resulting in depressed prices and idled capacity, followed by periods of shortage and rapidly rising prices. Methanol prices since mid-1995 have remained near historically "normal" levels after reaching uncharacteristically high levels in late 1994 and early 1995. During 1994, several factors combined to create a tight market that dramatically increased prices: increased world demand for methanol, a large number of plant shutdowns and turnarounds in the industry and the phase-in of federally mandated standards for reformulated gasoline. Future demand for methanol will depend in part on the regulatory environment with respect to reformulated gasoline. Most methanol sold in the U.S. is sold pursuant to long-term contracts based on market index pricing and a fixed volume.

Raw Materials

     The principal raw material used to produce nitrogen fertilizer and methanol is natural gas. Natural gas costs, including transportation and forward pricing activities, comprised about 45% of the total costs and expenses associated with the Company's Nitrogen Products segment in 1996. Natural gas costs represented about 61% of the total costs and expenses associated with its Methanol segment in 1996. A significant increase in the price of natural gas that is not recovered through an increase in nitrogen fertilizer or methanol prices could have a material adverse effect on the Company's profitability and cash flow.

     The Company's natural gas procurement policy is to effectively fix or cap the price of between 40% and 80% of its natural gas requirements for the upcoming one-year period and up to 50% of its natural gas requirements for the subsequent two-year period using supply contracts, financial derivatives and other forward pricing techniques. Consequently, if natural gas prices were to increase during this period, the Company may benefit from these forward pricing techniques, but conversely, if natural gas prices were to fall, the Company may incur costs above the spot market price as a result of such policies. The settlement dates are scheduled to coincide with gas purchases during such future periods. These contracts are based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices. The Company believes that there is sufficient supply to allow acceptable costs for the foreseeable future and has entered into firm supply contracts to minimize the risk of interruption or curtailment of natural gas supplies.

     Reliable sources for supply of crop inputs at competitive prices are critical to the distribution portion of the Company's business. The Company's sources for fertilizer, agricultural chemicals and seed are typically manufacturers of the products without an internal capability to distribute products to the North American grower.

Transportation

     The Company uses several modes of transportation to receive materials and distribute products to customers and its own locations, including railroad cars, common carrier trucks, barges, common carrier pipelines and Company-owned or leased vehicles. The Company utilizes approximately 80 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in numerous states and in Ontario, Canada for both the Distribution and Nitrogen Products segments. The Company also has varying amounts of warehouse space at each of its farm service centers and has one methanol storage facility in Beaumont, Texas. For the Beaumont Facility, the Company transports products primarily by marine transport via the Neches River to the Intercoastal Canal and the Gulf of Mexico and via pipeline to selected customers. Access to the wharf and the pipeline used at the Beaumont Facility is provided through agreements with DuPont.

     Through Terra Express, Inc. ("Terra Express"), a wholly owned truck transportation subsidiary, the Company provides transportation services to its own facilities and customers as a contract carrier. Terra Express uses approximately 90 owner-operators and 14 Company drivers to deliver fertilizer, crop protection products, seed, feed ingredients and other products to its own facilities and customers. At its manufacturing facilities, Blytheville Formulation Facility and liquid fertilizer storage locations, the Company utilizes railcars as the major method of transportation. The Company leases approximately 2,200 railcars and owns ten nitric acid railcars.

     The Company transports purchased natural gas for the Woodward Facility and the Verdigris Facility through an intrastate pipeline that is not an open access carrier; however, the Company is able to transport gas supplies from any in-state source connected to this widespread pipeline system, and has limited access to supplies outside the state. The Beaumont Facility purchases natural gas on a delivered basis via four intrastate pipelines. The Courtright Facility utilizes local gas storage service provided by a local utility, and purchased gas is transported from western Canada through the TransCanada Pipeline under various delivery contracts. The Company transports purchased natural gas for the Blytheville Facility through a natural gas pipeline company under an agreement that extends through September 1998. Purchased natural gas is transported to the Port Neal Facility via an interstate pipeline operating as an open access natural gas transporter. Under a Federal Energy Regulatory Commission order, the Port Neal Facility maintains direct access to its interstate pipeline shipper; however, the Company has retained its alternative connection to a local utility service to preserve some flexibility.

Research and Development

     The Company owns and operates a 70-acre research station near its Port Neal Facility that is utilized for program development, product testing and demonstration. Product testing and protocols encompass a wide range of subjects, including: fertilization, weed control, insect control, disease control, crop varieties and precision agriculture. Corn, soybeans and wheat are the primary crops grown, with an area set aside for various turf experiments. Trials are viewed by farmers, dealers, university extension personnel, representatives from other product manufacturers, investors and Terra employees.

     Terra conducts an on-going cotton breeding project in the southern U.S. and has developed several varieties of cotton for grower usage. Experimental corn hybrids and soybean varieties are observed in numerous U.S. locations to identify and select Terra branded cotton, corn and soybean lines. Emphasis is placed on high yielding cotton, corn and soybean lines which also exhibit herbicide, insect and disease resistance. In addition, Terra technical services representatives establish various evaluation projects with universities and private research companies to examine the efficacy of specific Riverside(R) branded crop protection products that are formulated and marketed by the Company.

Competition

     The market for the fertilizer, crop protection products and seed distributed by the Company is highly competitive. In 1996, sales attributable to the Company's farm service centers accounted for roughly 5% of total crop production products sold in the U.S. Within the specific market areas served by its farm service centers, however, the Company's share of the market was substantially higher in most instances. The Company's competitors include cooperatives, divisions of diversified agribusiness companies, regional distributors and independent dealers, some of which have substantially greater financial and other resources than the Company. The Company competes in its Distribution business primarily by providing a comprehensive line of products and what the Company believes to be superior services to growers and dealers, as well as on price.

     Nitrogen fertilizer is a global commodity and the Company's customers include end-users, dealers and other fertilizer producers. Customers base their purchasing decisions principally on the delivered price and availability of the product. The Company competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some of the Company's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than the Company. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies. Furthermore, as a consequence of recent favorable market conditions for nitrogen producers, additional nitrogen fertilizer production capacity is expected in the next few years. The Company believes that it competes with other manufacturers of nitrogen fertilizer on delivery terms and availability of products, as well as on price.

     The methanol industry, like the fertilizer industry, is highly competitive and such competition is based largely on price, reliability and deliverability of this global commodity. The relative cost and availability of natural gas and the efficiency of production facilities are important competitive factors. Significant determinants of a methanol manufacturing plant's competitive position are the natural gas acquisition and transportation contracts that a plant negotiates with its major suppliers. Domestic competitors for methanol include a number of large integrated petrochemical producers, many of which are better capitalized than the Company.

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

     Certain state regulatory agencies have enacted requirements to provide secondary containment for crop protection product storage facilities present at the Company's farm service centers and terminals. It is expected that other states will adopt similar requirements pursuant to federal mandate. The Company has commenced construction of these facilities at its farm service centers and terminals, and estimates that the future cost of complying with these regulations at these locations in 1997 and beyond will be approximately $6 million.

     With respect to the Verdigris Facility and Blytheville Facility, Freeport-McMoRan Resource Partners, Limited Partnership ("FMRP") (a former owner and operator of such facilities) retains liability for certain environmental matters. With respect to the Beaumont Facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to the 1991 disposition by DuPont. The Company does not believe that such environmental costs and liabilities, whether or not retained by FMRP or DuPont, will have a material effect on the Company's results of operations, financial position or net cash flows.

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

     The Company may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act and Clean Water Act requirements. These equipment requirements are also typically applicable to competitors as well. The Company estimates that the cost of complying with these requirements will total $5 million to $10 million through 1998.

     The Company endeavors to comply (and has incurred substantial costs in connection with such compliance) in all material respects with applicable environmental, safety and health regulations. Because environmental, safety and health regulations are expected to continue to change and generally be more restrictive than current requirements, the costs of complying with such regulations will likely increase. The Company does not expect its compliance with such regulations to have a material adverse effect on the Company's results of operations, financial position or net cash flows.

Employees

     The Company had 3,600 full-time employees at December 31, 1996, none of whom were covered by a collective bargaining agreement. The Company also hires temporary employees on a seasonal basis, and hired approximately 1,650 temporary employees during the peak of its spring selling season in 1996.

Item 3.  LEGAL PROCEEDINGS.

     Various legal proceedings are pending against the Company and its subsidiaries. Management of the Company considers that the aggregate liability resulting from these proceedings will not be material to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of security holders of the Company during the fourth quarter of 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

                                                            Present positions and offices with the Company
       Name and age                                      and principal occupations during the past five years
       ------------                                      ----------------------------------------------------
Michael L. Bennett (43)             Executive Vice President and Chief Operating Officer of Terra since February 1997; President of
                                    Terra Distribution Division from November 1995 to February 1997; Senior Vice President of Terra
                                    from February 1995 to February 1997; Senior Vice President, Distribution of Terra International
                                    from October 1994 to February 1997; Vice President, Northern Division thereof from January 1992 to October 1994; Vice President, Wholesale Fertilizer Division thereof from January 1990 to
                                    January 1992.

John S. Burchfield (56)             Vice President, Human Resources of Terra since March 1992; Vice President, Human Resources of
                                    AON Corporation from January 1989 to November 1991.

Lawrence S. Hlobik (52)             President of Terra Nitrogen Division and Senior Vice President of Terra since February 1996;
                                    Senior Vice President, Marketing of Terra Nitrogen Corporation from February 1995 to February
                                    1996; Vice President, Marketing of Arcadian Corporation from 1989 to February 1995.

Burton M. Joyce (55)                President and Chief Executive Officer of Terra since May 1991; Executive Vice President and
                                    Chief Operating Officer thereof from February 1988 to May 1991.

William R. Loomis, Jr. (48)         Chairman of the Board of Terra since April 1996; Managing Director of Lazard Freres & Co. LLC
                                    since June 1995 and General Partner in the Banking Group of Lazard Freres & Co. from 1984 to
                                    June 1995.

Francis G. Meyer (45)               Senior Vice President and Chief Financial Officer of Terra since November 1995; Vice President and Chief Financial Officer of Terra from November 1993 to November 1995; Controller thereof from August 1991 to November 1993; Vice President, Controller of Terra International from June
                                    1986 to August 1991.

Paula C. Norton (51)                Vice President, Corporate and Investor Relations of Terra since February 1995, Director,
                                    Corporate Relations of Terra from January 1993 to February 1995, Director, Corporate
                                    Communication of Universal Foods Corp. prior thereto.

                              Present positions and offices with the Company and
      Name and age             principal occupations during the past five years
      ------------            --------------------------------------------------

W. Mark Rosenbury (49)        Vice President, Business Development and
                              Strategic Planning of Terra since November 1995;
                              President of Terra Nitrogen Corporation from
                              November 1994 to February 1996; Executive Vice
                              President of Terra from November 1993 to November
                              1995; Chief Operating Officer thereof from
                              November 1993 to November 1994; Vice President and Chief Financial Officer thereof from August
                              1991 to November 1993; Vice President and
                              Corporate Controller thereof from January 1987 to
                              August 1991.

Robert E. Thompson (45)       Vice President, Controller of Terra since
                              November 1994; Vice President, Finance and
                              Controller of Ameritech Custom Business Services from April 1993 to June 1994; Controller of
                              Ameritech Services, Inc. from October 1990 to
                              April 1993; Controller of Ameritech Applied
                              Technologies prior thereto.

George H. Valentine (48)      Senior Vice President, General Counsel and
                              Corporate Secretary of Terra since November 1995;
                              Vice President, General Counsel and Corporate
                              Secretary of Terra from November 1993 to November
                              1995; Assistant General Counsel of Household
                              International, Inc. from February 1986 to
                              November 1993.

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

                                    PART II
                                    -------

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information with respect to the market for the Company's common equity and related stockholder matters contained in Terra's 1996 Annual Report to Stockholders under the captions "Quarterly Financial and Stock Market Data (Unaudited)" and "Stockholders and Dividends" is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

     Information with respect to selected financial data contained in Terra's 1996 Annual Report to Stockholders under the caption "Five-Year Financial Summary" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information with respect to management's discussion and analysis of financial condition and results of operations contained in Terra's 1996 Annual Report to Stockholders under the caption "Financial Review" is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the notes thereto and the report of independent auditors thereon, and the information set forth under the caption "Quarterly Financial and Stock Market Data (Unaudited)" contained in Terra's 1996 Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Information with respect to directors of the Company under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 29, 1997, is incorporated herein by reference. Information with respect to executive officers who are not also directors of the Company appears under the caption "Executive Officers of the Company" in Part I hereof and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 29, 1997, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 29, 1997, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 29, 1997, is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     1. Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Terra's 1996 Annual Report to Stockholders).

               Consolidated Statements of Financial Position at December 31, 1996 and 1995.

               Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

               Notes to the Consolidated Financial Statements.

               Independent Auditors' Report.

               Quarterly Production Data (Unaudited).

               Quarterly Financial and Stock Market Data (Unaudited).

               Revenues.

               Stockholders.

               Volumes and Prices (Unaudited).

               Five-Year Financial Summary.

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

     2. 1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992.

     3. Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992.

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

     8. Amendment No. 1 to the Terra Industries Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-Q for the quarter ended September 30, 1995.

     9. 1996 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1995.

     10. 1997 Incentive Award Program for Officers and Key Employees of Terra Industries filed as Exhibit 10.1.10 to Terra Industries' Form 10-K for the year ended December 31, 1996.

     11. Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.11 to Terra Industries' Form 10-K for the year ended December 31, 1996.

     12. Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1996.

     13. Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit
          10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1996.

     14. 1997 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1996.

(c)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 1996.

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

 4.1 Indenture dated as of October 15, 1993 among Terra Industries (as successor by merger to Agricultural Minerals and Chemicals Inc.) and Society National Bank, including form of Senior Note, filed as Exhibit
         99.2 to Terra Industries' Registration Statement on Form S-3, as amended (File No. 33-52493), is incorporated herein by reference.

 4.2 Indenture, dated as of June 22, 1995 between the Company and First Trust National Association, as trustee, including form of Exchange Note, filed as Exhibit 4.1 to Terra Industries' Registration Statement on Form S-4, as amended (File No. 33-60853), is incorporated herein by reference.

 4.3 Amended and Restated Credit Agreement dated as of December 14, 1995 (the "1995 Credit Agreement") among Terra Industries Inc., Terra Capital, Inc., Terra Nitrogen, Limited Partnership, Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A. without exhibits or schedules filed as Exhibit 4.3 to Terra Industries' Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 4.4 Consent and Amendment No. 1 dated as of June 4, 1996 to the 1995 Credit Agreement filed as Exhibit 4.4 to Terra Industries' Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

 4.5 Consent and Amendment No. 2 dated as of July 31, 1996 to the 1995 Credit Agreement filed as Exhibit 4.5 to Terra Industries' Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

 4.6 Consent, Waiver and Amendment No. 3 dated as of November 22, 1996 to the 1995 Credit Agreement.

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

10.1.1 Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as
         Exhibit 10.4.2 to Terra Industries' Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference.

10.1.2 1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.3 Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.4 Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.5 Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.6 Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries' Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.7 Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.1.8 Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.9 1996 Incentive Award Program for Officers and Key Executives of Terra Industries filed as Exhibit 10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.1.10 1997 Incentive Award Program for Officers and Key Employees of Terra Industries.

10.1.11 Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan.

10.1.12 Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan.

10.1.13 Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan.

10.1.14  1997 Stock Incentive Plan of Terra Industries.

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

10.6 Merger Agreement dated as of August 8, 1994 among Terra Industries Inc., AMCI Acquisition Corp. and Agricultural Minerals and Chemicals Inc. without exhibits or schedules, filed as Exhibit 2 to Terra Industries' Registration Statement on Form S-3, as amended (File No. 33-52493), is incorporated herein by reference.

10.7 Methanol Hedging Agreement among BMLP (as successor by merger to Beaumont Methanol Corporation) and The Morgan Stanley Leveraged Equity Fund II, L.P. as Counterparty, form of which filed as Exhibit 99.1 to Terra Industries' Registration Statement on Form S-3, as amended (File No. 33-52493), is incorporated herein by reference.

10.8 Agreement of Limited Partnership of TNCLP (formerly known as Agricultural Minerals Company, L.P.) dated as of December 4, 1991, filed as Exhibit 99.3 to Terra Industries' Registration Statement on Form S-3, as amended (File No. 33-52493), is incorporated herein by reference.

10.9 Agreement of Limited Partnership of TNLP (formerly known as Agricultural Minerals, Limited Partnership) dated as of December 4, 1991, filed as Exhibit 99.4 to Terra Industries' Registration Statement on Form S-3, as amended (File No. 33-52493), is incorporated herein by reference.

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

10.12 Receivables Purchase Agreement dated as of August 20, 1996 among Terra Funding Corporation, Terra Capital, Inc., Certain Financial Institutions and Bank of America National Trust and Savings Association filed as Exhibit 10.12 to the Terra Industries' Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10.13 Purchase and Sale Agreement dated as of August 20, 1996 among Terra International, Inc., Terra Nitrogen, Limited Partnership, Beaumont Methanol, Limited Partnership, Terra Funding Corporation and Terra Capital, Inc., filed as Exhibit 10.13 to the Terra Industries' Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1996.

21       Subsidiaries of Terra Industries.

24       Powers of Attorney.

27       Financial Data Schedule. [EDGAR filing only]

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TERRA INDUSTRIES INC.


                               By:  /s/ Francis G. Meyer
                                    ---------------------------------
                                    Francis G. Meyer
                                    Senior Vice President and
                                     Chief Financial Officer

 Date: March 14, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Signature                   Title                           Date
 ---------                   -----                           ----


 *                           Chairman of the Board
 --------------------------
 William R. Loomis, Jr.


 *                           Chief Executive Officer,
 --------------------------  President and Director
 Burton M. Joyce             (Principal Executive Officer)


 *                           Senior Vice President and Chief
 --------------------------  Financial Officer
 Francis G. Meyer            (Principal Financial Officer)


 *                           Vice President, Controller
 --------------------------  (Principal Accounting Officer)
 Robert E. Thompson


 *                           Director
 --------------------------
 Edward G. Beimfohr


 *                           Director
 --------------------------
 Carol L. Brookins


 *                           Director
 --------------------------
 Edward M. Carson


 *                           Director
 --------------------------
 David E. Fisher

 *                            Director
 --------------------------
 Basil T.A. Hone


 *                            Director
 --------------------------
 Anthony W. Lea


 *                            Director
 --------------------------
 John R. Norton III


 *                            Director
 --------------------------
 Henry R. Slack



 *By:  /s/ George H. Valentine                         March 14, 1997
       -------------------------------
       George H. Valentine
       Attorney-in-Fact

                                 EXHIBIT INDEX

4.6 Consent, Waiver and Amendment No. 3 dated as of November 22, 1996 to the 1995 Credit Agreement.

10.1.10 1997 Incentive Award Program for Officers and Key Employees of Terra Industries.

10.1.11 Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan.

10.1.12 Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan.

10.1.13 Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan.

10.1.14  1997 Stock Incentive Plan of Terra Industries.

13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1996.

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

 Report of Deloitte & Touche LLP on Financial Statement Schedules..  S-2

 Consent of Deloitte & Touche LLP..................................  S-2


 Schedule No.
 ------------

      I       Condensed Financial Information of Registrant........  S-3

      II      Valuation and Qualifying Accounts:
              Years Ended December 31, 1996, 1995 and 1994.........  S-8


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

                        INDEPENDENT AUDITORS' REPORT ON
                        -------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------



To the Board of Directors and Stockholders of Terra Industries Inc.:

     We have audited the consolidated financial statements of Terra Industries Inc. as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 3, 1997; such financial statements and report are included in the 1996 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the Financial Statement Schedules of Terra Industries Inc. listed in Item 14(a) of this Form 10-K. These Financial Statement Schedules are the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such Financial Statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 3, 1997



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

     We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Registration Nos. 33-46735, 33-46734, 33-30058 and 33-4939) and Registration Statements on Form S-3 (Registration Nos. 2-90808, 2-84876 and 2-84669) of Terra Industries Inc.
of our report dated February 3, 1997, included in the 1996 Annual Report to Stockholders of Terra Industries Inc. which is incorporated by reference in this Form 10-K. We also consent to the incorporation by reference in such Prospectuses of our report on the Financial Statement Schedules, appearing above.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 12, 1997

                                                                      SCHEDULE I
                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                       STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------


(in thousands)                                             December 31,
--------------------------------------------------------------------------------
                                                        1996            1995
--------------------------------------------------------------------------------
Assets
  Cash and short-term investments                   $    6,307      $   10,700
  Accounts receivable, net                                 761           1,721
  Deferred tax asset - current                           2,020          23,768
  Other current assets                                  12,733              82
--------------------------------------------------------------------------------
Total current assets                                    21,821          36,271
  Investment in and advances to subsidiaries         1,055,909       1,021,406
  Other assets                                          13,872          14,073
--------------------------------------------------------------------------------
Total assets                                        $1,091,602      $1,071,750
================================================================================
Liabilities
  Income taxes payable                              $    5,096      $   15,897
  Accrued and other liabilities                          6,631          14,865
--------------------------------------------------------------------------------
Total current liabilities                               11,727          30,762
  Long-term debt                                       358,755         358,755
  Deferred income taxes                                108,377         105,437
  Other liabilities                                      5,221           4,942
--------------------------------------------------------------------------------
Total liabilities                                      484,080         499,896
--------------------------------------------------------------------------------
Stockholders' Equity
  Capital stock                                        127,614         133,970
  Paid-in capital                                      550,850         631,195
  Accumulated deficit                                  (70,942)       (193,311)
--------------------------------------------------------------------------------
Total stockholders' equity                             607,522         571,854
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $1,091,602      $1,071,750
================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------

               CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
----------------------------------------------------------------------------------------

(in thousands, except per-share amounts)              For the Year Ended December 31,
----------------------------------------------------------------------------------------
                                                     1996          1995          1994
----------------------------------------------------------------------------------------
Income
  Equity in earnings of subsidiaries               $ 160,204     $ 186,048     $  64,065
  Interest and other income                              123         1,367           (49)
----------------------------------------------------------------------------------------
Total income                                         160,327       187,415        64,016
----------------------------------------------------------------------------------------
Expenses
  Selling, general and administrative expense          2,544         3,328         3,788
  Interest expense                                    38,725        29,183         6,382
  Income tax benefit                                 (14,893)       (8,978)       (5,329)
----------------------------------------------------------------------------------------
Total expenses                                        26,376        23,533         4,841
----------------------------------------------------------------------------------------
Income before extraordinary items                    133,951       163,882        59,175
Extraordinary loss on early retirement of debt           ---        (4,338)       (2,614)
----------------------------------------------------------------------------------------
Net income                                           133,951       159,544        56,561
Cash dividends paid to common stockholders           (11,582)       (8,662)       (5,837)
Accumulated deficit - beginning of year             (193,311)     (344,193)     (394,917)
----------------------------------------------------------------------------------------
Accumulated deficit - end of year                  $ (70,942)    $(193,311)    $(344,193)
========================================================================================
Income (loss) per common share:
  Income before extraordinary items                $    1.72     $    2.01     $    0.81
  Extraordinary loss on early retirement of debt         ---         (0.05)        (0.03)
----------------------------------------------------------------------------------------
Net income                                         $    1.72     $    1.96     $    0.78
========================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                                   STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

(in thousands)                                               For the Year Ended December 31,
-----------------------------------------------------------------------------------------------
                                                            1996          1995          1994
-----------------------------------------------------------------------------------------------
Operating Activities
Net income                                                $ 133,951     $ 159,544     $  56,561
Adjustments to reconcile net income to
 net cash used by operations:
  Equity in earnings of subsidiaries                       (160,204)     (186,048)      (64,065)
  Loss on early retirement of debt                              ---         4,338         2,614
  Deferred income taxes                                      24,689        44,293        15,291
  Other non-cash items                                        1,588           672            48
  Change in working capital components                      (30,726)       16,071        (9,538)
  Other                                                         480           785           344
-----------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities         (30,222)       39,655         1,255
-----------------------------------------------------------------------------------------------
Investing Activities
  Proceeds from asset sales and
   discontinued operations                                      ---         5,832           541
  Capital contributions to subsidiaries                         ---           ---      (113,000)
  Proceeds from investments                                     ---           ---           500
-----------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities             ---         5,832      (111,959)
-----------------------------------------------------------------------------------------------
Financing Activities
  Net short-term debt decrease                                  ---           ---       (82,395)
  Net long-term debt increase                                   ---       200,000           ---
  Loss on early retirement of debt                              ---           ---        (2,533)
  Debt issuance costs                                           ---        (3,666)       (2,873)
  Issuance of common shares                                     ---           ---       113,000
  Dividends                                                 (11,582)       (8,662)       (5,837)
  Stock (repurchase) issuance - net                         (91,131)        1,187         4,666
  Advances from (to) subsidiaries - net                     128,542      (234,157)       72,938
-----------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities          25,829       (45,298)       96,966
-----------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                  (4,393)          189       (13,738)
Cash and Investments at Beginning of Year                    10,700        10,511        24,249
-----------------------------------------------------------------------------------------------
Cash and Investments at End of Year                       $   6,307     $  10,700     $  10,511
===============================================================================================

Interest Paid                                             $  39,639     $  27,521     $   6,285
===============================================================================================

Taxes Paid                                                $  58,809     $  21,651     $  16,065
===============================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  Basis of Presentation

The Condensed Financial Statements include the Registrant only and reflect the equity method of accounting for its beneficially owned subsidiaries, Terra Capital, Inc., Terra International, Inc., Terra Nitrogen Corporation, Beaumont Methanol Limited Partnership and Terra Funding Corporation. Net income in 1995 and 1994 was reduced by $4.3 million and $2.6 million, or $0.05 and $0.03 per share, repectively, due to the write-off of deferred financing fees in connection with the early retirement of debt.

2.  Long-Term Debt

Long-term debt consisted of the following at December 31:

(in thousands)                                        1996             1995
--------------------------------------------------------------------------------
Senior Notes, 10.5%, due 2005                         $ 200,000        $ 200,000
Senior Notes, 10.75%, due 2003                          158,755          158,755
--------------------------------------------------------------------------------
                                                        358,755          358,755
Less current maturities                                     ---              ---
--------------------------------------------------------------------------------
Total                                                 $ 358,755        $ 358,755
================================================================================

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

3.  Commitments and Contingencies

The Registrant is committed to a non-cancelable office lease expiring in 1998. Total minimum rental payments are: 1997, $3.3 million and 1998, $1.7 million. These amounts are not reduced by sublease rentals, which in 1996 were $2.0 million.

The Registrant is contingently liable for retiree medical benefits of employees of coal mining operations sold on January 12, 1993. Under the purchase agreement, the purchaser agreed to indemnify the Registrant against its obligations under certain employee benefit plans. Due to the Coal Industry Retiree Health Benefit Act of 1992, certain retiree medical benefits of union coal miners have become statutorily mandated, and all companies owning 50 percent or more of any company liable for such benefits as of certain specified dates becomes liable for such benefits if the company directly liable is unable to pay them. As a result, if the purchaser becomes unable to pay its retiree medical obligations assumed pursuant to the sale, the Registrant may have to pay such amount. The Registrant has estimated that the present value of liabilities for which it retains contingent responsibility approximates $9.8 million at December 31, 1996.

The Registrant had letters of credit outstanding totaling $5.4 million at December 31, 1996 and $8.9 million at December 31, 1995, guaranteeing various insurance and financing activities. Short-term investments of $5.4 million at December 31, 1996 and $8.9 million at December 31, 1995 are restricted to collateralize certain of the letters of credit.

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

                                                                     SCHEDULE II
                             TERRA INDUSTRIES INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1996, 1995, and 1994
                 ---------------------------------------------
                                (in thousands)

                                              Additions      Less
                                  Balance at  Charged to  Write-offs,   Balance
                                  Beginning   Costs and     Net of      at End
Description                       of Period    Expenses   Recoveries   of Period
--------------------------------------------------------------------------------

Year Ended December 31, 1996:
-----------------------------

Allowance for Doubtful Accounts   $ 10,626    $ 15,428    $ (14,663)   $ 11,391


Year Ended December 31, 1995:
-----------------------------

Allowance for Doubtful Accounts   $  8,224    $  7,798    $  (5,396)   $ 10,626


Year Ended December 31, 1994:
-----------------------------

Allowance for Doubtful Accounts   $  5,788    $  2,231    $     205    $  8,224