Form 10-Q
period 1997-03-31
TERRA INDUSTRIES INC
filed 1997-05-14
CIK 722079

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                         ------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of April 30, 1997, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value          73,827,976 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                  (unaudited)

                                                                   March 31,        December 31,        March 31,
                                                                     1997               1996              1996
                                                                  ----------        ------------       ----------
ASSETS
Cash and short-term investments                                   $   44,585          $  100,742       $   34,109
Accounts receivable, less allowance for
 doubtful accounts of $11,845, $11,391 and $11,795                   207,364              81,606          217,817
Inventories                                                          576,779             422,938          553,434
Other current assets                                                  61,652             107,008          116,683
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                 890,380             712,294          922,043
-----------------------------------------------------------------------------------------------------------------
Equity and other investments                                          17,119              16,579           14,104
Property, plant and equipment, net                                   848,404             846,353          747,001
Excess of cost over net assets of acquired businesses                287,583             291,645          305,538
Deferred tax asset                                                    15,189              15,311              ---
Partnership distribution reserve fund                                    ---                 ---           18,480
Other assets                                                          81,777              87,183           67,755
-----------------------------------------------------------------------------------------------------------------
Total assets                                                      $2,140,452          $1,969,365       $2,074,921
=================================================================================================================

LIABILITIES
Debt due within one year                                          $  115,440          $  118,937       $   45,419
Accounts payable                                                     314,200             198,273          276,123
Accrued and other liabilities                                        290,415             207,927          314,982
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                            720,055             525,137          636,524
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                       403,501             404,707          405,837
Deferred tax liability -- non-current                                135,018             134,523          115,377
Other liabilities                                                    120,714             125,013          143,887
Minority interest                                                    170,413             173,893          182,843
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                  1,549,701           1,363,273        1,484,468
-----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
   outstanding 73,940, 75,010 and 81,433 shares                      126,545             127,614          134,219
Paid-in capital                                                      537,045             550,850          633,891
Cumulative translation adjustment                                     (2,812)             (1,430)            (310)
Accumulated deficit                                                  (70,027)            (70,942)        (177,347)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                           590,751             606,092          590,453
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $2,140,452          $1,969,365       $2,074,921
=================================================================================================================


See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)



                                                                          Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                         1997              1996
                                                                       --------          --------
REVENUES
Net sales                                                              $423,683          $388,312
Other income, net                                                        10,027             6,429
-------------------------------------------------------------------------------------------------
                                                                        433,710           394,741
-------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                                           338,052           277,517
Selling, general and administrative expense                              68,309            62,080
Equity in loss of unconsolidated affiliates                               1,023             1,081
Interest income                                                            (710)           (2,331)
Interest expense                                                         13,484            11,565
Minority interest                                                         6,910            13,169
-------------------------------------------------------------------------------------------------
                                                                        427,068           363,081
-------------------------------------------------------------------------------------------------

Income before income taxes and extraordinary items                        6,642            31,660
Income tax provision                                                      2,740            13,260
-------------------------------------------------------------------------------------------------

Net income                                                             $  3,902          $ 18,400
=================================================================================================

Net income per share                                                   $   0.05          $   0.23
=================================================================================================

Weighted average
 number of shares outstanding                                            74,709            81,477
=================================================================================================

Cash dividends declared per share                                      $   0.04          $   0.03
=================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                          1997              1996
                                                                       ----------        ----------
OPERATING ACTIVITIES
Net income                                                             $    3,902        $   18,400
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                            22,621            17,102
  Deferred income taxes                                                     2,939            (1,178)
  Minority interest in earnings                                             6,910            13,169
  Other non-cash items                                                      1,375             1,333
Changes in current assets and liabilities,
 excluding working capital purchased:
  Accounts receivable                                                    (125,295)          (37,169)
  Inventories                                                            (152,964)         (177,433)
  Other current assets                                                     45,912            (7,946)
  Accounts payable                                                        115,927            70,397
  Accrued and other liabilities                                            77,757            79,646
  Unreimbursed Port Neal casualty                                            ----           (16,822)
Other                                                                      (7,367)           (3,646)
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (8,283)          (44,147)
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                         (5,708)           (4,910)
Port Neal plant construction                                                 (381)          (38,376)
Purchase of property, plant and equipment                                 (15,058)          (15,568)
Other                                                                         848               291
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (20,299)          (58,563)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                                  (3,367)           14,996
Principal payments on long-term debt                                       (1,336)           (1,327)
Stock (repurchase) issuance, net                                          (14,871)              145
Distributions to minority interests                                        (3,632)          (13,227)
Dividends                                                                  (2,987)           (2,436)
---------------------------------------------------------------------------------------------------
Net cash used in financing activities                                     (26,193)           (1,849)
---------------------------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term investments                 (1,382)              (39)
---------------------------------------------------------------------------------------------------
Decrease in cash and short-term investments                               (56,157)         (104,598)
Cash and short-term investments at beginning of period                    100,742           138,707
---------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                       $   44,585        $   34,109
===================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (in thousands)
                                  (unaudited)


                                                                               Cumulative
                                            Common          Paid-In           Translation           Accumulated
                                            Shares          Capital            Adjustment               Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995              $133,970         $631,195               $  (271)            $(193,311)       $571,583
  Exercise of stock options                     35              153                   ---                   ---             188
  Stock repurchase                              (3)             (40)                  ---                   ---             (43)
  Issuance of common shares                    215            2,580                   ---                   ---           2,795
  Stock incentive plan                           2                3                   ---                   ---               5
  Translation adjustment                       ---              ---                   (39)                  ---             (39)
  Dividends                                    ---              ---                   ---                (2,436)         (2,436)
  Net income                                   ---              ---                   ---                18,400          18,400
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                 $134,219         $633,891               $  (310)            $(177,347)       $590,453
===================================================================================================================================

                                                                               Cumulative
                                            Common          Paid-In           Translation           Accumulated
                                            Shares          Capital            Adjustment               Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              $127,614         $550,850               $(1,430)            $ (70,942)       $606,092
  Exercise of stock options                      2               11                   ---                   ---              13
  Repurchase of common shares               (1,071)         (13,816)                  ---                   ---         (14,887)
  Translation adjustment                       ---              ---                (1,382)                  ---          (1,382)
  Dividends                                    ---              ---                   ---                (2,987)         (2,987)
  Net income                                   ---              ---                   ---                 3,902           3,902
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                 $126,545         $537,045               $(2,812)            $ (70,027)       $590,751
===================================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1996 Annual Report to Stockholders.

2. Per-share data are based on the weighted average number of Common Shares outstanding and the dilutive effect of the Corporation's outstanding restricted shares and stock options. Fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain dilutive securities was not significant.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The impact on earnings per share computed using SFAS 128 is insignificant, in comparison with net income per share disclosed in the Consolidated Statements of Operations.

3.   Inventories consisted of the following:

                               March 31,  December 31,  March 31,
          (in thousands)         1997        1996         1996
          -------------------------------------------------------
          Raw materials       $ 40,177     $ 39,782      $ 35,673
          Finished goods       536,602      383,156       517,761
          -------------------------------------------------------
          Total               $576,779     $422,938      $553,434
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

5. The Corporation entered into a methanol hedging agreement (the "Methanol Hedging Agreement") whereby, the Corporation agreed to make payments to the extent that average methanol prices exceed the sum of $0.65 per gallon plus
     0.113 times the average spot price index, in cents per MMBtu for natural gas during 1997. The amount due, if any, is dependent upon average methanol and natural gas prices during 1997. The quantity subject to the agreement is 130 million gallons. The Corporation's methanol production facilities have a capacity of 320 million gallons of methanol per year.

     Approximately $939,000, pursuant to the Methanol Hedging Agreement was deferred at March 31, 1997 and will be recognized as income over the remaining term of the agreement. No amounts have been paid or are presently accrued under the terms of the agreement. The estimated fair value of the agreement, representing the amount that the Corporation would expect to pay at March 31, 1997 to liquidate the agreement for its remaining term, is less than $1 million.

6. On December 13, 1994, the Corporation's Port Neal facility in Iowa was extensively damaged as a result of an explosion. Insurance was in force to cover the Corporation's property damage, business interruption and third party liability claims. Estimated lost profits recoverable under the business interruption policy were included in income. Insurance proceeds received under the Corporation's property damage claim are being deferred pending final settlement of the claim. The Corporation has invested additional funds for enhancements and improvements at the Port Neal facility.

     As of March 31, 1997, the Corporation has received $203 million in insurance payments. The Corporation presented documentation to the insurance carriers supporting expenditures in excess of $350 million to rebuild the plant and to compensate for the property damage and business interruption losses. The Corporation filed a complaint in April 1997 in federal court against its property insurance carriers alleging the carriers have failed to act in a timely manner to handle the claim or to acknowledge their obligations to pay the amounts owed. The complaint seeks, among other things, monetary damages in excess of $150 million.

     The Corporation expects to record a substantial non-recurring gain, representing the difference between the property insurance settlement on the Port Neal facility with the Corporation's insurers and the carrying value of the facility at the time of the explosion. The amount of the gain will be dependent on the final settlement reached with the Corporation's insurance carriers.

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

7. The Corporation's natural gas procurement policy is to effectively fix or cap the price of between 40% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Corporation's six production facilities are physically purchased for each plant location which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

     The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1997, 1998 and 1999, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $23.0 million and $45.6 million as of March 31, 1997 and 1996, respectively. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

     For the first three months of 1997 and 1996, natural gas hedging activities produced cost savings of approximately $21.6 million and $23.1 million, respectively, compared with spot prices.

8. The Corporation has revolving credit facilities of up to $355 million for domestic working capital needs and other corporate purposes. There was $103.0 million outstanding at March 31, 1997. Interest on borrowings under this line is charged at current market rates.

9. On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the ensuing fifteen months. As of March 31, 1997 the Corporation had repurchased 7,898,000 shares for $106.7 million.

10. In August 1996, the Corporation, through Terra Funding Corporation ("TFC"), a beneficially owned subsidiary of the Corporation and a limited purpose corporation, entered into an agreement with a large financial institution to sell an undivided interest in its accounts receivable. Under the agreement, which expires August 1999, the Corporation may sell without recourse an undivided interest in a designated pool of its accounts receivable and receive up to $150 million in proceeds. Undivided interests in new receivables may be sold as amounts are collected on previously sold interests. As of March 31, 1997, the proceeds of the uncollected balance of accounts receivable sold totaled $93 million. TFC is a separate legal entity whose creditors have received security interests in its assets.

11. Pursuant to the provisions of the Terra Nitrogen Company, L.P. (TNCLP) Agreement of Limited Partnership, the holders of all Senior Preference Units (SPUs) had the right, through March 31, 1997, to convert their SPUs into Common Units on a one-for-one basis. As of March 31, 1997, approximately 13.3 million of the 13.6 million previously issued and outstanding SPUs converted to Common Units. The Common Units began trading on the New York Stock Exchange on April 1, 1997 under the symbol TNH. The 307,202 SPUs which did not convert to Common Units will be redeemed by TNCLP on May 27, 1997 for $22.105 per unit, which includes a $0.605 distribution per unit for the first quarter of 1997.

     On April 22, 1997, TNCLP announced a cash distribution for the quarter ended March 31, 1997 of $1.02 per Common Unit to holders of record as of May 5, 1997, payable on May 27, 1997. The cash distribution for the first quarter will include $18.5 million from the elimination of the reserve amount required to support four quarters of minimum quarterly distributions on the SPUs. Due to the redemption of the SPUs on May 27, 1997, this reserve amount is no longer required to be maintained.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                  QUARTER ENDED MARCH 31, 1997 COMPARED WITH
                         QUARTER ENDED MARCH 31, 1996

Consolidated Results

The Corporation reported net income of $3.9 million, or $0.05 per share, on revenues of $433.7 million for the first quarter of 1997 compared with net income of $18.4 million, or $0.23 per share, on revenues of $394.7 million in 1996. The decline in 1997 net income reflected significant increases to natural gas costs and a slow start to the spring planting season.

The Corporation classifies its operations into three business segments:
Distribution, Nitrogen Products and Methanol. The Distribution segment includes sales of products purchased from manufacturers, including the Corporation, and resold by the Corporation. Distribution revenues are derived primarily from grower and dealer customers through sales of crop protection products, fertilizers, seed and services. The Nitrogen Products segment represents only those operations directly related to the wholesale sales of nitrogen products from the Corporation's ammonia manufacturing and upgrading facilities. The Methanol segment represents wholesale sales of methanol from the Corporation's two methanol manufacturing facilities.

Total revenues and operating income (loss) for the three-month periods ended March 31, 1997 and 1996 were as follows:


(in thousands)                                   1997         1996
---------------------------------------------------------------------
REVENUES:
Distribution                                 $  260,543   $  222,913
Nitrogen Products                               135,918      153,067
Methanol                                         42,998       28,896
Other - net of intercompany eliminations         (5,749)     (10,135)
---------------------------------------------------------------------
                                             $  433,710   $  394,741
=====================================================================
OPERATING INCOME (LOSS):
Distribution                                 $  (24,557)  $  (23,409)
Nitrogen Products                                38,541       74,334
Methanol                                         13,158       (4,029)
Other expense - net                                (816)        (891)
---------------------------------------------------------------------
                                                 26,326       54,063
Interest expense - net                          (12,774)      (9,234)
Minority interest                                (6,910)     (13,169)
---------------------------------------------------------------------
Total from operations                        $    6,642   $   31,660
=====================================================================

Volumes and prices for the three month periods ended March 31, 1997 and 1996 were as follows:

VOLUMES AND PRICES
(excludes the Distribution segment)                      1997                     1996
------------------------------------------------------------------------------------------------
                                                    Sales     Average        Sales     Average
(quantities in thousands)                          Volumes   Unit Price     Volumes   Unit Price
------------------------------------------------------------------------------------------------
Ammonia (tons)                                       225       $ 203           256      $  188
Nitrogen solutions (tons)                            621          92           666          99
Urea (tons)                                          157         178           150         209
Methanol (gallons)                                74,129        0.58        75,259        0.38
------------------------------------------------------------------------------------------------

Distribution

Distribution revenues for the 1997 first quarter increased $37.6 million or 16.9% to $260.5 million compared with 1996 results. Expansion of the distribution network from 389 locations to 403 locations in 1997 contributed $8.2 million to the revenue increase. Higher sales of crop protection products primarily to dealer customers contributed $29.1 million to 1997 sales.

The operating loss for the Distribution segment was $24.6 million in 1997 compared with $23.4 million in 1996. This segment traditionally generates an operating loss during the first quarter. New locations generated a first quarter 1997 operating loss of $.5 million. Selling expense increases due to an expanded sales force and additional equipment in anticipation of the 1997 spring planting season exceeded gross profit increases by $.7 million.

Nitrogen Products

Nitrogen Products revenues were $135.9 million and $153.1 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in 1997 revenues compared with 1996 was due to lower sales volumes and prices. Ammonia and nitrogen solutions sales volumes declined 12% and 7%, respectively, in the 1997 period compared with the prior year. Additionally, nitrogen solutions and urea prices decreased, contributing to price declines of $5.0 million. The decline in sales volumes and prices was attributable to cold, wet weather and higher inventory levels at dealer locations.

Operating income for the Nitrogen Products segment was $38.5 million in the first quarter of 1997 compared with $74.3 million for the first quarter of 1996. The decline in operating income was due to significantly higher natural gas costs and lower sales prices. Natural gas costs, which comprised almost 45% of total 1996 annual costs and expenses, increased 68% due to the December 1996 spike in gas prices from cold weather which continued into the first quarter of 1997.

Methanol

Methanol revenues increased $14.1 million during the first quarter of 1997 in comparison with the same period in 1996. The increase was due to higher methanol sales prices reflecting tight market conditions caused by production outages, delayed startup of foreign plants and increased worldwide demand.

Methanol operating income for the three months ended March 31, 1997 and 1996 was $13.2 million and $4.0 million, respectively. The increase in methanol sales prices outpaced the 45% increase in the average cost of natural gas and accounted for the increase in operating income. Natural gas costs comprised over 60% of the total 1996 annual cost and expense of methanol operations.

Other Operating Expense - Net

Other operating expense was $.8 million and $.9 million for the first quarter of 1997 and 1996, respectively. Other operating expense includes expenses not directly related to specific business segments, including certain insurance coverage, corporate finance fees and other costs.

Interest Expense - Net

Interest expense, net of interest income, was $12.8 million for the first quarter of 1997, compared with $9.2 million for the prior year period. Net interest expense increased due to increased short-term borrowings to fund current operations.

Income Taxes

Income taxes for the first quarter of 1997 were recorded at an effective tax rate of 41%, comparable to the effective tax rate for the 1996 first quarter.

Minority Interest

Minority interest, representing primarily third party unitholder interest in the earnings of Terra Nitrogen Company, L.P. (TNCLP), was $6.9 million for the first quarter 1997 compared with $13.2 million in 1996. Minority interest declined primarily due to lower earnings from TNCLP operations.


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

Cash used for operations in the first three months of 1997 was $8.3 million. Working capital balances increased $38.7 million for the first three months of 1997 due to the seasonal nature of the Corporation's operations. The Corporation has available a $355 million revolving credit facility for domestic working capital needs. As of March 31, 1997, $103.0 million was outstanding under this facility.

Cash used for investing activities was $20.3 million in the first three months of 1997, $15.4 million funded investments in plant and equipment. Cash used for acquisitions ($5.7 million) represents amounts paid to acquire new locations for the Corporation's distribution network.

The rebuild of the Port Neal manufacturing plant was substantially complete in 1996. The Corporation began construction in the third quarter of 1996 on a $23 million nitric acid plant at Port Neal with the facility expected to be fully operational by the end of 1997. The Corporation expects 1997 capital expenditures, exclusive of expenditures related to the Port Neal nitric acid plant and the acquisition of retail distribution locations, to approximate $67 million consisting of the expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities.

On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the ensuing fifteen months. As of March 31, 1997, the Corporation had repurchased 7.9 million shares for $106.7 million.

During the first three months of 1997, the Corporation distributed $.61 per unit, or $3.2 million, to minority Senior Preference Unitholders, paid a dividend rate of 7.50%, or $.5 million, to minority preferred stock shareholders, and paid a dividend of $0.04 per Common Share which totaled $3.0 million.

Pursuant to the provisions of the Terra Nitrogen Company, L.P. (TNCLP) Agreement of Limited Partnership, the holders of all Senior Preference Units (SPUs) had the right, through March 31, 1997, to convert their SPUs into Common Units on a one-for-one basis. As of March 31, 1997, approximately 13.3 million of the 13.6 million previously issued and outstanding SPUs converted to Common Units. The 307,202 SPUs which did not convert to Common Units will be redeemed by TNCLP on May 27, 1997 for $22.105 per unit, which includes a $0.605 distribution per unit for the first quarter of 1997.

On April 3, 1997 TNCLP announced a cash distribution of $.90 per Common Unit to holders of record as of April 18, 1997, payable on April 30, 1997. This distribution represents the balance of available cash for the fourth quarter of 1996.

On April 22, 1997, TNCLP announced a cash distribution for the quarter ended March 31, 1997 of $1.02 per Common Unit to holders of record as of May 5, 1997, payable on May 27, 1997. The cash distribution for the first quarter will include $18.5 million from the elimination of the reserve amount required to support four quarters of minimum quarterly distributions on the SPUs. Due to the redemption of the SPUs on May 27, 1997, this reserve amount is no longer required to be maintained.

Cash balances at March 31, 1997 were $44.6 million of which $5.4 million is used to collateralize letters of credit supporting recorded liabilities.

                          PART II. OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The 1997 Annual Meeting of stockholders was held on April 29, 1997, in Sioux City, Iowa. At the meeting, a total of 71,692,388 votes were cast by stockholders.

          The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:


          NAME                      FOR          WITHHELD
          ----                      ---          --------
          Edward G. Beimfohr     70,273,944      1,418,444
          Carol L. Brookins      70,270,307      1,422,081
          Edward M. Carson       70,271,504      1,420,884
          David E. Fisher        70,268,670      1,423,718
          Burton M. Joyce        70,271,909      1,420,479
          Anthony W. Lea         70,268,614      1,423,774
          William R. Loomis, Jr. 70,246,844      1,445,544
          John R. Norton III     70,271,246      1,421,142
          Henry R. Slack         69,792,369      1,900,019

          The stockholders approved the adoption by the Corporation's Board of Directors of the 1997 Stock Incentive Plan of the Corporation. The number of votes cast for such proposal was 61,425,899, the number against was 5,934,991 and the number of abstentions was 251,670. Broker non-votes for this proposal was 4,079,828.

          In addition, the stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 1997. The number of votes cast for such proposal was 71,394,524, the number against was 245,126 and the number of abstentions was 52,738.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits

            4.7 Amendment No. 4 dated as of March 13, 1997 to the 1995 Credit Agreement

            27    Financial Data Schedule [EDGAR filing only]

    (b)   Reports on Form 8-K

          Current Report on Form 8-K dated February 27, 1997 reporting the promotion of Michael L. Bennett to Executive Vice President and Chief Operating Officer.

          Current Report on Form 8-K dated April 14, 1997 reporting the Corporation's filing of a lawsuit against certain of its insurers.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TERRA INDUSTRIES INC.



Date: May 14, 1997           /s/ Francis G. Meyer
                             --------------------
                             Francis G. Meyer
                             Senior Vice President and Chief Financial Officer
                              and a duly authorized signatory