Form 10-Q
period 1997-06-30
TERRA INDUSTRIES INC
filed 1997-08-13
CIK 722079

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                        Commission file number:  1-8520


                             TERRA INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)

          Maryland                                              52-1145429
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

           Terra Centre
           P.O. Box 6000
         600 Fourth Street                                       51102-6000
          Sioux City, Iowa                                       (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (712) 277-1340

                        ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1997, the following shares of the registrant's stock were outstanding:

         Common Shares, without par value             74,946,711 shares


================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                  (unaudited)

                                                          June 30,         December 31,       June 30,
                                                           1997               1996              1996
                                                        ----------         ------------      ----------
ASSETS
Cash and short-term investments                         $   95,003         $  100,742        $   47,897
Accounts receivable, less allowance for
 doubtful accounts of $15,875, $11,391 and $18,464         552,319             81,606           566,112
Inventories                                                380,596            422,938           364,615
Other current assets                                        31,251            107,008           102,447
-------------------------------------------------------------------------------------------------------
Total current assets                                     1,059,169            712,294         1,081,071
-------------------------------------------------------------------------------------------------------
Equity and other investments                                19,615             16,579            18,381
Property, plant and equipment, net                         874,054            846,353           766,463
Excess of cost over net assets of acquired businesses      282,024            291,645           300,872
Deferred tax asset                                          15,172             15,311               ---
Partnership distribution reserve fund                          ---                ---            18,480
Other assets                                                83,869             87,183            65,629
-------------------------------------------------------------------------------------------------------
Total assets                                            $2,333,903         $1,969,365        $2,250,896
=======================================================================================================

LIABILITIES
Debt due within one year                                $  124,512         $  118,937        $  198,481
Accounts payable                                           507,743            198,273           411,611
Accrued and other liabilities                              185,645            207,927           202,610
-------------------------------------------------------------------------------------------------------
Total current liabilities                                  817,900            525,137           812,702
-------------------------------------------------------------------------------------------------------
Long-term debt                                             410,035            404,707           405,405
Deferred income taxes                                      140,312            134,523           122,449
Other liabilities                                          131,919            125,013           144,657
Minority interest                                          144,128            173,893           184,339
-------------------------------------------------------------------------------------------------------
Total liabilities                                        1,644,294          1,363,273         1,669,552
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
   outstanding 74,890, 75,010 and 75,775 shares            127,478            127,614           128,573
Paid-in capital                                            548,050            550,850           562,188
Cumulative translation adjustment                           (2,683)            (1,430)             (260)
Retained earnings (deficit)                                 16,764            (70,942)         (109,157)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                 689,609            606,092           581,344
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity              $2,333,903         $1,969,365        $2,250,896
=======================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)



                                                               Three Months Ended                    Six Months Ended
                                                                     June 30,                            June 30,
                                                          -----------------------------         --------------------------
                                                              1997              1996               1997            1996
                                                          ----------         ----------         ----------      ----------
REVENUES
Net sales                                                 $1,188,241         $1,066,861         $1,611,924      $1,455,173
Other income, net                                             33,653             18,817             43,680          25,246
--------------------------------------------------------------------------------------------------------------------------
                                                           1,221,894          1,085,678          1,655,604       1,480,419
--------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                                951,116            849,780          1,289,168       1,127,297
Selling, general and administrative
 expense                                                      96,030             92,126            164,339         154,206
Equity in earnings of unconsolidated
 affiliates                                                   (3,023)            (2,265)            (2,000)         (1,184)
Interest income                                               (1,995)            (1,396)            (2,705)         (3,727)
Interest expense                                              15,269             15,203             28,753          26,768
Minority interest                                             12,316             12,628             19,226          25,797
--------------------------------------------------------------------------------------------------------------------------
                                                           1,069,713            966,076          1,496,781       1,329,157
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   152,181            119,602            158,823         151,262
Income tax provision                                          62,377             48,152             65,117          61,412
--------------------------------------------------------------------------------------------------------------------------
Net income                                                $   89,804         $   71,450         $   93,706      $   89,850
==========================================================================================================================

Net income per share                                      $     1.20         $     0.90         $     1.25      $     1.12
==========================================================================================================================

Weighted average
 number of shares outstanding                                 74,350             79,089             74,722          80,310
==========================================================================================================================

Cash dividends declared  per share                        $     0.04         $     0.04         $     0.08      $     0.07
==========================================================================================================================


See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                          ----------------------------
                                                             1997              1996
                                                          ---------          ---------
OPERATING ACTIVITIES
Net income                                                $  93,706          $  89,850
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                              45,879             37,190
  Deferred income taxes                                       9,588              9,312
  Minority interest in earnings                              19,226             25,797
  Other non-cash items                                       (1,393)              (758)
Changes in current assets and liabilities,
 excluding working capital purchased/sold:
  Accounts receivable                                      (450,968)          (385,464)
  Inventories                                                72,469             11,788
  Other current assets                                       52,973              6,134
  Accounts payable                                          296,639            205,885
  Accrued and other liabilities                             (29,479)           (32,726)
Unreimbursed Port Neal casualty                                 ---            (34,017)
Other                                                        (1,622)            (3,654)
--------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities         107,018            (70,663)
--------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                          (37,806)            (7,798)
Port Neal plant construction                                 (9,712)           (58,962)
Insurance proceeds from plant casualty                          ---             13,895
Purchase of property, plant and equipment                   (18,097)           (26,722)
Other                                                         1,815                605
--------------------------------------------------------------------------------------
Net cash used in investing activities                       (63,800)           (78,982)
--------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                     5,668            168,168
Proceeds from issuance of long-term debt                      7,000                ---
Principal payments on long-term debt                         (1,765)            (1,869)
Stock (repurchase) issuance -  net                          (22,096)           (77,205)
Distributions to minority interests                         (17,437)           (24,574)
Distribution reserve fund                                    18,480                ---
Redemption of SPUs                                           (6,604)               ---
Redemption of preferred stock                               (24,950)               ---
Dividends                                                    (6,000)            (5,696)
--------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         (47,704)            58,824
--------------------------------------------------------------------------------------
Foreign exchange effect on cash and short-term investments   (1,253)                11
--------------------------------------------------------------------------------------
Decrease in cash and short-term investments                  (5,739)           (90,810)
Cash and short-term investments at beginning of period      100,742            138,707
--------------------------------------------------------------------------------------
Cash and short-term investments at end of period          $  95,003          $  47,897
======================================================================================

See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (in thousands)
                                  (unaudited)

                                                     Cumulative
                                 Capital   Paid-In  Translation  Accumulated
                                 Stock     Capital   Adjustment    Deficit    Total
-------------------------------------------------------------------------------------
Balance at December 31, 1995    $133,970   $631,195   $   (271)  $(193,311)  $571,583
 Exercise of stock options           121        486        ---         ---        607
 Stock repurchase                 (5,735)   (72,078)       ---         ---    (77,813)
 Issuance of common shares           215      2,580        ---         ---      2,795
 Stock incentive plan                  2          5        ---         ---          7
 Translation adjustment              ---        ---         11         ---         11
 Dividends                           ---        ---        ---      (5,696)    (5,696)
 Net income                          ---        ---        ---      89,850     89,850
-------------------------------------------------------------------------------------
Balance at June 30, 1996        $128,573   $562,188   $   (260)  $(109,157)  $581,344
=====================================================================================

                                                     Cumulative   Retained
                                 Capital   Paid-In  Translation   Earnings
                                 Stock     Capital   Adjustment   (Deficit)   Total
-------------------------------------------------------------------------------------
Balance at December 31, 1996    $127,614   $550,850   $ (1,430)   $(70,942)  $606,092
 Exercise of stock options            38        346        ---         ---        384
 Stock repurchases                (1,673)   (20,759)       ---         ---    (22,432)
 Issuance of common shares         1,499     17,613        ---         ---     19,112
 Translation adjustment              ---        ---     (1,253)        ---     (1,253)
 Dividends                           ---        ---        ---      (6,000)    (6,000)
 Net income                          ---        ---        ---      93,706     93,706
-------------------------------------------------------------------------------------
Balance at June 30, 1997        $127,478   $548,050   $ (2,683)   $ 16,764   $689,609
=====================================================================================

See accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1996 Annual Report to Stockholders.

2. Per-share data are based on the weighted average number of Common Shares outstanding and the dilutive effect of the Corporation's outstanding restricted shares and stock options. Fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain dilutive securities was not significant.

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The impact on earnings per share computed using SFAS 128 is immaterial, in comparison with net income per share disclosed in the Consolidated Statements of Operations. SFAS 128 is applicable for fiscal years ending after December 15, 1997.

3. Inventories consisted of the following:

                                June 30,       December 31,         June 30,
        (in thousands)            1997             1996               1996
        --------------------------------------------------------------------
        Raw materials           $ 45,819         $ 39,782           $ 42,856
        Finished goods           334,777          383,156            321,759
        --------------------------------------------------------------------
        Total                   $380,596         $422,938           $364,615
        ====================================================================

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

   Approximately $626,000, pursuant to the Methanol Hedging Agreement was deferred at June 30, 1997 and will be recognized as income over the remaining term of the agreement. No amounts have been paid or are presently accrued under the terms of the agreement. The estimated fair value of the agreement, representing the amount that the Corporation would expect to pay at June 30, 1997 to liquidate the agreement for its remaining term, is less than $1 million.

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

     As of June 30, 1997, the Corporation has received $203 million in insurance payments. The Corporation presented documentation to the insurance carriers supporting expenditures in excess of $350 million to rebuild the plant and to compensate for the property damage and business interruption losses. The Corporation filed a complaint in April 1997 in federal court against its property insurance carriers alleging the carriers have failed to act in a timely manner to handle the claim or to acknowledge their obligations to pay the amounts owed. The complaint seeks, among other things, monetary damages in excess of $150 million.

     The Corporation expects to record a substantial non-recurring gain, representing the difference between the property insurance settlement on the Port Neal facility with the Corporation's insurers and the carrying value of the facility at the time of the explosion. The amount of the gain will be dependent on the final settlement reached with the Corporation's insurance carriers.

     In September 1995, the Corporation transferred the Port Neal facility to Port Neal Holdings Corp. ("PNH"). PNH was structured to finance and complete the reconstruction of the Port Neal facility through its wholly owned subsidiary, Port Neal Corporation ("PNC"). PNH issued to unrelated third parties $25 million of non-convertible preferred stock. The preferred stock represented 25% of the voting rights of PNH and accrued dividends commensurate with market interest rates. PNH redeemed the preferred stock on June 30, 1997.

7. The Corporation's natural gas procurement policy is to effectively fix or cap the price of approximately 40% to 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Corporation's six production facilities are physically purchased for each plant location which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

     The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1997, 1998 and 1999, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $30.0 million and $78.3 million as of June 30, 1997 and 1996, respectively. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

     For the first six months of 1997 and 1996, natural gas hedging activities produced cost savings of approximately $25.9 million and $42.9 million, respectively, compared with spot prices.

8. The Corporation has revolving credit facilities of up to $355 million for domestic working capital needs and other corporate purposes. Under the credit facility, there was $122.0 million classified as short-term borrowings and $7.0 million classified as long-term debt at June 30, 1997. Interest on borrowings under this line is charged at current market rates.

9. In August 1996, the Corporation, through Terra Funding Corporation ("TFC"), a beneficially owned subsidiary of the Corporation and a limited purpose corporation, entered into an agreement with a large financial institution to sell an undivided interest in its accounts receivable. Under the agreement, which expires August 1999, the Corporation may sell without recourse an undivided interest in a designated pool of its accounts receivable and receive up to $150 million in proceeds. Undivided interests in new receivables may be sold as amounts are collected on previously sold interests. As of June 30, 1997, the proceeds of the uncollected balance of accounts receivable sold totaled $136 million. TFC is a separate legal entity whose creditors have received security interests in its assets.

10. Pursuant to the provisions of the Terra Nitrogen Company, L.P. (TNCLP) Agreement of Limited Partnership, the holders of all Senior Preference Units (SPUs) had the right, through March 31, 1997, to convert their SPUs into Common Units on a one-for-one basis. As of March 31, 1997, approximately 13.3 million of the 13.6 million previously issued and outstanding SPUs converted to Common Units. The Common Units began trading on the New York Stock Exchange on April 1, 1997 under the symbol TNH. The 307,202 SPUs which did not convert to Common Units were redeemed by TNCLP on May 27, 1997 for $22.105 per unit, which includes a $0.605 distribution per unit for the first quarter of 1997.

     TNCLP paid a cash distribution for the quarter ended March 31, 1997 of $1.02 per Common Unit to holders of record as of May 5, 1997, on May 27, 1997. The cash distribution for the first quarter included $18.5 million from the elimination of the reserve amount required to support four quarters of minimum quarterly distributions on the SPUs. Due to the redemption of the SPUs on May 27, 1997, this reserve amount was no longer required to be maintained.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                   QUARTER ENDED JUNE 30, 1997 COMPARED WITH
                          QUARTER ENDED JUNE 30, 1996


Consolidated Results

The Corporation reported net income of $89.8 million, or $1.20 per share, on revenues of $1.2 billion for the second quarter of 1997 compared with net income of $71.5 million, or $0.90 per share, on revenues of $1.1 billion in the second quarter of 1996.

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

Total revenues and operating income (loss) for the three-month periods ended June 30, 1997 and 1996 were as follows:

(in thousands)                                      1997               1996
--------------------------------------------------------------------------------
REVENUES:
Distribution                                     $  980,457         $  881,733
Nitrogen Products                                   215,693            190,770
Methanol                                             40,874             29,664
Other - net of intercompany eliminations            (15,130)           (16,489)
--------------------------------------------------------------------------------
                                                 $1,221,894         $1,085,678
================================================================================
OPERATING INCOME:
Distribution                                     $   89,507         $   68,964
Nitrogen Products                                    76,528             75,729
Methanol                                             15,265              1,615
Other expense - net                                  (3,529)              (271)
--------------------------------------------------------------------------------
                                                    177,771            146,037
Interest expense - net                              (13,274)           (13,807)
Minority interest                                   (12,316)           (12,628)
--------------------------------------------------------------------------------
Total from operations                            $  152,181         $  119,602
================================================================================

Distribution

Revenues from the Distribution segment for the three month periods ended June 30, 1997 and 1996 were as follows:

Distribution Revenues
--------------------------------------------------------------------
(in thousands)                             1997          1996
--------------------------------------------------------------------
Resale fertilizer                        $249,875      $214,007
Crop protection products                  601,057       569,741
Seed                                       70,828        54,752
Other                                      58,697        43,233
--------------------------------------------------------------------
                                         $980,457      $881,733
====================================================================

Distribution revenues for the 1997 second quarter totaled $980.5 million, an increase of $98.7 million or 11.2% compared with the 1996 second quarter. Acquisitions of distribution locations in the second quarter of 1997 increased the number of locations from 403 at March 31, 1997 to 426 at June 30, 1997. This increase in distribution locations generated additional revenues of $56.3 million while existing location revenues increased $42.4 million compared with the second quarter of 1996.

Distribution operating income was $89.5 million for the second quarter of 1997 compared with $69.0 million in the 1996 quarter. The expansion of the distribution network contributed $6.6 million and existing locations provided $13.9 million to the operating income increase. Higher volumes due to acquisitions, more planted acres and an earlier planting season than in 1996 (when substantial sales demand was pushed to the following quarter due to weather) generated an increase in gross profit for the 1997 second quarter compared with the same quarter in 1996. Selling, general and administrative expense increased $10.0 million in the second quarter of 1997 compared with 1996. Compensation and related expenses increased due to expansion at existing locations and as a result of acquisitions by $7.9 million. Operating expenses including new equipment and advertising increased $5.7 million in 1997 compared with the 1996 second quarter. A reduction in bad debt expense offset the above expense increases by $3.4 million.


Nitrogen

Volumes and prices for the three month periods ended June 30, 1997 and 1996 were as follows:

Volumes and Prices
-------------------------------------------------------------------------------
(excludes the Distribution segment)          1997                 1996
-------------------------------------------------------------------------------
                                        Sales    Average     Sales    Average
(quantities in thousands)              Volumes  Unit Price  Volumes  Unit Price
-------------------------------------------------------------------------------
Ammonia (tons)                             450    $194         390      $191
Nitrogen solutions (tons)                  913      96         798       105
Urea (tons)                                195     161         151       170
-------------------------------------------------------------------------------

Nitrogen Products revenues totaled $215.7 million for the second quarter of 1997 compared with $190.8 million for the same period of 1996. The increase was due to higher sales volumes partially offset by 8% lower nitrogen solutions prices. Urea, ammonia and nitrogen solutions volumes increased 29%, 15% and 14%, respectively, in the 1997 quarter compared with the prior year. The higher sales volumes in 1997 were due to increased corn acres planted in 1997, and cold, wet weather during the first quarter of 1997 which shifted sales, especially of ammonia to the second quarter. Nitrogen solutions sales volumes were higher in 1997 reflecting a full quarter of production from the Port Neal plant which started up in May 1996. Additionally, urea production increased as a result of expansion and efficiency improvement projects at Courtright and Blytheville manufacturing plants.

Operating income for Nitrogen Products was $76.5 million for 1997 compared with $75.7 million for the second quarter of 1996. The increase in operating income was due to higher sales volumes as discussed above significantly offset by a 32% increase in natural gas costs in the 1997 quarter compared with 1996.


Methanol

Methanol revenues increased $11.2 million, or 37.8%, for the quarter ended June 30, 1997 compared with the same period in 1996 even though the Beaumont plant was down 17 days primarily for scheduled maintenance during the 1997 period. The revenue increase was the result of higher methanol prices, reflecting tight market conditions caused by planned and unplanned industry production outages, delayed startup of new foreign plants and increased worldwide demand. Methanol sales prices averaged $.59 per gallon in the 1997 quarter compared with $.39 per gallon during the 1996 period. Sales volumes declined 10% in 1997 to 69.7 million gallons compared with the second quarter of 1996.

The Methanol segment reported second quarter 1997 operating income of $15.3 million compared with $1.6 million for the 1996 quarter. The operating income increase was due to higher methanol sales prices in 1997 as discussed above. Natural gas costs were essentially unchanged in comparison with the prior-year period.

Other Operating Expense-Net

Other operating expense was $3.5 million in the 1997 second quarter compared with $0.3 million in the comparable 1996 period. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs. Other operating expenses in the second quarter of 1997 included higher legal and consulting fees than in 1996.

Interest Expense-Net

Interest expense, net of interest income, totaled $13.3 million in 1997 compared with $13.8 million in 1996.

Income Taxes

Income taxes for the second quarter of 1997 were recorded at an effective tax rate of 40.8%, comparable to the effective tax rate for the second quarter of 1996.

                  SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1996


Consolidated Results

The Corporation reported net income of $93.7 million, or $1.25 per share, on revenues of $1.66 billion for the first six months of 1997 compared with net income of $89.9 million, or $1.12 per share, on revenues of $1.48 billion in the first six months of 1996.

Total revenues and operating income (loss) for the six-month periods ended June 30, 1997 and 1996 were as follows:

(in thousands)                                  1997                1996
--------------------------------------------------------------------------------
REVENUES:
Distribution                                 $1,241,000         $1,104,646
Nitrogen Products                               351,611            343,837
Methanol                                         83,872             58,560
Other - net of intercompany eliminations        (20,879)           (26,624)
--------------------------------------------------------------------------------
                                             $1,655,604         $1,480,419
================================================================================
OPERATING INCOME:
Distribution                                 $  64,950          $  45,555
Nitrogen Products                              115,069            150,063
Methanol                                        28,423              5,644
Other expense - net                             (4,345)            (1,162)
--------------------------------------------------------------------------------
                                               204,097            200,100
Interest expense - net                         (26,048)           (23,041)
Minority interest                              (19,226)           (25,797)
--------------------------------------------------------------------------------
Total from operations                        $ 158,823          $ 151,262
================================================================================

Distribution

Revenues from the Distribution segment for the six month periods ended June 30, 1997 and 1996 were as follows:

Distribution Revenues
---------------------------------------------------------------
(in thousands)                        1997          1996
---------------------------------------------------------------

Resale fertilizer                 $  314,338    $  273,827
Crop protection products             759,748       696,430
Seed                                  88,403        72,184
Other                                 78,511        62,205
---------------------------------------------------------------
                                  $1,241,000    $1,104,646
===============================================================

Distribution revenues for the first six months of 1997 amounted to $1.24 billion compared with $1.10 billion for the comparable 1996 period. New distribution locations generated $64.5 million of revenues and existing locations generated $71.8 million of additional revenues in 1997 compared with the first six months of 1996. Higher volumes contributed to the increase in revenue for all product lines due principally to new locations, increased planted acres and an earlier planting season than in 1996 due to favorable 1997 weather conditions.

The Distribution segment reported operating income of $65.0 million for the first six months of 1997, an increase of $19.4 million over 1996. Existing locations generated an increase in operating income of $13.4 million while new locations provided operating income of $6.0 million. An increase in gross profit for fertilizer and crop protection products of $7.9 million and $16.1 million, respectively, for 1997 compared with the first six months of 1996 was primarily caused by higher volumes. Seed gross profit and custom application income provided an increase to operating income of $6.2 million for the first six months of 1997 compared with the same period in 1996. Selling, general and administrative expense increased $16.4 million in 1997 compared with the first six months of 1996. Additional employees and equipment to meet expected increases in demand for products and services for the 1997 planting season contributed to increases in compensation, depreciation, operating and maintenance expenses. Offsetting these increases was a reduction in bad debt expense of $3.2 million for the first six months of 1997 compared with 1996.


Nitrogen

Volumes and prices for the six month periods ended June 30, 1997 and 1996 were as follows:

Volumes and Prices
-------------------------------------------------------------------------------
(excludes the Distribution segment)           1997                 1996
-------------------------------------------------------------------------------
                                        Sales    Average     Sales     Average
(quantities in thousands)              Volumes  Unit Price  Volumes  Unit Price
-------------------------------------------------------------------------------
Ammonia (tons)                             675        $197      646        $190
Nitrogen solutions (tons)                1,534          95    1,464         102
Urea (tons)                                352         169      283         187
-------------------------------------------------------------------------------


Revenues for the Nitrogen Products segment were $351.6 million for the first six months of 1997 compared with $343.8 million for the comparable 1996 period. The increase in revenues was due to higher sales volumes which were mostly offset by lower nitrogen solutions and urea sales prices. Increased corn acres, which require more nitrogen than most other crops accounted for part of the higher 1997 sales volumes. Urea sales volumes in 1997 benefited from expansion and efficiency improvement projects at the Courtright and Blytheville plants. Nitrogen solutions sales volumes were higher in 1997, reflecting the impact of production from the Port Neal plant which began producing nitrogen solutions in May 1996. Weather during the 1997 planting season was more favorable for ammonia application rather than nitrogen solutions, which kept ammonia prices relatively strong while nitrogen solutions sales prices declined. In contrast, 1996 weather conditions forced a late planting season and favored nitrogen solutions applications resulting in higher nitrogen solutions prices during the prior year.

The Nitrogen Products segment reported operating income of $115.1 million for the first six months of 1997 compared with $150.1 million for the same period in 1996. The decrease in operating income was due to a 48% increase in natural gas costs for the 1997 six months compared with the first six months of 1996, partially offset by the increase in revenues discussed above.


Methanol

Methanol revenues were $83.9 million for the six months ended June 30, 1997, an increase of $25.3 million over the comparable 1996 period. Average methanol sales prices were $.58 and $.38 per gallon for the 1997 and 1996 periods, respectively, creating a revenue increase of $28.5 million. The higher prices reflect tight methanol market conditions caused by planned and unplanned production outages, delayed startup of new foreign plants and increased worldwide demand. Sales volumes declined by 6% in the 1997 six months to 143.8 million gallons compared with 1996 due primarily to a scheduled maintenance turnaround at the Beaumont plant in 1997.

Methanol operating income was $28.4 million for the first six months of 1997 compared with $5.6 million for the 1996 period. Higher methanol prices in the first six months of 1997 more than offset a 23% increase in natural gas costs, compared with the 1996 six months, resulting in the operating income increase.

Other Operating Expense - Net

Other operating expense was $4.3 million in the first half of 1997 compared with $1.2 million in 1996. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs. Other operating expenses in the first half of 1997 included additional legal and consulting fees in comparison with the 1996 period.

Interest Expense - Net

Net interest expense was $26.0 million in 1997 compared with $23.0 million in 1996. Interest expense increased as a result of additional borrowings used to fund operations.

Income Taxes

Income tax expense was recorded at an effective rate of 41.0% for the first six months of 1997 compared with 40.6% in the 1996 first half.

Minority Interest

Minority interest, representing primarily third party unitholder interest in the earnings of Terra Nitrogen Company, L.P. (TNCLP), was $19.2 million for the first half 1997 compared with $25.8 million in 1996. Minority interest declined primarily due to lower earnings from TNCLP operations.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make quarterly distributions to minority interests, disburse quarterly dividends on common stock and make capital expenditures and acquisitions. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities. The Corporation believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

Cash provided by operations in the first six months of 1997 was $107.0 million. Working capital balances increased $54.4 million for the first six months of 1997 due to the seasonal nature of the Corporation's operations. The Corporation has available a $355 million revolving credit facility for domestic working capital needs. As of June 30, 1997, $129.0 million was outstanding under this facility.

Cash used for investing activities was $63.8 million in the first six months of 1997, $18.1 million funded investments in plant and equipment. Cash used for acquisitions ($37.8 million) represents amounts paid to acquire new locations for the Corporation's distribution network.

The rebuild of the Port Neal manufacturing plant was substantially complete in 1996. The Corporation began construction in the third quarter of 1996 on a $23 million nitric acid plant at Port Neal with the facility expected to be fully operational by the end of 1997. Expenditures in 1997 for the nitric acid plant totalled $9.3 million. The Corporation expects 1997 capital expenditures, exclusive of expenditures related to the Port Neal nitric acid plant and the acquisition of retail distribution locations, to approximate $55 million consisting of the expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities.

On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the ensuing fifteen months. The share repurchase was completed in May 1997 for a total cost of $114.2 million.

During the first six months of 1997, the Corporation distributed $2.52 per unit, or $16.4 million, to minority Unitholders, paid a dividend rate of 8.42%, or $1.1 million, to minority preferred stock shareholders, and paid a dividend of $0.08 per Common Share which totaled $6.0 million.

Pursuant to the provisions of the Terra Nitrogen Company, L.P. (TNCLP) Agreement of Limited Partnership, the holders of all Senior Preference Units (SPUs) had the right, through March 31, 1997, to convert their SPUs into Common Units on a one-for-one basis. As of March 31, 1997, approximately 13.3 million of the 13.6 million previously issued and outstanding SPUs converted to Common Units. The 307,202 SPUs which did not convert to Common Units were redeemed by TNCLP on May 27, 1997 for $22.105 per unit, which included a $0.605 distribution per unit for the first quarter of 1997.

The cash distribution for the first quarter included $18.5 million from the elimination of the reserve amount required to support four quarters of minimum quarterly distributions on the SPUs. Due to the redemption of the SPUs on May 27, 1997, this reserve amount was no longer required to be maintained.

On July 22, 1997, TNCLP announced a cash distribution for the quarter ended June 30, 1997 of $2.38 per common unit, payable August 29, 1997 to unitholders of record as of August 4, 1997.

Port Neal Holdings Corp. redeemed its $25.0 million non-convertible, preferred stock on June 30, 1997.

Cash balances at June 30, 1997 were $95.0 million of which $5.4 million is used to collateralize letters of credit supporting recorded liabilities.


                     RECENTLY ISSUED ACCOUNTING STANDARDS
                     ------------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The impact on earnings per share computed using SFAS 128 is immaterial, in comparison with net income per share disclosed in the Consolidated Statements of Operations. The Corporation will compute and disclose earnings per share in accordance with SFAS 128 in its annual 1997 financial statements.


        "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
        ---------------------------------------------------------------
                              REFORM ACT OF 1995
                              ------------------

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to , the following: general economic conditions within the agricultural industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; changes in weather conditions; changes in agricultural regulations; and other risks detailed in the Corporation's Securities and Exchange Commission filing, in particular the "Factors that Affect Operating Results" section of its most recent Form 10-K.

                           PART II. OTHER INFORMATION


  Item 5. OTHER INFORMATION

            On August 5, 1997, the Board of Directors elected Dr. Robert L. Thompson to fill a vacant position on the Board. Thompson is President and Chief Executive Officer of Winrock International Institute for Agricultural Development.

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

               4.8 Amendment No. 5 dated as of May 27, 1997 to the 1995 Credit Agreement, filed as Exhibit 4.8 to Terra's Registration Statement on Form S-3 (No. 333-31769), is incorporated herein by reference.

               27    Financial Data Schedule [EDGAR filing only]

            (b) Reports on Form 8-K

                None



                                   SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TERRA INDUSTRIES INC.



  Date: August 13, 1997               /s/ Francis G. Meyer
                                      ------------------------------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer and a duly authorized signatory