Form 10-Q
period 1997-09-30
TERRA INDUSTRIES INC
filed 1997-11-13
CIK 722079

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number:  1-8520


                             TERRA INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)

                     Maryland                             52-1145429
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

                   Terra Centre
                  P.O. Box 6000                           51102-6000
                600 Fourth Street                         (Zip Code)
                 Sioux City, Iowa
     (Address of principal executive offices)









      Registrant's telephone number, including area code:  (712) 277-1340

                        ------------------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of October 31, 1997, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value  74,960,011 shares

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                                  September 30,    December 31,     September 30,
                                                                      1997            1996              1996
                                                                  -------------    ------------     -------------
ASSETS
Cash and short-term investments                                    $   47,623       $  100,742       $   35,410
Accounts receivable, less allowance for
 doubtful accounts of $15,889, $11,391 and $12,130                    370,519           81,606          329,107
Inventories                                                           344,167          422,938          366,390
Other current assets                                                   68,382          107,008           96,653
----------------------------------------------------------------------------------------------------------------
Total current assets                                                  830,691          712,294          827,560
----------------------------------------------------------------------------------------------------------------
Equity and other investments                                           27,139           16,579           22,308
Property, plant and equipment, net                                    879,279          846,353          792,990
Excess of cost over net assets of acquired businesses                 284,171          291,645          296,294
Deferred tax asset                                                     15,138           15,311              ---
Partnership distribution reserve fund                                     ---              ---           18,480
Other assets                                                           76,226           87,183           68,285
----------------------------------------------------------------------------------------------------------------
Total assets                                                       $2,112,644       $1,969,365       $2,025,917
================================================================================================================

LIABILITIES
Debt due within one year                                           $  160,643       $  118,937       $  178,998
Accounts payable                                                      250,753          198,273          223,658
Accrued and other liabilities                                         145,024          207,927          158,248
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                             556,420          525,137          560,904
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                        410,553          404,707          405,338
Deferred tax liability -- non-current                                 176,533          134,523          124,121
Other liabilities                                                      82,487          125,013          169,928
Minority interest                                                     132,906          173,893          176,711
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                   1,358,899        1,363,273        1,437,002
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
  outstanding 74,963, 75,010 and 74,764 shares                        127,559          127,614          127,534
Paid-in capital                                                       548,667          550,850          549,755
Cumulative translation adjustment                                      (3,012)          (1,430)            (234)
Retained earnings (deficit)                                            80,531          (70,942)         (88,140)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                            753,745          606,092          588,915
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $2,112,644       $1,969,365       $2,025,917
================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                        Three Months          Nine Months
                                           Ended                 Ended
                                       September 30,         September 30,
                                     ------------------  ----------------------
                                       1997     1996        1997        1996
                                     --------  --------  ----------  ----------
REVENUES
Net sales                            $480,600  $456,678  $2,092,524  $1,911,851
Other income, net                      15,236    14,860      58,916      40,106
--------------------------------------------------------------------------------
                                      495,836   471,538   2,151,440   1,951,957
--------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                         381,311   343,105   1,670,479   1,470,402
Selling, general and
 administrative expense                75,905    69,903     240,244     224,109
Equity in earnings of
 unconsolidated affiliates            (2,916)    (3,718)     (4,916)     (4,902)
--------------------------------------------------------------------------------
                                      454,300   409,290   1,905,807   1,689,609
--------------------------------------------------------------------------------
Income from operations                 41,536    62,248     245,633     262,348
Insurance recovery -
 damaged facility                      89,000        --      89,000          --
Interest income                         1,827     2,054       4,532       5,781
Interest expense                      (15,694)  (16,123)    (44,447)    (42,891)
Minority interest                      (3,901)   (9,220)    (23,127)    (35,017)
--------------------------------------------------------------------------------
Income before income taxes            112,768    38,959     271,591     190,221
Income tax provision                   45,253    15,057     110,370      76,469
--------------------------------------------------------------------------------
Net income                           $ 67,515  $ 23,902  $  161,221  $  113,752
================================================================================
Net income per share                 $   0.91  $   0.32  $     2.16  $     1.45
================================================================================
Weighted average number of
 shares outstanding                    74,665    75,370      74,756      78,651
================================================================================
Cash dividends declared
 per share                           $   0.05  $   0.04  $     0.13  $     0.11
================================================================================

See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                         ----------------------------
                                                                           1997               1996
                                                                         ---------          ---------
OPERATING ACTIVITIES
Net income                                                               $ 161,221          $ 113,752
Adjustments to reconcile net income to net cash
used in operating activities:
  Insurance recovery - damaged facility                                    (89,000)               ---
  Depreciation and amortization                                             70,798             57,196
  Deferred income taxes                                                     49,619             10,955
  Minority interest in earnings                                             23,127             35,017
  Other non-cash items                                                     (11,065)            (4,206)
Changes in current assets and liabilities,
excluding working capital purchased:
  Accounts receivable                                                     (269,048)          (147,332)
  Inventories                                                              109,223             10,643
  Other current assets                                                      45,771              7,304
  Accounts payable                                                          39,649             17,496
  Accrued and other liabilities                                            (70,102)           (77,631)
Unreimbursed Port Neal casualty                                                ---            (17,660)
Other                                                                        8,322             (6,419)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         68,515               (885)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                         (40,792)           (11,551)
Port Neal plant construction                                               (22,806)           (84,996)
Insurance proceeds from plant casualty                                       5,453             26,675
Purchase of property, plant and equipment                                  (34,281)           (39,390)
Other                                                                        1,601                570
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (90,825)          (108,692)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                                   41,668            150,259
Proceeds from issuance of long-term debt                                     7,867                ---
Principal payments on long-term debt                                        (1,983)            (3,510)
Stock (repurchase) issuance, net                                           (21,397)           (90,719)
Distribution to minority interests                                         (32,560)           (41,206)
Distribution reserve fund                                                   18,480                ---
Redemption of SPUs                                                          (6,604)               ---
Redemption of preferred stock                                              (24,950)               ---
Dividends                                                                   (9,748)            (8,581)
-------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                        (29,227)             6,243
-------------------------------------------------------------------------------------------------------
Foreign exchange effect on cash and short-term investments                  (1,582)                37
-------------------------------------------------------------------------------------------------------
Decrease in cash and short-term investments                                (53,119)          (103,297)
Cash and short-term investments at beginning of period                     100,742            138,707
-------------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                         $  47,623          $  35,410
=======================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (in thousands)
                                  (unaudited)

                                                             Cumulative
                                   Common      Paid-In      Translation     Accumulated
                                   Shares      Capital       Adjustment         Deficit         Total
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1995     $133,970     $631,195         $  (271)       $(193,311)     $571,583
  Exercise of stock options           141          517             ---              ---           658
  Stock repurchase                 (6,798)     (84,585)            ---              ---       (91,383)
  Issuance of Common Shares           219        2,623             ---              ---         2,842
  Stock incentive plan                  2            5             ---              ---             7
  Translation adjustment              ---          ---              37              ---            37
  Dividends                           ---          ---             ---           (8,581)       (8,581)
  Net income                          ---          ---             ---          113,752       113,752
-----------------------------------------------------------------------------------------------------
Balance at September 30, 1996    $127,534     $549,755         $  (234)       $ (88,140)     $588,915
=====================================================================================================


                                                             Cumulative        Retained
                                   Common      Paid-In      Translation        Earnings
                                   Shares      Capital       Adjustment       (Deficit)         Total
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1996     $127,614     $550,850         $(1,430)        $(70,942)     $606,092
  Exercise of stock options           119          963             ---              ---         1,082
  Stock repurchase                 (1,673)     (20,759)            ---              ---       (22,432)
  Issuance of Common Shares         1,499       17,613             ---              ---        19,112
  Translation adjustment              ---          ---          (1,582)             ---        (1,582)
  Dividends                           ---          ---             ---           (9,748)       (9,748)
  Net income                          ---          ---             ---          161,221       161,221
-----------------------------------------------------------------------------------------------------
Balance at September 30, 1997    $127,559     $548,667         $(3,012)       $  80,531      $753,745
=====================================================================================================

       See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered indicative of results for a full year. Certain reclassifications have been made to prior periods' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1996 Annual Report to Stockholders.

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

3.   Inventories consisted of the following:

                                            September 30,     December 31,     September 30,
        (in thousands)                          1997              1996             1996
        -----------------------------------------------------------------------------------
        Raw materials                         $ 43,054          $ 39,782         $ 48,891
        Finished goods                         301,113           383,156          317,499
        ------------------------------------------------------------------------------------
        Total                                 $344,167          $422,938          $366,390
        ====================================================================================

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

5. The Corporation entered into a methanol hedging agreement (the "Methanol Hedging Agreement") whereby, the Corporation agreed to make payments to the extent that average methanol prices exceed the sum of $0.65 per gallon plus
     0.113 times the average spot price index, in cents per MMBtu, for natural gas during 1997. The amount due, if any, is dependent upon average methanol and natural gas prices during 1997. The quantity subject to the agreement is 130 million gallons. The Corporation's methanol production facilities have a capacity of 320 million gallons of methanol per year.

     Approximately $313,000, pursuant to the Methanol Hedging Agreement was deferred at September 30, 1997 and will be recognized as income over the remaining term of the agreement. No amounts have been paid or are presently accrued under the terms of the agreement. The estimated fair value of the agreement, representing the amount that the Corporation would expect to pay at September 30, 1997 to liquidate the agreement for its remaining term, is less than $1 million.

6. On December 13, 1994, the Corporation's Port Neal facility in Iowa was extensively damaged as a result of an explosion. Insurance was in force to cover the Corporation's property damage, business interruption and third party liability claims.

     As of September 30, 1997, the Corporation has received $208 million of insurance payments related to business interruption and property damage claims. The Corporation presented documentation to the insurance carriers supporting expenditures in excess of $350 million to rebuild the plant and to compensate for the property damage and business interruption losses. The Corporation filed a complaint in April 1997 in federal court against its property insurance carriers alleging the carriers have failed to act in a timely manner to handle the claim or to acknowledge their obligations to pay the amounts owed. The complaint seeks, among other things, monetary damages in excess of $150 million.

     On September 19, 1997, the Corporation reached a settlement with four of the six insurance carrier defendants. These four carriers have agreed to pay the Corporation their respective share (32% of the overall insurance coverage) of a total claim fixed at $321 million for purposes of this settlement only. With this settlement, the Corporation will receive an additional $37 million from the four carriers. Legal proceedings continue against the two remaining carriers.

     As a result of the claim settlement with four carriers at $321 million and written acknowledgement by the remaining carriers of a $210 million claim value, the Corporation is assured of insurance proceeds totaling at least $245 million related to business interruption and property damage claims. Estimated lost profits under the business interruption policy were included in income in 1996 and 1995. The rebuild of the Port Neal plant required the recognition of a new cost basis for the facility. As a result of the partial settlement, the Corporation recorded a substantial gain in September 1997 representing the difference between the property insurance settlement received to date on the Port Neal plant and the carrying value of the facility at the time of the explosion less uninsured expenses. The Corporation has capitalized $242 million to date related to the rebuild of the Port Neal manufacturing facility.

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

     The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1997, 1998 and 1999, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the

     Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $71.4 million and $22.7 million as of September 30, 1997 and 1996, respectively. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

     For the first nine months of 1997 and 1996, natural gas hedging activities produced cost savings of approximately $34.5 million and $55.5 million, respectively, compared with spot prices.

8. The Corporation has revolving credit facilities of up to $355 million for domestic working capital needs and other corporate purposes. Under the credit facility, there was $158.0 million classified as short-term borrowings and $7.0 million classified as long-term debt at September 30, 1997. Interest on borrowings under this line is charged at current market rates.

9. In August 1996, the Corporation, through Terra Funding Corporation ("TFC"), a beneficially owned subsidiary of the Corporation and a limited purpose corporation, entered into an agreement with a large financial institution to sell an undivided interest in its accounts receivable. Under the agreement, which expires August 1999, the Corporation may sell without recourse an undivided interest in a designated pool of its accounts receivable and receive up to $150 million in proceeds. Undivided interests in new receivables may be sold as amounts are collected on previously sold interests. As of September 30, 1997, the proceeds of the uncollected balance of accounts receivable sold totaled $141 million. TFC is a separate legal entity whose creditors have received security interests in its assets.

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

     On May 27, 1997, TNCLP paid a cash distribution for the quarter ended March 31, 1997 of $1.02 per Common Unit to holders of record as of May 5, 1997. The cash distribution for the first quarter included $18.5 million from the elimination of the reserve amount required to support four quarters of minimum quarterly distributions on the SPUs. Due to the redemption of the SPUs on May 27, 1997, this reserve amount was no longer required to be maintained.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH
                       QUARTER ENDED SEPTEMBER 30, 1996


Consolidated Results

The Corporation reported net income of $67.5 million, or $0.91 per share, on revenues of $495.8 million for the third quarter of 1997 compared with net income of $23.9 million, or $0.32 per share, on revenues of $471.5 million in the third quarter of 1996. The 1997 third quarter results reflect a gain of $0.71 per share for the partial settlement of insurance claims related to the rebuild of the Port Neal plant (see Note 6 to the Consolidated Financial Statements).

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

Total revenues and operating income (loss) by segment for the three month periods ended September 30, 1997 and 1996 were as follows:

(in thousands)                                 1997       1996
-----------------------------------------------------------------
REVENUES:
Distribution                                 $337,747   $306,705
Nitrogen Products                             134,950    146,721
Methanol                                       48,763     35,634
Other-net of intercompany eliminations        (25,624)   (17,522)
-----------------------------------------------------------------
                                             $495,836   $471,538
=================================================================
OPERATING INCOME:
Distribution                                 $ (2,883)  $  6,233
Nitrogen Products                              26,745     49,980
Methanol                                       18,914      6,765
Other expense-net                              (1,240)      (730)
-----------------------------------------------------------------
                                              $41,536   $ 62,248
=================================================================

Distribution

Revenues from the Distribution segment for the three month periods ended September 30, 1997 and 1996 were as follows:

Distribution Revenues
----------------------------------------------------------------
(in thousands)                            1997        1996
----------------------------------------------------------------
Resale fertilizer                       $ 43,224    $ 39,369
Crop protection products                 241,699     229,548
Seed                                       7,620       8,401
Other                                     45,204      29,387
----------------------------------------------------------------
                                        $337,747    $306,705
================================================================


Distribution revenues for the 1997 third quarter totaled $337.8 million, an increase of $31.0 million or 10.1% compared with the third quarter of 1996. The expansion of the Distribution network from 394 locations in 1996 to 427 locations in 1997 contributed the majority of the revenue increase for the quarter.

The Distribution segment reported an operating loss of $2.9 million for the third quarter of 1997 compared with operating income of $6.2 million in 1996. Higher volumes for crop protection products were more than offset by lower margins to cause a decrease in gross profit for the 1997 quarter compared with 1996. Selling, general and administrative expenses increased by $6.6 million for the 1997 third quarter in comparison with the 1996 quarter. The growth of the distribution network increased expenses by $6.8 million for the 1997 third quarter. Compensation and equipment expenses at existing locations also increased but were substantially offset by a $5.3 million decrease to employee benefits expense related to a reduction in retiree medical benefits.


Nitrogen

Volumes and prices for the three month periods ended September 30, 1997 and 1996 were as follows:

Volumes and Prices
----------------------------------------------------------------------------------------------------------
(excludes the Distribution segment)                        1997                            1996
----------------------------------------------------------------------------------------------------------
                                                  Sales           Average         Sales          Average
(quantities in thousands of tons)                Volumes        Unit Price       Volumes       Unit Price
----------------------------------------------------------------------------------------------------------
Ammonia                                              289           $181              294          $168
Nitrogen solutions                                   793             76              817            87
Urea                                                 146            128              127           162
----------------------------------------------------------------------------------------------------------

Revenue for the Nitrogen Products segment was $135.0 million for the 1997 third quarter compared with $146.7 million for the 1996 third quarter. The revenue decline was due to lower nitrogen solutions prices and urea prices offset by higher ammonia prices and higher urea sales volumes. Nitrogen solutions prices decreased in comparison to 1996 due to an unusually wet 1996 season which pushed sales into the third quarter and higher 1997 inventories as a result of reduced dealer demand and increased imports. Lower worldwide demand for urea during 1997, especially from China, caused urea prices to fall from prior year levels. Ammonia prices increased from the prior year quarter as a result of tight market conditions during 1997 due to industry plant problems and increased upgrading of ammonia to nitrogen solutions and urea. Sales volumes for urea increased 15% in the 1997 quarter compared with the same period in 1996 as a result of a maintenance turnaround at the Blytheville plant in 1996.

Nitrogen Products operating income for the 1997 third quarter was $26.7 million compared with $50.0 million for the 1996 third quarter. The decrease in operating income was a result of price declines as discussed above and a 20% increase in natural gas costs during the 1997 third quarter compared with the 1996 third quarter.

Methanol

Methanol revenues increased $13.1 million, or 37% during the quarter ended September 30, 1997 compared with the 1996 third quarter due to higher methanol prices, reflecting tight market conditions caused by planned and unplanned industry production outages and increased worldwide demand. Methanol sales prices averaged $0.58 per gallon during the 1997 quarter compared with $0.45 during the 1996 quarter. Sales volumes in 1997 increased 7% to 84.8 million gallons compared with the 1996 third quarter.

Methanol operating income was $18.9 million for the third quarter of 1997 compared with $6.8 million for the third quarter of 1996. The operating income increase was primarily due to the increase in methanol sales prices. Natural gas costs were essentially unchanged in comparison with the prior-year period.

Other Operating Expense - Net

Other operating expense was $1.2 million in the 1997 third quarter compared with $0.7 million in the comparable 1996 period. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs.

Interest Expense - Net

Interest expense, net of interest income, totaled $13.9 million in the 1997 third quarter compared with $14.1 million in 1996.

Minority Interest

Minority interest, representing primarily third party unitholder interest in the earnings of Terra Nitrogen Company, L.P. (TNCLP), was $3.9 million for the third quarter of 1997 compared with $9.2 million in 1996. Minority interest declined primarily due to lower earnings from TNCLP operations.

Income Taxes

Income taxes for the third quarter of 1997 were recorded at an effective tax rate of 40.1%, compared with an effective tax rate of 38.6% for the third quarter of 1996.

               NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


Consolidated Results

The Corporation reported net income of $161.2 million, or $2.16 per share, on revenues of $2.15 billion for the first nine months of 1997 compared with net income of $113.8 million, or $1.45 per share, on revenues of $1.95 billion in the first nine months of 1996. The Corporation recorded a gain of $0.71 per share in 1997 to reflect the partial settlement of insurance claims related to the Port Neal plant rebuild (see Note 6 to the Consolidated Financial Statements).

Total revenues and operating income (loss) by segment for the nine month periods ended September 30, 1997 and 1996 were as follows:


(in thousands)                                1997          1996
--------------------------------------------------------------------------------
REVENUES:
Distribution                               $1,578,747    $1,411,351
Nitrogen Products                             486,561       490,558
Methanol                                      132,635        94,194
Other - net of intercompany eliminations      (46,503)      (44,146)
--------------------------------------------------------------------------------
                                           $2,151,440    $1,951,957
================================================================================
OPERATING INCOME:
Distribution                               $   58,606    $   50,932
Nitrogen Products                             141,814       200,043
Methanol                                       47,337        12,409
Other expense - net                            (2,124)       (1,036)
--------------------------------------------------------------------------------
                                           $  245,633    $  262,348
================================================================================

Distribution

Revenues from the Distribution segment for the nine month periods ended September 30, 1997 and 1996 were as follows:


Distribution Revenues
---------------------------------------------------------
(in thousands)                 1997          1996
---------------------------------------------------------

Resale fertilizer           $  357,562    $  313,195
Crop protection products     1,001,447       925,978
Seed                            96,023        80,585
Other                          123,715        91,593
---------------------------------------------------------
                            $1,578,747    $1,411,351
=========================================================

Distribution revenues for the first nine months of 1997 amounted to $1.58 billion compared with $1.41 billion for the comparable 1996 period. New distribution locations generated $93.6 million of revenues in the year-to-date 1997 period and existing locations generated $73.8 million of additional revenues compared with 1996. Higher volumes contributed to the increase in revenue for all product lines due to new locations and increased planted acres.

Operating income for the first nine months of 1997 for the Distribution segment was $58.6 million compared with $50.9 million for the comparable 1996 period. The growth of the distribution network contributed $4.2 million to the operating income increase while existing locations generated an increase of $3.5 million. Gross profits for fertilizer and crop protection products increased $7.8 million and $12.3 million respectively. Grain and feed gross profit and custom application income provided an increase to operating income of $8.6 million. Selling, general and administrative expenses increased $25.6 million for the nine months ended September 30, 1997 in comparison with the similar nine months in 1996. Additional equipment and employees to meet the demands of the 1997 season contributed to the increases in depreciation, operating, maintenance and compensation expenses. Offsetting these increases was a decrease to bad debt expense of $3.3 million and a decrease to employee benefits expense of $5.3 million related to a reduction in retiree medical benefits.


Nitrogen

Volumes and prices for the nine month periods ended September 30, 1997 and 1996 were as follows:


Volumes and Prices
--------------------------------------------------------------------------------
(excludes the Distribution segment)          1997                 1996
--------------------------------------------------------------------------------
                                        Sales    Average     Sales    Average
(quantities in thousands of tons)      Volumes  Unit Price  Volumes  Unit Price
--------------------------------------------------------------------------------
Ammonia                                   964      $192        940      $183
Nitrogen solutions                      2,327        88      2,281        97
Urea                                      498       157        409       179
--------------------------------------------------------------------------------

Nitrogen Products revenues totaled $486.6 million for the first nine months of 1997 compared with $490.6 million for the first nine months of 1996. The $4.0 million decline in revenues was caused by lower sales prices for nitrogen solutions and urea offset by higher sales prices for ammonia and higher sales volumes for urea. Lower worldwide demand for urea during 1997, especially in China, has caused urea prices to fall from prior year levels. Weather conditions during the 1997 planting season were more favorable for ammonia application which kept ammonia prices relatively strong while nitrogen solutions prices declined. In contrast, 1996 weather conditions forced a late planting season and favored nitrogen solutions applications resulting in higher prices than for the current year. Higher 1997 sales volumes were due in part to increased corn acres, which require more nitrogen than most other crops. Urea sales volumes in 1997 benefited from expansion and efficiency improvement projects at the Courtright and Blytheville plants. Additionally, nitrogen solutions sales volumes were higher in 1997 reflecting the impact of production from the Port Neal plant which began production of nitrogen solutions in May 1996.

Operating income for the Nitrogen Products segment was $141.8 million and $200.0 million from the first nine months of 1997 and 1996, respectively. Lower sales prices, as discussed above and 38% higher natural gas costs combined to reduce margins for the 1997 period in comparison with 1996. In addition, depreciation expense increased $8.5 million during the 1997 nine months compared with 1996 due to the rebuilt Port Neal plant's higher depreciation base. The 1996 nine months included severance costs of $4.2 million at the Courtright manufacturing plant.


Methanol

Revenues for the Methanol segment amounted to $132.6 million and $94.2 million for the nine months ended September 30, 1997 and 1996, respectively. Average methanol sales prices were $0.58 per gallon for the first nine months of 1997 and $0.41 per gallon for 1996 which substantially accounted for the increase in revenues. The higher methanol prices reflect the tight methanol market conditions caused by industry wide planned and unplanned production outages, delayed startup of new foreign plants and increased worldwide demand. Sales volumes declined 1% in the first nine months of 1997 to 228.7 million gallons compared with 1996.

Methanol operating income increased $34.9 million in the first nine months of 1997 compared with 1996. The increase is due to higher methanol sales prices which more than offset a 15% increase in natural gas costs.

Other Operating Expense - Net

Other operating expense was $2.1 million in the first nine months of 1997 compared with $1.0 million in 1996. Other expense includes expenses not directly related to individual business segments, including certain insurance coverages, corporate finance fees and other costs.

Interest Expense - Net

Net interest expense was $39.9 million in the first nine months of 1997 compared with $37.1 million in 1996. Interest expense increased as a result of additional borrowings used to fund operations.

Minority Interest

Minority interest, representing primarily third party unitholder interest in the earnings of Terra Nitrogen Company, L.P. (TNCLP), was $23.1 million for the first nine months 1997 compared with $35.0 million in 1996. Minority interest declined primarily due to lower earnings from TNCLP operations.

Income Taxes

Income tax expense was recorded at an effective rate of 40.6% for the first nine months of 1997 compared with 40.2% in 1996.


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

Cash provided by operations in the first nine months of 1997 was $68.5 million. Working capital balances increased $144.5 million for the first nine months of 1997 due to the seasonal nature of the Corporation's operations. The Corporation has available a $355 million revolving credit facility for domestic working capital needs. As of September 30, 1997, $165.0 million was outstanding under this facility.

Cash used for investing activities was $90.8 million in the first nine months of 1997, $34.3 million funded investments in plant and equipment. Cash used for acquisitions ($40.8 million) represents amounts paid to acquire new locations for the Corporation's distribution network. The rebuild of the Port Neal manufacturing plant was substantially complete in 1996. The Corporation began construction in the third quarter of 1996 on a $23 million nitric acid plant at Port Neal with the facility expected to be fully operational by the end of 1997. Expenditures in 1997 for the nitric acid plant totalled $18.0 million. The Corporation expects 1997 capital expenditures, exclusive of expenditures related to the Port Neal nitric acid plant and the acquisition of retail distribution locations, to approximate $55 million consisting of the expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities. In October 1997, the Corporation announced plans to begin construction of a $57 million capital project to add an ammonia production loop to the methanol plant in Beaumont, Texas. The new facility will produce 255,000 tons per year of ammonia without reducing methanol capacity.
The project is expected to be operational by the fourth quarter of 1999.

On April 30, 1996, the Board of Directors of the Corporation authorized the repurchase of up to 8.5 million Common Shares on the open market and through privately negotiated transactions over the ensuing fifteen months. The share repurchase was completed in May 1997 for a total cost of $114.2 million.

During the first nine months of 1997, the Corporation distributed $4.90 per unit, or $31.5 million, to minority Unitholders, paid a dividend rate of 8.42%, or $1.1 million, to minority preferred stock shareholders, and paid a dividend of $0.13 per Common Share which totaled $9.7 million. The cash distribution to minority Unitholders for the first quarter included $18.5 million from the elimination of the reserve amount required to support four quarters of minimum quarterly distributions on the SPUs. Due to the redemption of the SPUs on May 27, 1997, this reserve amount was no longer required to be maintained.

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

On October 1, 1997, the Corporation declared the payment of a regular quarterly dividend of $0.05 per share, payable on December 12, 1997, to shareholders of record on November 28, 1997. On October 21, 1997, TNCLP announced a cash distribution for the quarter ended September 30, 1997 of $0.29 per common unit, payable November 28, 1997, to unitholders of record as of November 3, 1997.

Port Neal Holdings Corp. redeemed its $25.0 million non-convertible, preferred stock on June 30, 1997.

Cash balances at September 30, 1997 were $47.6 million of which $5.4 million is used to collateralize letters of credit supporting recorded liabilities.


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


        "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
        ---------------------------------------------------------------
                              REFORM ACT OF 1995
                              ------------------

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agricultural industry, competitive factors and pricing pressures, changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the Corporation's Securities and Exchange Commission filings, in particular the "Factors that Affect Operating Results" section of its most recent Form 10-K.

                          PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27 Financial Data Schedule [EDGAR filing only]

          (b)  Reports on Form 8-K

               Current Report on Form 8-K dated September 19, 1997 reporting the Corporation's settlement of a lawsuit with four of six insurance carrier defendants.



                                   SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TERRA INDUSTRIES INC.



Date: November 13, 1997                /s/ Francis G. Meyer
                                       ---------------------------------
                                       Francis G. Meyer
                                       Senior Vice President and Chief Financial
                                       Officer and a duly authorized signatory