Form 10-K405
period 1997-12-31
TERRA INDUSTRIES INC
filed 1998-03-16
CIK 722079

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number: 1-8520

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

                                --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, at January 31, 1998, was approximately $386 million.

     On January 31, 1998, the Registrant's outstanding voting stock consisted of 74,982,411 Common Shares, without par value.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1997. Certain information therein is incorporated by reference into Part I,
Part II and Part IV hereof.

Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 5, 1998. Certain information therein is incorporated by reference into
Part III hereof.

                               TABLE OF CONTENTS

                                    PART I
                                    ------

Items 1 and 2. Business and Properties............................................................. 1

Item 3.        Legal proceedings...................................................................11

Item 4.        Submission of matters to a vote of security holders.................................11

               Executive officers of the Company...................................................11

                                    PART II
                                    -------

Item 5.        Market for Terra Industries' common equity and related stockholder matters..........12

Item 6.        Selected financial data.............................................................13

Item 7.        Management's discussion and analysis of financial condition and results of operations...........................................................13

Item 8.        Financial statements and supplementary data.........................................13

Item 9.        Changes in and disagreements with accountants on accounting and financial disclosure............................................................13

                                   PART III
                                   --------

Item 10.       Directors and executive officers of the Company.....................................13

Item 11.       Executive compensation..............................................................13

Item 12.       Security ownership of certain beneficial owners and management......................13

Item 13.       Certain relationships and related transactions......................................13

                                    PART IV
                                    -------

Item 14.       Exhibits, financial statement schedules and reports on Form 8-K.....................14

Signatures.........................................................................................18

Index to financial statement schedules, reports and consents......................................S-1

                                    PART I
                                    ------

Items 1 and 2.  BUSINESS AND PROPERTIES.

     Terra Industries Inc., a Maryland corporation, conducts its ongoing operations primarily through its various subsidiaries. Unless otherwise referred to herein or the context otherwise requires, references to the "Company" or "Terra" shall mean Terra Industries Inc., including, where the context so requires, its direct and indirect subsidiaries. The subsidiaries that are not wholly owned include two limited partnerships operating the businesses of the Beaumont Facility in one case and both the Verdigris Facility and the Blytheville Facility in the other case. Terra is the sole general partner and majority partner in both partnerships. The principal corporate office of the Company is located at Terra Centre, 600 Fourth Street, Sioux City, Iowa 51102-6000 and its telephone number is 712-277-1340.

General

     The Company is a leader in each of its three business segments: (i) the distribution of crop inputs and services, (ii) the manufacture and marketing of nitrogen products and (iii) the manufacture and marketing of methanol. The Company owns and operates the largest independent farm service center network in North America and is the second largest distributor of crop inputs in the United States. The Company is also one of the largest producers of anhydrous ammonia and nitrogen solutions in the United States and Canada. In addition, the Company is one of the largest U.S. manufacturers and marketers of methanol. The Company acquired a United Kingdom nitrogen products business (the "U.K. Business") on December 31, 1997 from Imperial Chemicals Industries Plc ("ICI").

     The Company's distribution network serves the United States and eastern region of Canada and includes 423 Company operated farm service centers as of December 31, 1997. In addition, another 100-plus locations are about 40% owned by the Company through an investment in Royster-Clark, Inc.

     The Company's principal production facilities are comprised of:

        . seven nitrogen fertilizer plants located in Oklahoma (the "Woodward Facility" and the "Verdigris Facility"), Iowa (the "Port Neal Facility"), Ontario, Canada (the "Courtright Facility") Arkansas (the "Blytheville Facility") and the United Kingdom (the "Billingham Facility" and the "Severnside Facility"); and

        . a methanol production plant located in Texas (the "Beaumont Facility") (the Woodward Facility also includes methanol production).

     For certain financial information regarding the Company's industry segments (Distribution, Nitrogen Products and Methanol), see Note 21 to the Company's Consolidated Financial Statements incorporated herein.

     Terra's long-term strategy for growth is to: (i) acquire and upgrade production and distribution facilities, (ii) increase distribution volumes by expanding sales from existing farm service centers, (iii) shift its product mix to include more profitable products and (iv) continue to build customer loyalty by providing value-added services. As part of this strategy, in April 1993, Terra acquired the Courtright Facility and an interest in 32 farm service centers in Canada; in December 1993, Terra acquired 12 farm service centers in Florida; in September 1994, Terra acquired a minority interest in a 100-plus location distributor of crop input and protection products in the mid-Atlantic region; in October 1994, Terra acquired Agricultural Minerals and Chemicals Inc, which provided Terra two fertilizer plants having 1.4 million tons of annual gross production capacity of ammonia, as well as the Beaumont Facility; in July 1996, Terra completed a construction project at its Courtright Facility enabling the upgrade of an additional 65,000 tons of ammonia annually into urea and nitrogen solutions (UAN); in May 1997, Terra acquired 18 farm service centers which include grain operations and are located in or near southern Minnesota; in November 1997, Terra completed construction of a nitric acid plant at its Port Neal Facility which increases annual UAN capacity by 320,000 tons and on December 31, 1997, Terra acquired the U.K. Business. In addition, certain other distribution location acquisitions and manufacturing upgrade projects have been completed during the past few years.

Distribution

     The Company's farm service center network is a distribution and marketing system for a comprehensive line of fertilizers, crop protection products, seed and services. The Company's customers are primarily farmers and dealers located in the midwestern and southern regions of the United States, and the southeastern region of Canada.

     Products. The Company markets a comprehensive line of crop protection products (herbicides, insecticides, fungicides, adjuvants, plant growth regulators, defoliants, desiccants and other products), fertilizer (nitrogen, phosphates, potash and micronutrients) and seed.

     Although most crop protection products marketed by the Company are manufactured by unaffiliated suppliers, the Company also markets its own Riverside(R) brand products. Riverside(R) products represented approximately 13% of the Company's total crop protection product sales in 1997. As of December 31, 1997, the Riverside(R) line included approximately 210 products, of which 11 were added in 1997. The Riverside(R) line of products consists of herbicides, insecticides, fungicides, adjuvants, seed treatments, plant growth regulators, defoliants and desiccants. The majority of Riverside(R) products are formulated or packaged in facilities owned in whole or in part by the Company. The Riverside(R) line includes several formulations produced exclusively by the Company, but does not include patented agricultural chemicals. Riverside(R) products generally provide higher margins for the Company than products manufactured by unaffiliated suppliers. The sale of such products, however, involves additional indirect costs, including the cost of maintaining inventory, disposing of excess inventory and potentially greater liability for product defects. The Company possesses and processes the registrations required by the EPA for Riverside(R) pesticide products.

     The Company markets several major seed brands and, in its United States marketing area, is one of the largest independent seed distributors. The Company focuses marketing efforts on proprietary Terra(R) brand seeds for corn hybrids, soybean, wheat and cotton varieties, which generally provide higher margins. These products represented approximately 17% of the Company's total seed sales in 1997. The Company plans to offer genetically enhanced seeds under the Terra(R) brand for the 1998 growing season. Biotechnical advances make seeds more sophisticated by incorporating resistance to specific herbicides or pests, or enhancing the nutritional characteristics of the crop. The Company also features DEKALB brand seed in the Midwest.

     Services. In addition to selling products used to grow crops, the Company's farm service centers offer a wide variety of services to grower customers. These services include soil and plant tissue analysis, crop production program recommendations, custom blending of fertilizers, field application services, field inspections for pest control and crop program performance follow-up.

     The farm service centers utilize the Company's analytical services laboratory to analyze nutrient levels in soil and plant tissue samples. The results of these tests are used to provide specific, localized soil fertility recommendations for specific crops on a field-by-field basis. Recommendations can be made for practically all crops grown in the Company's markets. The Company also provides "least cost" nutrient blending formula recommendations, makes seed variety recommendations based on hybrid characteristics and other factors important to the individual grower, and maintains crop input records for grower customers.

     Terra has made a commitment to its customers by taking an active role in precision agriculture. Precision agriculture relies on global positioning satellites as a navigation aid to site-specific locations in a field for which various crop response characteristics are identified through soil sampling and yield monitoring. Variable rate applicators apply prescription rates of various crop inputs using the information and technology available for precision agriculture. Growers utilize the technology in their planting and harvesting equipment and gain more control in crop production decisions. The Company has invested in hardware, software and personnel to meet the demand of its Precision in Agriculture(TM) program.

     The Company has also entered the grain and feed merchandising business in connection with several recently acquired farm service centers. Grain marketing may enhance Terra's effectiveness in helping a grower through the planning, planting, growing and crop marketing cycle.

     In connection with product sales to dealers, the Company provides warehousing and delivery services. For selected dealer customers, the Company offers environmental and safety services, access to the Company's soil and plant tissue testing laboratory, and other services.

     Marketing and Distribution. The Company markets its products primarily to agricultural customers, including both dealers and growers. For 1997, approximately 70% of the Company's distribution revenues were attributable to grower sales through farm service center locations and approximately 30% were attributable to sales to dealers.

     The Company also markets its products through its Professional Products(R) group to non-farm customers, including turf growers, nurseries, golf courses, parks, athletic facilities and utility companies. The Company offers these customers herbicides, insecticides, fungicides, fertilizer, adjuvants, plant growth regulators, seed and agronomic services. The Professional Products(R) personnel generally utilize the Company's farm service centers for delivery, billing and other systems and services.

     The Company's distribution operations are organized into Northern, Southern and Western Divisions, which as of December 31, 1997 are divided into 11 separate geographical regions for management purposes. Field personnel receive regular training through Terra University, a series of courses designed to develop skills in agronomy, management, sales, environmental responsibility, personal safety and crop inputs application. In 1997 Terra implemented a company-wide database marketing initiative named LOCALMOTION(TM). This effort has created a platform for Terra sales representatives to improve communications with customers by providing timely information specific to their individual needs as well as aiding the development of tailored product and service offerings. The field salespeople are supported by an analytical services laboratory, a staff of technical service representatives and research stations where the efficacy of various crop protection products and the performance of numerous seed varieties are tested.

     Properties. The Company's farm service centers are located on a combination of owned and leased properties and a majority of the buildings and other improvements thereon are owned in fee. The leases have varying expiration dates through the year 2007. The Company also leases or, in some cases, owns a number of additional fertilizer storage facilities and various rolling stock equipment.

     Product Formulations. The Company formulates crop protection products through its Omnium LLC joint venture, which is jointly owned and controlled with Farmland Industries Inc. The St. Joseph Formulation Facility formulates liquid crop protection products and the Blytheville Formulation Facility formulates dry flowable ("DF") crop protection products. DF formulations are dry, water-dispersible granules that are mixed with water before application. Liquid formulations are water based or solvent based products that are also mixed with water before application. In addition to formulating Riverside(R) products, these facilities formulate products for Farmland Industries and others. The two formulation facilities are owned by the Omnium joint venture in fee.

Nitrogen Products

     Nitrogen is one of three primary nutrients essential for plant growth. Nitrogen fertilizer products must be reapplied each year in areas of extensive agricultural usage because of absorption by crops and leaching from the soil. There are currently no substitutes for nitrogen fertilizer in the cultivation of high-yield crops.

     The Company is a major producer and distributor of nitrogen products, principally fertilizers. The Company's principal nitrogen products in North America are ammonia, urea and urea ammonium nitrate solution ("UAN"). The Company's principal nitrogen products manufactured in the U.K. are ammonia and ammonium nitrate ("AN"). A significant portion of the Company's ammonia production is upgraded into other nitrogen fertilizer products such as urea, UAN and AN.

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

     Urea. Urea is produced for both the animal feed and fertilizer market by converting ammonia and carbon dioxide into liquid urea, which can be turned into a solid form. Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. The Company produces both solid urea in the granulated form, generally for the fertilizer market, and urea liquor for animal feed supplements.

     UAN. The Company produces UAN at all five of its North American fertilizer manufacturing facilities. The Verdigris Facility in Oklahoma is the largest UAN production facility in North America. UAN is produced by combining liquid urea and liquid ammonium nitrate in water. The nitrogen content of UAN is typically 28% to 32% by weight. UAN is a liquid fertilizer and, unlike ammonia, is generally odorless and does not need to be refrigerated or pressurized for transportation or storage.

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

     AN. With the acquisition of the U.K. Business, the Company produces AN at its two plants in England. AN is produced by combining nitric acid and ammonia into a liquid form which is then turned into a solid. The nitrogen content of AN is 34.5% by weight. Most of the AN sold by the U.K. Business is for the fertilizer market.

     The Company's sales mix of its three principal nitrogen products for each of the last three years (excluding the U.K. Business) was approximately (based on tons sold):

                           1997          1996          1995
                           ----          ----          ----
     Ammonia                22%           23%           25%
     Urea                   12%           13%           14%
     UAN                    66%           64%           61%

     Plants. All the Company's plants in North America are integrated facilities for the production of ammonia, liquid urea and UAN. In addition, the Blytheville Facility and the Courtright Facility produce granular urea. The Company's two plants in the U.K. are integrated facilities for the production of ammonia, nitric acid, ammonium nitrate and liquid carbon dioxide. The following nitrogen products facilities are operated by the Company:




                              Gross Annual Ammonia         Year when Terra first
                              Production Capacity (tons)     acquired interest
                              --------------------------   ---------------------
Port Neal Facility (Iowa)               350,000                    1965
Woodward Facility (Oklahoma)*           440,000                    1976
Courtright Facility (Canada)            480,000                    1993
Verdigris Facility (Oklahoma)         1,050,000                    1994
Blytheville Facility (Arkansas)         420,000                    1994
Billingham Facility (England)           530,000                    1997
Severnside Facility (England)           290,000                    1997
                                      ---------

                  Total               3,560,000

* Ammonia capacity depends, in part, on desired rate of methanol production at this facility.

     Each of the Company's seven fertilizer manufacturing facilities is designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on stream factors) of the Company's fertilizer manufacturing facilities (excluding the U.K. facilities) for each of the years ended December 31, 1997, 1996 and 1995, in the aggregate, was approximately 103%, 101% and 97%, respectively.

     The Port Neal Facility was the site of a major explosion on December 13, 1994. The Company repaired the facility, with ammonia production resuming in December 1995 and the urea and UAN upgrading facilities production resuming in May 1996. The Company settled in 1997 for $321 million its property damage and business interruption insurance claims associated with this explosion. The Company further completed in November 1997 a $23 million capital project at the Port Neal Facility to increase annual nitric acid production which increases UAN production capacity to 810,000 tons from 490,000 tons. The Company owns the Port Neal Facility in fee.

     The Woodward Facility includes not only an ammonia plant and a UAN plant, but also a methanol plant with annual capacity of up to about 40 million gallons. The Woodward Facility is owned in fee.

     The Courtright Facility's liquid urea and granulation capacities increased as a result of a $32 million plant upgrade project completed in July 1996. The project enabled the upgrade of up to an additional 65,000 tons of ammonia annually into urea and UAN. The Company owns the Courtright Facility in fee, but this facility is subject to an encumbrance in favor of lenders.

     Located at the Verdigris Facility are two ammonia plants, two nitric acid plants and two UAN plants and the Port Terminal. The plants are owned in fee by the Company, while the Port Terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the Port Terminal is scheduled to expire in April 1999, and the Company has the option to renew the lease for two additional, consecutive terms of five years each.

     The Blytheville Facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN plant. The UAN plant began production in late 1994. The ammonia plant at the Blytheville Facility is leased from the City of Blytheville at a nominal annual rental. The lease term is scheduled to expire in November 1999, and the Company has the option to extend the lease for twelve successive terms of five years each at the same rental rate. The Company has the unconditional right to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The lease is scheduled to expire in November 1999, and the Company has the option to renew the lease for four successive periods of five years each at a nominal annual rental. The Company also has an option to purchase the urea plant for a nominal price.

     The Billingham Facility consists of an ammonia plant, three nitric acid plants, a sodium nitrite plant, an ammonium nitrate plant and a carbon dioxide recovery unit. The Billingham Facility also provides to customers certain site services and utilities including steam and electricity. The Company owns the Billingham Facility in fee, but this facility is subject to an encumbrance in connection with the financing for the purchase of the U.K. Business.

     The Severnside Facility includes two ammonia plants, two nitric acid plants, an ammonium nitrate plant and a carbon dioxide recovery unit. This facility is owned in fee, but it is subject to an encumbrance in connection with the financing for the purchase of the U.K. Business.

     Terra announced in October 1997 a $57 million capital project to add an ammonia production loop to its Beaumont Facility. This project is expected to add 255,000 tons of annual ammonia capacity without reducing methanol capacity. It is expected to be operational in the fourth quarter of 1999.

     Marketing and Distribution. The Company's principal customers for its manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. Industrial customers accounted for approximately 12% of the Company's 1997 total tons of its manufactured nitrogen products. In 1997, approximately 11% of the Company's fertilizer production tonnage was supplied to its farm service center locations for sale to growers, while the rest was sold to outside customers. In 1997, no outside customer accounted for greater than 5% of total manufactured nitrogen fertilizer revenues.

     The Company's production facilities, combined with significant storage capacity in about 60 locations, throughout the Midwestern U.S. and in other major fertilizer consuming regions allow it to be a major supplier of nitrogen fertilizers.

     Under an ammonium nitrate agreement with ICI, the Company has agreed to make payments based on the market price of ammonium nitrate in connection with the Company's U.K. Business. The Company will be required to make a payment for each year through 2002 if average ammonium nitrate prices exceed certain threshholds during any year, subject to maximum payments of (Pounds)58 million (95.7 million USD) over the term of the agreement. As a result of making any such payments, the Company will not benefit fully from the U.K. price of ammonium nitrate over certain thresholds during the term of this agreement.

Methanol

     The Company substantially increased its participation in the methanol industry in October 1994 with the acquisition of the Beaumont Facility. The Company has approximately 320 million gallons of annual methanol production capacity, representing approximately 13% of the total United States rated capacity in production at the end of 1997.

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

     Plants. In 1994, the Company completed a project for optional production of methanol, offsetting up to about 25% of the Woodward Facility's ammonia capacity. The Company has up to about 40 million gallons of annual methanol capacity at the Woodward Facility, and this facility produced 36 million, 31 million and 34 million gallons in each of 1995, 1996 and 1997, respectively. This facility is owned by the Company in fee.

     The Beaumont Facility is among the largest methanol production plants in the United States, with approximately 280 million gallons of annual methanol capacity. This facility produced 263 million, 280 million and 276 million gallons in each of 1995, 1996 and 1997, respectively. The plant and processing equipment at the Beaumont Facility are owned by the Company, and the land is leased from E.I. du Pont de Nemours and Company ("DuPont"), for a nominal annual rental under a lease agreement which expires in 2090. Because the Beaumont Facility is entirely contained in a complex owned and operated by DuPont (the "Beaumont Complex"), the Company depends on DuPont for access to the Beaumont Facility. The Company also relies on DuPont for access and certain essential services relating to the wharf located at the Beaumont Complex through which most of the finished methanol product is shipped to customers. The Company also depends on DuPont for access to the pipelines used to transport methanol and to obtain natural gas, as well as for certain utilities, waste water treatment facilities and other essential services.

     Marketing and Distribution; Contracts. Methanol customers are primarily large chemical or MTBE producers located in the United States; however, some product is exported to, for example, Central and South America. The Company has a number of long-term methanol sales contracts, the most significant of which is with DuPont. In 1997, the Company sold over 60% of its production under such contracts. At December 31, 1997, the Company had contracted to sell over 60% of its 1998 scheduled production at prices indexed to published sources. Most of these sales contracts (other than the DuPont contract) cover fixed volumes and have terms of up to three years.

     Under the DuPont contract, as amended, DuPont has agreed to purchase 54 million gallons of methanol each year until 2001 (representing 19% of the Beaumont Facility capacity). The price for the methanol delivered under the DuPont contract is generally indexed to a published source. The DuPont contract will continue in effect after the initial term unless terminated by either party on two years' notice.

Credit

     A substantial portion of the Company's sales to its grower and dealer customers is made on credit terms customary in the industry. The Company also maintains a grower financing program to provide secured, interest-bearing financing to qualified grower customers for their operating and crop input requirements on extended payment terms. The Company provided approximately $88 million in 1995, $66 million in 1996 and $65 million in 1997 in credit lines to grower customers under this program. Although there is additional credit risk associated with the grower finance program, it is mitigated through a well defined application, screening and approval process.

     The Company's bad debt experience is affected by the financial condition of its customers which, in turn, is affected by weather conditions, insect pressure and other factors. Bad debt write offs were $7.3 million in 1995, $17.9 million in 1996 and $8.1 million in 1997. The 1996 increase is due principally to two years of drought conditions in the South and mid-South regions of the U.S.

Seasonality and Volatility

     The crop inputs business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to be available for seasonal sales, requiring significant storage capacity. Inventory accumulations are financed by suppliers or short-term borrowings, which are retired with the proceeds of the sales of such inventory. In times of lower demand, the Company can reduce purchases of crop inputs for the distribution portion of its business, thereby decreasing inventory carrying costs. In the past, over half of the Company's sales generally occurred during the second quarter of each year. This seasonality also generally results in higher fertilizer prices during peak periods, with prices typically reaching their highest point in the spring, decreasing in the summer, increasing in the fall (as depleted inventories are restored) through the spring.

     The crop inputs business can also be volatile as a result of a number of other factors, the most important of which, for U.S. markets, are weather patterns and field conditions (particularly during periods of high fertilizer consumption), quantities of fertilizers imported to and exported from North America and current and projected grain inventories and prices, which are heavily influenced by U.S. exports and world-wide grain markets. U.S. governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices. The U.S. farm bill passed in 1996 put an end to acreage reduction and production control measures, allowing farmers more flexibility in planting. Because of factors which are outside of the Company's control, including the production capacity of competitors, nitrogen fertilizer price levels can be volatile.

     As with any commodity chemical, the price of methanol can be volatile. The industry has experienced cycles of oversupply, resulting in depressed prices and idled capacity, followed by periods of shortage and rapidly rising prices. During 1994, several factors combined to create a tight market that dramatically increased prices. Methanol prices from mid-1995 through 1996 remained near historically "normal" levels. In 1997, methanol prices increased moderately to the higher end of normal levels due in part to a number of plant shutdowns and turnarounds. Future demand for methanol will depend in part on the regulatory environment with respect to reformulated gasoline. Most methanol sold in the U.S. is sold pursuant to long-term contracts based on market index pricing and a fixed volume.

Raw Materials

     The principal raw material used to produce nitrogen fertilizer and methanol is natural gas. Natural gas costs, including transportation and forward pricing activities, comprised about 50% of the total costs and expenses associated with the Company's Nitrogen Products segment in 1997. Natural gas costs represented about 65% of the total costs and expenses associated with its Methanol segment in 1997. A significant increase in the price of natural gas that is not recovered through an increase in nitrogen fertilizer or methanol prices could have a material adverse effect on the Company's profitability and cash flow.

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

     At its North American manufacturing facilities, formulation facilities and liquid fertilizer storage locations, the Company utilizes railcars as the major method of transportation. The Company leases approximately 2,500 railcars and owns ten nitric acid railcars. In England, AN is transported primarily by truck and ammonia is primarily transported by pipeline. The Company provides some transportation services to its own facilities and customers as a contract carrier. The Company uses approximately 90 owner-operators and 14 employee drivers to deliver fertilizer, crop protection products, seed, feed ingredients and other products to its own facilities and customers.

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

Research and Development

     The Company owns and operates an 80-acre research station near its Port Neal Facility that is utilized for program development, product testing and demonstration. Product testing and protocols encompass a wide range of subjects, including: fertilization, weed control, insect control, disease control, crop varieties and precision agriculture. Corn, soybeans and wheat are the primary crops grown, with an area set aside for various turf experiments. Trials are viewed by farmers, dealers, university extension personnel, representatives from other product manufacturers, investors and Terra employees. Recently, the emphasis has been placed on examining and viewing the new gene altered or specific trait corn hybrid and soybean variety production systems.

     Terra conducts an on-going cotton breeding project in the southern U.S. and has developed several varieties of cotton for grower usage. Experimental corn hybrids and soybean varieties are observed in numerous U.S. locations to identify and select Terra(R) brand cotton, corn and soybean lines. Emphasis is placed on high yielding cotton, corn and soybean lines which also exhibit herbicide, insect and disease resistance. In addition, Terra technical services representatives establish various evaluation projects with universities and private research companies to examine the efficacy of specific Riverside(R) brand crop protection products that are formulated and marketed by the Company.

Competition

     The market for the fertilizer, crop protection products and seed distributed by the Company is highly competitive. In 1997, sales attributable to the Company's farm service centers accounted for roughly 5% of total crop production products sold in the U.S. Within the specific market areas served by its farm service centers, however, the Company's share of the market was substantially higher. The Company's competitors include cooperatives, divisions of diversified agribusiness companies, regional distributors and independent dealers, some of which have substantially greater financial and other resources than the Company. The Company competes in its Distribution business primarily by providing a comprehensive line of products and what the Company believes to be superior services to growers and dealers, as well as on price.

     Nitrogen fertilizer is a global commodity and the Company's customers include end-users, dealers and other fertilizer producers. Customers base their purchasing decisions principally on the delivered price and availability of the product. The Company competes with a number of U.S. and foreign producers, including state-owned and government-subsidized entities. Some of the Company's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than the Company. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies. Furthermore, as a consequence of favorable market conditions for nitrogen producers in 1995 and 1996 that stimulated construction of new projects, additional nitrogen fertilizer manufacturing capacity is being brought into production. The Company believes that it competes with other manufacturers of nitrogen fertilizer on delivery terms and availability of products, as well as on price.

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

Environmental and Other Regulatory Matters

     The Company's operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Terra's operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Terra's operations in the U.K. are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker health and safety. The Company is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, the Company may be responsible under CERCLA or analogous laws for all or part of the costs of such investigation and remediation.

     Terra has been designated as a potentially responsible party ("PRP") under CERCLA and its state analogues with respect to various sites. Under such laws, all PRPs may be held jointly and severally liable for the costs of investigation and remediation of an environmentally damaged site regardless of fault or legality of original disposal. After consideration of such factors as the number and levels of financial responsibility of other PRPs, the existence of contractual indemnities, the availability of defenses and the speculative nature of the costs involved, the Company's management believes that its liability with respect to these matters will not be material.

     Certain state regulatory agencies have enacted requirements to provide secondary containment for crop protection product storage facilities present at the Company's farm service centers and terminals. It is expected that other states will adopt similar requirements pursuant to federal mandate. The Company has commenced construction of these facilities at its farm service centers and terminals, and estimates that the future cost of complying with these regulations at these locations in 1998 and beyond will be less than $10 million.

     With respect to the Verdigris Facility and Blytheville Facility, Freeport-McMoRan Resource Partners, Limited Partnership ("FMRP") (a former owner and operator of such facilities) retained liability for certain environmental matters. With respect to the Beaumont Facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to the 1991 disposition by DuPont. The Company does not believe that such environmental costs and liabilities, whether or not retained by FMRP or DuPont, will have a material effect on the Company's results of operations, financial position or net cash flows.

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

     The Company may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act and Clean Water Act requirements. These equipment requirements are also typically applicable to competitors as well. The Company estimates that the cost of complying with these requirements in 1998 and beyond will be less than $10 million.

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

Employees

     The Company had 4,435 full-time employees at December 31, 1997, with only the UK employees being covered by anything equivalent to a collective bargaining agreement. The Company also hires temporary employees on a seasonal basis, and hired approximately 1,400 temporary employees during the peak of its spring selling season in 1997.

Item 3.   LEGAL PROCEEDINGS.

     Various legal proceedings are pending against the Company and its subsidiaries. Management of the Company considers that the aggregate liability resulting from these proceedings will not be material to the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of security holders of the Company during the fourth quarter of 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:


                               Present positions and offices with the Company
    Name and age            and principal occupations during the past five years
    ------------            ----------------------------------------------------

Michael L. Bennett (44)     Executive Vice President and Chief Operating Officer
                            of Terra since February 1997; President of Terra
                            Distribution Division from November 1995 to February
                            1997; Senior Vice President of Terra from February
                            1995 to February 1997; Senior Vice President,
                            Distribution of Terra International from October
                            1994 to February 1997; Vice President, Northern
                            Division thereof from January 1992 to October 1994;
                            Vice President, Wholesale Fertilizer Division
                            thereof from January 1990 to January 1992.

Lawrence S. Hlobik (53)     President of Terra Nitrogen Division and Senior Vice
                            President of Terra since February 1996; Senior Vice
                            President, Marketing of Terra Nitrogen Corporation
                            from February 1995 to February 1996; Vice President,
                            Marketing of Arcadian Corporation from 1989 to
                            February 1995.


Burton M. Joyce (56)        President and Chief Executive Officer of Terra since
                            May 1991; Executive Vice President and Chief
                            Operating Officer thereof from February 1988 to May
                            1991.

                                                            Present positions and offices with the Company
        Name and age                                     and principal occupations during the past five years
        ------------                                     ----------------------------------------------------
William R. Loomis, Jr. (49)        Chairman of the Board of Terra since April 1996 and a director thereof since February 1996;
                                   Managing Director of Lazard Freres & Co. LLC since June 1995 and General Partner in the Banking
                                   Group of Lazard Freres & Co. from 1984 to June 1995.

Francis G. Meyer (46)              Senior Vice President and Chief Financial Officer of Terra since November 1995; Vice President and Chief Financial Officer of Terra from November 1993 to November 1995; Controller thereof from
                                   August 1991 to November 1993; Vice President, Controller of Terra International from June 1986 to
                                   August 1991.

Paula C. Norton (52)               Vice President, Corporate and Investor Relations of Terra since February 1995, Director,
                                   Corporate Relations of Terra from January 1993 to February 1995, Director, Corporate
                                   Communication of Universal Foods Corp. prior thereto.

W. Mark Rosenbury (50)             Vice President, European Operations of Terra and Managing Director of Terra Nitrogen UK since
                                   January 1998; Vice President, Business Development and Strategic Planning of Terra from November
                                   1995 to January 1998; President of Terra Nitrogen Corporation from November 1994 to February
                                   1996; Executive Vice President of Terra from November 1993 to November 1995; Chief Operating
                                   Officer thereof from November 1993 to November 1994; Vice President and Chief Financial Officer
                                   thereof from August 1991 to November 1993.

Monty R. Summa (45)                President of Terra Distribution Division and Senior Vice President of Terra since April 1997;
                                   Senior Vice President and General Manager of Crop Protection Chemicals for American Cyanamid
                                   Corp. from prior to 1992 to April 1997.

George H. Valentine (49)           Senior Vice President, General Counsel and Corporate Secretary of Terra since November 1995; Vice
                                   President, General Counsel and Corporate Secretary of Terra from November 1993 to November 1995;
                                   Assistant General Counsel of Household International, Inc. from February 1986 to November 1993.

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

                                    PART II
                                    -------

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information with respect to the market for the Company's common equity and related stockholder matters contained in Terra's 1997 Annual Report to Stockholders under the captions "Quarterly Financial and Stock Market Data (Unaudited)" and "Stockholders" is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

     Information with respect to selected financial data contained in Terra's 1997 Annual Report to Stockholders under the caption "Financial Summary" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information with respect to management's discussion and analysis of financial condition and results of operations contained in Terra's 1997 Annual Report to Stockholders under the caption "Financial Review" is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the notes thereto and the report of independent auditors thereon, and the information set forth under the caption "Quarterly Financial and Stock Market Data (Unaudited)" contained in Terra's 1997 Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III
                                   --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Information with respect to directors of the Company under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 5, 1998, is incorporated herein by reference. Information with respect to executive officers who are not also directors of the Company appears under the caption "Executive Officers of the Company" in Part I hereof and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 5, 1998, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 5, 1998, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 5, 1998, is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     1. Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Terra's 1997 Annual Report to Stockholders).

            Consolidated Statements of Financial Position at December 31, 1997 and 1996.

            Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

            Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

            Notes to the Consolidated Financial Statements.

            Independent Auditors' Report.

            Quarterly Production Data (Unaudited).

            Quarterly Financial and Stock Market Data (Unaudited).

            Revenues.

            Volumes and Prices (Unaudited).

            Stockholders.

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

(b)  Executive Compensation Plans and Arrangements

     Exhibits 10.1.1 through 10.1.15 are incorporated herein by reference.

(c)  Reports on Form 8-K

     Current Report on Form 8-K dated November 20, 1997 reporting the Corporation's agreement to purchase a United Kingdom nitrogen fertilizer business.

     Current Report on Form 8-K dated December 12, 1997 reporting the Corporation's settlement of a lawsuit with an insurance carrier defendant.

     Current Report on Form 8-K dated December 23, 1997 reporting the Corporation's settlement of a lawsuit with the last insurance carrier defendant.

     Current Report on Form 8-K/A dated December 31, 1997 reporting the Corporation's purchase of the U.K. nitrogen business.

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

4.3 Amended and Restated Credit Agreement dated as of December 31, 1997 among Terra Capital, Inc., Terra Nitrogen, Limited Partnership,
          Certain Guarantors, Certain Lenders, Certain Issuing Banks and
          Citibank, N.A. without exhibits or schedules filed as Exhibit 4 to Terra Industries' Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

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

10.1.6 Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries'
          Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

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

10.1.9    1997 Incentive Award Program for Officers and Key Executives of Terra
          Industries filed as Exhibit 10.1.10 to Terra Industries' Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.10   Revised Form of Performance Share Award of Terra Industries under its
          1992 Stock Incentive Plan filed as Exhibit 10.1.11 to Terra
          Industries' Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.11 Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.12 to Terra
          Industries' Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.12   Revised Form of Nonqualified Stock Option Agreement of Terra
          Industries under its 1992 Stock Incentive Plan filed as Exhibit
          10.1.13 to Terra Industries' Form 10-K for the year ended December 31,
          1996, is incorporated herein by reference.

10.1.13 1997 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.14   Form of Incentive Stock Option Agreement of Terra Industries under its
          1997 Stock Incentive Plan.

10.1.15 Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan.

10.2      Agreement of Limited Partnership of TNCLP (formerly known as
          Agricultural Minerals Company, L.P.) dated as of December 4, 1991, filed as Exhibit 99.3 to Terra Industries' Registration Statement on
          Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.3      Agreement of Limited Partnership of TNLP (formerly known as
          Agricultural Minerals, Limited Partnership) dated as of December 4,
          1991, filed as Exhibit 99.4 to Terra Industries' Registration
          Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.4      General and Administrative Services Agreement Regarding Services by
          Terra Industries Inc., filed as Exhibit 10.11 to Terra Industries Inc.
          Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.5      General and Administrative Services Agreement Regarding Services by
          Terra Nitrogen Corporation, filed as Exhibit 10.12 to Terra Industries
          Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.6      Receivables Purchase Agreement dated as of August 20, 1996 among Terra
          Funding Corporation, Terra Capital, Inc., Certain Financial
          Institutions and Bank of America National Trust and Savings
          Association filed as Exhibit 10.12 to the Terra Industries' Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10.7      Purchase and Sale Agreement dated as of August 20, 1996 among Terra
          International, Inc., Terra Nitrogen, Limited Partnership, Beaumont
          Methanol, Limited Partnership, Terra Funding Corporation and Terra
          Capital, Inc., filed as Exhibit 10.13 to the Terra Industries'
          Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10.8      Sale of Business Agreement dated November 20, 1997 between ICI
          Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra
          Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra
          Industries Inc. filed as Exhibit 2 to Terra Industries' Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.9      Ammonium Nitrate Agreement dated December 31, 1997 between Terra
          International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries' Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

*10.10    Amended and Restated Agreement of Limited Partnership of Beaumont
          Methanol, Limited Partnership dated December 31, 1997 by and among
          Terra Methanol Corporation, BMC Holdings, Inc. and Nova Products LLC.

13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1997.

21        Subsidiaries of Terra Industries.

24        Powers of Attorney.

27        Financial Data Schedule. [EDGAR filing only]

================================================================================

*Confidential treatment has been requested in connection with this document.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TERRA INDUSTRIES INC.

Date: March 12, 1998                   By: /s/ FRANCIS G. MEYER
                                           --------------------
                                           Francis G. Meyer
                                           Senior Vice President and
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Title
---------                  -----
*                          Chairman of the Board
----------------------
William R. Loomis, Jr.


*                          Chief Executive Officer, President and Director
----------------------     (Principal Executive Officer)
Burton M. Joyce


*                          Senior Vice President and Chief Financial Officer
----------------------     (Principal Financial Officer)
Francis G. Meyer


*                          Director
----------------------
Edward G. Beimfohr


*                          Director
----------------------
Carole L. Brookins


*                          Director
----------------------
Edward M. Carson


*                          Director
----------------------
David E. Fisher


*                          Director
----------------------
Anthony W. Lea


*                          Director
----------------------
John R. Norton III


*                          Director
----------------------
Henry R. Slack


*                          Director
----------------------
Robert L. Thompson

Date: March 12, 1998                  *By: /s/ GEORGE H. VALENTINE
                                           -----------------------
                                           George H. Valentine
                                           Attorney-in-Fact

          INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS
          ------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Deloitte & Touche LLP on Financial Statement Schedules..........  S-2

Consent of Deloitte & Touche LLP..........................................  S-2

Schedule No.
------------
     I        Condensed Financial Information of Registrant...............  S-3

     II       Valuation and Qualifying Accounts:
              Years Ended December 31, 1997, 1996 and 1995................  S-8

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

                        INDEPENDENT AUDITORS' REPORT ON
                        -------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------

To the Board of Directors and Stockholders of Terra Industries Inc.:

     We have audited the consolidated financial statements of Terra Industries Inc. as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 2, 1998; such financial statements and report are included in the 1997 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the Financial Statement Schedules of Terra Industries Inc. listed in Item 14(a) of this Form 10-K. These Financial Statement Schedules are the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such Financial Statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 2, 1998



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

     We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Registration Nos. 333-32869, 33-46735, 33-46734, 33-30058 and 33-4939) and Registration Statements
on Form S-3 (Registration Nos. 333-31769, 2-90808, 2-84876 and 2-84669) of Terra
Industries Inc. of our report dated February 2, 1998, included in the 1997 Annual Report to Stockholders of Terra Industries Inc. which is incorporated by reference in this Form 10-K. We also consent to the incorporation by reference in such Prospectuses of our report on the Financial Statement Schedules, appearing above.




DELOITTE & TOUCHE LLP


Omaha, Nebraska
March 6, 1998

SCHEDULE I
                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------

                        STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------

(in thousands)                                         December 31,
--------------------------------------------------------------------------
                                                    1997          1996
                                                --------------------------
Assets
  Cash and short-term investments               $     14,993  $      6,307
  Accounts receivable, net                               866           761
  Deferred tax asset - current                         5,945         2,020
  ------------------------------------------------------------------------
  Other current assets                                   352        12,733
  ------------------------------------------------------------------------
Total current assets                                  22,156        21,821
  Investment in and advances to subsidiaries       1,264,734     1,055,909
  Other assets                                        13,452        13,872
  ------------------------------------------------------------------------
Total assets                                    $  1,300,342  $  1,091,602
==========================================================================
Liabilities
  Income taxes payable                          $     20,514  $      5,096
  Accrued and other liabilities                        2,466         6,631
  ------------------------------------------------------------------------
Total current liabilities                             22,980        11,727
  Long-term debt                                     358,755       358,755
  Deferred income taxes                              104,349       108,377
  Other liabilities                                   15,441         5,221
  ------------------------------------------------------------------------
Total liabilities                                    501,525       484,080
--------------------------------------------------------------------------
Stockholders' Equity
  Capital stock                                      127,581       127,614
  Paid-in capital                                    548,772       550,850
  Retained earnings (deficit)                        122,464       (70,942)
  ------------------------------------------------------------------------
Total stockholders' equity                           798,817       607,522
--------------------------------------------------------------------------
Total liabilities and stockholders' equity      $  1,300,342  $  1,091,602
==========================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
--------------------------------------------------------------------------------


(in thousands, except per-share amounts)                    For the Year Ended December 31,
-------------------------------------------------------------------------------------------------
                                                         1997            1996             1995
                                                   ----------------------------------------------
Income
 Equity in earnings of subsidiaries                $    250,064      $    160,204   $     186,048
 Interest and other income                                  294               123           1,367
-------------------------------------------------------------------------------------------------
Total income                                            250,358           160,327         187,415
-------------------------------------------------------------------------------------------------
Expenses
 Selling, general and administrative expense              4,843             2,544           3,328
 Interest expense                                        39,507            38,725          29,183
 Infrequent items                                        10,000               ---             ---
 Income tax benefit                                     (13,874)          (14,893)         (8,978)
-------------------------------------------------------------------------------------------------
Total expenses                                           40,476            26,376          23,533
-------------------------------------------------------------------------------------------------
Income before extraordinary items                       209,882           133,951         163,882
Extraordinary loss on early retirement of debt           (2,995)              ---          (4,338)
-------------------------------------------------------------------------------------------------
Net income                                              206,887           133,951         159,544
Cash dividends paid to common stockholders              (13,481)          (11,582)         (8,662)
Retained earnings (deficit) - beginning of year         (70,942)         (193,311)       (344,193)
-------------------------------------------------------------------------------------------------
Retained earnings (deficit) - end of year          $    122,464      $    (70,942)  $    (193,311)
=================================================================================================

Basic Earnings Per Share:
 Income before extraordinary items                 $       2.84      $       1.74   $        2.03
 Extraordinary loss on early retirement of debt           (0.04)              ---           (0.05)
-------------------------------------------------------------------------------------------------
Net income                                         $       2.80      $       1.74   $        1.98
=================================================================================================

Diluted Earnings Per Share:
 Income before extraordinary items                 $       2.80      $       1.72   $        2.01
 Extraordinary loss on early retirement of debt           (0.04)              ---           (0.05)
-------------------------------------------------------------------------------------------------
Net income                                         $       2.76      $       1.72   $        1.96
=================================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------
                            STATEMENTS OF CASH FLOWS


(in thousands)                                                 For the Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                                            1997             1996            1995
------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                             $     206,887   $       133,951   $    159,544
Adjustments to reconcile net income to
 net cash used by operations:
  Equity in earnings of subsidiaries                        (250,064)         (160,204)      (186,048)
  Deferred income taxes                                       13,543            24,689         44,293
  Other non-cash items                                        10,556             1,588          5,010
  Change in working capital components                        23,529           (30,726)        16,071
  Other                                                          125               480            785
  ---------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities          (22,510)          (30,222)        39,655
-----------------------------------------------------------------------------------------------------
Investing Activities
  Proceeds from asset sales and
     discontinued operations                                     ---               ---          5,832
  ---------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities              ---               ---          5,832
-----------------------------------------------------------------------------------------------------
Financing Activities
  Net long-term debt increase                                    ---               ---        200,000
  Debt issuance costs                                            ---               ---         (3,666)
  Dividends                                                  (13,481)          (11,582)        (8,662)
  Stock (repurchase) issuance - net                          (21,264)          (91,131)         1,187
  Advances from (to) subsidiaries - net                       65,941           128,542       (234,157)
  ---------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities           31,196            25,829        (45,298)
-----------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                    8,686            (4,393)           189
Cash and Investments at Beginning of Year                      6,307            10,700         10,511
-----------------------------------------------------------------------------------------------------
Cash and Investments at  End of Year                   $      14,993   $         6,307   $     10,700
=====================================================================================================

Interest Paid                                          $      39,505   $        39,639   $     27,521
=====================================================================================================
Taxes Paid                                             $      20,698   $        58,809   $     21,651
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

2.   Long-Term Debt

Long-term debt consisted of the following at December 31:


(in thousands)                         1997        1996
--------------------------------------------------------------------------------
Senior Notes, 10.5%, due 2005     $  200,000  $  200,000
Senior Notes, 10.75%, due 2003       158,755     158,755
--------------------------------------------------------------------------------
                                     358,755     358,755
Less current maturities                  ---         ---
--------------------------------------------------------------------------------
Total                             $  358,755  $  358,755
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

3.   Commitments and Contingencies

The Registrant is committed to a non-cancelable office lease expiring in June 1998. Total minimum rental payments are: 1998, $1.7 million. This amount is not reduced by sublease rentals, which in 1997 was $2.0 million.

The Registrant is contingently liable for retiree medical benefits of employees of coal mining operations sold on January 12, 1993. Under the purchase agreement, the purchaser agreed to indemnify the Registrant against its obligations under certain employee benefit plans. Due to the Coal Industry Retiree Health Benefit Act of 1992, certain retiree medical benefits of union coal miners have become statutorily mandated, and all companies owning 50 percent or more of any company liable for such benefits as of certain specified dates becomes liable for such benefits if the company directly liable is unable to pay them. As a result, if the purchaser becomes unable to pay its retiree medical obligations assumed pursuant to the sale, the Registrant may have to pay such amount. The Registrant has provided reserves equal to the estimated present value of these liabilities of $20 million at December 31, 1997.

The Registrant had letters of credit outstanding totaling $5.5 million at December 31, 1997 and $5.4 million at December 31, 1996, guaranteeing various insurance and financing activities. Short-term investments of $5.4 million at December 31, 1997 are restricted to collateralize certain of the letters of credit.

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

                                                                     SCHEDULE II

                             TERRA INDUSTRIES INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1997, 1996, and 1995
                 ---------------------------------------------
                                (in thousands)


                                                Additions     Less
                                  Balance at   Charged to  Write-offs,  Balance
                                  Beginning    Costs and     Net of     at End
Description                       of Period     Expenses   Recoveries  of Period
--------------------------------------------------------------------------------

Year Ended December 31, 1997:
----------------------------

Allowance for Doubtful Accounts   $   11,391   $    7,090  $  (5,327)  $  13,154

Year Ended December 31, 1996:
----------------------------

Allowance for Doubtful Accounts   $    10,626  $   15,428  $ (14,663)  $  11,391

Year Ended December 31, 1995:
----------------------------

Allowance for Doubtful Accounts   $    8,224   $    7,798  $  (5,396)  $  10,626

                                 EXHIBIT INDEX


 10.1.14  Form of Incentive Stock Option Agreement of Terra Industries under its
          1997 Stock Incentive Plan.

 10.1.15 Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan.

*10.10    Amended and Restated Agreement of Limited Partnership of Beaumont
          Methanol, Limited Partnership dated December 31, 1997 by and among
          Terra Methanol Corporation, BMC Holdings, Inc. and Nova Products LLC.

 13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1997.

 21       Subsidiaries of Terra Industries.

 24       Powers of Attorney.

 27       Financial Data Schedule. [EDGAR filing only]

--------------------------------------------------------------------------------
*Confidential treatment has been requested in connection with this document.