Form 10-K405/A
period 1997-12-31
TERRA INDUSTRIES INC
filed 1998-04-01
CIK 722079

================================================================================
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

                          Part II. Other Information

Item 6.  Exhibits

         (a) Exhibits

             27 - Amended Financial Data Schedule to restate prior period EPS due to new accounting rule [Edgar filing only].


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TERRA INDUSTRIES INC.

Date: March 31, 1998                   By: /s/ FRANCIS G. MEYER
                                           --------------------
                                           Francis G. Meyer
                                           Senior Vice President and
                                             Chief Financial Officer