Form 10-Q
period 1998-03-31
TERRA INDUSTRIES INC
filed 1998-05-13
CIK 722079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                         ------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of April 30, 1998, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value              74,931,811 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                  (unaudited)

                                                      March 31,   December 31,   March 31,
                                                        1998          1997         1997
                                                      ----------  ------------   ----------
ASSETS
Cash and short-term investments                       $   42,451  $  180,062     $   44,585
Accounts receivable, less allowance for
 doubtful accounts of $14,018, $13,154 and $11,845       225,804     111,690        207,364
Inventories                                              597,234     395,940        576,779
Other current assets                                      29,090      51,287         61,652
-------------------------------------------------------------------------------------------
Total current assets                                     894,579     738,979        890,380
-------------------------------------------------------------------------------------------
Equity and other investments                              23,583      24,485         17,119
Property, plant and equipment, net                     1,187,155   1,181,384        848,404
Excess of cost over net assets of acquired businesses    299,765     304,567        287,583
Deferred tax asset                                        10,874      10,794         15,189
Other assets                                              89,188      99,745         81,777
-------------------------------------------------------------------------------------------
Total assets                                          $2,505,144  $2,359,954     $2,140,452
===========================================================================================

LIABILITIES
Debt due within one year                              $   17,554  $    9,538     $  115,440
Accounts payable                                         290,434     203,554        314,200
Accrued and other liabilities                            299,603     223,163        290,415
-------------------------------------------------------------------------------------------
Total current liabilities                                607,591     436,255        720,055
-------------------------------------------------------------------------------------------
Long-term debt                                           496,681     497,030        403,501
Deferred tax liability -- non-current                    193,456     193,456        135,018
Other liabilities                                         80,885      82,315        120,714
Minority interest                                        352,586     360,569        170,413
-------------------------------------------------------------------------------------------
Total liabilities                                      1,731,199   1,569,625      1,549,701
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
   Common Shares, authorized 133,500 shares;
    outstanding 74,945, 74,977 and 81,433 shares         127,587     127,581        126,545
Paid-in capital                                          548,799     548,772        537,045
Accumulated other comprehensive income                    (2,878)     (8,488)        (2,812)
Retained earnings (deficit)                              100,437     122,464        (70,027)
-------------------------------------------------------------------------------------------
Total stockholders' equity                               773,945     790,329        590,751
-------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity            $2,505,144  $2,359,954     $2,140,452
===========================================================================================

See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                      1998            1997
                                                   --------------------------
REVENUES
Net sales                                          $ 455,621        $ 423,683
Other income, net                                     10,051           10,027
-----------------------------------------------------------------------------
                                                     465,672          433,710
-----------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                        394,682          338,052
Selling, general and administrative expense           81,828           68,309
Equity in loss of unconsolidated affiliates              695            1,023
-----------------------------------------------------------------------------
                                                     477,205          407,384
-----------------------------------------------------------------------------
(Loss) income from operations                        (11,533)          26,326
Interest income                                        1,568              710
Interest expense                                     (14,982)         (13,484)
Minority interest                                     (6,301)          (6,910)
-----------------------------------------------------------------------------

(Loss) income before income taxes                    (31,248)           6,642
Income tax (benefit) provision                       (12,968)           2,740
-----------------------------------------------------------------------------

Net (loss) income                                  $ (18,280)       $   3,902
=============================================================================

Basic (loss) earnings per share                    $   (0.25)       $    0.05
Diluted (loss) earnings per share                  $   (0.24)       $    0.05
=============================================================================

Basic weighted average shares outstanding             73,860           74,131
Diluted weighted average shares outstanding           75,144           75,037
=============================================================================

Cash dividends declared per share                  $    0.05        $    0.04
=============================================================================

See accompanying Notes to the Consolidated Financial Statements                3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                ---------------------
                                                                  1998        1997
                                                                ---------   ---------
OPERATING ACTIVITIES
Net (loss) income                                               $ (18,280)  $   3,902
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                    29,055      22,621
  Deferred income taxes                                               ---       2,939
  Minority interest in earnings                                     6,301       6,910
  Other non-cash items                                              1,321       1,375
Changes in current assets and liabilities,
 excluding working capital purchased:
  Accounts receivable                                            (114,114)   (125,295)
  Inventories                                                    (201,294)   (152,964)
  Other current assets                                              7,901      45,912
  Accounts payable                                                 86,880     115,927
  Accrued and other liabilities                                    76,440      77,757
  Unreimbursed Port Neal casualty                                  14,314         ---
Other                                                                  54      (7,367)
-------------------------------------------------------------------------------------
Net cash used in operating activities                            (111,422)     (8,283)
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                 (6,353)     (5,708)
Port Neal plant construction                                          ---        (381)
Purchase of property, plant and equipment                         (15,702)    (15,058)
Other                                                                 587         848
-------------------------------------------------------------------------------------
Net cash used in investing activities                             (21,468)    (20,299)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                           8,000      (3,367)
Principal payments on long-term debt                                 (333)     (1,336)
Stock (repurchase) issuance, net                                       33     (14,871)
Distributions to minority interests                               (11,708)     (3,632)
Repurchases of TNCLP common units                                  (2,576)        ---
Dividends                                                          (3,747)     (2,987)
-------------------------------------------------------------------------------------
Net cash used in financing activities                             (10,331)    (26,193)
-------------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term investments          5,610      (1,382)
-------------------------------------------------------------------------------------
Decrease in cash and short-term investments                      (137,611)    (56,157)
Cash and short-term investments at beginning of period            180,062     100,742
-------------------------------------------------------------------------------------
Cash and short-term investments at end of period                $  42,451    $ 44,585
=====================================================================================

See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (in thousands)
                                  (unaudited)

                                                                           Accumulated
                                                                                 Other
                                 Comprehensive     Common    Paid-In     Comprehensive    Accumulated
                                        Income     Shares    Capital            Income        Deficit       Total
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                     $127,614   $550,850          $ (1,430)      $(70,942)   $606,092
  Comprehensive income
    Net income                        $  3,902        ---        ---               ---          3,902       3,902
    Foreign currency
     translation adjustment             (1,382)       ---        ---            (1,382)           ---      (1,382)
                                      --------
                                      $  2,520
                                      ========
  Exercise of stock options                             2         11               ---            ---          13
  Repurchase of common shares                      (1,071)   (13,816)              ---            ---     (14,887)
  Dividends                                           ---        ---               ---         (2,987)     (2,987)
-----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                        $126,545   $537,045          $ (2,812)      $(70,027)   $590,751
=================================================================================================================


                                                                           Accumulated
                                                                                 Other
                                 Comprehensive     Common    Paid-In     Comprehensive       Retained
                                        Income     Shares    Capital            Income       Earnings       Total
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                     $127,581   $548,772          $ (8,488)      $122,464    $790,329
  Comprehensive income
    Net loss                          $(18,280)       ---        ---               ---        (18,280)    (18,280)
    Foreign currency
     translation adjustment              5,610        ---        ---             5,610            ---       5,610
                                      --------
                                      $(12,670)
                                      ========
  Exercise of stock options                             6         27               ---            ---          33
  Dividends                                           ---        ---               ---         (3,747)     (3,747)
-----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                        $127,587   $548,799          $ (2,878)      $100,437    $773,945
=================================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1997 Annual Report to Stockholders.

2. Earnings per share are calculated in accordance with SFAS 128, "Earnings Per Share". Basic earnings per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares. All prior periods have been restated in accordance with SFAS 128.

3. Inventories consisted of the following:

                                March 31,     December 31,   March 31,
     (in thousands)               1998            1997         1997
     -----------------------------------------------------------------
     Raw materials              $ 43,556      $ 41,724       $ 40,177
     Finished goods              553,678       354,216        536,602
     -----------------------------------------------------------------
     Total                      $597,234      $395,940       $576,779
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

5. The Corporation's natural gas procurement policy is to effectively fix or cap the price of between 40% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on the Henry Hub Louisiana price, but natural gas supplies for the Corporation's six North American production facilities are physically purchased for each plant location which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

   The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1998, 1999 and 2000, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $60.1 million and $23.0 million as of March 31, 1998 and 1997, respectively. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

   For the first three months of 1998 and 1997, natural gas hedging activities produced cost savings of approximately $4.8 million and $21.6 million, respectively, compared with spot prices.

6. The Corporation has a revolving credit facility of up to $350 million for working capital needs and other corporate purposes. Under the credit facility, there was $8.0 million outstanding classified as short-term borrowings and $7.0 million outstanding classified as long-term debt at March 31, 1998. Interest on borrowings under this line is charged at current market rates.

7. In August 1996, the Corporation, through Terra Funding Corporation ("TFC"), a beneficially owned subsidiary of the Corporation and a limited purpose corporation, entered into an agreement with a large financial institution to sell an undivided interest in its accounts receivable. Under the agreement, which expires August 1999, the Corporation may sell without recourse an undivided interest in a designated pool of its accounts receivable and receive up to $150 million in proceeds. Undivided interests in new receivables may be sold as amounts are collected on previously sold
   interests.   As of March 31, 1998, the proceeds of the uncollected balance of accounts receivable sold totaled $84 million. TFC is a separate legal entity whose creditors have received security interests in its assets.

8. On December 17, 1997, the Corporation announced that it is resuming purchases of common units of Terra Nitrogen Company, L.P. (TNCLP) on the open market and through privately negotiated transactions. Under an existing authorization of the Board of Directors dating back to May 1995, the Corporation may acquire up to 4 million common units of the 6.4 million common units currently held by the public. The Corporation acquired 86,100 common units in the first quarter of 1998 for $2.6 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                  QUARTER ENDED MARCH 31, 1998 COMPARED WITH
                         QUARTER ENDED MARCH 31, 1997

Consolidated Results

The Corporation reported a net loss of $18.3 million on revenues of $465.7 million for the first quarter of 1998 compared with net income of $3.9 million on revenues of $433.7 million in 1997. Basic earnings (loss) per share amounted to $(0.25) and $0.05 for 1998 and 1997, respectively, while diluted earnings
(loss) per share was $(0.24) and $0.05 respectively.

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

Total revenues and operating income (loss) by segment for the three-month periods ended March 31, 1998 and 1997 were as follows:

(in thousands)                     1998        1997
-----------------------------------------------------
REVENUES:
Distribution                      $264,816  $ 260,543
Nitrogen Products                  169,138    135,918
Methanol                            33,971     42,998
Other - net of
  intercompany eliminations         (2,253)    (5,749)
-----------------------------------------------------
                                  $465,672   $433,710
=====================================================
OPERATING INCOME (LOSS):
Distribution                      $(30,387)  $(25,035)
Nitrogen Products                   11,778     38,541
Methanol                             7,239     13,158
Other expense - net                   (163)      (338)
-----------------------------------------------------
                                  $(11,533)  $ 26,326
=====================================================

Distribution

Revenues from the Distribution segment for the three-month periods ended March 31, 1998 and 1997 were as follows:


Distribution Revenues
----------------------------------------------
(in thousands)               1998     1997
----------------------------------------------
Resale fertilizer          $ 65,659   $ 64,463
Crop protection products    141,877    158,690
Seed                         21,931     17,575
Other                        35,349     19,815
----------------------------------------------
                           $264,816   $260,543
==============================================

Distribution revenues for the 1998 first quarter increased $4.3 million to $264.8 million compared with 1997 results. Expansion of the distribution network from 403 locations to 409 locations in 1998 contributed $23.3 million to the revenue increase while revenue at existing locations declined by $19.0 million due primarily to a later start to spring planting in parts of the southern U.S.

The operating loss for the Distribution segment was $30.4 million in 1998 compared with $25.0 million in 1997. This segment traditionally generates an operating loss during the first quarter. New locations generated a first quarter 1998 operating loss of $3.2 million. Selling expense increases due to an expanded sales force and additional equipment in anticipation of the 1998 spring planting season exceeded gross profit changes, by $2.2 million.

Nitrogen Products

Volumes and prices for the three-month periods ended March 31, 1998 and 1997 were as follows:

VOLUMES AND PRICES
(excludes the Distribution segment)             1998                   1997
------------------------------------------------------------------------------------
                                          Sales      Average      Sales    Average
(quantities in thousands of tons)        Volumes    Unit Price   Volumes  Unit Price
------------------------------------------------------------------------------------
Ammonia                                    243        $152         225       $ 203
Nitrogen solutions                         642          65         621          92
Urea                                       184         113         157         178
Ammonium nitrate                           210         139          11         146
------------------------------------------------------------------------------------

Nitrogen Products revenues increased $33.2 million, or 24%, in the quarter ended March 31, 1998 compared with the 1997 period primarily due to the acquisition of two nitrogen plants in the United Kingdom from Imperial Chemical Industries PLC effective December 31, 1997. The UK plants contributed $77.4 million in revenues in the 1998 quarter. Excluding the impact of the UK plants, Nitrogen Products revenues decreased $44.2 million, or 32%, from the prior year quarter, primarily due to lower prices for all products and lower ammonia sales volumes. Ammonia, urea and nitrogen solutions prices declined from the 1997 quarter reflecting the downward pressure on pricing which occurred in mid-1997 and has carried over into 1998. Lower worldwide demand for urea and increased nitrogen production capacity created excess nitrogen supplies and caused prices to fall. North American ammonia sales volumes decreased 25% in the 1998 quarter compared with the prior year quarter due to wet weather during the 1998 period which reduced ammonia applications.

Operating income for the Nitrogen Products segment was $11.8 million for the first quarter of 1998 compared with $38.5 million for the 1997 quarter. The decline in operating income was due to significantly lower nitrogen prices discussed above partially offset by an 8% decline in natural gas costs during the 1998 period. The UK plants contributed $7.4 million to operating income for the first quarter of 1998.

Methanol

Methanol revenues decreased $9.0 million, or 21%, during the quarter ended March 31, 1998 compared with the same period in 1997 due to lower methanol prices. Higher prices in 1997 were the result of tight market conditions caused by planned and unplanned production outages, delayed startup of new foreign plants and increased worldwide demand. Methanol sales prices decreased 22% to $0.45 per gallon during the 1998 quarter with fewer production outages creating additional supply in the marketplace. Sales volumes increased 3% to 76.0 million gallons.

Methanol operating income for the three months ended March 31, 1998 and 1997 was $7.2 million and $13.2 million, respectively. The decrease in methanol sales prices offset the 12% decrease in the average cost of natural gas and accounted for the decrease in operating income. Natural gas costs represented about 65% of the total 1997 annual cost and expense of methanol operations.

Interest Expense - Net

Interest expense, net of interest income, was $13.4 million for the first quarter of 1998 compared with $12.8 million for the prior year period. Net interest expense increased due to increased borrowings to fund the UK acquisition.

Income Taxes

Income taxes for the first quarter of 1998 were recorded at an effective tax rate of 41%, comparable to the effective tax rate for the 1997 first quarter.

Minority Interest

Minority interest, represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP) and a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP). Minority interest was $6.3 million for the first quarter 1998 compared with $6.9 million in 1997. Minority interest declined $5.0 million due to lower earnings from TNCLP operations. Minority interest increased $4.4 million due to the BMLP minority interest issued by the Company on December 31, 1997 and not outstanding in the 1997 quarter.

                        LIQUIDITY AND CAPITAL RESOURCES
                       --------------------------------

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

Cash used for operations in the first three months of 1998 was $111.4 million. Working capital balances increased $144.2 million for the first three months of 1998 due to the seasonal nature of the Corporation's operations. The Corporation has available a $350 million revolving credit facility for working capital needs. As of March 31, 1998, $15.0 million was outstanding under this facility.

Cash used for investing activities was $21.5 million in the first three months of 1998, $15.7 million funded investments in plant and equipment. Cash used for acquisitions ($6.4 million) represents amounts paid to acquire new locations for the Corporation's distribution network.

The Corporation began construction in the fourth quarter of 1997 on a $57 million ammonia production loop at the Beaumont, Texas plant with the facility expected to be fully operational by the end of 1999. The Corporation expects 1998 capital expenditures, exclusive of expenditures related to the Beaumont ammonia production loop and the acquisition of retail distribution locations, to approximate $70 million consisting of the expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities.

During the first three months of 1998, the Corporation distributed $1.17 per unit, or $7.3 million, to minority TNCLP Common Unitholders, distributed a preferred return rate of 7.78%, or $4.4 million, to BMLP's minority partner, and paid a dividend of $0.05 per Common Share which totaled $3.7 million.

On December 17, 1997, the Corporation announced that it is resuming purchases of common units of Terra Nitrogen Company, L.P. (TNCLP) on the open market and through privately negotiated transactions. Under an existing authorization of the Board of Directors dating back to May 1995, the Corporation may acquire up to 4 million common units of the 6.4 million common units currently held by the public. The Corporation acquired 86,100 common units in the first quarter of 1998 for $2.6 million.

Cash balances at March 31, 1998 were $42.5 million of which $5.4 million is used to collateralize letters of credit supporting recorded liabilities.

                                YEAR 2000 ISSUES
                                ----------------

The Year 2000 issue concerns computer programs that use only the last two digits to identify the year in date fields. If not corrected, many of these computer programs could fail or produce erroneous results on or before January 1, 2000. This issue affects virtually every company.

The Corporation has assigned dedicated resources to address its Year 2000 issues. A significant part, but not all, of the Corporation's management information systems environment has been assessed for Year 2000 issues and some remedial actions have been identified in these assessed areas. The impact of these remedial actions for areas where an assessment has already been completed is not expected to be material to the Corporation. Some of these actions have already been completed at minimal cost.

The Corporation has initiated an additional organization-wide review of all possible computing functions, including the process control systems and instrumentation in the manufacturing facilities. The Corporation is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the actions or inactions of such third parties may materially affect the Corporation.

The Corporation anticipates that it will complete all assessment, remediation and testing efforts for Year 2000 issues in advance of January 1, 2000 with no material adverse consequences. However, the costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Corporation or third parties could have a material adverse affect on the Corporation.


                          FORWARD LOOKING PRECAUTIONS
                          ---------------------------

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the Corporation's Securities and Exchange Commission filings, in particular the "Factors that Affect Operating Results" section of its most recent Form 10-K.

                          PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1998 Annual Meeting of stockholders was held on May 5, 1998, in Sioux City, Iowa. At the meeting, a total of 72,266,876 votes were cast by stockholders.

     The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:


            NAME                            FOR           WITHHELD
            ----                            ---           --------
            Edward G. Beimfohr           70,024,676       2,242,200
            Carole L. Brookins           70,019,048       2,247,828
            Edward M. Carson             70,022,642       2,244,234
            David E. Fisher              70,008,114       2,258,762
            Burton M. Joyce              70,024,428       2,242,448
            Anthony W. Lea               70,006,901       2,259,975
            William R. Loomis, Jr.       70,025,645       2,241,231
            John R. Norton III           70,017,244       2,249,632
            Henry R. Slack               68,465,347       3,801,529
            Robert L. Thompson           70,010,978       2,255,898

     The stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 1998. The number of votes cast for such proposal was 71,956,732, the number against was153,009 and the number of abstentions was 157,135.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

               4.4 Amended and Restated Credit Agreement dated as of March 31, 1998 among Terra Capital, Inc., Terra Nitrogen, Limited Partnership, certain Guarantors, certain Lenders, certain Issuing Banks, Nations Bank, N.A., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and Citibank, N.A., as Administrative Agent.

               10.1.16 1998 Incentive Award Program for Officers and key employees.

               *10.11 Second Amended and Restated Agreement of Limited Partnership of Beaumont Methanol, Limited Partnership dated as of March 31, 1998 by and among Terra Methanol Corporation, BMC Holdings, Inc. And Nova Products LLC.

               27       Financial Data Schedule [EDGAR filing only]

     (b)   Reports on Form 8-K

               Current Report on Form 8-K/A, Amendment No. 2, dated December 31, 1997 reporting the financial statements of the United Kingdom nitrogen business acquired and the pro forma financial statements.

     * Confidential treatment has been requested in connection with this document.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TERRA INDUSTRIES INC.



Date: May 14, 1998                    /s/ Francis G. Meyer
                                      --------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer and a duly authorized signatory