Form 10-Q
period 1998-06-30
TERRA INDUSTRIES INC
filed 1998-08-12
CIK 722079

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

                 For the quarterly period ended June 30, 1998

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number:  1-8520


                             TERRA INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)


              Maryland                                       52-1145429
  (State or other  jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


              Terra Centre                                     51102-6000
             P.O. Box 6000                                     (Zip Code)
           600 Fourth Street
            Sioux City, Iowa
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (712) 277-1340


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of July 31, 1998, the following shares of the registrant's stock were outstanding:

       Common Shares, without par value     74,897,511 shares


================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                                  June 30,        December 31,          June 30,
                                                                    1998              1997                1997
                                                                 -----------      -------------        -----------
ASSETS
Cash and short-term investments                                  $   85,179         $  180,062         $   95,003
Accounts receivable, less allowance for
 doubtful accounts of $14,549, $13,154 and $15,875                  530,623            111,690            552,319
Inventories                                                         376,954            395,940            380,596
Other current assets                                                 26,980             51,287             31,251
-----------------------------------------------------------------------------------------------------------------
Total current assets                                              1,019,736            738,979          1,059,169
-----------------------------------------------------------------------------------------------------------------
Equity and other investments                                         26,808             24,485             19,615
Property, plant and equipment, net                                1,164,467          1,181,384            874,054
Excess of cost over net assets of acquired businesses               294,398            304,567            282,024
Deferred tax asset                                                    7,286             10,794             15,172
Other assets                                                        104,823             99,745             83,869
-----------------------------------------------------------------------------------------------------------------
Total assets                                                     $2,617,518         $2,359,954         $2,333,903
=================================================================================================================

LIABILITIES
Debt due within one year                                         $    9,474         $    9,538         $  124,512
Accounts payable                                                    440,892            203,554            507,743
Accrued and other liabilities                                       234,262            223,163            185,645
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                           684,628            436,255            817,900
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                      496,293            497,030            410,035
Deferred income taxes  non-current                                  193,376            193,456            140,312
Other liabilities                                                    81,977             82,315            131,919
Minority interest                                                   345,478            360,569            144,128
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                 1,801,752          1,569,625          1,644,294
-----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
  Common Shares, authorized 133,500 shares;
  outstanding 74,896, 74,977 and 74,890 shares                      127,622            127,581            127,478
Paid-in capital                                                     549,005            548,772            548,050
Accumulated other comprehensive income                               (8,167)            (8,488)            (2,683)
Retained earnings                                                   147,306            122,464             16,764
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                          815,766            790,329            689,609
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $2,617,518         $2,359,954         $2,333,903
=================================================================================================================

See accompanying Notes to the Consolidated Financial Statments.                2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per-share amounts)
                                  (unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                      1998          1997            1998          1997
                                                   ----------    ----------      ----------    ----------
REVENUES
Net sales                                          $1,227,454    $1,188,241      $1,683,075    $1,611,924
Other income, net                                      31,795        33,653          41,846        43,680
                                                   ----------    ----------      ----------    ----------
                                                    1,259,249     1,221,894       1,724,921     1,655,604
                                                   ----------    ----------      ----------    ----------

COSTS AND EXPENSES
Cost of sales                                       1,045,062       951,116       1,439,744     1,289,168
Selling, general and administrative expense            99,392        96,030         181,220       164,339
Equity in earnings of unconsolidated affiliates        (3,235)       (3,023)         (2,540)       (2,000)
                                                   ----------    ----------      ----------    ----------
                                                    1,141,219     1,044,123       1,618,424     1,451,507
                                                   ----------    ----------      ----------    ----------
Income from operations                                118,030       177,771         106,497       204,097
Interest income                                         2,622         1,995           4,190         2,705
Interest expense                                      (17,107)      (15,269)        (32,089)      (28,753)
Minority interest                                     (10,859)      (12,316)        (17,160)      (19,226)
                                                   ----------    ----------      ----------    ----------

Income before income taxes                             92,686       152,181          61,438       158,823
Income tax provision                                   42,068        62,377          29,100        65,117
                                                   ----------    ----------      ----------    ----------

NET INCOME                                         $   50,618    $   89,804      $   32,338    $   93,706
                                                   ==========    ==========      ==========    ==========

Basic earnings per share                           $     0.68    $     1.22      $     0.44    $     1.27
Diluted earnings per share                         $     0.67    $     1.20      $     0.43    $     1.25
                                                   ==========    ==========      ==========    ==========

Basic weighted average shares outstanding              73,896        73,497          73,878        73,814
Diluted weighted average shares outstanding            75,054        74,614          75,099        74,826
                                                   ==========    ==========      ==========    ==========

Cash dividends declared per share                  $     0.05    $     0.04      $     0.10    $     0.08
                                                   ==========    ==========      ==========    ==========


See accompanying Notes to the Consolidated Financial Statments.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                      -----------------------------
                                                                         1998               1997
                                                                      ----------         ----------
OPERATING ACTIVITIES
Net income                                                            $  32,338           $  93,706
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                                         58,292              45,879
   Deferred income taxes                                                  2,642               9,588
   Minority interest in earnings                                         17,160              19,226
   Other non-cash items                                                  (1,403)             (1,393)
Changes in current assets and liabilities,
 excluding working capital purchased/sold:
   Accounts receivable                                                 (418,933)           (450,968)
   Inventories                                                           18,986              72,469
   Other current assets                                                   9,932              52,973
   Accounts payable                                                     237,338             296,639
   Accrued and other liabilities                                         11,643             (29,479)
Reimbursed Port Neal casualty                                            14,314                 ---
Other                                                                     5,820              (1,622)
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                     (11,871)            107,018
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                       (6,353)            (37,806)
Purchase of property, plant and equipment                               (37,443)            (18,097)
Port Neal plant construction                                                ---              (9,712)
Other                                                                       737               1,815
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (43,059)            (63,800)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                                   ---               5,668
Proceeds from issuance of long-term debt                                    ---               7,000
Principal payments on long-term debt                                       (801)             (1,765)
Stock (repurchase) issuance -  net                                          274             (22,096)
Distributions to minority interests                                     (15,996)            (17,437)
Distribution reserve fund                                                   ---              18,480
Repurchases of TNCLP common units                                       (16,255)                ---
Redemption of SPUs                                                          ---              (6,604)
Redemption of preferred stock                                               ---             (24,950)
Dividends                                                                (7,496)             (6,000)
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (40,274)            (47,704)
------------------------------------------------------------------------------------------------------
Foreign exchange effect on cash and short-term investments                  321              (1,253)
------------------------------------------------------------------------------------------------------
Decrease in cash and short-term investments                             (94,883)             (5,739)
Cash and short-term investments at beginning of period                  180,062             100,742
------------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                      $  85,179           $  95,003
======================================================================================================


See accompanying Notes to the Consolidated Financial Statments.                4

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (in thousands)
                                  (unaudited)


                                                                           Accumulated
                                                                              Other         Retained
                                 Comprehensive    Capital     Paid-In     Comprehensive     Earnings
                                     Income        Stock      Capital         Income       (Deficit)      Total
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                     $127,614     $550,850       $(1,430)       $(70,942)   $606,092
   Comprehensive income:
      Net income                    $93,706           ---          ---           ---          93,706      93,706
      Foreign currency
       translation adjustment        (1,253)          ---          ---        (1,253)            ---      (1,253)
                                    -------
                                    $92,453
                                    =======

   Exercise of stock options                            38          346           ---             ---        384
   Repurchase of common shares                      (1,673)     (20,759)          ---             ---    (22,432)
   Issuance of common shares                         1,499       17,613           ---             ---     19,112
   Dividends                                           ---          ---           ---          (6,000)    (6,000)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                          $127,478     $548,050       $(2,683)       $ 16,764   $689,609
================================================================================================================



                                                                           Accumulated
                                                                              Other
                                 Comprehensive    Capital     Paid-In     Comprehensive    Retained
                                    Income         Stock      Capital        Income        Earnings      Total
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                     $127,581    $548,772       $(8,488)       $122,464     $790,329
   Comprehensive income:
      Net income                    $32,338           ---         ---           ---          32,338       32,338
      Foreign currency
       translation adjustment           321           ---         ---           321             ---          321
                                    -------
                                    $32,659
                                    =======

   Exercise of stock options                           41         233           ---             ---          274
   Dividends                                          ---         ---           ---          (7,496)      (7,496)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                         $127,622    $549,005       $(8,167)       $147,306     $815,766
================================================================================================================

See accompanying Notes to the Consolidated Financial Statments.

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

3.  Inventories consisted of the following:
                            June 30,     December 31,   June 30,
(in thousands)                1998          1997          1997
----------------------------------------------------------------
Raw materials               $ 56,303      $ 41,724      $ 45,819
Finished goods               320,651       354,216       334,777
----------------------------------------------------------------
Total                       $376,954      $395,940      $380,596
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

The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1998, 1999 and 2000, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $46.1 million and $30.0 million as of June 30, 1998 and 1997, respectively. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

    For the first six months of 1998 and 1997, natural gas hedging activities produced cost savings of approximately $12.9 million and $25.9 million, respectively, compared with spot prices.

6. The Corporation has a revolving credit facility of up to $350 million for working capital needs and other corporate purposes. Under the credit facility, there was $7.0 million outstanding classified as long-term debt at June 30, 1998. Interest on borrowings under this line is charged at current market rates.

7. In August 1996, the Corporation, through Terra Funding Corporation ("TFC"), a beneficially owned subsidiary of the Corporation and a limited purpose corporation, entered into an agreement with a large financial institution to sell an undivided interest in its accounts receivable. Under the agreement, which expires August 1999, the Corporation may sell without recourse an undivided interest in a designated pool of its accounts receivable and receive up to $150 million in proceeds. Undivided interests in new receivables may be sold as amounts are collected on previously sold interests. As of June 30, 1998, the proceeds of the uncollected balance of accounts receivable sold totaled $140 million. TFC is a separate legal entity whose creditors have received security interests in its assets.

8. On December 17, 1997, the Corporation announced that it is resuming purchases of common units of Terra Nitrogen Company, L.P. (TNCLP) on the open market and through privately negotiated transactions. Under an existing authorization of the Board of Directors dating back to May 1995, the Corporation may acquire up to 5 million common units. The Corporation acquired 621,800 common units in the first six months of 1998 for $16.3 million, bringing its total number of common units acquired since 1995, under this authorization, to 1.6 million units.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


                             RESULTS OF OPERATIONS
                             ---------------------

                   QUARTER ENDED JUNE 30, 1998 COMPARED WITH
                          QUARTER ENDED JUNE 30, 1997


Consolidated Results

The Corporation reported net income of $50.6 million on revenues of $1.3 billion for the second quarter of 1998 compared with net income of $89.8 million on revenues of $1.2 billion in 1997. Basic earnings per share amounted to $0.68 and $1.22 for the second quarter of 1998 and 1997, respectively, while diluted earnings per share was $0.67 and $1.20, respectively.

The Corporation classifies its operations into three business segments:
Distribution, Nitrogen Products and Methanol. The Distribution segment includes sales of products purchased from manufacturers, including the Corporation, and resold by the Corporation. Distribution revenues are derived primarily from grower and dealer customers through sales of crop protection products, fertilizers, seed, feed, grain and services. The Nitrogen Products segment represents only those operations directly related to the wholesale sales of nitrogen products produced at the Corporation's ammonia manufacturing and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at the Corporation's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended June 30, 1998 and 1997 were as follows:

(in thousands)                                     1998           1997
                                                -----------    -----------
REVENUES:
Distribution                                    $  996,270     $  980,457
Nitrogen Products                                  254,227        215,693
Methanol                                            20,840         40,874
Other - net of intercompany eliminations           (12,088)       (15,130)
                                                ----------     ----------
                                                $1,259,249     $1,221,894
                                                ==========     ==========

OPERATING INCOME (LOSS):
Distribution                                    $   95,422     $   86,524
Nitrogen Products                                   27,718         76,528
Methanol                                            (6,188)        15,265
Other income (expense) - net                         1,078           (546)
                                                ----------     ----------
                                                $  118,030     $  177,771
                                                ==========     ==========

Distribution

Revenues from the Distribution segment for the three-month periods ended June 30, 1998 and 1997 were as follows:

Distribution Revenues
(in thousands)                    1998        1997
                                --------    --------

Resale fertilizer               $236,687    $249,875
Crop protection products         595,707     601,057
Seed                              85,364      70,828
Other                             78,512      58,697
                                --------    --------
                                $996,270    $980,457
                                ========    ========

Distribution revenues for the 1998 second quarter totaled $996.3 million, an increase of $15.8 million compared with the 1997 second quarter. An increase in distribution locations, net of closed locations, generated additional revenues of $7.9 million while "same store" revenues increased $7.9 million compared with the second quarter of 1997.

Distribution operating income was $95.4 million for the second quarter of 1998 compared with $86.5 million in the 1997 quarter. New locations, net of closed locations, increased operating income by $2.6 million and existing locations provided $6.3 million to the operating income increase. Existing locations contributed $1.0 million toward an increase in gross profits for the second quarter of 1998 compared with the same period in 1997 while new locations, net of closed locations, accounted for $4.7 million in gross profits. Selling, general and administrative expenses decreased $3.2 million for the second quarter of 1998 in comparison with the second quarter of 1997. Selling expenses at new locations, net of closed locations, of $2.0 million was offset by a reduction in expenses of $5.2 million at existing locations.

Nitrogen Products

Volumes and prices for the three-month periods ended June 30, 1998 and 1997 were as follows:

VOLUMES AND PRICES
(excludes the Distribution segment)          1998                  1997
                                             ----                  ----
                                       Sales    Average      Sales    Average
(quantities in thousands of tons)     Volumes  Unit Price   Volumes  Unit Price
                                      -------  ----------   -------  ----------
Ammonia                                   456       $ 152       450        $194
Nitrogen solutions                      1,400          71       913          96
Urea                                      167         140       195         161
Ammonium nitrate                          164         137        30         150
                                        -----       -----       ---        ----

Nitrogen products revenues increased $38.5 million, or 18%, in the quarter ended June 30, 1998 compared with the 1997 period. The acquisition of two nitrogen plants in the United Kingdom from Imperial Chemical Industries PLC effective December 31, 1997 contributed $69.3 million in revenues in the 1998 quarter. Excluding the impact of the U.K. plants, nitrogen products revenues decreased $30.8 million, or 14%, from the prior year quarter, primarily due to lower prices for all products partially offset by increased nitrogen solutions sales volumes. Ammonia, urea and nitrogen solutions prices declined 23%, 13% and 26%, respectively from the 1997 quarter reflecting the downward pressure on pricing which occurred in mid-1997 and carried over into 1998. Lower worldwide demand for urea and increased nitrogen production capacity created excess nitrogen supplies and caused prices to decline. Nitrogen solutions sales volumes increased 53% due to weather conditions during the 1998 quarter which favored nitrogen solutions applications over ammonia applications. Conversely, weather during the 1997 planting season was more favorable for ammonia application which kept ammonia prices relatively strong during 1997 while nitrogen solutions sales prices declined. Additionally during 1998, nitrogen solutions sales volumes were also impacted by customer purchase decisions which were delayed from the first quarter to the second quarter. Lower nitrogen solutions prices, relative to other nitrogen products, also contributed to increased nitrogen solutions sales volumes during the second quarter of 1998.

Operating income for Nitrogen Products was $27.7 million for 1998 compared with $76.5 million for the second quarter of 1997. A $48.8 million decrease in operating income was due to lower prices as discussed above and a 4% increase in natural gas costs in the 1998 quarter compared with 1997. (See Note 5 to the Consolidated Financial Statements regarding the Corporation's natural gas procurement policy.) The Corporation's U.K. plants generated an operating loss of $1.4 million in the period.

Methanol

Methanol revenues decreased $20.0 million for the quarter ended June 30, 1998 compared with the same period in 1997. Lower worldwide demand for methanol caused prices to decline. Methanol sales price averaged $.29 per gallon in the 1998 quarter compared with $.59 per gallon during the 1997 period. Sales volumes increased 2% in 1998 to 71.1 million gallons compared with the second quarter of 1997.

The Methanol segment reported second quarter 1998 operating loss of $6.2 million compared with operating income of $15.3 million for the 1997 quarter. The operating income decrease was due to lower methanol sales prices in 1998 as discussed above. Natural gas costs were 4% lower during the 1998 quarter in comparison with the prior year period. (See Note 5 to the Consolidated Financial Statements regarding the Corporation's natural gas procurement policy.)

Interest Expense - Net

Interest expense, net of interest income, totaled $14.5 million in 1998 compared with $13.3 million in 1997. Additional borrowings used to fund the UK acquisition caused the increase, offset in part by decreased borrowings for working capital purposes.

Income Taxes

Income taxes for the second quarter 1998 were recorded at an effective tax rate of 45%, compared with a 41% effective tax rate for the second quarter 1997. The increase in the effective tax rate is due to goodwill charges that are not deductible for tax purposes representing a higher percentage of 1998 pretax income than in 1997.

Minority Interest

Minority interest, represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP) and a third-party's limited partnership interests in Beaumont Methanol, Limited Partnership (BMLP). Minority interest was $10.9 million for the second quarter 1998 compared with $12.3 million in 1997. Minority interest declined $5.7 million due to lower earnings from TNCLP operations. Minority interest increased $4.3 million in 1998 due to the BMLP minority interest issued by the Company on December 31, 1997 and not outstanding in the 1997 quarter.

                 SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH
                        SIX MONTHS ENDED JUNE 30, 1997


Consolidated Results

The Corporation reported net income of $32.3 million on revenues of $1.72 billion for the first six months of 1998 compared with net income of $93.7 million on revenues of $1.66 billion in the first six months of 1997. Basic earnings per share for the first half of 1998 was $0.44 compared with $1.27 for the comparable 1997 period. Diluted earnings per share was $0.43 and $1.25, respectively for the six months ended June 30, 1998 and 1997.

Total revenues and operating income (loss) for the six-month periods ended June 30, 1998 and 1997 were as follows:

(in thousands)                                 1998             1997
-----------------------------------------------------------------------
REVENUES:
Distribution                                $1,261,086       $1,241,000
Nitrogen Products                              423,365          351,611
Methanol                                        54,811           83,872
Other - net of intercompany eliminations       (14,341)         (20,879)
-----------------------------------------------------------------------
                                            $1,724,921       $1,655,604
=======================================================================
OPERATING INCOME (LOSS):
Distribution                                $   65,035       $   61,489
Nitrogen Products                               39,496          115,069
Methanol                                         1,051           28,423
Other income (expense) - net                       915             (884)
-----------------------------------------------------------------------
                                            $  106,497       $  204,097
=======================================================================

Distribution

Revenues from the Distribution segment for the six-month periods ended June 30, 1998 and 1997 were as follows:

Distribution Revenues
-----------------------------------------------------------------------
(in thousands)                                 1998             1997
-----------------------------------------------------------------------
Resale fertilizer                           $  302,346       $  314,338
Crop protection products                       737,584          759,748
Seed                                           107,295           88,403
Other                                          113,861           78,511
-----------------------------------------------------------------------
                                            $1,261,086       $1,241,000
=======================================================================

Distribution revenues for the first six months of 1998 amounted to $1.26 billion compared with $1.24 billion for the comparable 1997 period. New distribution locations, net of closed locations, generated $15.7 million of revenues while revenues from existing locations increased $4.4 million in 1998 compared with the first six months of 1997. Fertilizer revenues were $12.0 million lower as selling prices were 7% lower or $14.8 million driven principally by lower nitrogen prices. Fertilizer sales volume was 3.5% higher than the volumes for the first six months of 1997. Crop protection revenues of $737.6 million for the six months ended June 30, 1998 were $22.2 million lower than the 1997 comparable period. Continuously rainy weather in the spring throughout the cornbelt has delayed significant spraying of acres. Seed revenues were $18.9 million higher in the first six months of 1998 than in 1997 due to a marketing focus concentrating on specialized seed sales and on a corresponding increase in demand and availability of these seeds. Other revenues increased $35.3 million for the first six months of 1998 compared with 1997. Grain and feed sales contributed $18.3 million to this increase while seed tech fees added $12.3 million and application revenues increased $2.3 million.

The Distribution segment reported operating income of $65.0 million for the first six months of 1998, compared with $61.5 million for the 1997 period. Operating income at existing locations increased $3.0 million while new locations, net of closed locations, provided operating income of $0.5 million. Fertilizer and seed gross profits increased $1.7 million and $2.4 million, respectively for the first six months of 1998 in comparison with 1997. A decline in gross profit for crop protection products of $4.6 million compared with 1997 was due to delayed applications and reduced dealer volumes. Grain and feed contributed a gross profit increase of $4.5 million. Selling, general and administrative expenses increased $5.6 million in the 1998 six months compared with 1997. Expenses at new locations, net of closed locations, contributed $6.6 million to the expense increase while existing location expenses decreased $1.0 million.

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 1998 and 1997 were as follows:

VOLUMES AND PRICES
(excludes the Distribution segment)          1998                 1997
-------------------------------------------------------------------------------
                                        Sales    Average     Sales    Average
(quantities in thousands of tons)      Volumes  Unit Price  Volumes  Unit Price
-------------------------------------------------------------------------------
Ammonia                                    699        $153      675        $197
Nitrogen solutions                       2,042          69    1,534          95
Urea                                       351         126      352         169
Ammonium nitrate                           374         138       41         149
-------------------------------------------------------------------------------

Nitrogen Products revenues increased $71.8 million, or 20%, during the six months ended June 30, 1998 compared with the 1997 period due to the acquisition of the U.K. plants at the end of 1997. The U.K. plants contributed $146.6 million in revenues in the 1998 period. Excluding the impact of the U.K. plants, Nitrogen Products revenues decreased $74.9 million, or 21%, from the prior-year period primarily due to lower prices for all products partially offset by increased nitrogen solutions sales volumes. Ammonia, urea and nitrogen solutions prices declined 24%, 25% and 27%, respectively, compared with prices during the six months ended June 30, 1997. Lower worldwide demand for urea and increased nitrogen production capacity created excess nitrogen supplies and caused prices to fall. Nitrogen solutions sales volumes increased 33% due to weather conditions during the 1998 period which favored nitrogen solutions applications over ammonia applications (ammonia sales volumes declined 17% during the 1998 period compared with 1997). In contrast, the weather during the 1997 planting season favored ammonia applications over nitrogen solutions.

The Nitrogen Products segment reported operating income of $39.5 million for the first six months of 1998 compared with $115.1 million for the same period in 1997. An $85.2 million decline in operating income was due to significantly lower nitrogen prices. The U.K. plants contributed $6.0 million to operating income in the first six months of 1998. Increased sales volumes of nitrogen solutions and lower operating costs also offset a portion of the lower price effects on operating income.

Methanol

Methanol revenues were $54.8 million for the six months ended June 30, 1998, a decline of $29.1 million in comparison with the 1997 period. Average methanol sales prices were $.37 and $.58 per gallon for the 1998 and 1997 periods, respectively. Lower prices in 1998 were due to oversupply conditions caused by higher production and lower worldwide demand.

Methanol operating income was $1.1 million for the first six months of 1998 compared with $28.4 million for the 1997 period. Lower methanol prices in the first six months of 1998 more than offset an 8% decrease in natural gas costs compared with the same time frame in 1997 resulting in the operating income decline. (See Note 5 to the Consolidated Financial Statements regarding the Corporation's natural gas procurement policy.)

Interest Expense - Net

Net interest expense was $27.9 million in 1998 compared with $26.0 million in 1997. Interest expense increased as a result of additional borrowings used to fund the U.K. acquisition, partially offset by decreased borrowings for working capital needs.

Income Taxes

Income tax expense was recorded at an effective rate of 47% for the first six months of 1998 compared with 41% in the 1997 first half. The increase in the effective tax rate is due to goodwill charges that are not deductible for tax purposes representing a higher percentage of 1998 pretax income than in 1997.

Minority Interest

Minority interest, represents interest in the earnings of the publicly held common units of TNCLP and a third-party's limited partnership interest in BMLP. Minority interest was $17.2 million for the first six months of 1998 compared with $19.2 million in 1997. Minority interest declined $10.7 million due to lower earnings from TNCLP operations. Minority interest increased $8.7 million in 1998 due to the BMLP minority interest issued by the Company on December 31, 1997 and not outstanding in the 1997 first half.

                        LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make quarterly distributions to minority interests, disburse quarterly dividends on common stock, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities. The Corporation believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

Cash used for operations in the first six months of 1998 was $11.9 million. Net working capital balances increased $141.0 million for the first six months of 1998 due to the seasonal nature of the Corporation's operations. The Corporation has available a $350 million revolving credit facility for working capital needs. As of June 30, 1998, $7.0 million was outstanding under this facility.

Cash used for investing activities was $43.1 million in the first six months of 1998, of which $37.4 million funded investments in plant and equipment. Cash used for acquisitions ($6.4 million) represents amounts paid to acquire new locations for the Corporation's distribution network.

The Corporation began construction in the fourth quarter of 1997 on a $57 million ammonia production loop at the Beaumont, Texas plant with the facility expected to be fully operational by the end of 1999. The Corporation expects 1998 capital expenditures, exclusive of expenditures related to the Beaumont ammonia production loop and the acquisition of retail distribution locations, to approximate $50 million consisting of the expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities.

During the first six months of 1998, the Corporation distributed $1.17 per unit, or $7.3 million, to minority TNCLP Common Unitholders, distributed a preferred return rate of 7.70%, or $8.7 million, to BMLP's minority partner, and paid a dividend of $0.10 per Common Share which totaled $7.5 million. On July 22, 1998, TNCLP announced a cash distribution of $1.72 per common unit, payable August 28, 1998 to unitholders of record August 6, 1998.

On December 17, 1997, the Corporation announced that it is resuming purchases of common units of TNCLP on the open market and through privately negotiated transactions. Under an existing authorization of the Board of Directors dating back to May 1995, the Corporation may acquire up to 5 million common units. The Corporation acquired 621,800 common units in the first half of 1998 for $16.3 million, bringing its total number of common units acquired since 1995, under this authorization, to 1.6 million units.

Cash balances at June 30, 1998 were $85.2 million of which $5.4 million is used to collateralize letters of credit supporting recorded liabilities.

                               YEAR 2000 ISSUES

The Year 2000 issue concerns computer programs that use only the last two digits to identify the year in date fields. If not corrected, many of these computer programs could fail or produce erroneous results on or before January 1, 2000. This issue affects virtually every company.

The Corporation has assigned dedicated resources to address its Year 2000 issues. Most, but not all, of the Corporation's management information systems environment have been assessed for Year 2000 issues and some remedial actions have been identified in these assessed areas. The impact of these remedial actions for areas where an assessment has already been completed is not expected to be material to the Corporation. Some of these actions have already been completed at minimal cost.

The Corporation plans to complete in the first quarter of 1999 an organization - wide review of all computing functions, including the process control systems and instrumentation in the manufacturing facilities. The Corporation is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the actions or inactions of such third parties may materially affect the Corporation. General contingency planning efforts have recently been initiated for precautionary purposes.

The Corporation anticipates that it will complete all assessment, remediation, testing and contingency planning efforts for Year 2000 issues in the third quarter of 1999 with no material adverse consequences or material costs to the Corporation. However, the costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Corporation or third parties could have a material adverse effect on the Corporation.

                          FORWARD LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agricultural industry; competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs); changes in product mix, seasonality of demand patterns, weather conditions, and agricultural regulations; and other risks detailed in the Corporation's Securities and Exchange Commission filings, in particular the "Factors that Affect Operating Results" section of its most recent Form 10-K.

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


                               TERRA INDUSTRIES INC.



Date: August 12, 1998          /s/ Francis G. Meyer
                               -------------------------------------------------
                               Francis G. Meyer
                               Senior Vice President and Chief Financial Officer
                                and a duly authorized signatory