Form 10-Q
period 1998-09-30
TERRA INDUSTRIES INC
filed 1998-11-13
CIK 722079

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

               For the quarterly period ended September 30, 1998

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

                        ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1998, the following shares of the registrant's stock were outstanding:

         Common Shares, without par value            74,890,711 shares

================================================================================

                         PART I. FINANCIAL INFORMATION


                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                         September 30,    December 31,    September 30,
                                                              1998            1997            1997
                                                         -------------    ------------    -------------
ASSETS
Cash and short-term investments                          $     39,547     $   180,062     $     47,623
Accounts receivable, less allowance for
  doubtful accounts of $10,235, $13,154 and $15,889           376,440         111,690          370,519
Inventories                                                   393,414         395,940          344,167
Other current assets                                           27,319          51,287           68,382
-------------------------------------------------------------------------------------------------------
Total current assets                                          836,720         738,979          830,691
-------------------------------------------------------------------------------------------------------
Equity and other investments                                   28,827          24,485           27,139
Property, plant and equipment, net                          1,168,495       1,181,384          879,279
Excess of cost over net assets of acquired businesses         289,923         304,567          284,171
Deferred tax asset                                              4,373          10,794           15,138
Other assets                                                  104,780          99,745           76,226
-------------------------------------------------------------------------------------------------------
Total assets                                               $2,433,118      $2,359,954      $ 2,112,644
=======================================================================================================

LIABILITIES
Debt due within one year                                   $   34,547      $    9,538      $   160,643
Accounts payable                                              273,307         203,554          250,753
Accrued and other liabilities                                 222,178         223,163          145,024
-------------------------------------------------------------------------------------------------------
Total current liabilities                                     530,032         436,255          556,420
-------------------------------------------------------------------------------------------------------
Long-term debt                                                496,018         497,030          410,553
Deferred tax liability non-current                            192,158         193,456          176,533
Other liabilities                                              82,011          82,315           82,487
Minority interest                                             336,458         360,569          132,906
-------------------------------------------------------------------------------------------------------
Total liabilities                                           1,636,677       1,569,625        1,358,899
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
     Common Shares, authorized 133,500 shares;
     outstanding 74,898, 74,977 and 74,963 shares             127,623         127,581          127,559
Paid-in capital                                               549,015         548,772          548,667
Accumulated other comprehensive income                         (1,934)         (8,488)          (3,012)
Retained earnings                                             121,737         122,464           80,531
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                    796,441         790,329          753,745
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $2,433,118      $2,359,954      $ 2,112,644
=======================================================================================================

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per-share amounts)
                                  (unaudited)



                                                              Three Months Ended        Nine Months Ended
                                                                September 30,             September 30,
                                                             --------------------    ------------------------
                                                               1998        1997          1998         1997
                                                             ---------  ---------    -----------  -----------
REVENUES
Net sales                                                    $444,339   $480,600     $2,127,414   $2,092,524
Other income, net                                              18,378     15,236         60,224       58,916
-------------------------------------------------------------------------------------------------------------
                                                              462,717    495,836      2,187,638    2,151,440
-------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                                 399,250    381,311      1,838,994    1,670,479
Selling, general and administrative expense                    81,659     75,905        262,879      240,244
Equity in earnings of unconsolidated affiliates                (2,039)    (2,916)        (4,579)      (4,916)
-------------------------------------------------------------------------------------------------------------
                                                              478,870    454,300      2,097,294    1,905,807
-------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                 (16,153)    41,536         90,344      245,633
Insurance recovery - damaged facility                             ---     89,000            ---       89,000
Interest income                                                 1,874      1,827          3,859        4,532
Interest expense                                              (16,820)   (15,694)       (46,704)     (44,447)
Minority interest                                              (5,425)    (3,901)       (22,585)     (23,127)
-------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                             (36,524)   112,768         24,914      271,591
Income tax provision (benefit)                                (14,700)    45,253         14,400      110,370
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                            $(21,824)   $67,515        $10,514     $161,221
=============================================================================================================

Basic earnings (loss) per share                              $  (0.30)   $  0.91        $  0.14     $   2.18
Diluted earnings (loss) per share                            $  (0.30)   $  0.90        $  0.14     $   2.15
=============================================================================================================
Basic weighted average shares outstanding                      73,898     73,833         73,885       73,820
Diluted weighted average shares outstanding                    73,898     75,202         75,013       74,951
=============================================================================================================

Cash dividends declared per share                            $   0.05    $  0.05        $  0.15     $   0.13
=============================================================================================================


See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                              ---------------------------
                                                                 1998             1997
                                                              ----------       ----------
OPERATING ACTIVITIES
Net income                                                    $  10,514        $ 161,221
Adjustments to reconcile net income to net cash
  used in operating activities:
     Insurance recovery - damaged facility                          ---          (89,000)
     Depreciation and amortization                               89,060           70,798
     Deferred income taxes                                        4,116           49,619
     Minority interest in earnings                               22,585           23,127
     Other non-cash items                                        (3,089)         (11,065)
  Changes in current assets and liabilities,
   excluding working capital purchased:
     Accounts receivable                                       (264,750)        (269,048)
     Inventories                                                  2,526          109,223
     Other current assets                                         9,531           45,771
     Accounts payable                                            69,753           39,649
     Accrued and other liabilities                                 (440)         (70,102)
Reimbursed Port Neal casualty                                    14,314              ---
Other                                                            (1,058)           8,322
-----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities             (46,938)          68,515
-----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                               (6,603)         (40,792)
Purchase of property, plant and equipment                       (66,797)         (34,281)
Port Neal plant construction                                        ---          (22,806)
Insurance proceeds from plant casualty                              ---            5,453
Other                                                             6,924            1,601
-----------------------------------------------------------------------------------------
Net cash used in investing activities                           (66,476)         (90,825)
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                        25,000           41,668
Proceeds from issuance of long-term debt                            ---            7,867
Principal payments on long-term debt                             (1,003)          (1,983)
Stock (repurchase) issuance, net                                    285          (21,397)
Distribution to minority interests                              (30,173)         (32,560)
Repurchases of TNCLP common units                               (16,523)             ---
Distribution reserve fund                                           ---           18,480
Redemption of SPUs                                                  ---           (6,604)
Redemption of preferred stock                                       ---          (24,950)
Dividends                                                       (11,241)          (9,748)
-----------------------------------------------------------------------------------------
Net cash used in financing activities                           (33,655)         (29,227)
-----------------------------------------------------------------------------------------

Foreign exchange effect on cash and short-term investments        6,554           (1,582)
-----------------------------------------------------------------------------------------
Decrease in cash and short-term investments                    (140,515)         (53,119)
Cash and short-term investments at beginning of period          180,062          100,742
-----------------------------------------------------------------------------------------
Cash and short-term investments at end of period              $  39,547        $  47,623
=========================================================================================


See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (in thousands)
                                  (unaudited)

                                                                     Accumulated
                                                                        Other      Retained
                                 Comprehensive  Capital   Paid-In   Comprehensive  Earnings
                                    Income       Stock    Capital      Income      (Deficit)   Total
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                    $127,614  $550,850     $(1,430)    $(70,942)  $606,092
  Comprehensive income
    Net income                     $161,221           --        --          --      161,221    161,221
    Foreign currency
     translation adjustment          (1,582)          --        --      (1,582)          --     (1,582)
                                   --------
                                   $159,639
                                   ========
  Exercise of stock options                          119       963          --           --      1,082
  Repurchase of common shares                     (1,673)  (20,759)                            (22,432)
  Issuance of common shares                        1,499    17,613          --           --     19,112
  Dividends                                           --        --          --       (9,748)    (9,748)
-------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                   $127,559  $548,667     $(3,012)    $ 80,531   $753,745
=======================================================================================================

                                                                     Accumulated
                                                                        Other      Retained
                                 Comprehensive  Capital   Paid-In   Comprehensive  Earnings
                                    Income       Stock    Capital      Income      (Deficit)   Total
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    $127,581  $548,772     $(8,488)    $122,464   $790,329
  Comprehensive income
    Net income                     $ 10,514           --        --          --       10,514     10,514
    Foreign currency
     translation adjustment           6,554           --        --       6,554           --      6,554
                                   --------
                                   $ 17,068
                                   ========
  Exercise of stock options                           42       243          --           --        285
  Dividends                                           --        --          --      (11,241)   (11,241)
-------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                   $127,623  $549,015     $(1,934)    $121,737   $796,441
=======================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               5

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

3.   Inventories consisted of the following:


                                 September 30,  December 31,   September 30,
        (in thousands)               1998           1997           1997
        --------------------------------------------------------------------
        Raw materials              $ 58,118       $ 41,724       $ 43,054
        Finished goods              335,296        354,216        301,113
        --------------------------------------------------------------------
        Total                      $393,414       $395,940       $344,167
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

     The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1998, 1999 and 2000, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $22.7 million and $71.4 million as of September 30, 1998 and 1997, respectively. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

     For the first nine months of 1998 and 1997, natural gas hedging activities produced cost savings of approximately $14.1 million and $34.5 million, respectively, compared with spot prices.

6. The Corporation has a revolving credit facility of up to $350 million for working capital needs and other corporate purposes. Under the credit facility, there was $25.0 million classified as short-term borrowings and $7.0 million classified as long-term debt at September 30, 1998. Interest on borrowings under this line is charged at current market rates.

7. In August 1996, the Corporation, through Terra Funding Corporation (TFC), a beneficially owned subsidiary of the Corporation and a limited purpose corporation, entered into an agreement with a financial institution to sell an undivided interest in its accounts receivable. Under the agreement, which expires August 1999, the Corporation may sell without recourse an undivided interest in a designated pool of its accounts receivable and receive up to $150 million in proceeds. Undivided interests in new receivables may be sold as amounts are collected on previously sold interests. As of September 30, 1998, the proceeds of the uncollected balance of accounts receivable sold totaled $142 million. TFC is a separate legal entity whose creditors have received security interests in its assets.

8. On December 17, 1997, the Corporation announced that it is resuming purchases of common units of Terra Nitrogen Company, L.P. (TNCLP) on the open market and through privately negotiated transactions. Under an existing authorization of the Board of Directors dating back to May 1995, the Corporation may acquire up to 5 million common units. The Corporation acquired 632,500 common units in the first nine months of 1998 for $16.5 million, bringing its total number of common units acquired since 1995, under this authorization, to 1.6 million units.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION



                             RESULTS OF OPERATIONS
                             ---------------------



              NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
                     NINE MONTHS ENDED SEPTEMBER 30, 1997


Consolidated Results


The Corporation reported net income of $10.5 million on revenues of $2.19 billion for the first nine months of 1998 compared with net income of $161.2 million on revenues of $2.15 billion in the first nine months of 1997. Basic earnings per share for the first nine months of 1998 was $0.14 compared with $2.18 for the comparable 1997 period. Diluted earnings per share was $0.14 and $2.15, respectively, for the nine months ended September 30, 1998 and 1997. The 1997 results reflect a gain of $0.71 per share for the partial settlement of insurance claims related to the rebuild of the Port Neal plant. Worldwide overcapacity in both nitrogen and methanol markets has lowered prices and margins for these products which substantially accounts for the decline in earnings in 1998.

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

Total revenues and operating income (loss) by segment for the nine-month periods ended September 30, 1998 and 1997 were as follows:



(in thousands)                                  1998         1997
---------------------------------------------------------------------
REVENUES:
Distribution                                 $1,553,194   $1,578,747
Nitrogen Products                               569,892      486,561
Methanol                                         77,054      132,635
Other - net of intercompany eliminations        (12,502)     (46,503)
--------------------------------------------------------------------
                                             $2,187,638   $2,151,440
                                             =======================

OPERATING INCOME (LOSS):
Distribution                                 $   47,631   $   58,606
Nitrogen Products                                47,042      141,814
Methanol                                         (2,284)      47,337
Other expense - net                              (2,045)      (2,124)
--------------------------------------------------------------------
                                             $   90,344   $  245,633
                                             =======================

Distribution

Revenues from the Distribution segment for the nine-month periods ended September 30, 1998 and 1997 were as follows:


Distribution Revenues
---------------------------------------------------
(in thousands)                  1998         1997
---------------------------------------------------
Resale fertilizer           $  333,355   $  357,562
Crop protection products       949,090    1,001,447
Seed                           116,532       96,023
Other                          154,217      123,715
---------------------------------------------------
                            $1,553,194   $1,578,747
                            =======================

Distribution revenues for the first nine months of 1998 were $1.6 billion, a decrease of $25.6 million from the comparable 1997 period. Operating income for the Distribution segment was $47.6 million and $58.6 million, respectively, for the nine months ended September 30, 1998 and 1997. Acquisitions, net of closed locations (due to under performance), contributed $24.6 million in revenues, while revenues at existing locations declined $50.2 million in comparison with the prior-year nine months. Operating income at new locations, net of closed locations amounted to $0.5 million for the nine months ended September 30, 1998. Operating income at existing locations declined $11.5 million in comparison with the 1997 nine months.

Fertilizer revenues were $24.2 million lower in the 1998 nine months as selling prices were 4.6% lower or $16.6 million driven principally by lower nitrogen prices. Correspondingly, fertilizer cost of sales declined $16.4 million. Resale fertilizer volumes decreased by 1.4% lowering gross profit by $0.6 million for the nine months ended September 30, 1998 compared with 1997. Heavy fall applications in 1997 combined with continuously rainy weather in the spring of 1998 throughout the Corn Belt more than offset a volume increase across the Southern division.

Crop protection products revenues for the first nine months of 1998 amounted to $949.1 million, or $52.4 million less than the 1997 period. Dealer sales were $34.6 million lower and grower sales declined $19.6 million in 1998 compared with 1997. An increase in sales by basic manufacturers directly to dealers resulted in the dealer revenue decline. Additionally, the impact of low grain prices reduced crop protection products demand from both dealers and growers. Correspondingly, gross profits for crop protection products declined $7.0 million for 1998 in comparison with the 1997 nine months.

A marketing focus on seed sales as well as an increase in demand and availability of specialized seeds led to an increase in seed revenues of $20.5 million for the nine months of 1998 in comparison with 1997. The increase in sales contributed to a $3.0 million increase in seed gross profit.

Other distribution revenues increased $30.5 million in 1998 compared with the first nine months of 1997. Grain and feed have contributed $17.4 million of new revenues with a corresponding gross profit of $5.7 million. Fees related to biotechnical seeds added $14.5 million to revenues in 1998 and $2.3 million to gross profits.

Selling, general and administrative expenses increased $12.6 million for the nine months ended September 30, 1998 in comparison with 1997. Acquisitions, net of closed locations increased expenses by $7.0 million while expenses at existing locations increased by $5.6 million. The 1997 period included a $5.3 million decrease to employee benefits expense related to a reduction in retiree medical benefits.

Nitrogen Products

Volumes and prices for the nine-month periods ended September 30, 1998 and 1997 were as follows:


Volumes and Prices
------------------------------------------------------------------------------------
(excludes the Distribution segment)              1998                  1997
------------------------------------------------------------------------------------
                                         Sales     Average       Sales      Average
 (quantities in thousands of tons)      Volumes   Unit Price    Volumes   Unit Price
------------------------------------------------------------------------------------
Ammonia                                    973      $ 150          964      $  192
Nitrogen solutions                       2,450         69        2,327          88
Urea                                       468        125          498         157
Ammonium nitrate                           619        136           45         149
------------------------------------------------------------------------------------

Nitrogen Products revenues increased by $83.3 million to $569.9 million for the first nine months of 1998 in comparison with 1997. Revenue for 1998 at the Corporation's UK plants, which were acquired December 31, 1997, amounted to $217.1 million. Revenue for 1998 at the North American plants declined by $133.8 million in comparison with the first nine months of 1997 as a result of lower prices for all products and lower sales volumes for ammonia and urea. Ammonia, nitrogen solutions and urea prices decreased by 24%, 22% and 20%, respectively, causing revenue to decline by $97.9 million. Lower worldwide demand for urea and increased worldwide nitrogen production capacity created excess nitrogen supplies and caused prices to fall. For the North American operations ammonia sales volumes declined 20% while nitrogen solutions sales volumes increased 5% in the nine months ended September 30, 1998 compared with 1997. Weather conditions during the 1998 period favored nitrogen solutions applications while the weather in 1997 favored ammonia applications.

The Nitrogen Products segment reported operating income of $47.0 million and $141.8 million for the nine months ended September 30, 1998 and 1997, respectively. UK operations contributed $5.6 million towards operating income. North American operating income declined by $98.8 million for the 1998 nine months in comparison with 1997. Pricing pressures and lower volumes as discussed above accounted for the significant change in operating income. Natural gas costs for the nine-month period declined by 1% in comparison with 1997.

Methanol

Methanol revenues were $77.1 million compared with $132.6 million for the nine months ended September 30, 1998 and 1997, respectively. Average methanol sales prices were $0.36 per gallon and $0.58 per gallon for the comparable nine-month periods of 1998 and 1997. Methanol volumes declined by 4.5% to 218 million gallons for the 1998 nine months. The decline in prices resulted in a revenue decline of $49.8 million while the volume decrease accounted for $5.7 million of the decline. Lower prices in 1998 were a result of oversupply conditions due to higher production and lower worldwide demand.

The Methanol segment reported an operating loss of $2.3 million for the nine months ended September 30, 1998 and an operating income of $47.3 million for the comparable 1997 period. The decline in prices and revenues discussed above accounted for the decline in operating income. Partially offsetting these was a 5% decline in the cost of natural gas.

Interest Expense - Net

Net interest expense was $42.8 million in the first nine months of 1998 compared with $39.9 million in 1997. Interest expense increased as a result of additional borrowings used to fund the U.K. acquisition, partially offset by decreased borrowings for working capital needs.

Income Taxes

Income tax expense was recorded at an effective rate of 58% for the first nine months of 1998 compared with 41% in the 1997 nine months. The increase in the effective tax rate is due to goodwill charges that are not deductible for tax purposes representing a higher percentage of 1998 pretax income compared with 1997.

Minority Interest

Minority interest, represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP) and a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP). Minority interest was $22.6 million for the first nine months of 1998 compared with $23.1 million in 1997. Minority interest declined $13.5 million due to lower earnings from TNCLP operations. Minority interest increased $13.0 million in 1998 due to the BMLP minority interest issued by the Corporation on December 31, 1997 and not outstanding in the 1997 nine months.

                QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH
                       QUARTER ENDED SEPTEMBER 30, 1997


Consolidated Results

The Corporation reported a net loss of $21.8 million on revenues of $462.7 million for the third quarter of 1998 compared with net income of $67.5 million on revenues of $495.8 million in 1997. Basic earnings (loss) per share amounted to $(0.30) and $0.91 for the third quarter of 1998 and 1997, respectively, while diluted earnings (loss) per share was $(0.30) and $0.90, respectively. The Corporation recorded a gain, net of income taxes, of $0.71 per diluted share in the 1997 third quarter to reflect a partial settlement of insurance claims related to the Port Neal plant rebuild. The Corporation's decline in earnings has been significantly impacted by worldwide overcapacity in both nitrogen and methanol markets which continued to put downward pressure on these products' prices and margins.

Total revenues and operating income (loss) by segment for the three-month periods ended September 30, 1998 and 1997 were as follows:


(in thousands)                                 1998        1997
-----------------------------------------------------------------
REVENUES:
Distribution                                 $292,108    $337,747
Nitrogen Products                             146,527     134,950
Methanol                                       22,243      48,763
Other - net of intercompany eliminations        1,839     (25,624)
-----------------------------------------------------------------
                                             $462,717    $495,836
                                             ====================

OPERATING INCOME (LOSS):
Distribution                                 $(17,404)   $ (2,883)
Nitrogen Products                               7,546      26,745
Methanol                                       (3,335)     18,914

Other expense - net                            (2,960)     (1,240)
-----------------------------------------------------------------
                                             $(16,153)   $ 41,536
                                             ====================

Distribution

Revenues from the Distribution segment for the three-month periods ended September 30, 1998 and 1997 were as follows:

Distribution Revenues
--------------------------------------------------------------------------------
(in thousands)                                    1998                    1997
--------------------------------------------------------------------------------

Resale fertilizer                               $ 31,009               $ 43,224
Crop protection products                         211,507                241,699
Seed                                               9,236                  7,620
Other                                             40,356                 45,204
-------------------------------------------------------------------------------
                                                $292,108               $337,747
                                                ===============================


Distribution revenues for the third quarter of 1998 totaled $292.1 million, a decline of $45.6 million compared with the 1997 third quarter. The expansion of the distribution network, net of closed, underperforming locations, contributed $8.9 million in revenue for the quarter. Revenue at existing locations declined $54.5 million in the third quarter of 1998 compared with 1997. The Distribution segment reported an operating loss of $17.4 million and $2.9 million, respectively, for the third quarters of 1998 and 1997. Existing locations primarily accounted for the decline in operating earnings for the quarter. Operating expenses at new locations, net of closed locations, offset the revenue increase resulting in a minimal decline to operating income.

Resale fertilizer revenues declined $12.2 million for the 1998 quarter in comparison with 1997. Correspondingly, fertilizer gross profit decreased $2.3 million in the third quarter of 1998 compared with 1997. Inclement weather in the 1998 season reduced fertilizer applications. Crop protection products revenues for the 1998 third quarter were $30.2 million less than the 1997 third quarter as low grain prices caused growers to reduce crop protection products applications. Gross profit from crop protection products was flat for the 1998 quarter in comparison with 1997. Seed revenues for the 1998 third quarter increased $1.6 million in comparison with 1997 while feed and grain revenues declined $3.6 million. Selling, general and administrative expenses for the third quarter of 1998 increased $6.6 million in comparison with the third quarter of 1997. The 1997 quarter included a $5.3 million decrease to employee benefits expense related to a reduction in retiree medical benefits.


Nitrogen Products

Volumes and prices for the three-month periods ended September 30, 1998 and 1997 were as follows:



Volumes and Prices
--------------------------------------------------------------------------------
(excludes the Distribution segment)              1998               1997
--------------------------------------------------------------------------------
                                        Sales    Average     Sales     Average
(quantities in thousands of tons)      Volumes  Unit Price  Volumes  Unit Price
--------------------------------------------------------------------------------
Ammonia                                    274  $      143      289  $      181
Nitrogen solutions                         407          68      793          76
Urea                                       117         123      146         128
Ammonium nitrate                           245         133        4         144
--------------------------------------------------------------------------------

Nitrogen Products revenues increased $11.6 million for the third quarter of 1998 in comparison with the 1997 quarter. The Corporation's two nitrogen plants in the United Kingdom contributed $70.5 million in revenues for the 1998 quarter. The UK plants were acquired on December 31, 1997. Nitrogen Products revenue at the Corporation's North American plants declined by $58.9 million for the 1998 quarter versus the 1997 quarter due to lower prices and volumes for all products. Ammonia, nitrogen solutions and urea prices declined 26%, 10% and 4%, respectively. Excess worldwide capacity continued to put pressure on prices. Ammonia volumes were down as a result of lower demand for winter wheat acres due to drought conditions and the impact of poor wheat prices. Nitrogen solutions and urea volumes were less than the comparable quarter a year ago due to customers' decisions to delay purchases to fill storage.

Operating income for the Nitrogen Products segment declined $19.2 million for the 1998 third quarter in comparison with the 1997 quarter. The UK nitrogen plants generated an operating loss of $0.4 million for the quarter while operating income at the North American plants declined $18.8 million. Operating income declined due to lower prices and volumes as discussed above. Natural gas costs for the quarter were comparable to the 1997 quarter.

Methanol

Methanol revenues for the third quarter of 1998 were $22.2 million compared with $48.8 million for the comparable quarter of 1997. Methanol sales prices averaged $0.31 per gallon and $0.58 per gallon, respectively, for the quarters ended September 30, 1998 and 1997. The price decline resulted in a revenue decrease of $18.7 million while a 16% decrease in volumes to 71.3 million gallons for 1998 impacted revenues by $7.9 million. Lower prices in 1998 were due to oversupply conditions caused by higher worldwide production and lower worldwide demand. The Corporation reduced production of methanol in the third quarter of 1998 compared to the 1997 quarter as a result of current market conditions.

The Methanol segment reported an operating loss of $3.3 million for the third quarter of 1998 compared with operating income of $18.9 million for the third quarter of 1997. The operating income decline was a direct impact of lower prices and volumes as discussed above. The cost of natural gas for the 1998 third quarter was 1% lower than in the 1997 quarter.

Interest Expense - Net

Interest expense, net of interest income, totaled $14.9 million in the third quarter of 1998 compared with $13.9 million in 1997. Additional borrowings used to fund the UK acquisition caused the increase, offset in part by decreased borrowings for working capital purposes.

Income Taxes

Income taxes for the third quarter of 1998 were recorded at an effective tax rate of 40%, comparable with the effective tax rate for the third quarter of 1997.

Minority Interest

Minority interest represents interest in the earnings of the publicly held common units of TNCLP and a third-party's limited partnership interests in BMLP. Minority interest was $5.4 million for the third quarter of 1998 compared with $3.9 million in 1997. Minority interest declined $2.8 million due to lower earnings from TNCLP operations. Minority interest increased $4.3 million in 1998 due to the BMLP minority interest issued by the Corporation on December 31, 1997 and not outstanding in the 1997 quarter.

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

Cash used for operations in the first nine months of 1998 was $46.9 million. Net working capital balances increased $184.9 million for the first nine months of 1998 due to the seasonal nature of the Corporation's operations. The Corporation has available a $350 million revolving credit facility for working capital needs. As of September 30, 1998, $32.0 million was outstanding under this facility.

The Corporation funded plant and equipment investments of $66.8 million and expended $6.6 million to acquire new distribution locations in the first nine months of 1998. The Corporation began construction in the fourth quarter of 1997 of a $57 million ammonia production loop at the Beaumont, Texas plant with the facility expected to be fully operational by the end of 1999. The corporation expects 1998 capital expenditures, exclusive of expenditures related to the Beaumont ammonia production loop and the acquisition of retail distribution locations, to approximate $50 million consisting of the expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities.

During the first nine months of 1998, the Corporation distributed $2.89 per unit, or $17.2 million, to minority TNCLP Common Unitholders, distributed a preferred return of $13.0 million to BMLP's minority partner, and paid a dividend of $0.15 per Common Share which totaled $11.2 million.

On December 17, 1997, the Corporation announced that it is resuming purchases of common units of TNCLP on the open market and through privately negotiated transactions. Under an existing authorization of the Board of Directors dating back to May 1995, the Corporation may acquire up to 5 million common units. The Corporation acquired 632,500 common units in the first nine months of 1998 for $16.5 million, bringing its total number of common units acquired since 1995, under this authorization, to 1.6 million units.

Cash balances at September 30, 1998 were $39.5 million of which $5.1 million is used to collateralize letters of credit supporting recorded liabilities.

YEAR 2000 ISSUES
----------------

The Year 2000 issue concerns computer programs that use only the last two digits to identify the year in date fields. If not corrected, many of these computer programs could fail or produce erroneous results on or before January 1, 2000. This issue affects virtually every company.

The Corporation has assigned dedicated resources to address its Year 2000 issues. Most, but not all, of the Corporation's management information systems environment have been assessed for Year 2000 issues and some remedial actions have been identified in these assessed areas. The impact of remedial actions for areas where an assessment has already been completed is not expected to be material to the Corporation. Some of these actions have already been completed at minimal cost.

The Corporation plans to complete in the first quarter of 1999 an organization-wide review of all possible computing functions, including the process control systems and instrumentation in the manufacturing facilities. The Corporation is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the actions or inactions of such third parties may materially affect the Corporation. General contingency planning efforts have recently been initiated for precautionary purposes.

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

                           PART II. OTHER INFORMATION


Item 5.   OTHER INFORMATION


          (a)  Proposed Sale by Majority Shareholder

               On October 15, 1998, the Corporation's majority shareholder, Minorco, announced its intention to sell its ownership in the Corporation by early 1999.

          (b)  Shareholder Proposals

               If a shareholder intends to bring a matter before the 1999 Annual Meeting of Shareholders, other than by submitting a proposal for inclusion in Terra's proxy statement for that meeting, the shareholder must give timely notice to Terra and otherwise satisfy the requirements of the Securities Exchange Act of 1934. To be timely, a shareholder's notice must be received by Terra's Corporate Secretary at Terra's principal office, 600 Fourth Street, Sioux City, Iowa 51102, on or before February 14, 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               4.5 Amendment No. 1. Dated as of September 30, 1998 to the Amended and Restated Credit Agreement dated as of March 31, 1998 among Terra Capital, Inc.; Terra Nitrogen, Limited Partnership; NationsBank, N.A.; The Chase Manhattan Bank; and Citibank, N.A.

               10.12 Amendment No. 1 dated as of September 30, 1998 to the Second Amended and Restated Agreement of Limited Partnership of Beaumont Methanol, Limited Partnership dated as of March 31, 1998.

               27 Financial Data Schedule [EDGAR filing only]

          (b)  Reports on Form 8-K

               None

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TERRA INDUSTRIES INC.



Date: November 12, 1998          /s/  Francis G. Meyer
                                 --------------------------------------------
                                 Francis G. Meyer
                                 Senior Vice President and Chief Financial
                                 Officer and a duly authorized signatory