Form 10-K405
period 1998-12-31
TERRA INDUSTRIES INC
filed 1999-03-23
CIK 722079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number: 1-8520

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                Title of each class                   on which registered
                -------------------                  ---------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, at January 31, 1999, was approximately $230 million.

     On January 31, 1999, the Registrant's outstanding voting stock consisted of 75,466,040 Common Shares, without par value.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1998. Certain information therein is incorporated by reference into Part I, Part II and Part IV hereof.

     Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 4, 1999. Certain information therein is incorporated by reference into Part III hereof.

                                  TABLE OF CONTENTS

                                        PART I
                                        ------
Items 1 and 2.  Business and Properties...................................................   1

Item 3.         Legal proceedings.........................................................  10

Item 4.         Submission of matters to a vote of security holders.......................  11

                Executive officers of the Company.........................................  11

                                        PART II
                                        -------

Item 5.         Market for Terra Industries' common
                 equity and related stockholder matters...................................  12

Item 6.         Selected financial data...................................................  12

Item 7.         Management's discussion and analysis of financial condition and results of operations.................................................  12

Item 8.         Financial statements and supplementary data...............................  12

Item 9.         Changes in and disagreements with accountants on accounting and financial disclosure..................................................  12

                                        PART III
                                        --------

Item 10.        Directors and executive officers of the Company...........................  13

Item 11.        Executive compensation....................................................  13

Item 12.        Security ownership of certain beneficial owners and management............  13

Item 13.        Certain relationships and related transactions............................  13

                                        PART IV
                                        -------

Item 14.        Exhibits, financial statement schedules and reports on Form 8-K...........  13

Signatures................................................................................  18

Index to financial statement schedules, reports and consents.............................. S-1

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

Business Overview

  The Company is a leader in each of its three business segments: (i) the distribution of crop inputs and services, (ii) the manufacture and marketing of nitrogen fertilizer products and (iii) the manufacture and marketing of methanol. The Company owns and operates the largest independent farm service center network in North America and is the second largest distributor of crop inputs in the United States. The Company is also one of the largest producers of anhydrous ammonia and nitrogen solutions in the United States and Canada, as well as the largest producer of ammonium nitrate in the United Kingdom. In addition, the Company is one of the largest U.S. manufacturers and marketers of methanol.

  The Company's distribution network serves the United States and eastern region of Canada and includes 403 Company operated farm service centers as of December 31, 1998. This network distributes and markets a comprehensive line of fertilizers, crop protection products, seed and services.

  The Company's principal production facilities are comprised of:

     .  seven nitrogen fertilizer plants located in the following places:
        Oklahoma (the "Woodward Facility" and the "Verdigris Facility"), Iowa (the "Port Neal Facility"), Ontario, Canada (the "Courtright Facility") Arkansas (the "Blytheville Facility") and the United Kingdom (the "Billingham Facility" and the "Severnside Facility"); and

     . a methanol production plant located in Texas (the "Beaumont Facility"). (The Woodward Facility also includes methanol production, and an ammonia loop is being constructed at the Beaumont Facility.)

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

  Products. The Company markets a full range of crop protection products (herbicides, insecticides, fungicides, adjuvants, plant growth regulators, defoliants, desiccants and other products), fertilizer (nitrogen, phosphates, potash and micronutrients) and seed.

  Although most crop protection products marketed by the Company are purchased from a number of other agricultural suppliers, the Company also markets its own Riverside(R) brand products. Riverside products represented approximately 12% of the Company's total crop protection product sales in 1998. As of December 31, 1998, the Riverside line includes over 200 products. The Riverside line of products consists of herbicides, insecticides, fungicides, adjuvants, seed treatments, plant growth regulators, defoliants and desiccants. Many of the

Riverside(R) products are formulated or packaged by Omnium LLC, the Company's 50% owned joint venture. The Riverside(R) line includes several formulations produced exclusively by the Company, but does not include patented agricultural chemicals. Riverside(R) products generally provide higher margins for the Company than products manufactured by unaffiliated suppliers. The sale of such products, however, involves additional indirect costs, including the cost of maintaining inventory, advertising, disposing of excess inventory and potentially greater liability for product defects. The Company possesses and processes the registrations required by the EPA for Riverside(R) pesticide products.

  The Company markets several major seed brands and, in its United States marketing area, is one of the largest independent seed distributors. The Company focuses marketing efforts on proprietary Terra(R) brand seeds for corn hybrids, soybean, wheat and cotton varieties, which generally provide higher margins. These products represented approximately 17% of the Company's total seed sales in 1998. The Company offered genetically enhanced seeds under the Terra(R) brand for the 1998 growing season and plans to expand these offerings for the 1999 growing season. Biotech advances make seeds more sophisticated by incorporating resistance to specific herbicides or pests, or enhancing the nutritional characteristics of the crop. The Company also features DEKALB brand seed in the Midwest.

  Services. In addition to selling products used to grow crops, the Company's farm service centers offer a wide variety of services to grower customers. These services include soil and plant tissue analysis, crop production program recommendations, custom blending of fertilizers, field application services, field inspections for pest control and crop performance, feed and grain merchandising, and precision agriculture support.

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

  Terra is taking an active role in precision agriculture. Precision agriculture relies on global positioning satellites (GPS) as a navigation aid to site-specific locations in a field for which various crop response characteristics are identified through soil sampling and yield monitoring. Variable rate applicators apply prescription rates of various crop inputs using the information and technology available for precision agriculture. Growers utilize the GPS technology in their planting and harvesting equipment and gain additional information for crop production decisions. The Company has invested in hardware, software and personnel to meet the demand of its Precision in Agriculture(R) program, including the addition in 1998 of a center for geo-processing data gathered by using GPS technology.

  The Company's feed and grain merchandising business enhances Terra's effectiveness in helping a grower through the planning, planting, growing and crop marketing cycle.

  In connection with product sales to dealers, the Company provides warehousing and delivery services. For selected dealer customers, the Company offers environmental and safety services, access to the Company's soil and plant tissue testing laboratory, and other services.

  Marketing and Distribution. The Company markets its products primarily to agricultural customers, including both dealers and growers. For 1998, approximately 75% of the Company's distribution revenues were attributable to grower sales through farm service center locations and approximately 25% were attributable to sales to dealers.

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

  The Company's distribution operations are organized for management purposes into two divisions with five regions reporting to them and, as of December 31, 1998, these regions have 28 areas reporting to them. Field personnel receive regular training through Terra University(R), a series of courses designed to develop skills in agronomy, management, sales, environmental responsibility, personal safety and crop inputs application. Terra's company-wide database marketing initiative, named LOCALMOTION(TM), has created a platform for Terra sales representatives to improve communications with customers by providing timely information specific to their individual needs as well as by aiding the development of customized product and service offerings. The field salespeople are supported by an analytical services laboratory, a staff of technical service representatives and research stations where the efficacy of various crop protection products and the performance of numerous seed varieties are tested.

  Properties. The Company's farm service centers are located on a combination of owned and leased properties, and a majority of the buildings and other improvements at these locations are owned in fee. The leases have varying expiration dates through the year 2007. The Company also leases or, in some cases, owns a number of additional fertilizer storage facilities and various rolling stock equipment.

  Product Formulations. The Company formulates crop protection products through its Omnium LLC joint venture, which is jointly owned and controlled with Farmland Industries Inc. The St. Joseph Formulation Facility makes liquid crop protection products and the Blytheville Formulation Facility makes dry flowable ("DF") crop protection products. Dry, water-dispersible DF products are mixed with water before application. Water-based or solvent-based liquid products are also mixed with water before application. In addition to Riverside(R) products, these facilities formulate products for Farmland Industries and others. These facilities are owned by the Omnium joint venture in fee.

Nitrogen Products

  Nitrogen is one of three primary nutrients essential for plant growth. Nitrogen fertilizer products must be reapplied each year in agricultural areas because of absorption by crops and leaching from the soil. There are currently no substitutes for nitrogen fertilizer in the cultivation of high-yield crops.

  The Company is a major producer and distributor of nitrogen products, principally fertilizers. The Company's principal nitrogen products in North America are ammonia, urea and urea ammonium nitrate solution ("UAN"). The Company's principal nitrogen products manufactured in the U.K. are ammonia and ammonium nitrate ("AN"). A significant portion of the Company's ammonia production is upgraded into other nitrogen fertilizer products such as urea, UAN and AN. Other important products manufactured in the U.K. include nitric acid and carbon dioxide.

  Products. Although, to some extent, the various nitrogen fertilizer products are interchangeable, each has its own distinct characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices, relative nitrogen fertilizer prices, and the cost and availability of appropriate storage, handling and application equipment.

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

  UAN may be applied separately or may be mixed with various crop protection products, permitting the application of several materials simultaneously, and thus reducing energy and labor costs and accelerating field preparation for planting. In addition, UAN may be applied from ordinary tanks and trucks and can be sprayed or injected into the soil, or applied through irrigation systems, throughout the growing season. UAN is relatively expensive to transport and store because of its high water content. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread upon the surface but may be subject to volatilization losses. The use of conservation tilling, which reduces erosion, has increased in the United States over the past decade, and the Company believes this trend, if continued, should increase UAN demand.

  AN. The Company produces AN at its two plants in the U.K. AN is produced by combining nitric acid and ammonia into a liquid form which is then turned into a solid. The nitrogen content of AN is 34.5% by weight. Most of the AN sold by the U.K. Business is for the fertilizer market.

  The Company's sales mix of its principal nitrogen products for each of the last three years (including the U.K. Business for 1998 only) was approximately (based on tons sold):

                         1998            1997            1996
                         ----            ----            ----
     Ammonia              21%             22%             23%
     Urea                 11%             12%             13%
     UAN                  55%             66%             64%
     AN                   13%             N/A             N/A

  Plants. All the Company's plants in North America are integrated facilities for the production of ammonia, liquid urea and UAN. In addition, the Blytheville Facility and the Courtright Facility produce granular urea. The Company's two plants in the U.K. are integrated facilities for the production of ammonia, nitric acid, ammonium nitrate and liquid carbon dioxide. The following nitrogen facilities are operated by the Company:

                                 Gross Annual Ammonia   Year when Terra first
                                 Capacity (short tons)     acquired interest
                                 ---------------------  ---------------------

 Port Neal Facility (Iowa)                 350,000                1965
 Woodward Facility (Oklahoma)*             440,000                1976
 Courtright Facility (Canada)              480,000                1993
 Verdigris Facility (Oklahoma)           1,050,000                1994
 Blytheville Facility (Arkansas)           420,000                1994
 Billingham Facility (England)             550,000                1997
 Severnside Facility (England)             265,000                1997
                                         ---------

              Total                      3,555,000

  * Ammonia capacity depends, in part, on desired rate of methanol production at this facility.

  Each of the Company's seven fertilizer manufacturing facilities is designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on stream factors) of the Company's fertilizer manufacturing facilities (including the U.K. facilities in 1998 only) was 102% in 1998, 103% in 1997 and 101% in 1996.

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

  Located at the Verdigris Facility are two ammonia plants, two nitric acid plants and two UAN plants and the Port Terminal. The plants are owned in fee by the Company, while the Port Terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the Port Terminal is scheduled to expire in April 2004, and the Company has the option to renew the lease for an additional term of five years. The Company's assets at this facility are subject to an encumbrance in favor of lenders.

  The Blytheville Facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN plant. The UAN plant began production in late 1994. The ammonia plant at the Blytheville Facility is leased from the City of Blytheville at a nominal annual rental. The ammonia plant lease term is scheduled to expire in November 2004, and the Company has the option to extend the lease for eleven successive terms of five years each at the same rental rate. The Company has the unconditional right to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The urea plant lease is scheduled to expire in November 2005, and the Company has the option to renew the lease for three successive periods of five years each at a nominal annual rental. The Company also has an option to purchase the urea plant for a nominal price. The Company's assets at this facility are subject to an encumbrance in favor of lenders.

  The Billingham Facility consists of an ammonia plant, three nitric acid plants, a sodium nitrite plant, an ammonium nitrate plant and a carbon dioxide recovery unit. The Billingham Facility also provides to customers certain site services and utilities including steam and electricity. The Company owns the Billingham Facility in fee, but this facility is subject to an encumbrance in connection with the financing for the 1997 purchase of the U.K. Business.

  The Severnside Facility includes two ammonia plants, two nitric acid plants, an ammonium nitrate plant and a carbon dioxide recovery unit. This facility is owned in fee, but it is subject to an encumbrance in connection with the financing for the 1997 purchase of the U.K. Business.

  Terra announced in October 1997 a $57 million capital project to add an ammonia production loop to its Beaumont Facility. This project is expected to add 255,000 tons of annual ammonia capacity without reducing methanol capacity. It is expected to be operational in the fourth quarter of 1999.

  Marketing and Distribution. The Company's principal customers for its North American manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. The U.K. Business revenues are virtually split evenly between agricultural and industrial customers. For the Nitrogen Products segment as a whole, industrial customers accounted for approximately 23% of the Company's 1998 tons, while they accounted for approximately 12% of the Company's 1997 tons. In 1998, approximately 13% of the Company's North American fertilizer production tonnage was supplied to its farm service center locations for sale to growers, while the rest was sold to outside customers. In 1998, no outside customer accounted for greater than 5% of revenues for Nitrogen Products.

  The Company's production facilities, combined with significant storage capacity in about 60 locations, throughout the Midwestern U.S. and in other major fertilizer consuming regions, allow it to be a major supplier of nitrogen fertilizers.

  Under an ammonium nitrate agreement with ICI, the Company has agreed to make payments based on the market price of ammonium nitrate in connection with the Company's U.K. Business. The Company will be required to make a payment for each year through 2002 if average ammonium nitrate prices exceed certain thresholds during any year, subject to maximum payments of (Pounds) 58 million ($95.7 million USD at the time of signing) over the term of the agreement. As a result of making any such payments, the Company will not benefit fully from the U.K. price of ammonium nitrate over certain thresholds during the term of this agreement. For 1998, the Company did not make any such payments to ICI.

Methanol

  The Company has approximately 320 million gallons of annual methanol production capacity, representing approximately 13% of the total United States rated capacity in production at the end of 1998.

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

  Plants. The Company's Woodward Facility operates a methanol loop with capacity to produce up to about 40 million gallons methanol annually. This facility produced 31 million, 34 million and 38 million gallons in 1996, 1997 and 1998, respectively. This facility is owned by the Company in fee.

  The Beaumont Facility is among the largest methanol production plants in the United States, with approximately 280 million gallons of annual methanol capacity. This facility produced 280 million, 276 million and 258 million gallons in 1996, 1997 and 1998, respectively. This plant was temporarily idled in early 1999 due to low methanol sales prices.

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

  Marketing and Distribution; Contracts. Methanol customers are primarily large chemical or MTBE producers located in the United States; however, some product is exported to, for example, Central and South America. The Company has a number of long-term methanol sales contracts, the most significant of which is with DuPont. In 1998, the Company sold over 60% of its production under such contracts. At December 31, 1998, the Company had contracted to sell over 60% of its 1999 scheduled production at prices indexed to published sources. Most of these sales contracts (other than the DuPont contract noted below) cover fixed volumes and have terms of up to three years.

  Under the DuPont contract, as amended, DuPont has agreed to purchase 54 million gallons of methanol each year until 2001 (representing 19% of the Beaumont Facility capacity). The price for the methanol delivered under the DuPont contract is generally indexed to a published source. The DuPont contract continues in effect until terminated by either party on two years' notice.

Credit

  A substantial portion of the Company's sales to its grower and dealer customers is made on credit terms customary in the industry. The Company also maintains a grower finance program to provide secured, interest-bearing financing to qualified customers for their operating and crop input requirements on extended payment terms. The Company provided approximately $66 million in 1996, $65 million in 1997, and $85 million in 1998 on credit lines to grower customers under this program. Alliances with third-party lenders are in place to provide financing to the Company's customers in 1999 on a basis with limited or no recourse against the Company.

  The Company's bad debt experience is affected by the financial condition of its customers which, in turn, is affected by weather conditions, crop prices, and other factors. Bad debt write-offs were $17.9 million in 1996, $8.1 million in 1997, and $10.4 million in 1998. The elevated 1996 write-off level is due principally to two years of drought conditions in the South and mid-South regions of the U.S. Poor weather conditions and unusually low crop prices hampered 1998 collections.

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

  The crop inputs business can also be volatile as a result of a number of other factors, the most important of which, for North American markets, are weather patterns and field conditions (particularly during periods of high fertilizer consumption), quantities of fertilizers imported to and exported from North America and current and projected grain inventories and prices, which are heavily influenced by U.S. exports and world-wide grain markets. U.S. governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices. The U.S. farm bill passed in 1996 put an end to acreage reduction and production control measures, allowing farmers more flexibility in planting.

  Nitrogen fertilizer price levels can be volatile and are influenced by the world supply and demand balance for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Supply is affected by worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America. Due to several years of favorable economics in the industry, capacity additions in the form of new and expanded production facilities have been undertaken. Consequently, new nitrogen fertilizer supplies came on-stream and profit margins have been under pressure. Profit margins will continue to be under pressure until demand is sufficient to absorb the new supplies or marginal production capacity is shut down.

   As with any commodity chemical, the price of methanol can be volatile. The industry has experienced cycles of oversupply, resulting in depressed prices and idled capacity, followed by periods of shortage and rapidly rising prices. At the end of 1998, methanol sales prices were below the low end of their historic sales price range and there can be no assurance as to whether or when prices may turn higher. Future demand for methanol will depend in part on the regulatory environment with respect to reformulated gasoline. Most methanol sold in the U.S. is sold pursuant to long-term contracts based on market index pricing and a fixed volume.

Raw Materials

  The principal raw material used to produce nitrogen fertilizer and methanol is natural gas. Natural gas costs in 1998, including transportation and forward pricing activities, comprised about 49% of the costs and expenses associated with the Company's North American Nitrogen Products segment and about 24% for its U.K. nitrogen manufacturing operations. Natural gas costs represented about 65% of the costs and expenses associated with its Methanol segment in 1998. A significant increase in the price of natural gas that is not recovered through an increase in nitrogen fertilizer or methanol prices could have a material adverse effect on the Company's profitability and cash flow.

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

Transportation

  The Company uses several modes of transportation to receive materials and distribute products to customers and its own locations, including railroad cars, common carrier trucks, barges, common carrier pipelines and Company-owned or leased vehicles. The Company utilizes approximately 90 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in twenty-five states and one Canadian province for both the Distribution and Nitrogen Products segments. The Company also has varying amounts of warehouse space at each of its farm service centers and has one methanol storage facility in Beaumont, Texas. For the Beaumont Facility, the Company transports products primarily by marine vessels and via pipeline to selected customers.

  At its North American manufacturing facilities, formulation facilities and liquid fertilizer storage locations, the Company utilizes railcars as the major method of transportation. The Company leases approximately 2,600 railcars and owns ten nitric acid railcars. In England, AN is transported primarily by contract carriers' trucks and ammonia is primarily transported by owned pipelines.

  The Company provides some transportation services to its own facilities and customers as a contract carrier. The Company uses approximately 90 owner-operators and 14 employee drivers to deliver fertilizer, crop protection products, seed, feed ingredients and other products to its own facilities and customers.

  The Company transports purchased natural gas for the Woodward Facility and the Verdigris Facility through an intrastate pipeline that is not an open access carrier; however, the Company is able to transport gas supplies from any in-state source connected to this widespread pipeline system, and has limited access to supplies outside the state. The Beaumont Facility purchases natural gas on a delivered basis via four intrastate pipelines. The Courtright Facility utilizes local gas storage service provided by a local utility, and purchased gas is transported from western Canada through the TransCanada Pipeline under various delivery contracts. The Company transports purchased natural gas for the Blytheville Facility through a natural gas pipeline company. Purchased natural gas is transported to the Port Neal Facility via an interstate pipeline operating as an open access natural gas transporter. Under a Federal Energy Regulatory Commission order, the Port Neal Facility maintains direct access to its interstate pipeline shipper; however, the Company has retained its alternative connection to a local utility service to preserve some flexibility. Purchased natural gas is transported to the Billingham and Severnside Facilities via a nationwide pipeline operating as an open access natural gas transporter.

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

  Terra conducts an on-going cotton breeding project in the southern U.S. and has developed several varieties of cotton for grower usage. Terra's seed specialists observe experimental corn hybrids and soybean varieties in many U.S. locations to identify and select appropriate seed for the Terra(R) brand cotton, corn and soybean lines. Emphasis is placed on high yielding cotton, corn and soybean lines which also exhibit herbicide, insect and disease resistance. In addition, Terra technical services representatives establish various evaluation projects with universities and private research companies to examine the efficacy of specific Riverside(R) brand crop protection products that the Company markets.

Competition

  The market for the fertilizer, crop protection products and seed distributed by the Company is highly competitive. In 1998, sales attributable to the Company's farm service centers accounted for roughly 5% of total crop production products sold in the U.S. Within the specific market areas served by its farm service centers, however, the Company's share of the market was substantially higher. The Company's competitors include cooperatives, divisions of diversified agribusiness companies, regional distributors and independent dealers, some of which have substantially greater financial and other resources than the Company. The Company competes in its Distribution business primarily by providing a comprehensive line of products and what the Company believes to be superior services to growers and dealers, as well as on price.

  Nitrogen fertilizer is a global commodity and the Company's customers include end-users, dealers and other fertilizer producers. Customers base their purchasing decisions principally on the delivered price and availability of the product. The Company competes with a number of U.S. and foreign producers, including state-owned and government-subsidized entities. Some of the Company's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than the Company. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies. A significant amount of additional nitrogen fertilizer manufacturing capacity was brought into production recently and more capacity is expected. The Company believes that it competes with other manufacturers of nitrogen fertilizer on delivery terms and availability of products, as well as on price.

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

  Certain state regulatory agencies have enacted requirements to provide secondary containment for crop protection product storage facilities present at the Company's farm service centers and terminals. It is expected that other states will adopt similar requirements pursuant to federal mandate. The Company has commenced construction of these facilities at its farm service centers and terminals, and estimates that the future cost of complying with these existing regulations at these locations in 1999 and beyond will be less than $10 million.

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

  The Company may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements are also typically applicable to competitors as well. The Company estimates that the cost of complying with these existing requirements in 1999 and beyond will be less than $10 million.

  The Company endeavors to comply (and has incurred substantial costs in connection with such compliance) in all material respects with applicable environmental, safety and health regulations. Because these regulations are expected to continue to change and generally be more restrictive than current requirements, the costs of compliance will likely increase. The Company does not expect its compliance with such regulations to have a material adverse effect on the Company's results of operations, financial position or net cash flows.

Employees

  The Company had 4,185 full-time employees at December 31, 1998, with only the U.K. employees being covered by anything equivalent to a collective bargaining agreement. The Company also employs part-time employees from time to time (about 80 at December 31, 1998) and temporary employees on a seasonal basis. The Company hired approximately 1,400 temporary employees during the peak of its spring selling season in 1998.

Item 3.  LEGAL PROCEEDINGS.

  Various legal proceedings are pending against the Company and its subsidiaries. Management of the Company considers that the aggregate liability resulting from these proceedings will not be material to the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of security holders of the Company during the fourth quarter of 1998.


                       EXECUTIVE OFFICERS OF THE COMPANY

  The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive a business experience during the past five years:


                                                   Present positions and offices with the Company
             Name and age                         and principal occupations during the past five years
--------------------------------------            -----------------------------------------------------------
Michael L. Bennett (45)                 Executive Vice President and Chief Operating Officer of Terra since
                                        February 1997; President and Chief Executive Officer of Terra Nitrogen
                                        Division since June 1998; President of Terra Distribution Division from
                                        November 1995 to February 1997; Senior Vice President of Terra from
                                        February 1995 to February 1997; Senior Vice President, Distribution of
                                        Terra International from October 1994 to February 1997; Vice President,
                                        Northern Division thereof from January 1992 to October 1994.

Burton M. Joyce (57)                    President and Chief Executive Officer of Terra since May 1991; Executive
                                        Vice President and Chief Operating Officer thereof from February 1988 to
                                        May 1991.

William R. Loomis, Jr. (50)             Chairman of the Board of Terra since May 1996 and a director thereof since
                                        February 1996; Chairman, President and Chief Executive Officer of Minorco
                                        (U.S.A.) Inc. from 1996 to 1998; Managing Director of Lazard Freres & Co.
                                        LLC since June 1995 and General Partner in the Banking Group of Lazard
                                        Freres & Co. from 1984 to June 1995.

Francis G. Meyer (47)                   Senior Vice President and Chief Financial Officer of Terra since November
                                        1995; Vice President and Chief Financial Officer of Terra from November
                                        1993 to November 1995.

Paula C. Norton (53)                    Vice President, Corporate and Investor Relations of Terra since February
                                        1995; Director, Corporate Relations of Terra from January 1993 to February
                                        1995.

Charles J. Pero (50)                    Vice President, Human Resources of Terra since June 1998; Vice President,
                                        Environmental, Health & Safety of Terra from February 1998 to June 1998;
                                        Vice President, Human Resources of Terra Nitrogen Corporation from
                                        February 1990 to February 1998.

W. Mark Rosenbury (51)                  Vice President, European Operations of Terra and Managing Director of
                                        Terra Nitrogen UK since January 1998; Vice President, Business Development and Strategic Planning of Terra from November 1995 to January 1998;
                                        President of Terra Nitrogen Corporation from November 1994 to February
                                        1996; Executive Vice President of Terra from November 1993 to November
                                        1995; Chief Operating Officer thereof from November 1993 to November 1994.


                                                   Present positions and offices with the Company
             Name and age                         and principal occupations during the past five years
--------------------------------------            -----------------------------------------------------------
Wynn Stevenson (44)                     Vice President, Taxes and Corporate Development of Terra since May 1998;
                                        Vice President, Taxes of Terra from April 1996 to May 1998; Director,
                                        Taxes of Terra from June 1992 to April 1996.

Monty R. Summa (46)                     President of Terra Distribution Division and Senior Vice President of
                                        Terra since April 1997; Senior Vice President and General Manager of Crop
                                        Protection Chemicals for American Cyanamid Corp. from prior to 1994 to
                                        April 1997.

George H. Valentine (50)                Senior Vice President, General Counsel and Corporate Secretary of Terra
                                        since November 1995; Vice President, General Counsel and Corporate
                                        Secretary of Terra from November 1993 to November 1995.

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

                                  PART II
                                  -------

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Information with respect to the market for the Company's common equity and related stockholder matters contained in Terra's 1998 Annual Report to Stockholders under the captions "Quarterly Financial and Stock Market Data (Unaudited)" and "Stockholders" is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

  Information with respect to selected financial data contained in Terra's 1998 Annual Report to Stockholders under the caption "Financial Summary" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information with respect to management's discussion and analysis of financial condition and results of operations contained in Terra's 1998 Annual Report to Stockholders under the caption "Financial Review" is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements, together with the notes thereto and the report of independent auditors thereon, and the information set forth under the caption "Quarterly Financial and Stock Market Data (Unaudited)" contained in Terra's 1998 Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                  PART III
                                  --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  Information with respect to directors of the Company under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 4, 1999, is incorporated herein by reference. Information with respect to executive officers of the Company appears under the caption "Executive Officers of the Company" in Part I hereof and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

  Information with respect to executive compensation under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 4, 1999, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 4, 1999, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 4, 1999, is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules.

     1. Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Terra's 1998 Annual Report to Stockholders).

              Consolidated Statements of Financial Position at December 31, 1998 and 1997.

              Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

              Notes to the Consolidated Financial Statements.

              Independent Auditors' Report.

              Quarterly Production Data (Unaudited).

              Quarterly Financial and Stock Market Data (Unaudited).

              Revenues (Unaudited).

              Volumes and Prices (Unaudited).

              Stockholders.

              Financial Summary.

     2.       Index to Financial Statement Schedules.

              See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1.

     3.       Other Financial Statements.

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

(b)  Executive Compensation Plans and Arrangements.

     Exhibits 10.1.1 through 10.1.20 are incorporated herein by reference.

(c)  Reports on Form 8-K

     None

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

     4.3 Amended and Restated Credit Agreement (the "1998 Credit Agreement") dated as of March 31, 1998 among Terra Capital, Inc., Terra Nitrogen, Limited Partnership, Certain Guarantors, Certain Lenders, Certain Issuing Banks and Citibank, N.A. without exhibits or schedules, filed as Exhibit 4.4 to Terra Industries' Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

     4.4 Amendment No. 1 dated as of September 30, 1998 to the 1998 Credit Agreement, filed as Exhibit 4.5 to Terra Industries' Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

              Other instruments defining the rights of holders of long-term debt are not being filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Terra Industries and its subsidiaries on a consolidated basis. Terra Industries agrees to furnish a copy of any such instrument to the Commission upon request.

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

     10.1.9 Revised Form of Performance Share Award of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.11 to Terra Industries' Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

     10.1.10 Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit
              10.1.12 to Terra Industries' Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

     10.1.11 Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit
              10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

     10.1.12  1997 Stock Incentive Plan of Terra Industries, filed as Exhibit
              10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

     10.1.13 Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

     10.1.14 Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

     10.1.15 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan.

     10.1.16 1998 Incentive Award Program for Officers and Key Employees of Terra Industries, filed as Exhibit 10.1.16 to Terra Industries' Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

     10.1.17  Executive Retention Agreement for William R. Loomis, Jr.

     10.1.18  Executive Retention Agreement for Burton M. Joyce.

     10.1.19  Form of Executive Retention Agreement for Other Executive
              Officers.

     10.1.20 1999 Incentive Award Program for Officers and Key Employees of Terra Industries.

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

    *10.10 Second Amended and Restated Agreement of Limited Partnership of Beaumont Methanol, Limited Partnership dated March 31, 1998 by and among Terra Methanol Corporation, BMC Holdings, Inc. and Nova Products LLC, filed as Exhibit 10.11 to Terra Industries' Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

     10.11 Amendment No. 1 dated as of September 30, 1998 to the Second Amended and Restated Agreement of Limited Partnership of Beaumont Methanol, Limited Partnership, filed as Exhibit 10.12 to Terra Industries' Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

     13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1997.

     21       Subsidiaries of Terra Industries.

     24       Powers of Attorney.

     27       Financial Data Schedule. [EDGAR filing only]

-------------------------------------------------------------------------------
*Confidential treatment has been requested in connection with this document.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TERRA INDUSTRIES INC.

Date:  March 22, 1999         By:  /s/ FRANCIS G. MEYER
                                   --------------------
                                   Francis G. Meyer
                                   Senior Vice President and Chief Financial
                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title
---------                         -----

*                                 Chairman of the Board
-----------------------------
William R. Loomis, Jr.

*                                 Director, Chief Executive
-----------------------------
                                  Officer and President
Burton M. Joyce                   (Principal Executive Officer)

*                                 Senior Vice President and Chief
-----------------------------
Francis G. Meyer                  (Principal Financial Officer)

*
-----------------------------     Director
Edward G. Beimfohr

*                                 Director
-----------------------------
Carole L. Brookins

*                                 Director
-----------------------------
Edward M. Carson

*                                 Director
-----------------------------
David E. Fisher

*                                 Director
-----------------------------
Anthony W. Lea

*                                 Director
-----------------------------
John R. Norton III

*                                 Director
-----------------------------
Henry R. Slack


Date: March 22, 1999          *By: /s/ GEORGE H. VALENTINE
                                   -----------------------
                                   George H. Valentine
                                   Attorney-in-Fact

          INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS
          ------------------------------------------------------------


                                                                    Page
                                                                    ----

Report of Deloitte & Touche LLP on Financial Statement Schedules.....S-2

Consent of Deloitte & Touche LLP.....................................S-2

Schedule No.
------------

     I      Condensed Financial Information of Registrant............S-3

     II     Valuation and Qualifying Accounts:
            Years Ended December 31, 1998, 1997 and 1996.............S-8


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

                        INDEPENDENT AUDITORS' REPORT ON
                        -------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------



To the Board of Directors and Stockholders of Terra Industries Inc.:

     We have audited the consolidated financial statements of Terra Industries Inc. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 5, 1999; such financial statements and report are included in the 1998 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the Financial Statement Schedules of Terra Industries Inc. listed in Item 14(a) of this Form 10-K. These Financial Statement Schedules are the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such Financial Statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 5, 1999



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

     We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Registration Nos. 333-32869, 33-46735, 33-46734, 33-30058 and 33-4939) and Registration Statements
on Form S-3 (Registration Nos. 333-31769, 2-90808, 2-84876 and 2-84669) of Terra
Industries Inc. of our report dated February 5, 1999, included in the 1998 Annual Report to Stockholders of Terra Industries Inc. which is incorporated by reference in this Form 10-K. We also consent to the incorporation by reference in such Prospectuses of our report on the Financial Statement Schedules, appearing above.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 16, 1999

                                                                      SCHEDULE I
                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                        STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------

(in thousands)                                            December 31,
--------------------------------------------------------------------------------
                                                     1998            1997
                                              ----------------------------------
Assets
  Cash and short-term investments             $     6,041     $    14,993
  Accounts receivable, net                          1,349             866
  Deferred tax asset - current                     12,131           5,945
  Other current assets                                312             352
  ------------------------------------------------------------------------------
Total current assets                               19,833          22,156
Investment in and advances to subsidiaries      1,218,454       1,256,246
  Other assets                                     12,892          13,452
  ------------------------------------------------------------------------------
Total assets                                  $ 1,251,179     $ 1,291,854
================================================================================
Liabilities
  Income taxes payable                        $    18,441     $    20,514
  Accrued and other liabilities                     3,266           2,466
  ------------------------------------------------------------------------------
Total current liabilities                          21,707          22,980
  Long-term debt                                  358,755         358,755
  Deferred income taxes                           104,718         104,349
  Other liabilities                                18,147          15,441
  ------------------------------------------------------------------------------
Total liabilities                                 503,327         501,525
--------------------------------------------------------------------------------
Stockholders' Equity
  Capital stock                                   127,887         127,581
  Paid-in capital                                 552,893         548,772
  Accumulated other comprehensive income          (14,157)         (8,488)
  Retained earnings                                81,229         122,464
  ------------------------------------------------------------------------------
Total stockholders' equity                        747,852         790,329
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $ 1,251,179     $ 1,291,854
================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
--------------------------------------------------------------------------------


(in thousands, except per-share amounts)      For the Year Ended December 31,
--------------------------------------------------------------------------------
                                                    1998     1997      1996
                                                -------------------------------
Income (Loss)
  Equity in earnings (loss) of subsidiaries     $ (4,185)  $250,064  $ 160,204
  Interest and other income                           32        294        123
  -----------------------------------------------------------------------------
Total income (loss)                               (4,153)   250,358    160,327
-------------------------------------------------------------------------------
Expenses
  Selling, general and administrative expense      4,874      4,843      2,544
  Interest expense                                38,861     39,507     38,725
  Infrequent item                                    ---     10,000        ---
  Income tax benefit                             (21,639)   (13,874)   (14,893)
  -----------------------------------------------------------------------------
Total expenses                                    22,096     40,476     26,376
-------------------------------------------------------------------------------
Income (loss) before extraordinary item          (26,249)   209,882    133,951
Extraordinary loss on early retirement of debt       ---     (2,995)       ---
-------------------------------------------------------------------------------
Net income (loss)                                (26,249)   206,887    133,951
Cash dividends paid to common stockholders       (14,986)   (13,481)   (11,582)
Retained earnings (deficit) - beginning of year  122,464    (70,942)  (193,311)
-------------------------------------------------------------------------------
Retained earnings (deficit) - end of year       $ 81,229   $122,464  $ (70,942)
===============================================================================

Basic Earnings (Loss) Per Share:
  Income (loss) before extraordinary item       $  (0.35)  $   2.84  $    1.74
  Extraordinary loss on early retirement of debt     ---      (0.04)       ---
  -----------------------------------------------------------------------------
Net income (loss)                               $  (0.35)  $   2.80  $    1.74
===============================================================================

Diluted Earnings (Loss) Per Share:
  Income (loss) before extraordinary item       $  (0.35)  $   2.80  $    1.72
  Extraordinary loss on early retirement of debt     ---      (0.04)       ---
  -----------------------------------------------------------------------------
Net income (loss)                               $  (0.35)  $   2.76  $    1.72
===============================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                            STATEMENTS OF CASH FLOWS
================================================================================

(in thousands)                                                   For the Year Ended December 31,
-----------------------------------------------------------------------------------------------------
                                                               1998           1997           1996
                                                            -----------------------------------------
Operating Activities
Net income (loss)                                           $  (26,249)    $  206,887     $  133,951
Adjustments to reconcile net income
to net cash used by operations:
  Equity in earnings of subsidiaries                             4,185       (250,064)      (160,204)
  Deferred income taxes                                         (5,817)       (13,543)        24,689
  Other non-cash items                                             556         10,556          1,588
  Change in working capital components                          (1,716)        23,529        (30,726)
  Other                                                          2,508            125            480
  --------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                          (26,533)       (22,510)       (30,222)
----------------------------------------------------------------------------------------------------
Financing Activities
  Dividends                                                    (14,986)       (13,481)       (11,582)
  Stock (repurchase) issuance - net                                286        (21,264)       (91,131)
  Advances from (to) subsidiaries - net                         37,950         72,999        129,701
  --------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                       23,250         38,254         26,988
----------------------------------------------------------------------------------------------------
Foreign Exchange Effect on Cash and
  Short-term Investments                                        (5,669)        (7,058)        (1,159)
  --------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                     (8,952)         8,686         (4,393)
Cash and Investments at Beginning of Year                       14,993          6,307         10,700
----------------------------------------------------------------------------------------------------
Cash and Investments at  End of Year                        $    6,041     $   14,993     $    6,307
====================================================================================================

Interest Paid                                               $   38,862     $   39,505     $   39,639
====================================================================================================

Income Taxes Paid (Received)                                $  (17,244)    $   20,698     $   58,809
====================================================================================================

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

2. Long-Term Debt

Long-term debt consisted of the following at December 31:

(in thousands)                        1998        1997
--------------------------------------------------------
Senior Notes, 10.5%, due 2005     $  200,000  $  200,000
Senior Notes, 10.75%, due 2003       158,755     158,755
--------------------------------------------------------
                                     358,755     358,755
Less current maturities                  ---         ---
--------------------------------------------------------
Total                             $  358,755  $  358,755
========================================================

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

3. Commitments and Contingencies

The Registrant is contingently liable for retiree medical benefits of employees of coal mining operations sold on January 12, 1993. Under the purchase agreement, the purchaser agreed to indemnify the Registrant against its obligations under certain employee benefit plans. Due to the Coal Industry Retiree Health Benefit Act of 1992, certain retiree medical benefits of union coal miners have become statutorily mandated, and all companies owning 50 percent or more of any company liable for such benefits as of certain specified dates becomes liable for such benefits if the company directly liable is unable to pay them. During 1998, the purchaser ceased operations and declared bankruptcy. The Registrant has provided reserves adequate to cover the estimated present value of these liabilities at December 31, 1998.

The Registrant had letters of credit outstanding totaling $4.7 million at December 31, 1998 and $5.5 million at December 31, 1997, guaranteeing various insurance and financing activities. Short-term investments of $4.6 million at December 31, 1998 are restricted to collateralize certain of the letters of credit.

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

                                                                     SCHEDULE II
                             TERRA INDUSTRIES INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1998, 1997, and 1996
                 ---------------------------------------------
                                (in thousands)

                                              Additions       Less
                                 Balance at   Charged to  Write-offs,   Balance
                                  Beginning   Costs and      Net of     at End
Description                       of Period    Expenses    Recoveries  of Period
--------------------------------------------------------------------------------
Year Ended December 31, 1998:
----------------------------

Allowance for Doubtful Accounts    $13,154     $9,633      $(7,653)     $15,134


Year Ended December 31, 1997:
----------------------------

Allowance for Doubtful Accounts    $11,391     $7,090      $(5,327)     $13,154


Year Ended December 31, 1996:
----------------------------

Allowance for Doubtful Accounts    $10,626    $15,428     $(14,663)     $11,391

                                 EXHIBIT INDEX


10.1.15 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan.

10.1.17   Executive Retention Agreement for William R. Loomis, Jr.

10.1.18   Executive Retention Agreement for Burton M. Joyce.

10.1.19   Form of Executive Retention Agreement for Other Executive Officers.

10.1.20 1999 Incentive Award Program for Officers and Key Employees of Terra Industries.

13 Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1998.

21        Subsidiaries of Terra Industries.

24        Powers of Attorney.

27        Financial Data Schedule. [EDGAR filing only]