Form 10-Q
period 1999-03-31
TERRA INDUSTRIES INC
filed 1999-05-14
CIK 722079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of April 30, 1999, the following shares of the registrant's stock were outstanding:

       Common Shares, without par value     75,462,640 shares

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                  (unaudited)

                                                            March 31,    December 31,     March 31,
                                                              1999           1998           1998
                                                           -----------   -------------   -----------
ASSETS
Cash and short-term investments                            $   25,808      $  141,643    $   42,451
Accounts receivable, less allowance for
 doubtful accounts of $15,605, $15,134, $14,018               234,523         138,751       225,804
Inventories                                                   565,420         419,704       597,234
Other current assets                                           73,378          38,592        29,090
---------------------------------------------------------------------------------------------------
Total current assets                                          899,129         738,690       894,579
---------------------------------------------------------------------------------------------------
Equity and other investments                                   11,374          25,334        23,583
Property, plant and equipment, net                          1,156,195       1,159,313     1,187,155
Excess of cost over net assets of acquired businesses         285,163         291,325       299,765
Deferred tax asset                                              6,683           6,202        10,874
Other assets                                                   76,087          94,283        89,188
--------------------------------------------------------   ----------      ----------    ----------
Total assets                                               $2,434,631      $2,315,147    $2,505,144
========================================================   ==========      ==========    ==========

LIABILITIES
Debt due within one year                                   $   43,572      $    9,470    $   17,554
Accounts payable                                              339,213         257,484       290,434
Accrued and other liabilities                                 257,386         209,453       299,603
--------------------------------------------------------   ----------      ----------    ----------
Total current liabilities                                     640,171         476,407       607,591
--------------------------------------------------------   ----------      ----------    ----------
Long-term debt                                                485,204         487,560       496,681
Deferred tax liability - non-current                          204,153         204,153       193,456
Other liabilities                                              62,013          62,671        80,885
Minority interest                                             335,886         336,504       352,586
--------------------------------------------------------   ----------      ----------    ----------
Total liabilities                                           1,727,427       1,567,295     1,731,199
--------------------------------------------------------   ----------      ----------    ----------

STOCKHOLDERS' EQUITY
Capital stock
    Common Shares, authorized 133,500 shares;
     outstanding 75,464, 75,465 and 74,945 shares             127,888         127,887       127,587
Paid-in capital                                               552,899         552,893       548,799
Accumulated other comprehensive loss                          (21,851)        (14,157)       (2,878)
Retained earnings                                              48,268          81,229       100,437
--------------------------------------------------------   ----------      ----------    ----------
Total stockholders' equity                                    707,204         747,852       773,945
--------------------------------------------------------   ----------      ----------    ----------
Total liabilities and stockholders' equity                 $2,434,631      $2,315,147    $2,505,144
========================================================   ==========      ==========    ==========

See accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)


                                                  Three Months Ended
                                                      March 31,
                                                 ----------------------
                                                    1999        1998
                                                 ----------   ---------
REVENUES
Net sales                                         $406,632    $455,621
Other income, net                                    8,026      10,051
----------------------------------------------    --------    --------
                                                   414,658     465,672
                                                  --------    --------

COSTS AND EXPENSES
Cost of sales                                      378,453     394,682
Selling, general and administrative expense         75,627      81,828
Equity in loss of unconsolidated affiliates          1,013         695
----------------------------------------------    --------    --------
                                                   455,093     477,205
                                                  --------    --------
Loss from operations                               (40,435)    (11,533)
Gain on sale of unconsolidated affiliates            9,804         ---
Interest income                                        967       1,568
Interest expense                                   (14,818)    (14,982)
Minority interest                                   (4,155)     (6,301)
----------------------------------------------    --------    --------

Loss before income taxes                           (48,637)    (31,248)
Income tax benefit                                  19,450      12,968
----------------------------------------------    --------    --------

Net loss                                          $(29,187)   $(18,280)
==============================================    ========    ========

Basic loss per share                                $(0.39)   $  (0.25)
Diluted loss per share                              $(0.39)   $  (0.25)
==============================================    ========    ========

Basic weighted average shares outstanding           74,166      73,860
Diluted weighted average shares outstanding         74,166      73,860
==============================================    ========    ========

Cash dividends declared per share                    $0.05    $   0.05
==============================================    ========    ========




See accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                         -------------------
                                                                           1999         1998
                                                                           ----         ----
OPERATING ACTIVITIES
Net loss                                                                 $ (29,187)   $ (18,280)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                             32,612       29,055
  Deferred income taxes                                                     (1,261)         ---
  Minority interest in earnings                                              4,155        6,301
  Gain on sale of unconsolidated affiliate                                  (9,804)         ---
  Other non-cash items                                                       1,639        1,321
Changes in current assets and liabilities,
 excluding working capital purchased:
  Accounts receivable                                                      (95,772)    (114,114)
  Inventories                                                             (145,716)    (201,294)
  Other current assets                                                     (33,885)       7,901
  Accounts payable                                                          81,729       86,880
  Accrued and other liabilities                                             47,933       76,440
  Reimbursed Port Neal casualty                                                ---       14,314
Other                                                                       14,075           54
-------------------------------------------------------------            ---------    ---------
Net cash (used in) provided by operating activities                       (133,482)    (111,422)
-------------------------------------------------------------            ---------    ---------
INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                             ---       (6,353)
Purchase of property, plant and equipment                                  (22,132)     (15,702)
Proceeds from sale of unconsolidated affiliate                              22,206          ---
Other                                                                        2,061          587
-------------------------------------------------------------            ---------    ---------
Net cash provided by (used in) investing activities                          2,135      (21,468)
-------------------------------------------------------------            ---------    ---------
FINANCING ACTIVITIES
Net short-term borrowings                                                   32,078        8,000
Principal payments on long-term debt                                          (332)        (333)
Stock issuance -  net                                                            7           33
Distributions to minority interests                                         (4,773)     (11,708)
Repurchases of TNCLP common units                                              ---       (2,576)
Dividends                                                                   (3,774)      (3,747)
-------------------------------------------------------------            ---------    ---------
Net cash provided by (used in) financing activities                         23,206      (10,331)
-------------------------------------------------------------            ---------    ---------

Foreign exchange effect on cash and short-term investments                  (7,694)       5,610
-------------------------------------------------------------            ---------    ---------
Decrease in cash and short-term investments                               (115,835)    (137,611)
Cash and short-term investments at beginning of period                     141,643      180,062
-------------------------------------------------------------            ---------    ---------
Cash and short-term investments at end of period                         $  25,808    $  42,451
=============================================================            =========    =========

See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (in thousands)
                                  (unaudited)

                                                            Accumulated
                                                              Other
                                  Capital      Paid-In     Comprehensive    Retained
                                   Stock       Capital         Loss         Earnings       Total
                                  --------   -----------   ------------   ------------   ---------

Balance at December 31, 1998      $127,887      $552,893      $(14,157)      $ 81,229    $747,852
  Comprehensive loss:
     Net loss                          ---           ---           ---        (29,187)    (29,187)
     Foreign currency
      translation adjustment           ---           ---        (7,694)           ---      (7,694)
                                                                                         --------
     Comprehensive loss                                                                   (36,881)
                                                                                         --------

  Exercise of stock options              1             6           ---            ---           7

  Dividends                            ---           ---           ---         (3,774)     (3,774)
-------------------------------   --------   -----------   -----------       --------    --------
Balance at March 31, 1999         $127,888      $552,899      $(21,851)      $ 48,268    $707,204
===============================   ========   ===========   ===========       ========    ========



                                                           Accumulated
                                                              Other
                                  Capital      Paid-In    Comprehensive    Retained
                                   Stock       Capital        Loss         Earnings       Total
                                  --------   -----------   -----------    -----------    --------

Balance at December 31, 1997      $127,581      $548,772      $ (8,488)      $122,464    $790,329
  Comprehensive loss:
     Net loss                          ---           ---           ---        (18,280)    (18,280)
     Foreign currency
      translation adjustment           ---           ---         5,610            ---       5,610
                                                                                         --------
     Comprehensive loss                                                                   (12,670)
                                                                                         --------

  Exercise of stock options              6            27           ---            ---          33

  Dividends                            ---           ---           ---         (3,747)     (3,747)
-------------------------------   --------   -----------   -----------       --------    --------
Balance at March 31, 1998         $127,587      $548,799      $ (2,878)      $100,437    $773,945
===============================   ========   ===========   ===========       ========    ========

See accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1998 Annual Report to Stockholders.

2. Basic earnings per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.


3.  Inventories consisted of the following:




                                                          March 31,    December 31, March 31,
      (in thousands)                                        1999          1998        1998
-----------------------                                  --------       --------    --------
      Raw materials                                      $ 53,675       $ 60,676    $ 43,556
      Finished goods                                      511,745        359,028     553,678
-----------------------                                  --------       --------    --------
      Total                                              $565,420       $419,704    $597,234
=======================                                  ========       ========    ========

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

5. The Corporation's natural gas procurement policy is to effectively fix or cap the price of between 40% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Corporation's six North American production facilities are purchased for each plant at locations other than Henry Hub which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

    The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1999 and 2000, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $4.2 million and $60.1 million as of March 31, 1999 and 1998, respectively. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

      For the first quarter of 1999, natural gas hedging activities contributed to cost increases of $12.1 million compared with spot prices. For the first three months of 1998, natural gas hedging activities produced cost savings of approximately $4.8 compared with spot prices.

6. The Corporation has a revolving credit facility of up to $225 million for working capital needs and other corporate purposes. Under the credit facility, there was $32.1 million outstanding classified as short-term borrowing and $7.0 million outstanding classified as long-term debt at March 31, 1999. Interest on borrowings under this line is charged at current market rates.

7. In August 1996, the Corporation, through Terra Funding Corporation ("TFC"), a beneficially owned subsidiary of the Corporation and a limited purpose corporation, entered into an agreement with a large financial institution to sell an undivided interest in its accounts receivable. Under the agreement, which expires August 1999, the Corporation may sell without recourse an undivided interest in a designated pool of its accounts receivable and receive up to $150 million in proceeds. Undivided interests in new receivables may be sold as amounts are collected on previously sold interests. As of March 31, 1999, the proceeds of the uncollected balance of accounts receivable sold totaled $80 million. TFC is a separate legal entity whose creditors have received security interests in its assets.

8. The Corporation temporarily shut down production at its Beaumont, Texas methanol plant in January 1999 due to methanol sales prices being less than raw material costs. The plant came back on stream March 29, 1999.

9. On May 3, 1999, the Corporation announced that it has signed a contract to sell its Distribution business to Cenex/ Land O' Lakes Agronomy Company for $361 million, adjusted for changes to working capital levels and other costs. The transaction, which is subject to customary conditions to closing including regulatory review under the Hart-Scott-Rodino Act and approval by the Corporation's lenders, is expected to close within three months. The Corporation will use sale proceeds primarily to reduce its debt obligations.

      In the pending transaction, Cenex/Land O' Lakes would acquire all rights to the Distribution business' earnings from April 1, 1999 forward. Included in the sale are the Corporation's approximately 400 retail farm service centers in the U.S. and Canada, and its 50% ownership position in the Omnium chemical formulation plants.

      Cenex/Land O' Lakes and the Corporation have also entered into a three-year nitrogen fertilizer supply agreement through which Cenex/Land O' Lakes will purchase approximately the quantity that the Corporation's Nitrogen Products segment currently supplies to both the Distribution business and Cenex/Land O' Lakes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 31, 1999 COMPARED WITH
QUARTER ENDED MARCH 31, 1998


Consolidated Results

The Corporation reported a net loss of $29.2 million on revenues of $414.7 million for the first quarter of 1999 compared with a net loss of $18.3 million on revenues of $465.7 million in 1998. Basic and diluted loss per share for the three months ended March 31, 1999 and 1998 was $(0.39) and $(0.25), respectively.

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

Total revenues and operating income (loss) by segment for the three-month periods ended March 31, 1999 and 1998 were as follows:

(in thousands)                                  1999        1998
-------------------------------------------   ---------   ---------
REVENUES:
Distribution                                  $237,868    $264,816
Nitrogen Products                              179,730     169,138
Methanol                                        10,791      33,971
Other - net of intercompany eliminations       (13,731)     (2,253)
-------------------------------------------   --------    --------
                                              $414,658    $465,672
                                              ========    ========

OPERATING INCOME (LOSS):
Distribution                                  $(21,671)   $(30,387)
Nitrogen Products                               (8,667)     11,778
Methanol                                        (9,238)      7,239
Other expense - net                               (859)       (163)
-------------------------------------------   --------    --------
                                              $(40,435)   $(11,533)
                                              ========    ========

Distribution

Revenues from the Distribution segment for the three-month periods ended March 31, 1999 and 1998 were as follows:


Distribution Revenues
---------------------------
(in thousands)                  1999       1998
---------------------------   --------   --------

Resale fertilizer             $ 58,653   $ 65,659
Crop protection products       132,911    141,877
Seed                            14,138     21,931
Other                           32,166     35,349
---------------------------   --------   --------
                              $237,868   $264,816
                              ========   ========


Revenues for the first three months of 1999 declined by $26.9 million in comparison to the 1998 period due in part to the closing of seven locations in the 1999 first quarter for under-performance. The Corporation continues to monitor the performance of its distribution locations.

The operating loss for the three months ended March 31, 1999 and 1998 was $21.7 million and $30.4 million, respectively for the Distribution segment. This segment traditionally generates an operating loss in the first quarter. Lower product costs in the 1999 first quarter resulted in gross profits $2.8 million higher compared to the 1998 quarter. Selling expenses in the 1999 quarter declined by $5.9 million in comparison with 1998. The decline was a result of lower compensation expense, lease expense and direct operating costs.

On May 3, 1999, the Corporation announced that it has signed a contract to sell its Distribution business to Cenex/ Land O' Lakes Agronomy Company for $361 million. In the pending transaction, Cenex/Land O' Lakes would acquire all rights to the Distribution business' earnings from April 1, 1999 forward. Included in the sale are the Corporation's approximately 400 retail farm service centers in the U.S. and Canada, and its 50% ownership position in the Omnium chemical formulation plants.


Nitrogen Products

Volumes and prices for the three-month periods ended March 31, 1999 and 1998 were as follows:

VOLUMES AND PRICES
(excludes the Distribution segment)              1999                   1998
--------------------------------------   --------------------   --------------------
                                          Sales     Average      Sales     Average
(quantities in thousands of tons)        Volumes   Unit Price   Volumes   Unit Price
--------------------------------------   -------   ----------   -------   ----------
Ammonia                                      359        $ 115       243         $152
Nitrogen solutions                           802           62       642           65
Urea                                         177           96       184          113
Ammonium nitrate                             279          118       210          139
--------------------------------------      ----        -----       ---         ----


Nitrogen revenues increased by $10.6 million in the 1999 first quarter compared with the 1998 quarter. The increase in revenue was due to an increase in volumes largely offset by lower prices. Sales volumes for ammonia, nitrogen solutions and ammonium nitrate increased 48%, 25% and 33%, respectively, in the 1999 quarter compared with 1998. Ammonia prices declined by 24%, nitrogen solutions prices were down 5%, and urea and ammonium nitrate prices both declined by 15% in comparison to the 1998 first quarter. Industry over-capacity continued to depress prices during the first quarter.

The Nitrogen segment had an operating loss of $8.7 million for the first quarter of 1999 compared with operating income of $11.8 million for the first quarter of 1998. The decline in operating income was primarily related to lower selling prices.

In the pending Distribution business sale, Cenex/Land O' Lakes and the Corporation have also agreed to enter into a three-year nitrogen fertilizer supply agreement through which Cenex/Land O' Lakes will purchase approximately the quantity that the Corporation's Nitrogen Products segment currently supplies to both the Distribution business and Cenex/Land O' Lakes.

Methanol

For the three months ended March 31, 1999 and 1998, respectively, the methanol segment had revenues of $10.8 million and $34.0 million. The Beaumont plant was operational for one month of the 1999 three-month period which caused the significant decline in revenues. The Corporation made the decision to cease production because raw material costs exceeded selling prices. The average price for methanol for the first quarter of 1999 was $0.27 per gallon compared with $0.45 per gallon a year ago. As a result of the shutdown, sales volumes declined by 47% to 40.0 million gallons compared with the 1998 quarter.

The methanol segment had an operating loss of $9.2 million for the first quarter of 1999 compared with operating income of $7.2 million for the 1998 quarter.
The operating loss was a result of lower prices and sales volumes as discussed above. Additionally, the segment incurred $2.8 million of losses on its natural gas hedges which were not required due to the plant shutdown. The Beaumont plant resumed operations on March 29, 1999.

Gain on Sale of Unconsolidated Affiliate

The corporation sold its interest in Royster-Clark for $22 million cash, generating a pretax gain of $9.8 million.

Interest Expense - Net

Interest expense, net of interest income, totaled $13.9 million for the first quarter of 1999 compared with $13.4 million for the prior year period.

Income Taxes

Income taxes for the first quarter 1999 were recorded at an effective tax rate of 40%, comparable to the effective tax rate for the 1998 first quarter.

Minority Interest

Minority interest, represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP) and a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP). Minority interest was $4.2 million for the first quarter 1999 compared with $6.3 million in 1998. Minority interest declined due primarily to lower earnings from TNCLP operations.

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

Cash used for operations in the first three months of 1999 was $133.5 million. The 1999 decline to earnings resulted mainly from lower prices for nitrogen products and methanol produced by the Corporation. Management anticipates that nitrogen and methanol prices will remain at or near current levels through 1999. Nevertheless, the Corporation expects over $120 million of non-cash charges to 1999 income and consequently believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

The Corporation has available a $225 million revolving credit facility for working capital needs. As of March 31, 1999, $39.1 million was outstanding under this facility. On May 3, 1999, the Corporation announced that it has signed a contract to sell its Distribution business to Cenex/ Land O' Lakes Agronomy Company for $361 million, adjusted for changes to working capital levels and other costs. The Corporation will use sale proceeds primarily to reduce its obligations.

The Corporation funded plant and equipment investments of $22.1 year-to-date in 1999. The Corporation began construction in the fourth quarter of 1997 of a $57 million ammonia production loop at the Beaumont, Texas methanol plant with the facility expected to be fully operational by the end of 1999. The Corporation expects 1999 capital expenditures to approximate $80 million consisting of the expenditures to complete the Beaumont ammonia production loop, expansion of existing service centers, routine replacement of equipment, and efficiency improvements at manufacturing facilities.

Proceeds from the sale of the Royster-Clark investment amounted to $22.2 million. In calendar 1998 and 1997, the Corporation realized $306,000 and $1.3 million of equity earnings, respectively, from this unconsolidated affiliate.

During the first quarter of 1999, the Corporation distributed a preferred return of $4.8 million to BMLP's minority partner, and paid a dividend of $0.05 per Common Share which totaled $3.8 million. On May 5, 1999 the Board of Directors of the Corporation declared the payment of a regular quarterly dividend on common stock. The dividend of $0.02 per common share will be paid on June 11, 1999 to shareholders of record on May 28, 1999. The dividend is a decrease from the former quarterly dividend rate of $0.05 per share. This action was taken in recognition of the very difficult market environment in which the Corporation is operating.

Cash balances at March 31, 1999 were $25.8 million of which $4.6 million is used to collateralize letters of credit supporting recorded liabilities.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Corporation has reviewed SFAS 133 and intends to implement the standard on January 1, 2000. At this time, the Corporation has not determined the impact SFAS 133 will have on its financial position, results of operations or cash flows.

YEAR 2000 ISSUES

The Year 2000 issue concerns computer programs that use only the last two digits to identify the year in date fields. If not corrected, many of these computer applications could fail or create erroneous results near January 1, 2000. This issue affects virtually every company.

The Corporation has assigned dedicated resources to address its Year 2000 issues with a Year 2000 Steering Committee providing management oversight and coordination. The Corporation has also published Year 2000 Information and Readiness Disclosures on its website (http://www.terraindustries.com). In general, management believes the "State of Readiness" for the Corporation is such that it will be ready for Year 2000 issues on time.

The Corporation's management information systems (MIS) environment has been assessed for year 2000 issues and some remedial actions have been identified. The cost of remedial actions for the MIS area is not material to the Corporation. Nearly all of these remedial actions are complete with minimal cost. Testing is substantially complete with the mainframe hardware systems and the associated software, with the exception of a few software packages originally purchased from third parties that are scheduled to be updated in 1999.

The Corporation recently completed an organization-wide review of all possible computing functions, including the process control systems and instrumentation in the manufacturing facilities and the diverse operations in the distribution segment. Some remedial actions have been identified in a few areas, with the bulk of those remaining principally associated with the Corporation's U.K. operations. The cost of these remedial actions is not expected to be material to the Corporation. Testing is substantially complete at three of the Corporation's manufacturing facilities and at a small part of the operations at the lower risk distribution segment.

The Corporation is also assessing Year 2000 issues in relation to its customers, suppliers and other constituents because the action or inaction of third parties may materially affect the Corporation. An initial assessment of key third parties, including utility suppliers, has been completed and some follow up is ongoing.

Although the Corporation expects that there will be no significant adverse consequences relating to its Year 2000 issues, the Corporation believes its most reasonably likely worst case Year 2000 scenario involves the interruption of its manufacturing facilities due to failed utility supplies or some other cause.
The Corporation has in place contingency plans to deal with such interruptions, although restarting these facilities may be dependent on the resumption of utilities from sole source suppliers. Other general contingency planning efforts continue to be evaluated and refined for precautionary purposes.

The Corporation anticipates that it will complete all assessment, remediation, testing and contingency planning efforts for Year 2000 issues in the third quarter of 1999, although implementation of two projects will be completed at plant turnarounds scheduled for other reasons in October 1999. Based on substantial completion of these activities to date, the Corporation anticipates that Year 2000 issues, including the historical and estimated costs of remediation, will not have a material effect on its business, results of operations or financial condition. However, the costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Corporation or third parties could have a material adverse affect on the Corporation.


PENDING CHANGE OF CONTROL

Minorco, S.A., through its wholly-owned subsidiaries, owns 56% of the Corporation's outstanding shares. Minorco has made public its intention to dispose of its interest in the Corporation.

FORWARD LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the "Factors that Affect Operating Results" section of the Corporation's most recent Form 10-K.

PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          The 1999 Annual Meeting of stockholders was held on May 4, 1999, in Sioux City, Iowa. At the meeting, a total of 70,900,168 votes were cast by stockholders.

          The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:


          NAME                           FOR       WITHHELD
          ----                           ---       --------

          Edward G. Beimfohr          69,858,993   1,041,175

          Carole L. Brookins          69,831,776   1,068,392

          Edward M. Carson            69,876,445   1,023,723

          David E. Fisher             69,831,548   1,068,620

          Burton M. Joyce             69,816,461   1,083,707

          Anthony W. Lea              69,827,570   1,072,598

          William R. Loomis, Jr.      69,842,543   1,057,625

          John R. Norton III          69,810,516   1,089,652

          Henry R. Slack              69,825,753   1,074,415


          The stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 1999. The number of votes cast for such proposal was 70,298,793, the number against was 484,014 and the number of abstentions was 117,361.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     4.5       Limited Waiver dated as of March 22, 1999 to the 1998 Credit
               Agreement.

     27        Financial Data Schedule [EDGAR filing only]

(b)  Reports on Form 8-K

     Current report on Form 8-K dated May 3, 1999 reporting the
     Corporation's sale of its Distribution business.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TERRA INDUSTRIES INC.



Date: May 14, 1999             /s/ Francis G. Meyer
                               _________________________________________________
                               Francis G. Meyer
                               Senior Vice President and Chief Financial Officer
                               and a duly authorized signatory