Form 10-Q
period 1999-06-30
TERRA INDUSTRIES INC
filed 1999-08-12
CIK 722079

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

                 For the quarterly period ended June 30, 1999

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of July 31, 1999, the following shares of the registrant's stock were outstanding:

       Common Shares, without par value     75,462,440 shares

===============================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                          June 30,      December 31,      June 30,
                                                            1999            1998            1998
                                                         ----------     -----------      ----------
ASSETS
Cash and short-term investments                          $   36,267     $  141,643       $   85,179
Accounts receivable, less allowance for
 doubtful accounts of $15,414, $15,134, $14,875             182,566        116,234          100,431
Inventories                                                 131,321        169,232          120,405
Net current assets of discontinued operations                   ---         17,194          286,646
Other current assets                                         67,700         37,900           26,637
---------------------------------------------------------------------------------------------------
Total current assets                                        417,854        482,203          619,298
---------------------------------------------------------------------------------------------------
Equity and other investments                                  1,894          1,986            2,189
Property, plant and equipment, net                        1,006,563      1,017,885        1,011,005
Excess of cost over net assets of acquired businesses       261,241        272,553          274,878
Deferred tax asset                                            7,049          6,202            7,286
Net long-term assets of discontinued operations                 ---        188,089          214,295
Other assets                                                 55,276         83,977           88,129
---------------------------------------------------------------------------------------------------
Total assets                                             $1,749,877     $2,052,895       $2,217,080
===================================================================================================

LIABILITIES
Debt due within one year                                 $   23,499     $    9,470       $    9,474
Accounts payable                                             39,840        107,007          104,075
Accrued and other liabilities                               156,150         97,678          170,641
---------------------------------------------------------------------------------------------------
Total current liabilities                                   219,489        214,155          284,190
---------------------------------------------------------------------------------------------------
Long-term debt                                              477,608        487,560          496,293
Deferred income taxes - noncurrent                          204,153        204,153          193,376
Other liabilities                                            59,815         62,671           81,977
Minority interest                                           110,179        336,504          345,478
---------------------------------------------------------------------------------------------------
Total liabilities                                         1,071,244      1,305,043        1,401,314
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
    Common Shares, authorized 133,500 shares;
     outstanding 75,462, 75,465 and 74,896 shares           127,890        127,887          127,622
Paid-in capital                                             552,903        552,893          549,005
Accumulated other comprehensive loss                        (27,751)       (14,157)          (8,167)
Retained earnings                                            25,591         81,229          147,306
---------------------------------------------------------------------------------------------------
Total stockholders' equity                                  678,633        747,852          815,766
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $1,749,877     $2,052,895       $2,217,080
===================================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per-share amounts)
                                  (unaudited)

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                      1999       1998           1999           1998
                                                    ---------  ---------      ---------      ---------
REVENUES
Net sales                                           $ 222,459  $ 273,583      $ 403,400      $ 468,170
Other income, net                                       3,798      4,462          8,524          7,957
------------------------------------------------------------------------------------------------------
Total Revenues                                        226,257    278,045        411,924        476,127
------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                         221,842    245,629        413,648        412,301
Selling, general and administrative expense            10,897     17,628         25,293         32,781
Equity in earnings of unconsolidated affiliates        (2,384)    (2,727)          (675)        (1,391)
------------------------------------------------------------------------------------------------------
                                                      230,355    260,530        438,266        443,691
------------------------------------------------------------------------------------------------------
Income (loss) from operations                          (4,098)    17,515        (26,342)        32,436
Interest income                                         7,180         40          7,208             65
Interest expense                                      (12,959)   (12,265)       (25,575)       (24,502)
Minority interest                                      (5,473)   (10,859)        (9,628)       (17,160)
------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before income taxes                                 (15,350)    (5,569)       (54,337)        (9,161)
Income tax provision                                    6,215      2,848         21,800          4,339
------------------------------------------------------------------------------------------------------
Loss from continuing operations                        (9,135)    (2,721)       (32,537)        (4,822)
Income (loss) from discontinued operations:
  Income (loss) from operations, net of taxes             ---     53,339         (5,800)        37,160
  Loss on disposition, net of taxes                    (4,723)       ---         (4,723)           ---
------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items              (13,858)    50,618        (43,060)        32,338
Extraordinary loss on early retirement of debt         (7,295)       ---         (7,295)           ---
------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                   $ (21,153) $  50,618      $ (50,355)     $  32,338
======================================================================================================

Basic earnings per share:
  Loss from continuing operations                   $   (0.12) $   (0.04)     $   (0.44)     $   (0.06)
  Income (loss) from discontinued operations            (0.07)      0.72          (0.14)          0.50
  Extraordinary loss on early retirement of debt        (0.10)       ---          (0.10)           ---
------------------------------------------------------------------------------------------------------
  Net income (loss)                                 $   (0.29) $    0.68      $   (0.68)     $    0.44
======================================================================================================

Diluted earnings per share:
  Loss from continuing operations                   $   (0.12) $   (0.04)     $   (0.44)     $   (0.06)
  Income (loss) from discontinued operations            (0.07)      0.71          (0.14)          0.49
  Extraordinary loss on early retirement of debt        (0.10)       ---          (0.10)           ---
------------------------------------------------------------------------------------------------------
  Net income (loss)                                 $   (0.29) $    0.67      $   (0.68)     $    0.43
======================================================================================================

Basic weighted average shares outstanding              74,168     73,896         74,167         73,878
Diluted weighted average shares outstanding            74,168     75,054         74,167         75,099
======================================================================================================

Cash dividends declared per share                   $    0.02  $    0.05      $    0.07      $    0.10
======================================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                          ----------------------------
                                                              1999              1998
                                                          ------------       ---------
OPERATING ACTIVITIES
Net loss from continuing operations                       $    (32,537)      $  (4,822)
Adjustments to reconcile net loss from continuing
 operations to net cash used in operating activities:
  Depreciation and amortization                                 50,020          45,174
  Deferred income taxes                                         (4,069)          2,642
  Minority interest in earnings                                  9,628          17,160
  Other non-cash items                                             534          (1,403)
Changes in current assets and liabilities excluding
 working capital purchased/sold during the period:
  Accounts receivable                                          (97,086)        (31,504)
  Inventories                                                   37,911          40,729
  Other current assets                                          (8,376)          9,682
  Accounts payable                                             (52,193)        (37,996)
  Accrued and other liabilities                                 15,380          48,342
  Reimbursed Port Neal casualty                                    ---          14,314
Other                                                            8,196           5,820
--------------------------------------------------------------------------------------
Net cash from operating activities                             (72,592)        108,138
--------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                      (26,713)        (27,793)
Discontinued operations                                        242,627        (136,012)
Other items                                                    (11,552)          1,058
--------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            204,362        (162,747)
--------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                       12,000             ---
Principal payments on long-term debt                            (7,923)           (801)
Redemption of preferred minority interest                     (224,998)            ---
Repurchases of TNCLP common units                               (1,526)        (16,255)
Distributions to minority interests                             (9,429)        (15,996)
Dividends                                                       (5,283)         (7,496)
Other                                                               13             274
--------------------------------------------------------------------------------------
Net cash used in financing activities                         (237,146)        (40,274)
--------------------------------------------------------------------------------------
Increase (decrease) to cash and short-term investments        (105,376)        (94,883)
Cash and short-term investments at beginning of period         141,643         180,062
--------------------------------------------------------------------------------------
Cash and short-term investments at end of period          $     36,267       $  85,179
======================================================================================

See accompanying Notes to the Consolidated Financial Statements

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (in thousands)
                                  (unaudited)

                                                        Accumulated
                                                           Other
                                Capital     Paid-In    Comprehensive   Retained
                                 Stock      Capital        Loss        Earnings      Total
--------------------------------------------------------------------------------------------
Balance at December 31, 1998    $127,887  $   552,893  $     (14,157) $   81,229   $ 747,852

  Comprehensive income:
     Net loss                        ---          ---            ---     (50,355)    (50,355)
     Foreign currency
      translation adjustment         ---          ---        (13,594)        ---     (13,594)

  Exercise of stock options            3           10            ---         ---          13

  Dividends                          ---          ---            ---      (5,283)     (5,283)
  ------------------------------------------------------------------------------------------
Balance at June 30, 1999        $127,890  $   552,903  $     (27,751) $   25,591   $ 678,633
============================================================================================

                                                        Accumulated
                                                           Other
                                Capital     Paid-In    Comprehensive   Retained
                                 Stock      Capital        Loss        Earnings      Total
--------------------------------------------------------------------------------------------
Balance at December 31, 1997    $127,581  $   548,772  $      (8,488) $  122,464   $ 790,329

  Comprehensive income:
     Net income                      ---          ---            ---      32,338      32,338
     Foreign currency
      translation adjustment         ---          ---            321         ---         321

  Exercise of stock options           41          233            ---         ---         274

  Dividends                          ---          ---            ---      (7,496)     (7,496)
--------------------------------------------------------------------------------------------
Balance at June 30, 1998        $127,622  $   549,005  $      (8,167) $  147,306   $ 815,766
============================================================================================

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

2. On June 30, 1999, the Corporation sold its Distribution business segment to Cenex/ Land O' Lakes Agronomy Company ("Buyer") and received the preliminary purchase price of $390 million in cash. The preliminary purchase price is subject to post closing adjustments and final audit. The Corporation's current assets at June 30, 1999 included $95.2 million of receivables from the Buyer and others representing amounts due from the sale of the Distribution business segment. The Corporation expects to finalize post-closing adjustments, complete the final audit and collect remaining balances due from the sale prior to December 31, 1999.

     In the sales transaction, the Buyer acquired all rights to the Distribution business' earnings from April 1, 1999 forward. Included in the sale were the Corporation's approximately 400 retail farm service centers in the U.S. and Canada, and its 50% ownership position in the Omnium chemical formulation plants. The Corporation retained ownership of approximately $25 million in accounts receivable and approximately 40 storage or retail sites associated with Distribution operations. Reserves for doubtful accounts of approximately $15 million have been recorded to value the retained accounts receivable at estimated net realizable value. The retained sites had a zero net book value at June 30, 1999 as costs of disposal are estimated to approximate sales proceeds.

     The accompanying unaudited consolidated statements of operations, financial position and cash flows have been restated for prior periods to segregate results of operations and net assets associated with the discontinued Distribution business segment. Net current assets of discontinued operations are comprised of accounts receivable, inventory and other current assets net of accounts payable and accrued and other liabilities associated with the Distribution business. Net long-term assets of discontinued operations are comprised of property, plant and equipment, goodwill and other long-term assets of the Distribution business that were transferred in the sales transaction.

     The results of discontinued operations for the three and six month periods ended June 30, 1999 and 1998 were as follows:

                                                   Three Months Ended June 30    Six Months Ended June 30
                                                  ----------------------------  --------------------------
(in thousands)                                            1999            1998        1999            1998
----------------------------------------------------------------------------------------------------------
      Total revenue                               $        ---   $     981,204  $  228,991   $   1,248,794
      Cost of sales                                        ---        (799,433)   (186,647)     (1,027,443)
      Selling, general and
         administrative expense                            ---         (86,857)    (64,711)       (157,465)
      Equity in earnings of affiliates                     ---             508         696           1,149
----------------------------------------------------------------------------------------------------------

           Operating income (loss) as reported             ---          95,422     (21,671)         65,035
      Allocated general and
         administrative expense                            ---           5,093       3,466           9,026
----------------------------------------------------------------------------------------------------------

           Operating income (loss) - restated              ---         100,515     (18,205)         74,061

      Gain on sale of unconsolidated
         affiliate                                         ---             ---       9,804             ---
      Interest income                                      ---           2,582         938           4,125
      Interest expense                                     ---          (4,842)     (2,202)         (7,587)
      Income taxes                                         ---         (44,916)      3,865         (33,439)
----------------------------------------------------------------------------------------------------------

           Income (loss) from
              discontinued operations                      ---          53,339      (5,800)         37,160

      Loss on disposition, net of taxes                 (4,723)            ---      (4,723)            ---
----------------------------------------------------------------------------------------------------------

           Net income (loss) from
              discontinued operations             $     (4,723)  $      53,339  $  (10,523)  $      37,160
==========================================================================================================

      The sale of the Distribution business segment was effective April 1, 1999 with respect to segment operating results and, consequently, results of operations for the three months ended June 30, 1999 accrued to the Buyer. Distribution revenues and cost of sales are net of inter-company sales from the Corporation's Nitrogen business segment of $9.5 million for the three month period ended June 30, 1998 and $8.9 million and $12.2 million for the six month periods ended June 30, 1999 and 1998, respectively. Interest income and expense allocated to the Distribution business represents interest earned or expensed from short-term investments or borrowings caused by seasonal fluctuations to Distribution working capital balances. None of the Corporation's long-term interest expense was allocated to earnings from discontinued operations.

      The Buyer and the Corporation have also entered into a three-year nitrogen fertilizer supply agreement through which the Buyer will purchase approximately the quantity that the Corporation's Nitrogen Products segment supplied to both the Distribution business and the Buyer.

3. Basic earnings per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

4.   Inventories consisted of the following:

                             June 30,  December 31,  June 30,
     (in thousands)            1999        1998        1998
-------------------------------------------------------------
     Raw materials           $ 56,734  $     60,676  $ 56,303
     Finished goods            76,587       108,556    64,102
-------------------------------------------------------------
     Total                   $131,321  $    169,232  $120,405
=============================================================

5. The Corporation and certain of its subsidiaries are involved in various legal actions and claims, including environmental matters, arising during the normal course of business. Although it is not possible to predict with any certainty the outcome of such matters, it is the opinion of management that these matters will not have a material adverse effect on the results of operations, financial position or cash flows of the Corporation.

6. The Corporation's natural gas procurement policy is to effectively fix or cap the price of between 40% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Corporation's six North American production facilities are purchased for each plant at locations other than Henry Hub which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

     The Corporation has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies. Additionally, the Corporation has entered into forward pricing positions for a substantial portion of its natural gas requirements for the remainder of 1999 and 2000, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Unrealized gains from forward pricing positions totaled $21.4 million as of June 30, 1999. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

     For the first half of 1999, natural gas hedging activities increased natural gas costs $13.4 million compared with spot prices.

7. During the 1999 second quarter and in connection with its sale of the Distribution business segment the Corporation renegotiated its revolving credit facility and reduced the available line of credit to $62 million for working capital needs and other corporate purposes. Under the credit facility, there was $12 million outstanding all of which was classified as short-term borrowing at June 30, 1999. Interest on borrowings under this line is charged at current market rates.

8. The Corporation temporarily shut down production at its Beaumont, Texas methanol plant in January 1999 due to methanol sales prices being less than raw material costs. The plant came back on stream March 29, 1999.

     9. The Corporation classifies its continuing operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The Methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. The Corporation does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. Discontinued operations represent the Corporation's Distribution business segment which was sold during the 1999 second quarter. The following summarizes operating results by business segment:


                                              Three Months Ended June 30    Six Months Ended June 30
                                              --------------------------    -------------------------
          (in thousands)                            1999          1998            1999          1998
          -------------------------------------------------------------------------------------------
          Revenues - Nitrogen Products        $  195,568    $  254,227      $  375,298    $  423,365
                   - Methanol                     22,773        20,840          33,564        54,811
                   - Other                         7,916         2,978           3,062        (2,049)
          -------------------------------------------------------------------------------------------
            Total revenues                    $  226,257    $  278,045      $  411,924    $  476,127
          ===========================================================================================
          Operating income
                   - Nitrogen Products        $     (686)   $   27,718      $   (9,353)   $   39,496
                   - Methanol                     (3,746)       (6,188)        (12,984)        1,051
                   - Other                           334        (4,015)         (4,005)       (8,111)
          -------------------------------------------------------------------------------------------
            Total operating income                (4,098)       17,515         (26,342)       32,436
          -------------------------------------------------------------------------------------------

          Interest income                          7,180            40           7,208            65
          Interest expense                       (12,959)      (12,265)        (25,575)      (24,502)
          Minority interest                       (5,473)      (10,859)         (9,628)      (17,160)
          Income taxes                             6,215         2,848          21,800         4,339
          -------------------------------------------------------------------------------------------
          Income (loss) from
               continuing operations              (9,135)       (2,721)        (32,537)       (4,822)

          Income (loss) from discontinued
          operations, net of taxes                (4,723)       53,339         (10,523)       37,160
          -------------------------------------------------------------------------------------------
               Net income (loss) before
               extraordinary items               (13,858)       50,618         (43,060)       32,338

          Extraordinary loss on
            early debt retirement                 (7,295)           --          (7,295)           --
          -------------------------------------------------------------------------------------------
          Net income (loss)                   $  (21,153)   $   50,618      $  (50,355)   $   32,338
          ===========================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 1999 COMPARED WITH
QUARTER ENDED JUNE 30, 1998

Consolidated Results

The Corporation reported a net loss of $21.2 million for the 1999 second quarter compared with net income of $50.6 million in 1998. During the 1999 second quarter, the Corporation completed the sale of its Distribution business segment effective as of April 1, 1999 with respect to segment earnings and realized a $4.7 million net loss on disposition. During the 1998 second quarter, discontinued Distribution operations generated $53.3 million of net income from operations. Distribution operations are highly seasonal with the majority of revenues and generally all of its annual operating income generated during the second calendar quarter coincident with the spring planting season. In connection with sale of the Distribution business segment, the Corporation repaid outstanding bank obligations and realized a $7.3 million extraordinary loss on early retirement of debt during the 1999 second quarter.

Loss from continuing operations for the 1999 second quarter was $9.1 million compared to the 1998 loss of $2.7 million. The increased 1999 loss from continuing operations was primarily related to reduced operating income as the result of lower nitrogen prices.

The Corporation classifies its remaining operations into two business segments:
Nitrogen Products and Methanol. The Nitrogen Products segment represents only operations directly related to the wholesale sales of nitrogen products from the Corporation's ammonia production and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at the Corporation's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended June 30, 1999 and 1998 were as follows:

(in thousands)                                            1999         1998
------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                     $  195,568   $  254,227
Methanol                                                  22,773       20,840
Other                                                      7,916        2,978
------------------------------------------------------------------------------
                                                      $  226,257   $  278,045
==============================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                                     $     (686)  $   27,718
Methanol                                                  (3,746)      (6,188)
Other expense - net                                          334       (4,015)
------------------------------------------------------------------------------
                                                      $   (4,098)  $   17,515
==============================================================================

Nitrogen Products

Volumes and prices for the three-month periods ended June 30, 1999 and 1998 were as follows:

VOLUMES AND PRICES
                                           1999               1998
------------------------------------------------------------------------------
                                      Sales    Average     Sales    Average
(quantities in thousands of tons)    Volumes  Unit Price  Volumes  Unit Price
------------------------------------------------------------------------------
Ammonia                                  458  $      127      456        $152
Nitrogen solutions                     1,102          65    1,400          71
Urea                                     136         103      167         140
Ammonium nitrate                         156         112      164         137
------------------------------------------------------------------------------

Nitrogen revenues declined $59 million to $195.6 million in the 1999 second quarter compared with $254.2 million in the 1998 quarter. Lower 1999 revenues were due to lower second quarter prices and volumes, in particular for nitrogen solutions revenues which were $28 million lower in 1999 than the prior year. Reductions to selling prices for ammonia, urea and ammonium nitrate of 16%, 26% and 18%, respectively, reduced revenues in the 1999 quarter compared with 1998 by an additional $21 million. Continued industry over-capacity coupled with lower U.S demand from reductions to planted corn and wheat acres caused nitrogen prices to fall from prior year levels. Nitrogen solution sales volumes were also adversely affected by increased competition as the result of expanded domestic production capacity during the past year and Spring planting conditions that favored ammonia consumption as an alternative to nitrogen solutions.

The Nitrogen segment had an operating loss of $ .7 million for the second quarter of 1999 compared with operating income of $27.7 million for the 1998 second quarter. The decline in operating income was primarily related to lower selling prices which were $27.2 million lower in 1999 than the prior year quarter. Natural gas costs during the 1999 second quarter increased $2.7 million over the same 1998 period, but this and other cost increases were mostly offset by lower operating costs at the Corporation's UK facilities acquired at the beginning of 1998.

In connection with the second quarter Distribution business sale, Cenex/Land O' Lakes and the Corporation entered into a three-year nitrogen supply agreement through which Cenex/Land O' Lakes will purchase approximately the quantity that the Corporation's Nitrogen Products segment supplied to both the Distribution business and Cenex/Land O' Lakes.

Methanol

For the three months ended June 30, 1999 and 1998, respectively, the Methanol segment had revenues of $22.8 million and $20.8 million. Sales volumes approximated prior year levels, but selling prices increased 10% as the result of more balanced industry inventories to demand than was the case in the 1998 second quarter.

The Methanol segment generated a $3.7 million operating loss in the 1999 second quarter compared to a $6.2 million operating loss in 1998. The lower loss was primarily the result of higher selling prices.

Other Expense - Net

Other operating income of $.3 million in the 1999 second quarter was $4.3 million favorable to the 1998 second quarter expense of $4.0 million due to the elimination of expenses allocated to discontinued Distribution operations in 1998 and the 1999 sale of corporate aircraft which generated a $1.0 million gain.

Interest Expense - Net

Interest expense, net of interest income, totaled $5.8 million during the 1999 second quarter compared with $12.2 million for the prior year period. The decrease is primarily related to interest income of $6.3 million realized during the quarter in connection with the sale of the Distribution business segment.

Minority Interest

Minority interest represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP) and a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP). Minority interest was $5.5 million for the second quarter 1999 compared with $10.9 million in 1998. Minority interest declined due primarily to lower earnings from TNCLP operations.

Minority interest charges for the limited partnership interest in BMLP were $4.7 million during the 1999 second quarter. The Corporation redeemed the third-party's BMLP interest on June 30, 1999 and thereby eliminated future charges to earnings relating to the minority BMLP partnership interest.

Income Taxes

Income taxes for the second quarter 1999 were recorded at an effective tax rate of 40%, comparable to the effective tax rate for the 1998 second quarter.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 1998

Consolidated Results

The Corporation reported a net loss of $50.4 million for the six months ended June 30, 1999 compared with net income of $32.3 million in 1998. During the 1999 second quarter, the Corporation sold its Distribution business segment which generated a $10.5 million net loss during the 1999 first half compared to net income of $37.2 million in the same 1998 period. In connection with sale of the Distribution business segment, the Corporation repaid outstanding bank obligations and realized a $7.3 million extraordinary loss on early retirement of debt.

The Corporation had a $32.5 million net loss from continuing operations during the six months ending June 30, 1999 compared to a $ 4.8 million loss in 1998. The larger loss in 1999 was related primarily to lower prices for the commodity nitrogen and methanol products manufactured and sold by the Corporation.

Total revenues and operating income (loss) by segment for the six-month periods ended June 30, 1999 and 1998 were as follows:

(in thousands)                                            1999         1998
------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                     $  375,298   $  423,365
Methanol                                                  33,564       54,811
Other                                                      3,062       (2,049)
------------------------------------------------------------------------------
                                                      $  411,924   $  476,127
==============================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                                     $   (9,353)  $   39,496
Methanol                                                 (12,984)       1,051
Other expense - net                                       (4,005)      (8,111)
------------------------------------------------------------------------------
                                                      $  (26,342)  $   32,436
==============================================================================

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 1999 and 1998 were as follows:

VOLUMES AND PRICES
                                           1999                  1998
------------------------------------------------------------------------------
                                      Sales    Average     Sales    Average
(quantities in thousands of tons)    Volumes  Unit Price  Volumes  Unit Price
------------------------------------------------------------------------------
Ammonia                                  817  $      122      699  $      153
Nitrogen solutions                     1,904          64    2,042          69
Urea                                     314          99      351         126
Ammonium nitrate                         435         115      374         138
------------------------------------------------------------------------------

Nitrogen revenues declined $48 million to $375.3 million in the 1999 first half compared with $423.4 million in the 1998 period due to lower selling prices. Continued industry over-capacity coupled with lower U.S demand from reductions to planted corn and wheat acres caused nitrogen prices to fall from prior year levels. Nitrogen solution sales volumes were also adversely affected by increased competition as the result of expanded domestic production capacity during the past year and Spring planting conditions that favored ammonia consumption as an alternative to nitrogen solutions.

The Nitrogen segment had an operating loss of $9.4 million during the six months ended June 30, 1999 compared with operating income of $39.5 million for the same 1998 period. The decline in operating income was primarily related to lower selling prices. Natural gas costs during the 1999 first half increased $8.9 million over the same 1998 period, but this and other cost increases were mostly offset by lower operating costs at the Corporation's UK facilities acquired at the beginning of 1998.

Methanol

For the six months ended June 30, 1999 and 1998, respectively, the Methanol segment had revenues of $33.6 million and $54.8 million. The Beaumont plant was shut down for two months during the 1999 first quarter which primarily caused the significant decline in 1999 revenues. The Corporation made the decision to cease production because raw material costs exceeded selling prices. As a result of the shutdown, sales volumes declined by 25% to 110 million gallons compared with the 1998 first half.

The methanol segment had an operating loss of $13.0 million for the first six months of 1999 compared with operating income of $1.1 million for the 1998 period. The increased operating loss was a result of the first quarter 1999 plant shutdown including $2.8 million of losses on its natural gas hedges which were not required due to the plant shutdown.

Other Expense - Net

The Corporation had $4.0 million of other operating expenses during the 1999 first half compared to $8.1 million during the 1998 period. Most of these expenses represent allocations of shared services expenses to discontinued Distribution operations which amounted to $3.5 million and $9.0 million for the first six months of 1999 and 1998, respectively.

Interest Expense - Net

Interest expense, net of interest income, totaled $18.4 million during the 1999 first half compared with $24.4 million for the prior year period. The decrease is primarily related to interest income of $6.3 million realized during the second quarter in connection with the sale of the Distribution business segment.

Minority Interest

Minority interest represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP) and a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP). Minority interest was $9.6 million for the six months ended June 30, 1999 compared with $17.2 million in 1998. Minority interest declined due primarily to lower earnings from TNCLP operations.

Minority interest charges for the limited partnership interest in BMLP were $9.4 million during the 1999 first half. The Corporation redeemed the third-party's BMLP interest on June 30, 1999 and thereby eliminated future charges to earnings relating to the minority BMLP partnership interest.

Income Taxes

Income taxes for the first half of 1999 were recorded at an effective tax rate of 40%, comparable to the effective tax rate for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Cash used for operations in the first six months of 1999 was $73 million comprised of $104 million to fund working capital increases, net of $31 million in earnings from continuing operations after non-cash charges. Working capital changes included termination of the Corporation's accounts receivable securitization program which used cash of $130 million during the 1999 first half to repay outstanding December 31, 1998 balances.

On June 30, 1999, the Corporation sold its Distribution business segment to Cenex/ Land O' Lakes Agronomy Company ("Buyer") for cash proceeds of $390 million subject to post-closing adjustments and final audit. The cash proceeds, net of increases to Distribution net working capital balances since December 31, 1998 and other operating cash items, contributed $243 million to 1999 first half cash flows. Sales proceeds were used to redeem the outstanding preferred minority interest in BMLP for $225 million, fund termination of the accounts receivable securitization program and repay outstanding borrowings under the Corporation's revolving credit facility. Remaining balances due from the Buyer and others for the sale of the Distribution business segment totaled $95.2 million at June 30, 1999. The Corporation expects to finalize post-closing adjustments, complete the final audit and collect remaining balances due from the sale prior to December 31, 1999.

In connection with the sale of the Distribution business segment, the Corporation renegotiated outstanding bank agreements and reduced amounts available under its revolving credit facility from $225 million to $62 million. As of June 30, 1999, $12 million was outstanding under this facility and an additional $12 million was used to support outstanding letters of credit. The Corporation believes that cash from operations, collection of remaining balances due from the sale of the Distribution business segment and available financing sources will be sufficient to meet anticipated cash requirements.

Management expects that nitrogen and methanol prices will remain at or near current levels through the remainder of 1999 and into 2000. An unanticipated decline to prices of 10% or more, or other factors causing a similar reduction to operating income, will result in the Corporation's failure to meet certain earnings covenants contained in its revolving credit facility and $118 million bank term loan. Failure to meet these covenants would require the Corporation to incur additional costs to amend the bank facilities and could result in termination of the facilities.

The Corporation funded plant and equipment expenditures of $27 million year-to-date in 1999. An additional $20 million of the 1999 expenditures was for the ammonia production loop at the Beaumont, Texas methanol plant expected to be fully operational by the end of 1999. The Corporation expects remaining 1999 capital expenditures to approximate $20 million consisting of the expenditures to complete the Beaumont ammonia production loop, routine replacement of equipment and efficiency improvements at manufacturing facilities.

During the first half of 1999, the Corporation distributed a preferred return of $9.4 million to BMLP's minority partner and paid dividends of $0.07 per Common Share which totaled $5.3 million. The Corporation redeemed the interest on June 30, 1999 and thereby eliminated future cash requirements to fund payments to the BMLP minority partner. On August 3, 1999, the Board of Directors eliminated the Corporation's payment of a regular quarterly dividend on common stock. This action was taken in recognition of the very difficult market environment in which the Corporation is operating.

Cash balances at June 30, 1999 were $36.3 million of which $4.6 million is used to collateralize letters of credit supporting recorded liabilities.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Corporation has reviewed SFAS 133 and intends to implement the standard on January 1, 2001. At this time, the Corporation has not determined the impact SFAS 133 will have on its financial position, results of operations or cash flows.


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

The Corporation recently completed an organization-wide review of all possible computing functions, including the process control systems and instrumentation in the manufacturing facilities and the diverse operations in the distribution segment. Some remedial actions have been identified in a few areas, with the bulk of those remaining principally associated with the Corporation's U.K. operations. The cost of these remedial actions is not expected to be material to the Corporation. Testing is substantially complete at five of the Corporation's manufacturing facilities.

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


POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 56% of the Corporation's outstanding shares. Anglo American has made public its intention to dispose of its interest in the Corporation with the timing based on market and other conditions and Anglo American otherwise announced it will continue to evaluate its position.


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

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    4.6 Amended and Restated Credit Agreement dated June 25, 1999 among Terra Capital, Inc., Certain Guarantors, Certain Lenders, Certain Issuing Banks, Salomon Smith Barney Inc., as Arranger, and Citibank, N.A., as Administrative Agent (without exhibits or schedules).

                    4.7 Credit Agreement dated December 31, 1997 and Amended and Restated June 25, 1999 among Terra International (Canada) Inc., Certain Guarantors, Certain Lenders, Salomon Smith Barney Inc., as Arranger, and Citibank, N.A., as Administrative Agent (without exhibits or schedules).

                    27   Financial Data Schedule [EDGAR filing only]

               (b)  Reports on Form 8-K

                    Form 8-K dated May 3, 1999 announcing the signing of an agreement to sell the Distribution Business.

                    Form 8-K dated June 30, 1999 disclosing the completion of the sale of the Distribution Business and providing pro forma financial information associated with the sale.


SIGNATURE

                         Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TERRA INDUSTRIES INC.



Date:  August 11, 1999                /s/ Francis G. Meyer
                                      -----------------------------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer  and a duly authorized signatory