Form 10-Q
period 1999-09-30
TERRA INDUSTRIES INC
filed 1999-11-10
CIK 722079

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of October 31, 1999, the following shares of the registrant's stock were outstanding:

       Common Shares, without par value                   75,308,040 shares

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                          September 30,   December 31,   September 30,
                                                              1999           1998            1998
                                                         --------------  -------------  --------------
ASSETS
Cash and short-term investments                             $    5,555     $  141,643      $   39,547
Accounts receivable, less allowance for
 doubtful accounts of $15,027, $15,134, $14,875                144,377        116,234         103,908
Inventories                                                    131,449        169,232         169,053
Net current assets of discontinued operations                      ---         17,194         295,551
Other current assets                                            64,157         37,900          27,057
-----------------------------------------------------------------------------------------------------
Total current assets                                           345,538        482,203         635,116
-----------------------------------------------------------------------------------------------------
Equity and other investments                                     2,101          1,986           2,489
Property, plant and equipment, net                           1,009,893      1,017,885       1,017,310
Excess of cost over net assets of acquired businesses          257,207        272,553         270,818
Deferred tax asset                                               2,737          6,202           4,373
Net long-term assets of discontinued operations                    ---        188,089         207,190
Other assets                                                    75,580         83,977          94,218
-----------------------------------------------------------------------------------------------------
Total assets                                                $1,693,056     $2,052,895      $2,231,514
=====================================================================================================

LIABILITIES
Debt due within one year                                    $   32,321     $    9,470      $   34,547
Accounts payable                                                67,743        107,007         139,695
Accrued and other liabilities                                   54,166         97,678         154,185
-----------------------------------------------------------------------------------------------------
Total current liabilities                                      154,230        214,155         328,427
-----------------------------------------------------------------------------------------------------
Long-term debt                                                 477,550        487,560         496,018
Deferred income taxes - noncurrent                             196,876        204,153         192,158
Other liabilities                                               83,070         62,671          82,012
Minority interest                                              103,668        336,504         336,458
-----------------------------------------------------------------------------------------------------
Total liabilities                                            1,015,394      1,305,043       1,435,073
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
    Common Shares, authorized 133,500 shares;
    outstanding 75,308, 75,465 and 74,896 shares               127,890        127,887         127,623
Paid-in capital                                                552,903        552,893         549,015
Accumulated other comprehensive loss                           (11,814)       (14,157)         (1,934)
Retained earnings                                                8,683         81,229         121,737
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                     677,662        747,852         796,441
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $1,693,056     $2,052,895      $2,231,514
=====================================================================================================

See accompanying Notes to the Consolidated Financial Statements.             2

                             TERRA INDUSTRIES INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per-share amounts)
                                  (unaudited)


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                      1999       1998                1999       1998
                                                    ---------  ---------           --------   ---------
REVENUES
Net sales                                           $169,275   $165,902            $572,675   $634,072
Other income, net                                      4,203      5,642              12,727     13,599
------------------------------------------------------------------------------------------------------
Total revenues                                       173,478    171,544             585,402    647,671
------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                        176,636    157,776             590,284    570,078
Selling, general and administrative expense           14,492     13,263              39,785     46,043
Equity in losses (earnings) of unconsolidated
   affiliates                                            210      1,391                (465)       ---
------------------------------------------------------------------------------------------------------
                                                     191,338    172,430             629,604    616,121
------------------------------------------------------------------------------------------------------
Income (loss) from operations                        (17,860)      (886)            (44,202)    31,550
Interest income                                          255        147               7,463        212
Interest expense                                     (12,495)   (13,977)            (38,070)   (38,479)
Minority interest                                      2,043     (5,425)             (7,585)   (22,585)
------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before income taxes                                (28,057)   (20,141)            (82,394)   (29,302)
Income tax provision                                  11,150     12,597              32,950     16,936
------------------------------------------------------------------------------------------------------
Loss from continuing operations                      (16,907)    (7,544)            (49,444)   (12,366)
Income (loss) from discontinued operations:
  Income (loss) from operations, net of taxes            ---    (14,280)             (5,800)    22,880
  Loss on disposition, net of taxes                      ---        ---              (4,724)       ---
------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items             (16,907)   (21,824)            (59,968)    10,514
Extraordinary loss on early retirement of debt           ---        ---              (7,295)       ---
------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                   $(16,907)  $(21,824)           $(67,263)  $ 10,514
======================================================================================================

Basic earnings per share:
  Loss from continuing operations                   $  (0.23)  $  (0.10)           $  (0.67)  $  (0.16)
  Income (loss) from discontinued operations             ---      (0.19)              (0.14)      0.31
  Extraordinary loss on early retirement of debt         ---        ---               (0.10)       ---
------------------------------------------------------------------------------------------------------
  Net income (loss)                                 $  (0.23)  $  (0.29)           $  (0.91)  $   0.15
======================================================================================================

Diluted earnings per share:
  Loss from continuing operations                   $  (0.23)  $  (0.10)           $  (0.67)  $  (0.16)
  Income (loss) from discontinued operations             ---      (0.19)              (0.14)      0.30
  Extraordinary loss on early retirement of debt         ---        ---               (0.10)       ---
------------------------------------------------------------------------------------------------------
  Net income (loss)                                 $  (0.23)  $  (0.29)           $  (0.91)  $   0.14
======================================================================================================

Basic weighted average shares outstanding             74,168     73,898              74,168     73,885
Diluted weighted average shares outstanding           74,168     73,898              74,168     75,013
======================================================================================================

Cash dividends declared per share                   $    ---   $   0.05            $   0.07   $   0.15
======================================================================================================

See accompanying Notes to the Consolidated Financial Statements.              3

                            TERRA INDUSTRIES INC.
                          CONSOLIDATED STATEMENTS OF
                          CASH FLOWS (in thousands)
                                  (unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                            -------------------------------
                                                                               1999                 1998
                                                                            -----------         -----------
OPERATING ACTIVITIES
Net loss from continuing operations                                         $   (49,444)        $   (12,366)
Adjustments to reconcile net loss from continuing
 operations to net cash used in operating activities:
  Depreciation and amortization                                                  75,586              68,724
  Deferred income taxes                                                          (5,506)              4,116
  Minority interest in earnings                                                   7,585              22,585
  Other non-cash items                                                            1,079              (3,089)
Changes in current assets and liabilities excluding
 working capital purchased/sold during the period:
  Accounts receivable                                                          (131,897)            (43,015)
  Inventories                                                                    37,783             (28,732)
  Other current assets                                                          (11,667)              9,381
  Accounts payable                                                              (24,290)              1,037
  Accrued and other liabilities                                                 (86,605)             46,901
  Reimbursed Port Neal casualty                                                     ---              14,314
Other                                                                              (502)             (1,058)
----------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                       (187,878)             78,798
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                       (32,056)            (47,437)
Discontinued operations                                                         315,627            (151,699)
Other items                                                                       1,069              13,478
----------------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                        284,640            (185,658)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                                        21,000              25,000
Principal payments on long-term debt                                             (8,159)             (1,003)
Redemption of preferred minority interest                                      (224,998)                ---
Repurchases of TNCLP common units                                                (5,994)            (16,523)
Distributions to minority interests                                              (9,429)            (30,173)
Dividends                                                                        (5,283)            (11,241)
Other                                                                                13                 285
-----------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                       (232,850)            (33,655)
-----------------------------------------------------------------------------------------------------------------------------
Decrease to cash and short-term investments                                    (136,088)           (140,515)
Cash and short-term investments at beginning of period                          141,643             180,062
-----------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                              $   5,555           $  39,547
=============================================================================================================================

                            TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (in thousands)
                                  (unaudited)

                                                                         Accumulated
                                                                            Other
                                        Capital           Paid-In       Comprehensive       Retained
                                         Stock            Capital           Loss            Earnings          Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          $  127,887        $   552,893      $  (14,157)       $  81,229        $  747,852

  Comprehensive income:
     Net loss                                ---                ---             ---          (67,263)          (67,263)
     Foreign currency
      translation adjustment                 ---                ---           2,343              ---             2,343

  Exercise of stock options                    3                 10             ---              ---                13

  Dividends                                  ---                ---             ---           (5,283)           (5,283)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999         $  127,890        $   552,903      $  (11,814)       $   8,683       $   677,662
======================================================================================================================

                                                                         Accumulated
                                                                           Other
                                        Capital           Paid-In       Comprehensive       Retained
                                         Stock            Capital          Loss             Earnings          Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $  127,581        $   548,772      $   (8,488)       $ 122,464       $   790,329

  Comprehensive income:
     Net income                              ---                ---             ---           10,514            10,514
     Foreign currency
      translation adjustment                 ---                ---           6,554              ---             6,554

  Exercise of stock options                   42                243             ---              ---               285

  Dividends                                  ---                ---             ---          (11,241)          (11,241)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998         $  127,623        $   549,015      $   (1,934)       $ 121,737       $   796,441
======================================================================================================================

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

2. On June 30, 1999, the Corporation sold its Distribution business segment to Cenex/ Land O' Lakes Agronomy Company ("Buyer") for a preliminary purchase price of $485 million. The preliminary purchase price is subject to post closing adjustments and final audit. The Corporation expects to finalize post-closing adjustments, complete the final audit and collect remaining balances due from the sale prior to December 31, 1999.

     In the sales transaction, the Buyer acquired all rights to the Distribution business' earnings from April 1, 1999 forward. Included in the sale were the Corporation's approximately 400 retail farm service centers in the U.S. and Canada, and its 50% ownership position in the Omnium chemical formulation plants. The Corporation retained ownership of approximately $25 million in accounts receivable and approximately 40 storage or retail sites associated with Distribution operations. Reserves for doubtful accounts of approximately $15 million have been recorded to value the retained accounts receivable at estimated net realizable value. The retained sites had a zero net book value at September 30, 1999 as costs of disposal are estimated to approximate sales proceeds.

     The accompanying unaudited consolidated statements of operations, financial position and cash flows have been restated for prior periods to segregate results of operations and net assets associated with the discontinued Distribution business segment. Net current assets of discontinued operations are comprised of accounts receivable, inventory and other current assets net of accounts payable and accrued and other liabilities directly identifiable with the Distribution business. Net long-term assets of discontinued operations are comprised of property, plant and equipment, goodwill and other long-term assets of the Distribution business that were transferred in the sales transaction.

      The results of discontinued operations for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:


                                                  Three Months Ended September 30     Nine Months Ended September 30
                                                  -------------------------------     ------------------------------
(in thousands)                                           1999          1998                 1999         1998
--------------------------------------------------------------------------------------------------------------------
Total revenue                                     $      ---     $  291,173           $  228,991     $1,539,967
Cost of sales                                            ---       (241,473)            (186,647)    (1,268,916)
Selling, general and
  administrative expense                                 ---        (70,534)             (64,711)      (227,999)
Equity in earnings of affiliates                         ---          3,430                  696          4,579
--------------------------------------------------------------------------------------------------------------------

  Operating income (loss) as reported                    ---        (17,404)             (21,671)        47,631
Allocated general and
  administrative expense                                 ---          2,138                3,466         11,164
--------------------------------------------------------------------------------------------------------------------

  Operating income (loss) - restated                     ---        (15,266)             (18,205)        58,795

Gain on sale of unconsolidated
 affiliate                                               ---            ---                9,804            ---
Interest income                                          ---           (478)                 938          3,647
Interest expense                                         ---           (638)              (2,202)        (8,225)
Income taxes                                             ---          2,103                3,865        (31,337)
---------------------------------------------------------------------------------------------------------------------

   Income (loss) from
     discontinued operations                             ---        (14,280)              (5,800)        22,880

Loss on disposition, net of taxes                        ---            ---               (4,724)           ---
---------------------------------------------------------------------------------------------------------------------

  Net income (loss) from
    discontinued operations                        $     ---     $  (14,280)          $  (10,524)      $ 22,880
=====================================================================================================================


     The sale of the Distribution business segment was effective April 1, 1999 with respect to segment operating results. Distribution revenues and cost of sales are net of inter-company sales from the Corporation's Nitrogen business segment of $1.0 million for the three month period ended September 30, 1998 and $8.9 million and $13.2 million for the nine month periods ended September 30, 1999 and 1998, respectively. Interest income and expense allocated to the Distribution business represents interest earned or expensed from short-term investments or borrowings caused by seasonal fluctuations to Distribution working capital balances. None of the Corporation's long-term interest expense was allocated to earnings from discontinued operations.

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

4.  Inventories consisted of the following:


                        September 30,  December 31,  September 30,
(in thousands)              1999           1998          1998
--------------------------------------------------------------------
Raw materials           $   54,014     $  60,676     $  58,118
Finished goods              77,485       108,556       110,935
--------------------------------------------------------------------
Total                   $  131,499     $ 169,232     $ 169,053
====================================================================


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

     The Corporation has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 1999 and 2000, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to decrease, the Corporation will incur higher costs. Contracts were in place at September 30, 1999 to cover 44% of natural gas requirements through September 30, 2000 and 5% of natural gas requirements for the succeeding twelve months. Unrealized gains from forward pricing positions totaled $24.6 million as of September 30, 1999. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

     For the first nine months of 1999, natural gas forward pricing activities reduced natural gas costs $1.2 million compared with spot prices.

7. During the 1999 second quarter and in connection with its sale of the Distribution business segment the Corporation renegotiated its revolving credit facility and reduced the available line of credit to $62 million for working capital needs and other corporate purposes. Under the credit facility, there was $21 million outstanding all of which was classified as short-term borrowing at September 30, 1999. Interest on borrowings under this line is charged at current market rates.

8. The Corporation temporarily shut down production at its Beaumont, Texas methanol plant in January 1999 due to methanol sales prices being less than raw material costs. The plant came back on stream March 29, 1999.

9. The Corporation classifies its continuing operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The Methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. The Corporation does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:


                                       Three Months Ended September 30    Nine Months Ended September 30
                                       -------------------------------    --------------------------------
(in thousands)                               1999             1998             1999             1998
-------------------------------------------------------------------------------------------------------
Revenues - Nitrogen Products           $  144,606     $   146,527         $  519,904    $   569,892
         - Methanol                        28,569          22,243             62,133         77,054
         - Other                              303           2,774              3,365            725
--------------------------------------------------------------------------------------------------------
  Total revenues                       $  173,478     $   171,544         $  585,402    $   647,671
========================================================================================================
Operating income
         - Nitrogen Products           $  (16,884)     $    7,545         $  (26,237)    $   47,041
         - Methanol                          (801)         (3,335)           (13,785)        (2,284)
         - Other                             (175)         (5,096)            (4,180)       (13,207)
--------------------------------------------------------------------------------------------------------
  Total operating income                  (17,860)           (886)           (44,202)        31,550
========================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH
QUARTER ENDED SEPTEMBER 30, 1998

Consolidated Results

The Corporation reported a net loss of $16.9 million for the 1999 third quarter compared with a $21.8 million net loss in 1998. During the 1999 second quarter, the Corporation completed the sale of its Distribution business segment. During the 1998 third quarter, discontinued Distribution operations generated a net loss of $14.3 million.

Loss from continuing operations for the 1999 third quarter was $16.9 million compared to the 1998 loss of $7.5 million. The increased 1999 loss from continuing operations was primarily related to reduced operating income as the result of lower nitrogen prices.

The Corporation classifies its remaining operations into two business segments:
Nitrogen Products and Methanol. The Nitrogen Products segment represents wholesale sales of nitrogen products from the Corporation's ammonia production and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at the Corporation's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended September 30, 1999 and 1998 were as follows:


(in thousands)                               1999                1998
-------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                          $  144,606       $    146,527
Methanol                                       28,569             22,243
Other                                             303              2,774
-------------------------------------------------------------------------------
                                           $  173,478       $    171,544
===============================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                          $  (16,884)      $      7,545
Methanol                                         (801)            (3,335)
Other expense - net                              (175)            (5,096)
-------------------------------------------------------------------------------
                                           $  (17,860)       $      (886)
===============================================================================

Nitrogen Products

Volumes and prices for the three-month periods ended September 30, 1999 and 1998 were as follows:


VOLUMES AND PRICES
                                                   1999                              1998
-------------------------------------------------------------------------------------------------------------------
                                                   Sales          Average         Sales        Average
(quantities in thousands of tons)                  Volumes       Unit Price      Volumes      Unit Price
-------------------------------------------------------------------------------------------------------------------
Ammonia                                            303           $      115          274      $      143
Nitrogen solutions                                 794                   58          407              68
Urea                                               114                   95          117             123
Ammonium nitrate                                   189                  114          245             133
-------------------------------------------------------------------------------------------------------------------

Nitrogen revenues of $144.6 million in the 1999 third quarter approximated revenues in the 1998 third quarter as increased nitrogen solution sales volumes offset the effects of lower unit selling prices. Nitrogen solution sales volumes increased 95% over prior year levels due primarily to an earlier start to fill dealer storage capacity than experienced in 1998. Third quarter selling prices, however, were substantially below 1998 levels as price reductions for ammonia, nitrogen solutions, urea and ammonium nitrate of 20%, 15%, 23% and 14%, respectively, reduced revenues in the 1999 quarter compared with 1998 by $19.7 million. Continued industry over-capacity caused nitrogen prices to fall from prior year levels.

The Nitrogen segment had an operating loss of $16.9 million for the 1999 third quarter compared with operating income of $7.5 million in 1998. The decline in operating income was primarily related to lower selling prices. In addition, natural gas costs during the 1999 third quarter increased $3.5 million over the same 1998 period.

Methanol

For the three months ended September 30, 1999 and 1998, respectively, the Methanol segment had revenues of $28.6 million and $22.2 million. Sales volumes approximated prior year levels, but selling prices increased 26% as the result of more balanced industry inventories to demand than was the case in the 1998 third quarter. Higher raw material costs contributed to the improved industry supply-demand situation.

The Methanol segment generated a $801,000 operating loss in the 1999 third quarter compared to a $3.3 million operating loss in 1998. The lower loss was primarily the result of higher selling prices offset, in part, by natural gas cost increases of $2.1 million.

Other Expense - Net

Other operating expense of $175,000 in the 1999 third quarter was $4.9 million favorable to the 1998 third quarter expense of $5.1 million due primarily to the elimination of 1998 expenses allocated to discontinued Distribution operations.

Interest Expense - Net

Interest expense, net of interest income, totaled $12.2 million during the 1999 third quarter compared with $13.8 million for the prior year period. The decrease is primarily related to repayment of long-term debt.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest income of $2.0 million was recorded for the 1999 third quarter as the result of TNCLP losses that were included in their entirety in consolidated operating income. The 1998 third quarter minority interest charge of $5.4 million included the third-party share of TNCLP earnings plus approximately $4.7 million for a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP). On June 30, 1999, the Corporation redeemed the third-party's BMLP interest and thereby eliminated future charges to earnings relating to the minority BMLP partnership interest.

Income Taxes

Income taxes for the third quarter 1999 were recorded at an effective tax rate of 40% representing the Corporation's estimated annual effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated Results

The Corporation reported a net loss of $67.3 million for the nine months ended September 30, 1999 compared with net income of $10.5 million in 1998. During the 1999 second quarter, the Corporation sold its Distribution business segment which generated a $10.5 million net loss during the 1999 first nine months compared to net income of $22.9 million in the same 1998 period. In connection with sale of the Distribution business segment, the Corporation repaid outstanding obligations and realized a $7.3 million extraordinary loss on early retirement of debt.

The Corporation had a $49.4 million net loss from continuing operations during the nine months ending September 30, 1999 compared to a $ 12.4 million loss in 1998. The larger loss in 1999 was related primarily to lower prices for the nitrogen products manufactured and sold by the Corporation.

Total revenues and operating income (loss) by segment for the nine-month periods ended September 30, 1999 and 1998 were as follows:


(in thousands)                           1999                  1998
----------------------------------------------------------------------------
REVENUES:
Nitrogen Products                     $  519,904           $  569,892
Methanol                                  62,133               77,054
Other                                      3,365                  725
----------------------------------------------------------------------------
                                      $  585,402           $  647,671
============================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                     $  (26,237)          $  47,041
Methanol                                 (13,785)             (2,284)
Other expense - net                       (4,180)            (13,207)
----------------------------------------------------------------------------
                                      $  (44,202)          $  31,550
============================================================================

Nitrogen Products

Volumes and prices for the nine-month periods ended September 30, 1999 and 1998 were as follows:


VOLUMES AND PRICES

                                           1999                 1998
--------------------------------------------------------------------------------
                                      Sales    Average     Sales    Average
(quantities in thousands of tons)    Volumes  Unit Price  Volumes  Unit Price
-------------------------------------------------------------------------------
Ammonia                                1,120  $      120      973  $      150
Nitrogen solutions                     2,698          62    2,450          69
Urea                                     428          98      468         125
Ammonium nitrate                         624         115      619         136
--------------------------------------------------------------------------------

Nitrogen revenues declined $50 million to $519.9 million in the 1999 first nine months compared with $569.9 million in the 1998 period due to lower selling prices. Continued industry global over-capacity coupled with lower U.S demand caused by reductions to planted corn and wheat acres caused nitrogen prices to fall from prior year levels. Nitrogen solution sales prices were also adversely affected by increased competition as the result of expanded domestic production capacity during the past year and Spring planting conditions that favored ammonia consumption as an alternative to nitrogen solutions. Sales volumes of nitrogen solutions increased over 1998 quantities during the third quarter as the result of an earlier start to fill dealer storage capacity in 1999.

The Nitrogen segment had an operating loss of $26.2 million during the nine months ended September 30, 1999 compared with operating income of $47.0 million for the same 1998 period. The decline in operating income was primarily related to lower selling prices which declined $72 million on 1998 volumes. Natural gas costs during the 1999 first nine months increased $12.4 million over the same 1998 period, but this and other cost increases were mostly offset by lower operating costs at the Corporation's facilities in the United Kingdom acquired at the beginning of 1998.

Methanol

For the nine months ended September 30, 1999 and 1998, respectively, the Methanol segment had revenues of $62.1 million and $77.1 million. The Corporation's Beaumont plant was shut down for two months during the 1999 first quarter which primarily caused the significant decline in 1999 revenues. The Corporation made the decision to cease production because raw material costs exceeded selling prices. As a result of the shutdown, sales volumes declined by 16% to 184 million gallons compared with the 1998 first nine months.

The methanol segment had an operating loss of $13.8 million for the first nine months of 1999 compared with a $2.3 million loss for the 1998 period. The increased operating loss was a result of the first quarter 1999 plant shutdown including $2.8 million of losses on its natural gas forward pricing positions that were not required due to the plant shutdown.

Other Expense - Net

The Corporation had $4.2 million of other operating expenses during the 1999 period compared to $13.2 million during the 1998 period. Most of these expenses represent allocations of shared services expenses to discontinued Distribution operations which amounted to $3.5 million and $11.2 million for the first nine months of 1999 and 1998, respectively.

Interest Expense - Net

Interest expense, net of interest income, totaled $30.6 million during the 1999 first nine months compared with $38.3 million for the prior year period. The decrease is primarily related to interest income of $6.3 million realized in connection with the sale of the Distribution business segment.

Minority Interest

Minority interest represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP) and a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP). Minority interest charges for the limited partnership interest in BMLP were $9.4 million during the 1999 first nine months. The Corporation redeemed the third-party's BMLP interest on June 30, 1999 and thereby eliminated future charges to earnings relating to the minority BMLP partnership interest.

Minority interest was $7.6 million for the nine months ended September 30, 1999 compared with $22.6 million in 1998. Minority interest declined due primarily to lower earnings from TNCLP operations and the Corporation's June 30, 1999 redemption of the BMLP interest.

Income Taxes

Income taxes for the first nine months of 1999 were recorded at an effective tax rate of 40%, comparable to the effective tax rate for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Cash used for operations in the first nine months of 1999 was $187.9 million comprised of $216.7 million to fund working capital increases, net of $28.8 million in earnings from continuing operations after non-cash charges. Working capital changes included termination of the Corporation's accounts receivable securitization program which used cash of $130 million during 1999 to repay outstanding December 31, 1998 balances.

On June 30, 1999, the Corporation sold its Distribution business segment to Cenex/ Land O' Lakes Agronomy Company ("Buyer") for $485 million subject to post-closing adjustments and final audit. The sales proceeds, net of increases to Distribution net working capital balances since December 31, 1998 and other operating cash items, contributed $315.6 million to 1999 cash flows. Sales proceeds were used to redeem the outstanding preferred minority interest in BMLP for $225 million, fund termination of the accounts receivable securitization program and repay outstanding borrowings under the Corporation's revolving credit facility. The Corporation expects to finalize post-closing adjustments and complete the final audit prior to December 31, 1999.

In connection with the sale of the Distribution business segment, the Corporation renegotiated outstanding bank agreements and reduced amounts available under its revolving credit facility from $225 million to $63 million. As of September 30, 1999, $21 million was outstanding under this facility and an additional $15 million was used to support outstanding letters of credit. The Corporation believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

Management expects that nitrogen and methanol prices will remain at or near current levels through the remainder of 1999 and into 2000. An unanticipated decline to prices of 10% or more, or other factors causing a similar reduction to operating income, will result in the Corporation's failure to meet certain earnings covenants contained in its revolving credit facility and $117 million bank term loan. Failure to meet these covenants would require the Corporation to incur additional costs to amend the bank facilities or could result in termination of the facilities. The Corporation is in discussion with lending institutions concerning alternative refinancing packages which would replace existing bank facilities in order to increase liquidity sources and reduce risk of failing to maintain earnings covenants. Although there can be no assurance that the Corporation will complete any of the contemplated alternatives, it is planned that the refinancing will be completed near December 31, 1999.

The Corporation funded plant and equipment expenditures of $32.1 million year-to-date in 1999. Approximately $20 million of the 1999 expenditures was for the ammonia production loop at the Beaumont, Texas methanol plant expected to be fully operational by the end of 1999. The Corporation expects remaining 1999 capital expenditures to approximate $15 million consisting of the expenditures to complete the Beaumont ammonia production loop, routine replacement of equipment and efficiency improvements at manufacturing facilities.

During the first nine months of 1999, the Corporation distributed a preferred return of $9.4 million to BMLP's minority partner and paid dividends of $0.07 per Common Share which totaled $5.3 million. The Corporation redeemed the BMLP minority interest on June 30, 1999 and thereby eliminated future cash requirements to fund payments to the BMLP minority partner. On August 3, 1999, the Board of Directors suspended the Corporation's payment of a regular quarterly dividend on common stock.

Cash balances at September 30, 1999 were $5.5 million none of which was used to collateralize letters of credit.

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

YEAR 2000 ISSUES

The Corporation has assigned dedicated resources to address its year 2000 computer issues with a Year 2000 Steering Committee providing management oversight and coordination and has also published Year 2000 Information and Disclosures on Terra's website (http://www.terraindustries.com). In general,
                                -------------------------------
management believes the "State of Readiness" for the Corporation is such that it will be ready for Year 2000 issues on time.

The Corporation's management information systems (MIS) environment has been assessed for Year 2000 issues and nearly all remedial actions and testing have
been completed with minimal cost.   Remaining MIS actions require updating a few
software packages originally purchased from third parties that are scheduled to be updated in 1999.

Organization-wide reviews of all possible computing functions have been completed, including the process control systems and instrumentation in the manufacturing facilities, with the few remaining remedial actions scheduled to be updated in 1999. The cost of these remedial actions is not expected to be material to the Corporation.

The Corporation has largely completed its assessment of Year 2000 issues in relation to its customers, suppliers and other constituents.

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

The Corporation anticipates that it will complete all remaining assessment, remediation, testing, and contingency planning efforts for Year 2000 issues in advance of year end. Based on substantial completion of activities to date, the Corporation anticipates that Year 2000 issues, including the historical and estimated costs of remediation, will not have a material effect on its business, results of operations or financial condition. However, the costs or consequences of incomplete or untimely resolution of Year 2000 issues by the Corporation or third parties could have a material adverse affect on the Corporation.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 56% of the Corporation's outstanding shares. Anglo American has made public its intention to dispose of its interest in the Corporation with the timing based on market and other conditions.

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

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    10.1.21 Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan

                    27      Financial Data Schedule [EDGAR filing only]

               (b)  Reports on Form 8-K

                    None


SIGNATURE

                       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TERRA INDUSTRIES INC.



Date:  November 8, 1999               /s/ Francis G. Meyer
                                      -----------------------------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer  and a duly authorized signatory