Form 10-K405
period 1999-12-31
TERRA INDUSTRIES INC
filed 2000-03-30
CIK 722079

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission file number: 1-8520

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

                                 Terra Centre
                               600 Fourth Street
                                P.O. Box 6000
                               Sioux City, Iowa
                   (Address of principal executive offices)

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

                                 ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, at January 31, 2000, was approximately $71 million.

     On January 31, 2000, the Registrant's outstanding voting stock consisted of 75,308,040 Common Shares, without par value.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 2, 2000. Certain information therein is incorporated by reference into Part III hereof.


                               TABLE OF CONTENTS


                                            PART I
                                            ------

Items 1 and 2.  Business and Properties..................................................   1

Item 3.         Legal proceedings........................................................   8

Item 4.         Submission of matters to a vote of security holders......................   8

                Executive officers of Terra..............................................   8

                                           PART II
                                           -------

Item 5.         Market for Terra's common equity and related stockholder matters.........   9

Item 6.         Selected financial data..................................................   9

Item 7.         Management's discussion and analysis of financial condition and results
                 of operations...........................................................   9

Item 8.         Financial statements and supplementary data..............................   9

Item 9.         Changes in and disagreements with accountants on accounting and financial
                 disclosure..............................................................   9

                                           PART III
                                           --------

Item 10.        Directors and executive officers of Terra................................  10

Item 11.        Executive compensation...................................................  10

Item 12.        Security ownership of certain beneficial owners and management...........  10

Item 13.        Certain relationships and related transactions...........................  10

                                           PARTIV
                                           -------

Item 14.        Exhibits, financial statement schedules and reports on Form 8-K..........  10
Signatures...............................................................................  15

Index to financial statement schedules, reports and consents............................. S-1

                                    PART I
                                    ------

Items 1 and 2.  BUSINESS AND PROPERTIES.

     Terra Industries Inc., a Maryland corporation, is referred to as "Terra" in this report. References to Terra also include the direct and indirect subsidiaries of Terra Industries Inc. where required by the context. Subsidiaries not wholly owned by Terra include a limited partnership which operates Terra's manufacturing facilities in Blytheville, Arkansas and Verdigris, Oklahoma. Terra is the sole general partner and the majority limited partner in this limited partnership. Terra's principal corporate office is located at Terra Centre, 600 Fourth Street, P.O. Box 6000, Sioux City, Iowa 51102-6000 and its telephone number is (712) 277-1340.

Business Overview

     Terra is an industry leader in the production and marketing of both nitrogen products and methanol. Terra is one of the largest producers of anhydrous ammonia and nitrogen solutions in the United States and Canada and is the largest producer of ammonium nitrate in the United Kingdom. In addition, Terra is one of the largest U.S. producers and marketers of methanol.

     Terra owns eight facilities that produce nitrogen products and methanol. These facilities are located in or near the following locations and have the following production capacities:

==============================================================================================
          Location
                                                  Annual Capacity
                         ---------------------------------------------------------------------
                            Ammonia/1/  Urea/2/   Methanol/3/    UAN-28/4/            AN/4/
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Beaumont, Texas/5/           255,000              280,000,000
----------------------------------------------------------------------------------------------
Blytheville, Arkansas        420,000   480,000                      30,000
----------------------------------------------------------------------------------------------
Port Neal, Iowa              350,000    35,000                     810,000
----------------------------------------------------------------------------------------------
Verdigris, Oklahoma        1,050,000                             2,180,000
----------------------------------------------------------------------------------------------
Woodward, Oklahoma/6/        440,000    25,000     40,000,000      340,000
----------------------------------------------------------------------------------------------
Courtright, Ontario          480,000   175,000                     400,000
----------------------------------------------------------------------------------------------
Severnside, U.K.             265,000                                                 500,000
----------------------------------------------------------------------------------------------
Billingham, U.K./7/          550,000                                                 500,000
----------------------------------------------------------------------------------------------
Total                      3,810,000   715,000    320,000,000    3,760,000         1,000,000
----------------------------------------------------------------------------------------------
1.  Measured in gross tons of ammonia produced; net tons will vary with upgrading requirements.
2.  Urea is sold as urea liquor from Port Neal and Woodward and as a granular urea from
    Blytheville and Courtright.
3.  Measured in gallons.
4.  Measured in tons.
5.  Terra's Beaumont, Texas facility produced only methanol until completion of an ammonia production loop at that facility in January 2000.
6.  Ammonia capacity depends, in part, on the desired rate of methanol production at this facility.
7.  Terra's Billingham, England facility produces merchant nitric acid; 1999 sales were
    348,390 product tons.
==============================================================================================

     Until June 30, 1999, Terra also operated retail facilities in the U.S. and Canada for the distribution and marketing of fertilizers, crop protection products, seed and services. Terra sold this business to Agro Distribution, LLC, an affiliate of Cenex/Land O'Lakes Agronomy Company, on that date.

     For more information regarding the industry segments in which Terra operates and the sold distribution operations, see notes 2 and 21 to the consolidated financial statements included in this report.

Nitrogen Products

     Nitrogen is one of three primary nutrients essential for plant growth. Nitrogen fertilizers must be reapplied each year in agricultural areas because of absorption by crops and leaching from the soil. There are currently no substitutes for nitrogen fertilizers in the cultivation of high-yield crops.

     Terra is a major producer and distributor of nitrogen products, principally fertilizers. Ammonia, urea and urea ammonium nitrate solution ("UAN") are Terra's principal products produced and sold in North America. Terra produces and sells principally ammonia and ammonium nitrate ("AN") in the U.K. A significant portion of Terra's ammonia production is upgraded into other nitrogen products, such as urea, UAN and AN. Other important products manufactured by Terra include nitric acid and carbon dioxide.

     Although these different nitrogen products are interchangeable to some extent, each has its own characteristics. These characteristics make one product or another preferable to Terra's end-user customers. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of appropriate storage, handling and application equipment. These products are described in greater detail below:

     Ammonia.  Anhydrous ammonia is the simplest form of nitrogen fertilizer and
     -------
is the feedstock for the production of most other nitrogen fertilizers, including urea, UAN and AN. It is produced by natural gas reacting with steam and air at high temperatures and pressures in the presence of catalysts. It has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per pound of nitrogen. Ammonia has a distinctive odor and requires refrigeration or pressurization for transportation and storage.

     Urea.  Urea is produced for both the animal feed and fertilizer market by
     ----
converting ammonia and carbon dioxide into liquid urea, which can be turned into a solid form. Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. Terra produces both a granulated form of solid urea, generally for the fertilizer market, and urea liquor (liquid) for animal feed supplements.

     UAN.  Terra produces UAN at five of its six North American fertilizer
     ---
manufacturing facilities. Terra's Verdigris, Oklahoma facility is one of the largest UAN production facilities in North America. UAN is produced by combining liquid urea, liquid ammonium nitrate and water. The nitrogen content of UAN is approximately 28% to 32% by weight. UAN is a liquid fertilizer and, unlike ammonia, is generally odorless and does not need to be refrigerated or pressurized for transportation or storage.

     UAN may be applied separately or may be mixed with various crop protection products, permitting the application of several materials simultaneously, and thus reducing energy and labor costs and accelerating field preparation for planting. In addition, UAN may be applied from ordinary tanks and trucks and can be sprayed or injected into the soil, or applied through irrigation systems, throughout the growing season. UAN is relatively expensive to transport and store because of its high water content. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to volatilization losses.

     AN.  Terra produces AN at its two facilities in the U.K.  AN is produced by
     --
combining nitric acid and ammonia into a liquid form which is then turned into a solid. The nitrogen content of AN is 34.5% by weight.

     Terra's sales mix of its principal nitrogen products (based on product tons sold), for each of the last three years (including Terra's U.K. business in 1998 and 1999 only) was approximately as follows:

                        1999                      1998                      1997
                        ----                      ----                      ----
         Ammonia        22%                       21%                       22%
         Urea            9%                       11%                       12%
         UAN            56%                       55%                       66%
         AN             13%                       13%                       N/A

     Plants. All of Terra's North American facilities (other than the Beaumont, Texas location) are integrated facilities for the production of ammonia, liquid urea and UAN. (The ammonia production loop at the Beaumont facility produces only ammonia.) In addition, Terra's facilities in Blytheville, Arkansas and Courtright, Ontario produce granular urea. Terra's two U.K. facilities are integrated facilities for the production of ammonia, nitric acid, ammonium nitrate and liquid carbon dioxide.

     Terra's eight fertilizer manufacturing facilities are each designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of Terra's fertilizer manufacturing facilities (including Terra's U.K. facilities in 1998 and 1999 only) was 96% in 1999, 102% in 1998 and 103% in 1997.

     Terra owns all of its manufacturing facilities in fee, unless otherwise stated below. (See "Methanol - Plants" for a description of leased facilities at the Beaumont, Texas facility.) All Terra manufacturing facilities (including the Beaumont facility) are subject to encumbrances in favor of lenders.

     Located at the Verdigris, Oklahoma facility are two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Terra owns the plants in fee, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the port terminal is scheduled to expire in April 2004, and Terra has an option to renew the lease for an additional five-year term.

     The Blytheville, Arkansas facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN plant. The ammonia plant is leased from the City of Blytheville at a nominal annual rate The ammonia plant lease is scheduled to expire in November 2004, and Terra has an option to extend the lease for eleven successive terms of five years each at the same rental rate. Terra has an unconditional option to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The urea plant lease is scheduled to expire in November 2005, and Terra has an option to extend the lease for three successive terms of five years each at the same rental rate. Terra also has a similar, unconditional option to purchase the urea plant for a nominal price.

     In the first quarter of 2000, Terra completed a $57 million capital project to add an ammonia production loop to its Beaumont, Texas facility. This project has added 255,000 tons of annual ammonia production capacity, without reducing the plant's capacity for producing methanol.

     Marketing and Distribution.  Terra's production facilities, combined with
     --------------------------
significant storage capacity at about 60 locations throughout the Midwestern United States and other major fertilizer consuming regions, position Terra to be a major supplier of nitrogen fertilizers.

     Terra's principal customers for its North American manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. In the U.K., revenues are virtually split evenly between agricultural and industrial customers. Overall, industrial customers accounted for approximately 21% of Terra's 1999 production, while they accounted for approximately 23% of Terra's 1998 production.

     As part of the sale of its farm service centers and distribution business in the second quarter of 1999, Terra and Cenex/Land O'Lakes entered into a nitrogen fertilizer supply agreement. Under this agreement, Cenex/Land O'Lakes will for three years purchase from Terra approximately the quantity of product that Terra supplied to both Terra's own distribution business and to Cenex/Land O'Lakes before the sale of the distribution business. Prior to this transaction, Terra sold product to its distribution business equal to, on an annualized basis, approximately 12% of Terra's 1999 production. In 1998, 12% of Terra's production in North America was sold to the distribution business.

     Under an agreement with Imperial Chemical Industries (ICI), Terra makes payments to ICI based on the market price of ammonium nitrate in connection with Terra's U.K. business. Over the term of this agreement, Terra must make a payment for any year through 2002 in which the average ammonium nitrate price it receives exceeds certain thresholds, subject to a maximum payment of (Pounds)58 million ($95.7 million at the time the agreement was signed). Because of these payments, Terra will not benefit fully from the U.K. market price of ammonium nitrate over certain thresholds during this agreement's term. Terra did not make any payments to ICI under this agreement in 1999 or 1998.

Methanol

     Terra possesses approximately 320 million gallons of annual methanol production capacity, representing approximately 16% of total U.S. rated methanol production capacity at the end of 1999.

     Product.  Methanol is a liquid petrochemical made primarily from natural
     -------
gas. It is used as a feedstock in the production of other chemical products such as formaldehyde, acetic acid and chemicals used in the building products industry. Another major market for methanol is as a feedstock in the production of MTBE, an oxygenate used as an additive in re-formulated gasoline and as an octane enhancer in non-reformulated gasoline. The methanol manufacturing process involves heating natural gas feedstock, mixing it with steam and passing it over a nickel-based catalyst, which breaks it down into carbon monoxide, carbon dioxide and water. This reformed gas is then cooled, compressed and passed over a copper-zinc-based catalyst to produce crude methanol. Crude methanol consists of approximately 80% methanol and 20% water. Crude methanol is distilled to remove water and impurities in order to convert it to high-purity chemical-grade methanol suitable for sale.

     Plants.  Terra's Woodward, Oklahoma facility produced 34 million, 38
     ------
million and 34 million gallons of methanol in 1997, 1998 in 1999, respectively. Terra's Beaumont, Texas facility is among the largest methanol production plants in the U.S., with approximately 280 million gallons of annual methanol production capacity. This plant produced 276 million, 258 million and 207 million gallons of methanol in 1997, 1998 and 1999, respectively. This plant was temporarily idled for two months in 1999 due to low methanol prices.

     Terra owns the plant and processing equipment at the Beaumont facility. The land is leased by Terra from E.I. du Pont de Nemours and Company for a nominal annual rate under a lease agreement which expires in 2090. Because the Beaumont facility is entirely contained within a complex owned and operated by Du Pont, Terra depends on Du Pont for access to the facility. Terra depends on Du Pont for access and certain essential services relating to wharf facilities located on Du Pont property through which most of the finished methanol product is shipped to customers. Lastly, Terra depends on Du Pont for access to the pipelines used to transport methanol and to obtain natural gas, as well as for certain utilities, wastewater treatment facilities and other essential services.

     Marketing and Distribution; Contracts. Terra's methanol customers are
     -------------------------------------
primarily large, domestic chemical or MTBE producers. Terra has a number of long-term methanol sales contracts, the most significant of which is with Du Pont. In 1999, Terra sold over 57% of its production under such contracts. At December 31, 1999, Terra had contracted to sell over 49% of its 2000 scheduled production at prices indexed to published sources. Most of these sales contracts (other than the Du Pont contract noted below) cover fixed volumes and have terms of up to three years.

     Under the Du Pont contract, as amended, Du Pont has agreed to purchase from Terra 54 million gallons of methanol each year through 2001 (representing 19% of the Beaumont facility's annual production capacity). The price of the methanol delivered under this contract is generally negotiated on the basis of the relevant index and the previous month's price.

Credit

     Terra's credit terms are generally 30 days from date of shipment, but may be extended for longer periods during certain sales seasons consistent with industry practices. In the U.K., Terra's fertilizer sales for the second half of the year are typically payable in December of that year, which is in accordance with industry practice. Bad debt writeoffs have been less than $1 million annually for each of the past three years.

Seasonality and Volatility

     The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted production, requiring significant storage capacity. This seasonality also generally results in higher fertilizer prices during peak periods, with prices typically reaching their highest point in the spring, decreasing in the summer and increasing in the fall (as depleted inventories are restored) through the spring.

     The fertilizer business can also be volatile as a result of a number of other factors. The most important of these factors are:

     . Weather patterns and field conditions (particularly during periods of high fertilizer consumption);
     .  Quantities of fertilizers imported to and exported from North America;
        and
     . Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets.

     U.S. governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

     Nitrogen fertilizer price levels are influenced by the world supply and demand balance for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions, such as China's cessation of urea imports in recent years. Supply is affected by worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America. During the mid to late 1990's favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. More recently, depressed prices and margins for nitrogen products have resulted in some curtailments or shutdowns of capacity. Some of these shutdowns are expected to be permanent. Profit margins will continue to be under pressure until either demand is sufficient to absorb total supplies or additional marginal production capacity is shut down.

     While most methanol sold in the U.S. is sold pursuant to long-term contracts based on market index pricing and a fixed volume, as with any commodity chemical, the spot market price of methanol can be volatile. The industry has experienced cycles of oversupply, resulting in depressed prices and idled capacity, followed by periods of shortage and rapidly rising prices. At the end of 1998 and through 1999, methanol sales prices were below the low end of their historic sales price range and there can be no assurance as to whether or when prices may turn higher. Future demand for methanol will depend in part on the regulatory environment with respect to reformulated gasoline. In 1999, the State of California mandated a ban on MTBE starting in 2002. If this ban is implemented, about 5% of the current global methanol supply will need to be curtailed or redirected. Methanol is expected to be the primary energy source for fuel cells used in various applications. The first commercial production of fuel cell-powered automobiles is expected in 2005. Consequently, methanol demand could change sharply over the next several years depending on MTBE use, the scope and rate of fuel cell implementation and other factors.

Raw Materials

     The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 1999 comprised about 50% of total costs and expenses for North American nitrogen products business, 28% of total costs and expenses for the U.K. nitrogen products business, and 62% of total costs and expenses associated with the Methanol segment. Terra believes that there is a sufficient supply of natural gas for the foreseeable future and has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies during the heating season.

     Terra's natural gas procurement policy is to effectively fix or cap the price of approximately 25% to 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period. This is accomplished through various supply contracts, financial derivatives and other forward-pricing techniques. A significant portion of global nitrogen products and methanol production is at facilities with access to fixed-priced natural gas supplies. These facilities' natural gas costs have been and could continue to be substantially lower than Terra's.

     If natural gas prices increase, Terra may benefit from its use of forward-pricing techniques. Conversely, if natural gas prices fall, Terra may incur costs above the spot market price as a result of such techniques. The settlement dates of forward-pricing contracts are scheduled to coincide with gas purchases. These contracts are based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices.

Transportation

     Terra uses several modes of transportation to receive materials and distribute product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. Terra uses approximately 83 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in 21 states and one Canadian province. Terra also has a methanol storage facility in Beaumont, Texas. Terra transports products from this facility primarily by marine vessels and via pipeline to selected customers.

     Railcars are the major source of transportation at Terra's North American manufacturing facilities. Terra leases approximately 2,350 railcars. Terra also owns ten nitric acid railcars. In the U.K., Terra's AN production is transported primarily by contract carriers' trucks and its ammonia production is transported primarily by Terra-owned pipelines.

     Terra transports purchased natural gas to its Woodward and Verdigris, Oklahoma facilities via an intrastate pipeline. This pipeline is not an open-access carrier, but Terra can transport natural gas from any Oklahoma source that is connected to this widespread pipeline system. Terra also has limited access to out-of-state natural gas supplies for these facilities. The Beaumont, Texas facility purchases delivered natural gas via four intrastate pipelines. The Courtright, Ontario facility purchases natural gas which is delivered by a local utility. This natural gas is transported from western Canada and the U.S. via the TransCanada Pipeline under various delivery contracts. Terra transports purchased natural gas for its Blytheville, Arkansas facility which is delivered by a natural gas pipeline company. Purchased natural gas is transported to the Port Neal, Iowa facility via an interstate, open-access pipeline. To comply with a Federal Energy Regulatory Commission order, Terra maintains direct access to this interstate carrier. However, to maintain supply flexibility, Terra maintains an alternative connection to a local natural gas utility. Purchased natural gas is transported to Terra's Billingham and Severnside, England facilities via a nationwide, open-access pipeline system.

Research and Development

     Terra does not currently have any significant, ongoing research and development efforts.

Competition

     Nitrogen products are a global commodity, and Terra's customers include growers and industrial end-users, dealers and other fertilizer producers. Customers base purchasing decisions principally on the delivered price and availability of the product. Terra competes with a number of U.S. and foreign producers, including state-owned and government-subsidized entities. Some of Terra's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than Terra. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies. Terra competes with other manufacturers of nitrogen fertilizer on delivery terms and availability of products, as well as on price.

     The methanol industry, like the fertilizer industry, is highly competitive and such competition is based largely on price, reliability and deliverability of this global commodity. The relative cost and availability of natural gas and the efficiency of production facilities are important competitive factors. Significant determinants of a methanol manufacturing plant's competitive position are the natural gas acquisition and transportation contracts that a plant negotiates with its major suppliers. Domestic competitors for methanol include a number of large integrated petrochemical producers, many of which are better capitalized than Terra.

Environmental and Other Regulatory Matters

     Terra's operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Terra's operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Terra's U.K. operations are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker health and safety. Terra is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. Precautions are taken to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and remediation by federal or state regulatory authorities, Terra may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or analogous laws for all or part of the costs of such investigation and remediation.

     Terra has been designated as a potentially responsible party ("PRP") under CERCLA and its state analogues with respect to various sites. Under such laws, all PRPs may be held jointly and severally liable for the costs of investigation and remediation of an environmentally damaged site regardless of fault or legality of original disposal. After consideration of such factors as the number and levels of financial responsibility of other PRPs, the existence of contractual indemnities, the availability of defenses and the speculative nature of the costs involved, Terra believes that its liability with respect to these matters will not be material.

     Terra retained a small number (less than 10%) of its retail locations after the sale of its distribution business in the second quarter of 1999. Some of these locations were the subject of environmental clean-up activities for which Terra has retained liability. Terra does not believe that such environmental costs and liabilities will have a material effect on its results of operations, financial position or net cash flows.

     With respect to the Verdigris facility and Blytheville facility, Freeport-McMoRan Resource partners, Limited Partnership (a former owner and operator of these facilities) retained liability for certain environmental matters. With respect to the Beaumont facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to the 1991 disposition by DuPont. Likewise, with respect to the Billingham and Severnside, England facilities, the seller, ICI, indemnified Terra for pre-December 31, 1997 environmental contamination associated with the purchased assets.

     Terra may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements are also typically applicable to competitors as well. Terra estimates that the cost of complying with these existing requirements in 2000 and beyond will be less than $10 million.

     Terra endeavors to comply (and has incurred substantial costs in connection with such compliance) in all material respects with applicable environmental, safety and health regulations. Because these regulations are expected to continue to change and generally be more restrictive than current requirements, the costs of compliance will likely increase. Terra does not expect its compliance with such regulations to have a material adverse effect on its results of operations, financial position or net cash flows.

Employees

     Terra had 1,351 full-time employees at December 31, 1999, with only the U.K. employees being covered by anything equivalent to a collective bargaining agreement.

Item 3.  LEGAL PROCEEDINGS.

     Various legal proceedings are pending against Terra and its subsidiaries. Terra believes that the aggregate liability resulting from these proceedings will not be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of security holders of the Company during the fourth quarter of 1999.


                          EXECUTIVE OFFICERS OF TERRA

     The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

                                                    Present positions and offices with the Company
        Name and age                              and principal occupations during the past five years
        ------------                              ----------------------------------------------------
Michael L. Bennett (46)                 Executive Vice President and Chief Operating Officer of Terra since February
                                        1997; President and Chief Executive Officer of Terra Nitrogen Division since
                                        June 1998; President of Terra Distribution Division from November 1995 to
                                        February 1997; Senior Vice President of Terra from February 1995 to February
                                        1997; Senior Vice President, Distribution of Terra International from October
                                        1994 to February 1997; Vice President, Northern Division thereof from January
                                        1992 to October 1994.

Burton M. Joyce (58)                    President and Chief Executive Officer of Terra since May 1991; Executive
                                        Vice President and Chief Operating Officer thereof from February 1988 to
                                        May 1991.

William R. Loomis, Jr. (51)             Chairman of the Board of Terra since May 1996 and a director thereof since
                                        February 1996; Managing Director of Lazard Freres & Co. LLC since June
                                        1995 and General Partner in the Banking Group of Lazard Freres & Co. from
                                        1984 to June 1995.

Francis G. Meyer (48)                   Senior Vice President and Chief Financial Officer of Terra since November
                                        1995; Vice President and Chief Financial Officer thereof from November
                                        1993 to November 1995.

W. Mark Rosenbury (52)                  Senior Vice President and Chief Administrative Officer of Terra since
                                        August 1999; Vice President, European Operations of Terra and Managing
                                        Director of Terra Nitrogen U.K. from January 1998 to August 1999; Vice
                                        President, Business Development and Strategic Planning of Terra from
                                        November 1995 to January 1998; President of Terra Nitrogen Corporation
                                        from November 1994 to February 1996; Executive Vice President of Terra
                                        from November 1993 to November 1995; Chief Operating Officer thereof from
                                        November 1993 to November 1994.

Wynn S. Stevenson (45)                  Vice President, Taxes and Corporate Development of Terra since May 1998;
                                        Vice President, Taxes of Terra from April 1996 to May 1998; Director,
                                        Taxes thereof from June 1992 to April 1996.

George H. Valentine (51)                Senior Vice President, General Counsel and Corporate Secretary of Terra
                                        since November 1995; Vice President, General Counsel and Corporate
                                        Secretary thereof from November 1993 to November 1995.

     There are no family relationships among the executive officers and directors of Terra or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Officers of Terra are elected annually to serve until their respective successors are elected and qualified.

                                    PART II
                                    -------

Item 5.  MARKET FOR TERRA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information with respect to the market for Terra's common equity and related stockholder matters contained in Exhibit 13 hereto (primarily under the headings "Quarterly Financial and Stock Market Data (Unaudited)" and "Stockholders") is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

     Information with respect to selected financial data contained in Exhibit 13 hereto (primarily under the heading "Financial Summary") is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information with respect to management's discussion and analysis of financial condition and results of operations contained in Exhibit 13 hereto (primarily under the heading "Financial Review") is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to quantitative and qualitative disclosures about market risk contained in Exhibit 13 hereto (primarily under the subheading "Risk Management and Financial Instruments" of the "Financial Review" discussion) is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the notes thereto and the report of independent auditors thereon, and the information set forth under the heading "Quarterly Financial and Stock Market Data (Unaudited)" contained in
Exhibit 13 hereto are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TERRA.

     Information with respect to directors of Terra under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 2000, is incorporated herein by reference. Information with respect to executive officers of Terra appears under the caption "Executive Officers of Terra" in Part I hereof and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 2000, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 2000, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 2000, is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules.

     1. Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Exhibit 13 hereof).

            Consolidated Statements of Financial Position at December 31, 1999 and 1998.

            Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

            Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

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

(b)  Executive Compensation Plans and Arrangements.

     Exhibits 10.1.1 through 10.1.21 are incorporated herein by reference.

(c)  Reports on Form 8-K

     Terra did not file any reports of Form 8-K in the fourth quarter of 1999.

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

     4.2 Indenture dated as of June 22, 1995 between Terra Industries and First Trust National Association, as trustee, including form of Exchange Note, filed as Exhibit 4.1 to Terra Industries' Registration Statement on Form S-4, as amended (File No. 33-60853), is incorporated herein by reference.

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

     4.5 Limited Waiver dated as of March 22, 1999 to the 1998 Credit Agreement, filed as Exhibit 4.5 to Terra Industries' Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

     4.6 Amended and Restated Credit Agreement dated June 25, 1999 among Terra Capital, Inc., Certain Guarantors, Certain Lenders, Certain Issuing Banks, Salomon Smith Barney Inc., as Arranger, and Citibank, N.A., as Administrative Agent (without exhibits or schedules), filed as Exhibit 4.6 to Terra Industries' Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference.

     4.7 Credit Agreement dated December 31, 1997 and Amended and Restated June 25, 1999 among Terra International (Canada) Inc., Certain Guarantors, Certain Lenders, Salomon Smith Barney Inc., as Arranger, and Citibank, N.A., as Administrative Agent (without exhibits or schedules), filed as Exhibit 4.7 to Terra Industries' Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference.

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

     10.1.13* Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan.

     10.1.14* Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan.

     10.1.15 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to Terra Industries' Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

     10.1.16 Executive Retention Agreement for William R. Loomis, Jr., filed as Exhibit 10.1.17 to Terra Industries' Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

     10.1.17   Executive Retention Agreement for Burton M. Joyce, filed as
               Exhibit 10.1.18 to Terra Industries' Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

     10.1.18 Form of Executive Retention Agreement for Other Executive Officers, filed as Exhibit 10.1.19 to Terra Industries' Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

     10.1.19 1999 Incentive Award Program for Officers and Key Employees of Terra Industries, filed as Exhibit 10.1.20 to Terra Industries' Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

     10.1.20 Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries' Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

     10.1.21* Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan.

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

     10.10** Second Amended and Restated Agreement of Limited Partnership of Beaumont Methanol, Limited Partnership dated March 31, 1998 by and among Terra Methanol Corporation, BMC Holdings, Inc. and Nova Products LLC, filed as Exhibit 10.11 to Terra Industries' Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

     10.11 Amendment No. 1 dated as of September 30, 1998 to the Second Amended and Restated Agreement of Limited Partnership of Beaumont Methanol, Limited Partnership, filed as Exhibit 10.12 to Terra Industries' Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

     10.12 Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O'Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries' Form 8-K dated May 3, 1999, is incorporated herein by reference.

     13* Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 1999.

     21*       Subsidiaries of Terra Industries.

     24*       Powers of Attorney.

     27*       Financial Data Schedule. [EDGAR filing only]

--------------------------------------------------------------------------------

     *   Filed herewith.
     **  Confidential treatment requested.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TERRA INDUSTRIES INC.

Date:  March 28, 2000              By: /s/ FRANCIS G. MEYER
                                       --------------------
                                       Francis G. Meyer
                                       Senior Vice President and Chief Financial
                                       Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                  Title
---------                                  -----

*                                          Chairman of the Board
____________________________
William R. Loomis, Jr.

*                                          Director, President and Chief
----------------------------
Executive Officer                          (Principal Executive Officer)
Burton M. Joyce

*                                          Senior Vice President and Chief
----------------------------
Financial Officer                          (Principal Financial Officer)
Francis G. Meyer

*                                          Director
----------------------------
Edward G. Beimfohr

*                                          Director
----------------------------
Carole L. Brookins

*                                          Director
----------------------------
Edward M. Carson

*                                          Director
----------------------------
Thomas H. Claiborne

*                                          Director
----------------------------
Eric K. Diack

*                                          Director
----------------------------
David E. Fisher

*                                          Director
----------------------------
John R. Norton III

*                                          Director
----------------------------
Henry R. Slack


Date: March 28, 2000                         *By: /s/ GEORGE H. VALENTINE
                                                  ------------------------
                                                  George H. Valentine
                                                  Attorney-in-Fact

         INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS
         ------------------------------------------------------------

                                                                            Page
                                                                            ----
Report of Deloitte & Touche LLP on Financial Statement Schedules...........  S-2

Consent of Deloitte & Touche LLP...........................................  S-2

Schedule No.
-----------------

     I   Condensed Financial Information of Registrant.....................  S-3

     II  Valuation and Qualifying Accounts:
         Years Ended December 31, 1999, 1998 and 1997......................  S-7

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

                        INDEPENDENT AUDITORS' REPORT ON
                        -------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------


To the Board of Directors and Stockholders of Terra Industries Inc.:

     We have audited the consolidated financial statements of Terra Industries Inc. and subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 10, 2000, such financial statements and report are included in the 1999 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the Financial Statement Schedules of Terra Industries Inc. listed in Item 14(a) of this Form 10-K. These Financial Statement Schedules are the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such Financial Statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 10, 2000



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

     We consent to the incorporation by reference in Registration Statements Nos. 333-32869, 33-46735, 33-46734, 33-30058 and 33-4939 of Terra Industries
Inc. and subsidiaries on Form S-8 and Registration Statements Nos. 333-31769, 2-90808, 2-84876 and 2-84669 of Terra Industries Inc. and subsidiaries on Form S-3 of our reports dated March 10, 2000, appearing and incorporated by reference in the Annual Report on Form 10-K of Terra Industries Inc. and subsidiaries for the year ended December 31, 1999.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 29, 2000

                                                                      SCHEDULE I

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------

                                  STATEMENTS OF FINANCIAL POSITION
------------------------------------------------------------------------------------------------------
(in thousands)                                                                    December 31,
------------------------------------------------------------------------------------------------------
                                                                              1999          1998
                                                                        ------------------------------
Assets
  Cash and short-term investments                                       $        8    $    6,041
  Accounts receivable, net                                                       0         1,349
  Deferred tax asset - current                                                   0        12,131
  Other current assets                                                       3,972           312
  ----------------------------------------------------------------------------------------------------
Total current assets                                                         3,980        19,833
Investment in and advances to subsidiaries                               1,125,591     1,232,611
  Other assets                                                               7,425        12,892
  ----------------------------------------------------------------------------------------------------
Total assets                                                            $1,136,996     1,265,336
======================================================================================================
Liabilities
  Income taxes payable                                                  $        0        18,441
  Accrued and other liabilities                                              5,209         3,266
------------------------------------------------------------------------------------------------------
Total current liabilities                                                    5,209        21,707
  Long-term debt                                                           358,755       358,755
  Deferred income taxes                                                     78,705       104,718
  Other liabilities                                                         27,475        18,147
  ----------------------------------------------------------------------------------------------------
Total liabilities                                                          470,144       503,327
------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Capital stock                                                            127,890       127,887
  Paid-in capital                                                          552,903       552,893
  Retained earnings                                                        (13,941        81,229)
  ----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 666,852       762,009
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $1,136,996    $1,265,336
======================================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


           CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
--------------------------------------------------------------------------------

(in thousands, except per-share amounts)            For the Year Ended December 31,
----------------------------------------------------------------------------------
                                                     1999         1998      1997
                                                   -------------------------------
Income (Loss)
 Equity in earnings (loss) of subsidiaries         $(52,479)   $ (4,185)  $250,064
Interest and other income                               729          32        294
----------------------------------------------------------------------------------
Total income (loss)                                 (51,750)     (4,153)   250,358
----------------------------------------------------------------------------------
Expenses
 Selling, general and administrative expense          5,521       4,874      4,843
 Interest expense                                    38,966      38,861     39,507
 Infrequent items                                       ---         ---     10,000
 Income tax benefit                                 (26,139)    (21,639)   (13,874)
----------------------------------------------------------------------------------
Total expenses                                       18,348      22,096     40,476
----------------------------------------------------------------------------------
Income (loss) before extraordinary items and
 discontinued operations                            (70,098)    (26,249)   209,882
Extraordinary loss on early retirement of debt       (9,264)        ---     (2,995)
Loss from discontinued operations                   (10,525)        ---        ---
----------------------------------------------------------------------------------
Net income (loss)                                   (89,887)    (26,249)   206,887
Cash dividends paid to common stockholders           (5,283)    (14,986)   (13,481)
Retained earnings (deficit) - beginning of year      81,229     122,464    (70,942)
----------------------------------------------------------------------------------
Retained earnings (deficit) - end of year          $(13,941)     81,229   $122,464
==================================================================================

Basic Earnings (Loss) Per Share:
 Income (loss) before extraordinary items          $  (1.14)   $  (0.35)  $   2.84
 Extraordinary loss on early retirement of debt       (0.06)        ---      (0.04)
----------------------------------------------------------------------------------
Net income (loss)                                  $  (1.20)      (0.35)  $   2.80
==================================================================================

Diluted Earnings (Loss) Per Share:
 Income (loss) before extraordinary items          $  (1.14)      (0.35)  $   2.80
 Extraordinary loss on early retirement of debt       (0.06)        ---      (0.04)
----------------------------------------------------------------------------------
Net income (loss)                                  $  (1.20)      (0.35)  $   2.76
==================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                           STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(in thousands)                                                     For the Year Ended December 31,
---------------------------------------------------------------------------------------------------
                                                                1999             1998        1997
---------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                             $(89,887)        $(26,249)  $ 206,887
Adjustments to reconcile net income
to net cash used by operations:
  Equity in earnings (loss) of subsidiaries                     52,479            4,185    (250,064)
  Extraordinary loss on early retirement of debt                 9,264              ---       2,995
  Loss from discontinued operations                             10,524          (17,082)    (30,367)
  Deferred income taxes                                        (13,882)          (5,817)    (13,543)
  Other non-cash items                                             286              556      10,556
  Change in working capital components                         (18,809)          (1,716)     23,529
  Other                                                         19,367           19,590      27,497
---------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities            (30,658)         (26,533)    (22,510)
---------------------------------------------------------------------------------------------------
Financing Activities
  Dividends                                                     (5,283)         (14,986)    (13,481)
  Stock (repurchase) issuance - net                                 13              286     (21,264)
  Advances from (to) subsidiaries - net                         29,895           32,281      65,941
---------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities             24,625           17,581      31,196
---------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                     (6,033)          (8,952)      8,686
Cash and Investments at Beginning of Year                        6,041           14,993       6,307
---------------------------------------------------------------------------------------------------
Cash and Investments at  End of Year                          $      8         $  6,041   $  14,993
===================================================================================================

Interest Paid                                                 $ 38,966         $ 38,862   $  39,505
===================================================================================================

Income Taxes Paid (Received)                                  $(21,278)        $(17,244)  $  20,698
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

2.   Long-Term Debt

Long-term debt consisted of the following at December 31:

(in thousands)                        1999        1998
----------------------------------------------------------
Senior Notes, 10.5%, due 2005     $  200,000  $  200,000
Senior Notes, 10.75%, due 2003       158,755     158,755
----------------------------------------------------------
                                     358,755     358,755
Less current maturities                  ---         ---
----------------------------------------------------------
Total                             $  358,755  $  358,755
==========================================================

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

3.   Commitments and Contingencies

The Registrant is contingently liable for retiree medical benefits of employees of coal mining operations sold on January 12, 1993. Under the purchase agreement, the purchaser agreed to indemnify the Registrant against its obligations under certain employee benefit plans. Due to the Coal Industry Retiree Health Benefit Act of 1992, certain retiree medical benefits of union coal miners have become statutorily mandated, and all companies owning 50 percent or more of any company liable for such benefits as of certain specified dates becomes liable for such benefits if the company directly liable is unable to pay them. As a result, if the purchaser becomes unable to pay its retiree medical obligations assumed pursuant to the sale, the Registrant may have to pay such amount. The Registrant has provided reserves adequate to cover the estimated present value of these liabilities at December 31, 1999.

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

                                                                     SCHEDULE II

                             TERRA INDUSTRIES INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1999, 1998, and 1997
                 ---------------------------------------------
                                (in thousands)

                                                       Additions   Less Write-offs,
                                        Balance at    Charged to     and Transfers,      Balance
                                        Beginning      Costs and             Net of       at End
Description                             of Period       Expenses         Recoveries    of Period
Year Ended December 31, 1999:
-----------------------------

Allowance for Doubtful Accounts

   Continuing operations                $      938    $      104   $          (551)    $     491

   Discontinued operations -
  Included in other current assets          14,196         4,582            (6,245)       12,533
                                        $   15,134    $    4,686   $        (6,796)    $  13,024

Year Ended December 31, 1998:
----------------------------

Allowance for Doubtful Accounts         $   13,154    $    9,633   $        (7,653)    $  15,134

Year Ended December 31, 1997:
----------------------------

Allowance for Doubtful Accounts         $   11,391    $    7,090   $        (5,327)    $  13,154