Form 10-Q
period 2000-03-31
TERRA INDUSTRIES INC
filed 2000-05-10
CIK 722079

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

                 For the quarterly period ended March 31, 2000

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



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of April 30, 2000, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value        75,308,040 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                          March 31,    December 31,  March 31,
                                                             2000          1999         1999
                                                         ----------     ----------   ----------
ASSETS
Cash and short-term investments                          $    8,328     $    9,790   $   25,808
Accounts receivable, less allowance for
 doubtful accounts of $484, $491 and $519                   127,846        102,776       94,662
Inventories                                                 118,546        133,634      149,813
Net current assets of discontinued operations                   ---            ---      107,648
Other current assets                                         43,786         47,482       71,947
-----------------------------------------------------------------------------------------------
Total current assets                                        298,506        293,682      449,878
-----------------------------------------------------------------------------------------------
Equity and other investments                                  1,991          1,822        1,925
Property, plant and equipment, net                          973,847        997,801    1,013,410
Excess of cost over net assets of acquired businesses       247,431        253,162      266,816
Deferred tax asset                                            5,548            ---        6,683
Net long-term assets of discontinued operations                 ---            ---      172,474
Other assets                                                 52,520         54,978       74,194
-----------------------------------------------------------------------------------------------
Total assets                                             $1,579,843     $1,601,445   $1,985,380
===============================================================================================

LIABILITIES
Debt due within one year                                 $   16,943     $   17,152   $   43,572
Accounts payable                                             91,417         88,413       61,853
Accrued and other liabilities                                69,265         35,158       85,495
-----------------------------------------------------------------------------------------------
Total current liabilities                                   177,625        140,723      190,920
-----------------------------------------------------------------------------------------------
Long-term debt                                              469,152        469,309      485,204
Deferred income taxes - noncurrent                          143,554        163,733      204,153
Other liabilities                                            59,608         67,409       62,013
Minority interest                                           104,666        103,269      335,886
-----------------------------------------------------------------------------------------------
Total liabilities                                           954,605        944,443    1,278,176
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
    Common Shares, authorized 133,500 shares;
     outstanding 75,874, 75,308 and 75,464 shares           127,890        127,890      127,888
Paid-in capital                                             552,903        552,903      552,899
Accumulated other comprehensive loss                        (22,001)        (9,852)     (21,851)
Retained earnings                                           (33,554)       (13,939)      48,268
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                  625,238        657,002      707,204
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $1,579,843     $1,601,445   $1,985,380
===============================================================================================

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per-share amounts)
                                  (unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       2000              1999
                                                                  --------------     -------------
REVENUES
Net sales                                                         $      220,224     $     180,941
Other income, net                                                          1,983             4,726
----------------------------------------------------------------------------------------------------
Total revenues                                                           222,207           185,667
----------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                                            221,510           191,806
Selling, general and administrative expense                               17,740            14,396
Equity in losses (earnings) of unconsolidated
   affiliates                                                               (169)            1,709
----------------------------------------------------------------------------------------------------
                                                                         239,081           207,911
----------------------------------------------------------------------------------------------------
Income (loss) from operations                                            (16,874)          (22,244)
Interest income                                                              772                28
Interest expense                                                         (12,679)          (12,616)
Minority interest                                                         (1,397)           (4,155)
----------------------------------------------------------------------------------------------------
Loss from continuing operations
  before income taxes                                                    (30,178)          (38,987)
Income tax provision                                                      10,563            15,585
----------------------------------------------------------------------------------------------------
Loss from continuing operations                                          (19,615)          (23,402)
Income (loss) from discounted operations, net of taxes                       ---            (5,800)
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                 $      (19,615)    $     (29,202)
====================================================================================================

Basic earnings per share:
  Loss from continuing operations                                 $        (0.26)    $       (0.32)
  Income (loss) from discontinued operations                                 ---             (0.07)
----------------------------------------------------------------------------------------------------
Net income (loss)                                                 $        (0.26)    $       (0.39)
====================================================================================================

Diluted earnings per share:
  Loss from continuing operations                                 $        (0.26)    $       (0.32)
  Income (loss) from discontinued operations                                 ---             (0.07)
----------------------------------------------------------------------------------------------------
  Net income (loss)                                               $        (0.26)    $       (0.39)
====================================================================================================

Basic weighted average shares outstanding                                 74,704            74,166
Diluted weighted average shares outstanding                               74,704            74,166
====================================================================================================

Cash dividends declared per share                                 $          ---     $        0.05
====================================================================================================

See accompanying Notes to the Consolidated Financial Statements.              3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                              ---------------------
                                                                 2000       1999
                                                              ---------   ---------
OPERATING ACTIVITIES
Net loss from continuing operations                           $ (19,615)  $ (23,402)
Adjustments to reconcile net loss from continuing
 operations to net cash flows from operating activities:
  Depreciation and amortization                                  27,396      25,070
  Deferred income taxes                                         (10,563)     (1,261)
  Minority interest in earnings                                   1,397       4,155
  Other non-cash items                                              ---       1,639
Changes in current assets and liabilities excluding
 working capital purchased/sold during the period:
  Accounts receivable                                           (26,408)     (5,663)
  Inventories                                                    14,004      (4,725)
  Other current assets                                           (1,856)    (34,047)
  Accounts payable                                                2,444     (36,229)
  Accrued and other liabilities                                  18,060     (12,183)
Other                                                              (169)        103
-----------------------------------------------------------------------------------
Net cash flows from operating activities                          4,690     (86,543)
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (4,692)    (15,590)
Discontinued operations                                             ---     (31,275)
Other items                                                         ---      (5,633)
-----------------------------------------------------------------------------------
Net cash flows from investing activities                         (4,692)    (52,498)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings                                         2,000      32,078
Principal payments on long-term debt                             (2,366)       (332)
Foreign exchange effect on cash and short term investments          (59)        ---
Distributions to minority interests                                 ---      (4,773)
Dividends                                                           ---      (3,774)
Other                                                            (1,035)          7
-----------------------------------------------------------------------------------
Net cash flows from financing activities                         (1,460)     23,206
-----------------------------------------------------------------------------------
Decrease to cash and short-term investments                      (1,462)   (115,835)
Cash and short-term investments at beginning of period            9,790     141,643
-----------------------------------------------------------------------------------
Cash and short-term investments at end of period               $  8,328   $  25,808
===================================================================================

See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (in thousands)
                                  (unaudited)

                                                     Accumulated
                                                        Other
                                Capital   Paid-In   Comprehensive   Retained
                                 Stock    Capital        Loss       Earnings     Total
----------------------------------------------------------------------------------------

Balance at December 31, 1999    $127,890  $552,903       $ (9,852)  $(13,939)  $657,002

 Comprehensive loss:
  Net loss                           ---       ---            ---    (19,615)   (19,615)
  Foreign currency
   translation adjustment            ---       ---        (12,149)       ---    (12,149)
                                                                               --------
  Comprehensive loss                                                            (31,764)

 Exercise of stock options           ---       ---            ---        ---        ---

 Dividends                           ---       ---            ---        ---        ---
---------------------------------------------------------------------------------------
Balance at March 31, 2000       $127,890  $552,903       $(22,001)  $(33,554)  $625,238
=======================================================================================



                                                     Accumulated
                                                        Other
                                Capital   Paid-In   Comprehensive   Retained
                                 Stock    Capital       Loss        Earnings    Total
---------------------------------------------------------------------------------------
Balance at December 31, 1998    $127,887  $552,893       $(14,157)  $ 81,229   $ 747,852

 Comprehensive loss:
  Net income                         ---       ---            ---    (29,187)    (29,187)
  Foreign currency
   translation adjustment            ---       ---         (7,694)       ---      (7,694)
                                                                                --------
  Comprehensive loss                                                             (36,881)

 Exercise of stock options             1         6            ---        ---           7

 Dividends                           ---       ---            ---     (3,774)     (3,774)
-----------------------------------------------------------------------------------------
Balance at March 31, 1999       $127,888  $552,899       $(21,851)  $ 48,268   $ 707,204
=========================================================================================

See accompanying notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary in the opinion of management to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1999 Annual Report to Stockholders.

2. On June 30, 1999, the Corporation sold its Distribution business segment to Cenex/Land O' Lakes Agronomy Company ("Buyer") for $335.1 million, net of seasonal working capital from December 31, 1998 and closing costs. Included in the sale were the Corporation's approximately 400 retail farm service centers in the U.S. and Canada, and its 50% ownership position in Omnium, Inc., a chemical formulation joint venture. The Corporation retained ownership of approximately $25 million in accounts receivable and approximately 40 storage or retail sites associated with Distribution operations. Reserves for doubtful accounts of approximately $15 million have been recorded to value the retained accounts receivable at estimated net realizable value. The retained sites had a zero net book value as costs of disposal are estimated to approximate sales proceeds.

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

     The results of discontinued operations for the three month period ended March 31, 1999 were as follows (in thousands):


                                                    Three Months Ended March 31,
                                                    ----------------------------
      (in thousands)                                            1999
      --------------------------------------------------------------------------
      Total revenue                                           $ 228,991
      Cost of sales                                            (186,647)
      Selling, general and
         administrative expense                                 (64,711)
      Equity in earnings of affiliates                              696
      --------------------------------------------------------------------------

         Operating income (loss) as reported                    (21,671)
      Allocated general and
        administrative expense                                    3,466
      --------------------------------------------------------------------------

         Operating income (loss) - restated                     (18,205)

      Gain on sale of unconsolidated
         affiliate                                                9,804
      Interest income                                               938
      Interest expense                                           (2,202)
      Income taxes                                                3,865
      --------------------------------------------------------------------------

           Income (loss) from
              discontinued operations                         $  (5,800)
      ==========================================================================

      The sale of the Distribution business segment was effective April 1, 1999 with respect to segment operating results. Distribution revenues and cost of sales are net of inter-company sales from the Corporation's Nitrogen business segment of $8.9 million for the three month period ended March 31, 1999. Interest income and expense allocated to the Distribution business represents interest earned or expensed from short-term investments or borrowings caused by seasonal fluctuations to Distribution working capital balances. None of the Corporation's long-term interest expense was allocated to earnings from discontinued operations.

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

4.   Inventories consisted of the following:


                                 March 31,       December 31,        March 31,
     (in thousands)                2000              1999               1999
                                 --------          --------           --------
     Raw materials               $ 58,296          $ 57,772           $ 53,675
     Finished goods                60,250            75,862             96,138
                                 --------          --------           --------
     Total                       $118,546          $133,634           $149,813
                                 ========          ========           ========


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

6. The Corporation's natural gas procurement policy is to fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Corporation's six North American production facilities are purchased for each plant at locations other than Henry Hub which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     The Corporation has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2000 and 2001, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to decrease, the Corporation will incur higher costs. Contracts were in place at March 31, 2000 to cover 33% of natural gas requirements through March 31, 2001. Unrealized gains from forward pricing positions totaled $24.0 million as of March 31, 2000. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

     For the first three months of 2000, natural gas forward pricing activities reduced natural gas costs $3.7 million compared with spot prices.

7. Terra has a revolving credit facility with an available line of credit to $62 million for working capital needs and other corporate purposes. Under the credit facility, there was $8 million outstanding all of which was classified as short-term borrowing at March 31, 2000. Interest on borrowings under this line is charged at current market rates.

     On April 7, 2000, Terra entered into a $225 million asset based financing agreement that replaces its $62 million revolving credit facility and amends and restates its $109 million long-term bank notes. The new financing agreement, which expires January 2003, bears interest at floating rates comparable to the previous facilities and is secured by substantially all of Terra's assets. Debt repayments of $1.25 million are required quarterly commencing June 30, 2000 with remaining outstanding balances due at maturity. The new agreement also requires Terra to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, Terra is required to maintain minimum levels of earnings before interest, income taxes, depreciation and amortization (as defined in the financing agreement) computed on a quarterly basis.

8. The Corporation classifies its continuing operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The Methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. The Corporation does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:

                                           Three Months Ended March 31
                                           ---------------------------
     (in thousands)                             2000           1999
                                              --------       -------
     Revenues - Nitrogen Products             $198,245      $179,730
              - Methanol                        21,102        10,791
              - Other                            2,860        (4,854)
                                              --------      --------
      Total Revenues                          $222,207      $185,667
                                              ========      ========
     Operating income (loss)
              - Nitrogen Products             $(10,286)     $ (8,667)
              - Methanol                        (5,819)       (9,238)
              - Other                             (769)       (4,339)
                                              --------      --------
      Total operating income (loss)           $(16,874)     $(22,244)
                                              ========      ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 31, 2000 COMPARED WITH
QUARTER ENDED MARCH 31, 1999

Consolidated Results

The Corporation reported a net loss of $19.6 million for the 2000 first quarter compared with a $29.2 million net loss in 1999. The 1999 loss includes a $5.8 million net loss from Terra's Distribution operations which were sold during the 1999 second quarter and has since been reported as discontinued operations.

Loss from continuing operations for the 2000 first quarter was $19.6 million compared to the 1999 loss of $23.4 million. The lower 2000 loss from continuing operations was primarily related to increased operating income as the result of higher nitrogen prices partly offset by higher natural gas costs.

The Corporation classifies its operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products segment represents wholesale sales of nitrogen products from the Corporation's ammonia production and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at the Corporation's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended March 31, 2000 and 1999 were as follows:

(in thousands)                                         2000             1999
                                                     --------         --------
REVENUES:
Nitrogen Products                                    $198,245         $179,730
Methanol                                               21,102           10,791
Other                                                   2,860           (4,854)
                                                     --------         --------
                                                     $222,207         $185,667
                                                     ========         ========

OPERATING INCOME (LOSS):
Nitrogen Products                                    $(10,286)        $ (8,667)
Methanol                                               (5,819)          (9,238)
Other expense - net                                      (769)          (4,339)
                                                     --------         --------
                                                     $(16,874)        $(22,244)
                                                     ========         ========

Nitrogen Products

Volumes and prices for the three-month periods ended March 31, 2000 and 1999 were as follows:

VOLUMES AND PRICES

                                           2000                   1999
                                   --------------------    ---------------------
                                     Sales    Average       Sales      Average
(quantities in thousands of tons)   Volumes  Unit Price    Volumes    Unit Price
                                   --------  ----------    -------    ----------
Ammonia                              367       $ 132         359         $ 115
Nitrogen solutions                   882          61         802            62
Urea                                 178         124         177            96
Ammonium nitrate                     354         105         279           118
                                   --------  ----------    -------    ----------

First quarter 2000 nitrogen revenues of $198.2 million were $18.5 million higher than the prior year as a result of increased sales volumes and higher average prices. Nitrogen solution volumes, as well as ammonia and urea prices, increased over 1999 due to stronger North American demand for all nitrogen fertilizers and lower industry inventories than at the same time last year. Prices for ammonium nitrate, which Terra sells entirely in the United Kingdom, declined from last year's levels due to continued oversupply of nitrogen fertilizers in that market. Ammonium nitrate demand in the 2000 first quarter was stronger than in 1999, which for the most part represented demand shifted from late 1999 into 2000 as customers deferred purchases where possible in response to declining prices.

The nitrogen segment had an operating loss of $10.3 million in 2000 compared to an $8.7 million loss in 1999. The increased operating loss reflects higher natural gas costs which increased $4.9 million during the 2000 first quarter over 1999, $2.1 million of first quarter costs associated with the 2000 start up of an ammonia loop at Terra's Beaumont facility and $1.3 million of 1999 service revenues that did not recur in 2000. The cost increases were partially offset by net price increases of $6.6 million.

Methanol

For the three months ended March 31, 2000 and 1999, respectively, the Methanol segment had revenues of $21.1 million and $10.8 million. Sales volumes increased
64.8 million gallons from 40.0 million gallons as the result of a two month shutdown during 1999 because raw material costs exceeded selling prices. The average price for methanol for the first quarter of 1999 was $0.27 per gallon compared with $0.33 per gallon in 2000.

The Methanol segment generated a $5.8 operating loss in the 2000 first quarter compared to a $9.2 million operating loss in 1999. The lower loss was primarily the result of higher selling prices and sales volumes.

Other Expense - Net

Other operating expense of $769,000 in the 2000 first quarter was $3.6 million favorable to last year's expense of $4.2 million due primarily to the elimination of 1999 expenses allocated to discontinued Distribution operations.

Interest Expense - Net

Interest expense, net of interest income, totaled $11.9 million during the 2000 first quarter compared with $12.6 million for the prior year period. The decrease is primarily related to repayment of long-term debt.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $1.4 million were recorded for the 2000 first quarter as the result of TNCLP earnings that were included in their entirety in consolidated operating results. The 1999 first quarter minority interest charge of $4.2 million included approximately $4.7 million for a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP) less $0.5 million of benefits for the third-party share of TNCLP losses. On June 30, 1999, the Corporation redeemed the third-party's BMLP interest and thereby eliminated future charges to earnings relating to the minority BMLP partnership interest.

Income Taxes

Income taxes for the first quarter 2000 were recorded at an effective tax rate of 35% representing the Corporation's estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash flows from operations in the first three months of 2000 were $4.7 million comprised of $6.2 million generated from changes to net working capital balances, less $1.5 million of operating losses after non-cash charges. Working capital changes included $24 million of customer prepayments received since the beginning of the quarter that were included in current liabilities at March 31, 2000. Terra expects substantially all customer prepayment balances will be utilized during the 2000 second quarter.

On June 30, 1999, Terra sold its Distribution business segment to Cenex/Land O' Lakes Agronomy Company ("Buyer") for $335.1 million, net of seasonal working capital from December 31, 1998 and closing costs. Sales proceeds were used to redeem the outstanding preferred minority interest in BMLP for $225 million, fund termination of its accounts receivable securitization program and repay outstanding borrowings under the Corporation's revolving credit facility.

In connection with the sale of the Distribution business segment, Terra renegotiated outstanding bank agreements and reduced amounts available under its revolving credit facility from $225 million to $62 million. As of March 31, 2000, $8 million was outstanding under this facility and an additional $15 million was used to support outstanding letters of credit.

On April 7, 2000, Terra entered into a $225 million asset based financing agreement that replaces its $62 million revolving credit facility and amends and restates its $109 million long-term bank notes. The new financing agreement, which expires January 2003, bears interest at floating rates comparable to the previous facilities and is secured by substantially all of Terra's assets. Debt repayments of $1.25 million are required quarterly commencing June 30, 2000 with remaining outstanding balances due at maturity. The new agreement also requires Terra to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, Terra is required to maintain minimum levels of earnings before interest, income taxes, depreciation and amortization (as defined in the financing agreement) computed on a quarterly basis. Failure to meet these covenants would require Terra to incur additional costs to amend the bank facilities or could result in termination of the facilities.

Terra management believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

The Corporation funded plant and equipment expenditures of $4.7 million during the 2000 first quarter. The Corporation expects remaining 2000 capital expenditures to approximate $20 million consisting principally of routine equipment replacements.

On August 3, 1999, the Board of Directors suspended the Corporation's payment of a regular quarterly dividend on common stock.

Cash balances at March 31, 2000 were $8.3 million, none of which was used to collateralize letters of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for fiscal years beginning after June 15, 2000 as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Corporation has reviewed SFAS 133 and intends to implement the standard on January 1, 2001. At this time, the Corporation has not determined the impact SFAS 133 will have on its financial position, results of operations or cash flows.


POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 49.5% of the Corporation's outstanding shares. Anglo American has made public its intention to dispose of its interest in the Corporation with the timing based on market and other conditions.


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

PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          The 2000 Annual Meeting of stockholders was held on May 2, 2000, in Sioux City, Iowa. At the meeting, a total of 69,184,189 votes were cast by stockholders.

          The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

       NAME                             FOR            WITHHELD
       ----                             ---            --------

       Edward G. Beimfohr               67,207,834     1,976,355

       Carole L. Brookins               67,203,911     1,980,278

       Edward M. Carson                 67,206,834     1,977,355

       Thomas H. Claiborne              67,202,440     1,981,749

       Eric K. Diack                    67,192,239     1,991,950

       David E. Fisher                  67,205,034     1,979,155

       Burton M. Joyce                  67,206,369     1,977,820

       William R. Loomis, Jr.           67,206,560     1,977,629

       John R. Norton III               67,206,984     1,977,205

       Henry R. Slack                   67,204,684     1,979,505

       The stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 1999. The number of votes cast for such proposal was 68,568,056, the number against was 456,187, and the number of abstentions was 159,946.

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                  4.8 Credit Agreement dated April 7, 2000 among Terra Capital, Inc., Terra Nitrogen (U.K.), Limited, Terra Nitrogen, Limited Partnership, Terra Industries, Inc., as guarantor, Certain Lenders, Certain Issuers and Citibank, N.A., as Administrative Agent (without exhibits or schedules).

                  4.9 Credit Agreement dated December 31, 1997, and Amended and Restated June 25, 1999 and further Amended and Restated April 7, 2000 among Terra International (Canada), Inc., Certain Guarantors, Certain Lenders and Citibank, N.A., as Administrative Agent (without exhibits or schedules).

                  27    Financial Data Schedule [EDGAR filing only]

             (b)  Reports on Form 8-K

                  Form 8-K dated January 11, 2000 announcing the refinancing of Terra's credit line and long-term debt.

                  Form 8-K dated March 16, 2000 announcing the delay in refinancing of Terra's credit line and long-term debt.

                  Form 8-K dated April 7, 2000 announcing the completion of the refinancing of Terra's credit line and long-term debt.



SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TERRA INDUSTRIES INC.



Date:  May 5, 2000                    /s/ Francis G. Meyer
                                      -----------------------------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer and a duly authorized signatory