Form 10-Q
period 2000-06-30
TERRA INDUSTRIES INC
filed 2000-07-28
CIK 722079

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

                 For the quarterly period ended June 30, 2000

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2000, the following shares of the registrant's stock were outstanding:

       Common Shares, without par value               75,998,540 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                          June 30,    December 31,    June 30,
                                                            2000          1999          1999
                                                         ----------   ------------   ----------
ASSETS
Cash and short-term investments                          $   34,216   $      9,790   $   36,267
Accounts receivable, less allowance for
 doubtful accounts of $447, $491, $473                      121,347        102,776      157,933
Inventories                                                  90,814        133,634      131,321
Other current assets                                         39,492         47,482       92,333
                                                         ----------   ------------   ----------
Total current assets                                        285,869        293,682      417,854
                                                         ----------   ------------   ----------
Equity and other investments                                  2,123          1,822        1,894
Property, plant and equipment, net                          941,783        997,801    1,006,563
Excess of cost over net assets of acquired businesses       241,295        253,162      261,241
Other assets                                                 52,845         54,978       62,325
                                                         ----------   ------------   ----------
Total assets                                             $1,523,915   $  1,601,445   $1,749,877
                                                         ==========   ============   ==========

LIABILITIES
Debt due within one year                                 $    6,005   $     17,152   $   23,499
Accounts payable                                             81,322         88,413       39,840
Accrued and other liabilities                                48,020         35,158      156,150
                                                         ----------   ------------   ----------
Total current liabilities                                   135,347        140,723      219,489
                                                         ----------   ------------   ----------
Long-term debt                                              470,353        469,309      477,608
Deferred income taxes - noncurrent                          143,580        163,733      204,153
Other liabilities                                            59,228         67,409       59,815
Minority interest                                           107,644        103,269      110,179
                                                         ----------   ------------   ----------
Total liabilities                                           916,152        944,443    1,071,244
                                                         ----------   ------------   ----------

STOCKHOLDERS' EQUITY
Capital stock
    Common Shares, authorized 133,500 shares;
     outstanding 75,999, 75,309 and 75,462 shares           127,890        127,890      127,890
Paid-in capital                                             552,903        552,903      552,903
Accumulated other comprehensive loss                        (38,644)        (9,852)     (27,751)
Retained earnings                                           (34,386)       (13,939)      25,591
                                                         ----------   ------------   ----------
Total stockholders' equity                                  607,763        657,002      678,633
                                                         ----------   ------------   ----------
Total liabilities and stockholders' equity               $1,523,915   $  1,601,445   $1,749,877
                                                         ==========   ============   ==========

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per-share amounts)
                                  (unaudited)

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                      June 30,
                                                      2000       1999               2000       1999
                                                    --------   --------           --------   --------
REVENUES
Net sales                                           $266,096   $222,459           $486,320   $403,400
Other income, net                                      2,587      3,798              4,570      8,524
                                                    --------   --------           --------   --------
Total Revenues                                       268,683    226,257            490,890    411,924
                                                    --------   --------           --------   --------

COSTS AND EXPENSES
Cost of sales                                        242,355    221,842            463,865    413,648
Selling, general and administrative expense           11,823     10,897             29,563     25,293
Equity in earnings of unconsolidated affiliates         (131)    (2,384)              (300)      (675)
                                                    --------   --------           --------   --------
                                                     254,047    230,355            493,128    438,266
                                                    --------   --------           --------   --------
Income (loss) from operations                         14,636     (4,098)            (2,238)   (26,342)
Interest income                                           87      7,180                859      7,208
Interest expense                                     (13,024)   (12,959)           (25,703)   (25,575)
Minority interest                                     (2,978)    (5,473)            (4,375)    (9,628)
                                                    --------   --------           --------   --------
Loss from continuing operations
  before income taxes                                 (1,279)   (15,350)           (31,457)   (54,337)
Income tax provision                                     447      6,215             11,010     21,800
                                                    --------   --------           --------   --------
Loss from continuing operations                         (832)    (9,135)           (20,447)   (32,537)
Loss from discontinued operations:
  Loss from operations, net of taxes                     ---        ---                ---     (5,800)
  Loss on disposition, net of taxes                      ---     (4,723)               ---     (4,723)
                                                    --------   --------           --------   --------
Loss before extraordinary items                         (832)   (13,858)           (20,447)   (43,060)
Extraordinary loss on early retirement of debt           ---     (7,295)               ---     (7,295)
                                                    --------   --------           --------   --------

NET LOSS                                            $   (832)  $(21,153)          $(20,447)  $(50,355)
                                                    ========   ========           ========   ========

Basic and diluted earnings per share:
  Loss from continuing operations                      $(.01)  $  (0.12)             $(.27)  $  (0.44)
  Income (loss) from discontinued operations             ---       0.07                ---      (0.14)
  Extraordinary loss on early retirement of debt         ---      (0.10)               ---      (0.10)
                                                    --------   --------           --------   --------
  Net income (loss)                                    $(.01)  $  (0.29)             $(.27)  $  (0.68)
                                                    ========   ========           ========   ========

Basic weighted average shares outstanding             74,704     74,168             74,704     74,167
Diluted weighted average shares outstanding           74,704     74,168             74,704     74,167
                                                    ========   ========           ========   ========

Cash dividends declared per share                   $    ---   $   0.02           $    ---   $   0.07
                                                    ========   ========           ========   ========

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------   ---------
OPERATING ACTIVITIES
Net loss from continuing operations                                 $(20,447)  $ (32,537)
Adjustments to reconcile net loss from continuing
 operations to net cash flows from operating activities:
  Depreciation and amortization                                       56,224      50,020
  Deferred income taxes                                              (10,815)     (4,069)
  Minority interest in earnings                                        4,375       9,628
  Other non-cash items                                                   ---         534
Changes in current assets and liabilities excluding
 working capital purchased/sold during the period:
  Accounts receivable                                                (21,785)    (97,086)
  Inventories                                                         40,243      37,911
  Other current assets                                                 7,977      (8,376)
  Accounts payable                                                    (6,656)    (52,193)
  Accrued and other liabilities                                       (1,596)     15,380
  Other                                                                 (301)      8,196
                                                                    --------   ---------
Net cash flows from operating activities                              47,219     (72,592)
                                                                    --------   ---------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                             (6,052)    (26,713)
Retirement of property, plant and equipment                            1,162         ---
Discontinued operations                                                  ---     242,627
Other items                                                              ---     (11,552)
                                                                    --------   ---------
Net cash flows from investing activities                              (4,890)    204,362
                                                                    --------   ---------
FINANCING ACTIVITIES
Net short-term borrowings (repayments)                                (6,000)     12,000
Principal payments on long-term debt                                  (4,103)     (7,923)
Redemption of preferred minority interest                                ---    (224,998)
Repurchases of TNCLP common units                                        ---      (1,526)
Distributions to minority interests                                      ---      (9,429)
Dividends                                                                ---      (5,283)
Deferred financing costs                                              (6,697)        ---
Other                                                                 (1,103)         13
                                                                    --------   ---------
Net cash flows from financing activities                             (17,903)   (237,146)
                                                                    --------   ---------
Increase (decrease) to cash and short-term investments                24,426    (105,376)
Cash and short-term investments at beginning of period                 9,790     141,643
                                                                    --------   ---------
Cash and short-term investments at end of period                    $ 34,216   $  36,267
                                                                    ========   =========

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (in thousands)
                                  (unaudited)

                                                        Accumulated
                                                           Other
                                Capital     Paid-In    Comprehensive   Retained
                                 Stock      Capital         Loss       Earnings      Total
                                --------  -----------  --------------  ---------  ---------

Balance at December 31, 1999    $127,890  $   552,903  $      (9,852)  $(13,939)  $657,002

  Comprehensive loss:
     Net loss                        ---          ---            ---    (20,447)   (20,447)
     Foreign currency
      translation adjustment         ---          ---        (28,792)       ---    (28,792)
                                --------  -----------  -------------   --------   --------
Balance at June 30, 2000        $127,890  $   552,903  $     (38,644)  $(34,386)  $607,763
                                ========  ===========  =============   ========   ========

                                                        Accumulated
                                                           Other
                                Capital     Paid-In    Comprehensive    Retained
                                 Stock      Capital        Loss         Earnings      Total
                                --------  -----------  -------------   -----------   --------

Balance at December 31, 1998    $127,887  $   552,893  $     (14,157)  $    81,229   $747,852

  Comprehensive loss:
     Net loss                        ---          ---            ---       (50,355)   (50,355)
     Foreign currency
      translation adjustment         ---          ---        (13,594)          ---    (13,594)

  Exercise of stock options            3           10            ---           ---         13

  Dividends                          ---          ---            ---        (5,283)    (5,283)
                                --------  -----------  -------------   -----------   --------
Balance at June 30, 1999        $127,890  $   552,903  $     (27,751)  $    25,591   $678,633
                                ========  ===========  =============   ===========   ========

See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (the "Corporation") and the results of the Corporation's operations for the periods presented. Because of the seasonal nature of the Corporation's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with the Corporation's 1999 Annual Report to Stockholders.

2. On June 30, 1999, the Corporation sold its Distribution business segment to Cenex/Land O' Lakes Agronomy Company ("Buyer") for $335.1 million, net of seasonal working capital from December 31, 1998 and closing costs. Included in the sale were the Corporation's approximately 400 retail farm service centers in the U.S. and Canada, and it's 50% ownership position in Omnium, Inc., a chemical formulation joint venture. The Corporation retained ownership of approximately $25 million in accounts receivable and approximately 40 storage or retail sites associated with Distribution operations. Reserves for doubtful accounts of approximately $15 million have been recorded to value the retained accounts receivable at estimated net realizable value. The retained sites have a zero net book value as costs of disposal are estimated to approximate sales proceeds.

     The accompanying unaudited consolidated statements of operations, financial position and cash flows have been restated for prior periods to segregate results of operations and net assets associated with the discontinued Distribution business segment.

      The results of discontinued operations for the three and six month periods ended June 30, 1999 were as follows:

                                                  Three Months Ended June 30   Six Months Ended June 30
                                                  ---------------------------  -------------------------
      (in thousands)                                          1999                        1999
                                                  ---------------------------  -------------------------
      Total revenue                                        $       ---                  $ 228,991
      Cost of sales                                                ---                   (186,647)
      Selling, general and
         administrative expense                                    ---                    (64,711)
      Equity in earnings of affiliates                             ---                        696
                                                           -----------                  ---------

           Operating income (loss) as reported                     ---                    (21,671)
      Allocated general and
         administrative expense                                    ---                      3,466
                                                           -----------                  ---------

           Operating income (loss) - restated                      ---                    (18,205)

      Gain on sale of unconsolidated
         affiliate                                                 ---                      9,804
      Interest income                                              ---                        938
      Interest expense                                             ---                     (2,202)
      Income taxes                                                 ---                      3,865
                                                           -----------                  ---------

           Income (loss) from
              discontinued operations                              ---                     (5,800)

      Loss on disposition, net of taxes                         (4,723)                    (4,723)
                                                           -----------                  ---------

           Net income (loss) from
              discontinued operations                      $    (4,723)                 $ (10,523)
                                                           ===========                  =========

      The sale of the Distribution business segment was effective April 1, 1999 with respect to segment operating results. Distribution revenues and cost of sales are net of inter-company sales from the Corporation's Nitrogen business segment of $8.9 million for the six month periods ended June 30, 1999. Interest income and expense allocated to the Distribution business represents interest earned or expensed from short-term investments or borrowings caused by seasonal fluctuations to Distribution working capital balances. None of the Corporation's long-term interest expense was allocated to earnings from discontinued operations.

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

4.   Inventories consisted of the following:


                                 June 30,      December 31,      June 30,
     (in thousands)                  2000              1999          1999
     --------------------------------------------------------------------
     Raw materials                $44,404          $ 57,772      $ 54,734
     Finished goods                46,410            75,862        76,587
     --------------------------------------------------------------------
     Total                        $90,814          $133,634      $131,321
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

6. Natural gas is the principal raw material used in Terra's production of nitrogen products and methanol. Terra enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs that would be greater than expected selling prices for nitrogen products and methanol. Under those conditions, Terra's natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Corporation's facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     The Corporation has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2000 and part of 2001, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Contracts were in place at June 30, 2000 to cover 33% of natural gas requirements for the succeeding twelve months. Unrealized gains from forward pricing positions totaled $36.5 million as of June 30, 2000. The amount recognized by the Corporation will be dependent on prices in effect at the time of settlement.

7. Prior to April 7, 2000, Terra had a revolving credit facility with an available line of credit to $62 million for working capital needs and other corporate purposes. Interest on borrowings under this line was charged at current market rates.

     On April 7, 2000, Terra entered into a $225 million asset based financing agreement that replaced its $62 million revolving credit facility and amended and restated its $109 million long-term bank notes. The new financing agreement, which expires January 2003, bears interest at floating rates comparable to the previous facilities and is secured by substantially all of Terra's assets. Debt repayments of $1.25 million are required quarterly commencing June 30, 2000, with remaining outstanding balances due at maturity. The new agreement also requires Terra to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, Terra is required to maintain minimum levels of earnings before interest, income taxes, depreciation and amortization (as defined in the financing agreement) computed on a quarterly basis.

8. On June 1, 2000, Terra announced it would not restart its Blytheville, Arkansas ammonia and urea production facility as the result of high natural gas costs. The plant is expected to resume operations on or about August 15, 2000.

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

                                           Three Months Ended June 30    Six Months Ended June 30
                                          ----------------------------  --------------------------
     (in thousands)                              2000           1999          2000          1999
--------------------------------------------------------------------------------------------------
     Revenues - Nitrogen Products            $234,334       $195,568      $432,579      $375,298
              - Methanol                       33,183         22,773        54,285        33,564
              - Other                           1,166          7,916         4,026         3,062
-------------------------------------------------------------------------------------------------
         Total revenues                      $268,683       $226,257      $490,890      $411,924
=================================================================================================
      Operating income (loss)
              - Nitrogen Products            $ 12,098       $   (686)     $  1,812      $ (9,353)
              - Methanol                        5,406         (3,746)         (413)      (12,984)
              - Other                          (2,868)           334        (3,637)       (4,005)
-------------------------------------------------------------------------------------------------
         Total operating income (loss)         14,636         (4,098)       (2,238)      (26,342)
-------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 2000 COMPARED WITH
QUARTER ENDED JUNE 30, 1999

Consolidated Results

The Corporation reported a net loss of $0.8 million for the 2000 second quarter compared with a net loss of $21.2 million in 1999. The 1999 loss includes a $4.7 million net loss from the disposition of Terra's Distribution operations which were sold during the 1999 second quarter and has since been reported as discontinued operations. In connection with sale of the Distribution business segment, the Corporation repaid outstanding bank obligations and realized a $7.3 million extraordinary loss on early retirement of debt during the 1999 second quarter.

Loss from continuing operations for the 2000 second quarter was $0.8 million compared to the 1999 loss of $9.1 million. The decreased 2000 loss from continuing operations was primarily related to increased operating income as the result of higher product prices offset partly by higher natural gas costs.

The Corporation classifies its remaining operations into two business segments:
Nitrogen Products and Methanol. The Nitrogen Products segment represents operations directly related to the wholesale sales of nitrogen products from the Corporation's ammonia production and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at the Corporation's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended June 30, 2000 and 1999 were as follows:

(in thousands)                            2000             1999
----------------------------------------------------------------
REVENUES:
Nitrogen Products                     $234,334         $195,568
Methanol                                33,183           22,773
Other                                    1,166            7,916
---------------------------------------------------------------
                                      $268,683         $226,257
===============================================================

OPERATING INCOME (LOSS):
Nitrogen Products                     $ 12,098         $   (686)
Methanol                                 5,406           (3,746)
Other expense - net                     (2,868)             334
---------------------------------------------------------------
                                      $ 14,636         $ (4,098)
===============================================================

Nitrogen Products

Volumes and prices for the three-month periods ended June 30, 2000 and 1999 were as follows:

VOLUMES AND PRICES
                                            2000                1999
--------------------------------------------------------------------------------
                                      Sales    Average     Sales    Average
(quantities in thousands of tons)    Volumes  Unit Price  Volumes  Unit Price
--------------------------------------------------------------------------------
Ammonia                                  452       $ 156      458        $127
Nitrogen solutions                     1,298          76    1,102          65
Urea                                     105         130      136         103
Ammonium nitrate                         182         112      156         112
--------------------------------------------------------------------------------

Nitrogen revenues increased $38.7 million to $234.3 million in the 2000 second quarter compared with $195.6 million in the 1999 quarter. Higher 2000 revenues were due to higher second quarter prices and volumes for nitrogen solutions revenues, which were $27 million higher than the prior year second quarter. Increases in selling prices for ammonia and urea of 23% and 26%, respectively, offset by volume decreases, increased revenues in the 2000 quarter compared with 1999 by an additional $12 million. The higher prices reflected lower North American nitrogen supplies as a result of permanent plant closures by other producers and production curtailments during the last half of 1999. Prices for ammonium nitrate, which Terra sells entirely in the United Kingdom, were unchanged from the same period in 1999. Ammonium nitrate demand in the 2000 second quarter was stronger than in 1999, which for the most part represented demand shifted from late 1999 into 2000 as customers deferred purchases where possible in response to expected price declines.

The Nitrogen segment had operating income of $12.1 million for the second quarter of 2000 compared with operating loss of $.7 million for the 1999 second quarter. The increase in operating income was primarily related to selling prices that were $29 million higher than the prior year quarter. Natural gas costs increased almost $16 million as unit costs, net of forward pricing gains and losses, increased to $2.75/MMBtu, during the 2000 second quarter compared to $2.20/MMBtu during the same 1999 period.

Methanol

For the three months ended June 30, 2000 and 1999, respectively, the Methanol segment had revenues of $33.2 million and $22.8 million. Sales volumes decreased 5% from prior year levels, but selling prices increased from $0.32/gallon in 1999 to $0.50/gallon in 2000 as the result of more balanced industry inventories to demand than was the case in the 1999 second quarter.

The Methanol segment generated a $5.4 million operating profit in the 2000 second quarter compared to a $3.7 million operating loss in 1999. Higher prices contributed $12.6 million to the earnings improvement over last year's second quarter, but was partly offset by a $5.8 million (38%) increase to natural gas costs. In addition, cost reductions of $2.0 million were realized due to improved plant operations as compared to 1999.

Other Expense - Net

Other operating expense of $2.9 million in the 2000 second quarter was $3.2 million unfavorable to 1999 due primarily to 2000 legal expenses associated with a lawsuit in which Terra is a plaintiff.

Interest Expense - Net

Interest expense, net of interest income, totaled $12.9 million during the 2000 second quarter compared with $5.8 million for the prior year period. The increase is primarily related to interest income of $6.3 million realized during the 1999 quarter in connection with the sale of the Distribution business segment.


Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $3.0 million were recorded for the 2000 second quarter as the result of TNCLP earnings that were included in their entirety in consolidated operating results. The 1999 second quarter minority interest charge of $5.5 million included approximately $4.7 million for a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP) and $0.8 million for the third-party share of TNCLP income. On June 30, 1999, the Corporation redeemed the third-party's BMLP interest and thereby eliminated future charges to earnings relating to the minority BMLP partnership interest.

Income Taxes

Income taxes for the second quarter 2000 were recorded at an effective tax rate of 35%, representing the Corporation's estimated annual effective tax rate.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 1999

Consolidated Results

The Corporation reported a net loss of $20.5 million for the six months ended June 30, 2000 compared with net loss of $50.4 million in 1999. During the 1999 second quarter, the Corporation sold its Distribution business segment, which generated a $10.5 million net loss during the 1999 first half. In connection with sale of the Distribution business segment, the Corporation repaid outstanding bank obligations and realized a $7.3 million extraordinary loss on early retirement of debt.

The Corporation had a $20.5 million net loss from continuing operations during the six months ending June 30, 2000 compared to a $32.5 million loss in 1999. The smaller loss in 2000 was related primarily to higher prices for the commodity nitrogen and methanol products manufactured and sold by the Corporation.

Total revenues and operating income (loss) by segment for the six-month periods ended June 30, 2000 and 1999 were as follows:

(in thousands)                     2000           1999
                               --------       --------
REVENUES:
Nitrogen Products              $432,579       $375,298
Methanol                         54,285         33,564
Other                             4,026          3,062
                               --------       --------
                               $490,890       $411,924
                               ========       ========

OPERATING INCOME (LOSS):
Nitrogen Products              $  1,812       $ (9,353)
Methanol                           (413)       (12,984)
Other expense - net              (3,637)        (4,005)
                               --------       --------
                               $ (2,238)      $(26,342)
                               ========       ========

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 2000 and 1999 were as follows:

VOLUMES AND PRICES
                                             2000                 1999
                                    ---------------------  -------------------
                                     Sales      Average     Sales    Average
(quantities in thousands of tons)   Volumes    Unit Price  Volumes  Unit Price
                                    --------   ----------  -------  ----------
Ammonia                                  819   $      145      817  $      122
Nitrogen solutions                     2,179           70    1,904          64
Urea                                     283          127      314          99
Ammonium nitrate                         536          107      435         115
                                    --------   ----------  -------  ----------

Nitrogen revenues increased $57.2 million to $432.6 million in the 2000 first half compared with $375.3 million in the 1999 period due to higher selling prices for most products and increased sales volumes of nitrogen solutions and ammonium nitrate. The stronger demand for nitrogen solutions was due to more attractive prices compared to ammonia and lower industry inventories. Higher prices for ammonia, nitrogen solution and urea were due to lower North American nitrogen supplies as a result of reduced industry-wide production levels since mid-1999. Ammonium nitrate demand increased for the first six months due primarily to the shift from late 1999 into 2000 as customers deferred purchases where possible in response to expected price declines.

The Nitrogen segment had an operating profit of $1.8 million during the six months ended June 30, 2000 compared with operating loss of $9.4 million for the same 1999 period. The increase in operating income was primarily related to selling prices that were $35 million higher than in 1999. Natural gas costs, net of forward pricing gains or losses, increased to $2.64 MMBtu during the 2000 first half from $2.28/MMBtu during the same 1999 period, which increased total 2000 costs by almost $22 million.

Methanol

For the six months ended June 30, 2000 and 1999, respectively, the Methanol segment had revenues of $54.3 million and $33.6 million. The Beaumont plant was shut down for two months during the 1999 first quarter, because raw material costs exceeded selling prices, which caused a significant decline in 1999 revenues. Methanol selling prices averaged $0.41/gallon during the 2000 first half, compared to $0.30/gallon during the same 1999 period.

The methanol segment had an operating loss of $0.4 million for the first six months of 2000 compared with operating loss of $13.0 million for the 1999 period. The reduced operating loss was a result of the higher selling prices and volumes coupled with higher costs in 1999 due to the plant shutdown.

Other Expense - Net

The Corporation had $3.6 million of other operating expenses during the 2000 first half, compared to $4.0 million during the 1999 period. Other expense in 2000 related primarily to legal expenses associated with a lawsuit in which Terra is a plaintiff. Most of the 1999 expenses represent allocations of shared services expenses to discontinued Distribution operations which amounted to $3.5 million for the first six months of 1999.

Interest Expense - Net

Interest expense, net of interest income, totaled $24.8 million during the 2000 first half compared with $18.4 million for the prior year period. The increase is primarily related to interest income of $6.3 million realized during the 1999 second quarter in connection with the sale of the Distribution business segment.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $4.4 million were recorded for the 2000 first six months as the result of TNCLP earnings that were included in their entirety in consolidated operating results. The 1999 first six months minority interest charge of $9.6 million included approximately $9.4 million for a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP) and $0.2 million for the third-party share of TNCLP losses. On June 30, 1999, the Corporation redeemed the third-party's BMLP interest and thereby eliminated future charges to earnings relating to the minority BMLP partnership interest.

Income Taxes

Income taxes for the first half of 2000 were recorded at an effective tax rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash flows from operations in the first six months of 2000 were $47.2 million comprised of $18.2 million generated from changes to net working capital balances, plus $29.3 million of operating profits after non-cash charges. Working capital reductions during the 2000 first half are primarily related to seasonal changes in inventory balances.

On June 1, 2000, Terra announced it would not restart its Blytheville, Arkansas ammonia and urea production facility as the result of high natural gas costs. The plant is expected to resume operations on or about August 15, 2000.

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

On April 7, 2000, Terra entered into a $225 million asset based financing agreement that replaced its $62 million revolving credit facility and amended and restated its $109 million long-term bank notes. The new financing agreement, which expires January 2003, bears interest at floating rates comparable to the previous facilities and is secured by substantially all of Terra's assets. Debt repayments of $1.25 million are required quarterly commencing June 30, 2000, with remaining outstanding balances due at maturity. The new agreement also requires Terra to adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition Terra is required to maintain minimum levels of earnings before interest, income taxes, depreciation and amortization (as defined in the financing agreement) computed on a quarterly basis. Failure to meet these covenants would require Terra to incur additional costs to amend the bank facilities or could result in termination of the facilities.

Terra management believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

The Corporation funded plant and equipment expenditures of $6.0 million during the first six months of 2000. The Corporation expects remaining 2000 capital expenditures to approximate $15 million consisting principally of routine equipment replacements.

On August 3, 1999, the Board of Directors suspended the Corporation's payment of a regular quarterly dividend on common stock.

Cash balances at June 30, 2000, were $34.2 million, none of which was used to collateralize letters of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 33". The Corporation has reviewed SFAS 133 and intends to implement the standard on January 1, 2001. At this time, the Corporation has not determined the impact SFAS 133 will have on its financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. Terra does not expect the adoption of SAB 101 to have a material effect on its financial statements.

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

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    27   Financial Data Schedule [EDGAR filing only]

               (b)  Reports on Form 8-K

                    Form 8-K dated April 7, 2000, announcing the completion of the refinancing of Terra's credit line and long-term debt.


                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TERRA INDUSTRIES INC.



Date:  July 28, 2000                  /s/ Francis G. Meyer
                                      -----------------------------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer and a duly authorized signatory