Form 10-Q
period 2000-09-30
TERRA INDUSTRIES INC
filed 2000-10-30
CIK 722079

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

               For the quarterly period ended September 30, 2000

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from         to _____________

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of October 30, 2000, the following shares of the registrant's stock were outstanding:

       Common Shares, without par value                75,988,940 shares


 ===============================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)


                                                         September 30,   December 31,   September 30,
                                                              2000           1999            1999
                                                         ------------    -----------    ------------
ASSETS
Cash and short-term investments                             $  101,916     $    9,790      $    5,555
Accounts receivable, less allowance for
 doubtful accounts of $443, $491, $837                         119,184        102,776          90,118
Inventories                                                     92,865        133,634         131,449
Other current assets                                            21,633         47,482         118,416
-----------------------------------------------------------------------------------------------------
Total current assets                                           335,598        293,682         345,538
-----------------------------------------------------------------------------------------------------
Equity and other investments                                     2,370          1,822           2,101
Property, plant and equipment, net                             919,258        997,801       1,009,893
Excess of cost over net assets of acquired businesses          235,924        253,162         257,207
Other assets                                                    54,466         54,978          78,317
-----------------------------------------------------------------------------------------------------
Total assets                                                $1,547,616     $1,601,445      $1,693,056
=====================================================================================================

LIABILITIES
Debt due within one year                                    $    5,968     $   17,152      $   32,321
Accounts payable                                                89,851         88,413          67,743
Accrued and other liabilities                                   54,707         35,158          54,166
-----------------------------------------------------------------------------------------------------
Total current liabilities                                      150,526        140,723         154,230
-----------------------------------------------------------------------------------------------------
Long-term debt                                                 469,101        469,309         477,550
Deferred income taxes                                          163,323        163,733         196,876
Other liabilities                                               50,197         67,409          83,070
Minority interest                                              108,629        103,269         103,668
-----------------------------------------------------------------------------------------------------
Total liabilities                                              941,776        944,443       1,015,394
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
    Common Shares, authorized 133,500 shares;
     outstanding 75,989, 75,309 and 75,308 shares              127,890        127,890         127,890
Paid-in capital                                                552,903        552,903         552,903
Accumulated other comprehensive loss                           (46,763)        (9,852)        (11,814)
Retained earnings (deficit)                                    (28,190)       (13,939)          8,683
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                     605,840        657,002         677,662
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $1,547,616     $1,601,445      $1,693,056
=====================================================================================================


See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per-share amounts)
                                  (unaudited)


                                                     Three Months Ended    Nine Months Ended
                                                       September 30,         September 30,
                                                     2000       1999       2000       1999
                                                   --------   --------   --------   --------
REVENUES
Net sales                                           $248,239   $169,275   $734,559   $572,675
Other income, net                                      3,401      4,203      7,971     12,727
---------------------------------------------------------------------------------------------
Total Revenues                                       251,640    173,478    742,530    585,402
---------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                        215,221    176,636    679,086    590,284
Selling, general and administrative expense           10,289     14,492     39,852     39,785
Equity in earnings of unconsolidated affiliates         (248)       210       (548)      (465)
---------------------------------------------------------------------------------------------
                                                     225,262    191,338    718,390    629,604
---------------------------------------------------------------------------------------------
Income (loss) from operations                         26,378    (17,860)    24,140    (44,202)
Interest income                                        1,231        255      2,090      7,463
Interest expense                                     (12,981)   (12,495)   (38,684)   (38,070)
Minority interest                                       (985)     2,043     (5,360)    (7,585)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                 13,643    (28,057)   (17,814)   (82,394)
Income tax provision (benefit)                         7,447    (11,150)    (3,563)   (32,950)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations               6,196    (16,907)   (14,251)   (49,444)
Loss from discontinued operations:
  Loss from operations, net of taxes                     ---        ---        ---     (5,800)
  Loss on disposition, net of taxes                      ---        ---        ---     (4,724)
---------------------------------------------------------------------------------------------
Income (loss) before extraordinary items               6,196    (16,907)   (14,251)   (59,968)
Extraordinary loss on early retirement of debt           ---        ---        ---     (7,295)
---------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                   $  6,196   $(16,907)  $(14,251)  $(67,263)
=============================================================================================

Basic and diluted earnings per share:
  Income (loss) from continuing operations          $   0.08   $  (0.23)  $  (0.19)  $  (0.67)
  Loss from discontinued operations                      ---        ---        ---      (0.14)
  Extraordinary loss on early retirement of debt         ---        ---        ---      (0.10)
---------------------------------------------------------------------------------------------
  Net income (loss)                                 $   0.08   $  (0.23)  $  (0.19)  $  (0.91)
=============================================================================================

Basic weighted average shares outstanding             74,704     74,168     74,761     74,168
Diluted weighted average shares outstanding           75,995     74,168     75,793     74,168
=============================================================================================

Cash dividends declared per share                   $    ---   $    ---   $    ---   $   0.07
=============================================================================================


See accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                       2000               1999
                                                                    ----------         ----------
OPERATING ACTIVITIES
Net loss from continuing operations                                 $ (14,251)         $  (49,444)
Adjustments to reconcile net loss from continuing
 operations to net cash flows from operating activities:
    Depreciation and amortization                                      86,147              75,586
    Deferred income taxes                                              13,576              (5,506)
    Minority interest in earnings                                       5,359               7,585
    Other non-cash items                                                  ---               1,079
Changes in current assets and liabilities excluding
 working capital purchased/sold during the period:
    Accounts receivable                                               (20,704)           (131,897)
    Inventories                                                        37,461              37,783
    Other current assets                                                9,982             (11,667)
    Accounts payable                                                    2,439             (24,290)
    Accrued and other liabilities                                       7,705             (86,605)
    Other                                                                (548)               (502)
-------------------------------------------------------------------------------------------------
Net cash flows from operating activities                              127,166            (187,878)
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                             (11,019)            (32,056)
Discontinued operations                                                   ---             315,627
Other items                                                            (5,932)              1,069
-------------------------------------------------------------------------------------------------
Net cash flows from investing activities                              (16,951)            284,640
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net changes in short-term borrowings                                   (6,000)             21,000
Principal payments on long-term debt                                   (5,392)             (8,159)
Redemption of preferred minority interest                                 ---            (224,998)
Repurchases of TNCLP common units                                         ---              (5,994)
Distributions to minority interests                                       ---              (9,429)
Dividends                                                                 ---              (5,283)
Deferred financing costs                                               (6,697)                ---
Other                                                                     ---                  13
-------------------------------------------------------------------------------------------------
Net cash flows from financing activities                              (18,089)           (232,850)
-------------------------------------------------------------------------------------------------
Increase (decrease) to cash and short-term investments                 92,126            (136,088)
Cash and short-term investments at beginning of period                  9,790             141,643
-------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                    $ 101,916          $    5,555
=================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (in thousands)
                                  (unaudited)

                                                             Accumulated
                                                                Other
                                   Capital      Paid-In     Comprehensive        Retained
                                    Stock       Capital          Loss       Earnings (Deficit)     Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       $127,890    $552,903        $ (9,852)          $(13,939)       $657,002

  Comprehensive loss:
     Net loss                           ---         ---             ---            (14,251)        (14,251)
     Foreign currency
      translation adjustment            ---         -           (36,911)               ---         (36,911)
----------------------------------------------------------------------------------------------------------
Balance at September 30, 2000       127,890    $552,903        $(46,763)          $(28,190)       $605,840
==========================================================================================================

                                                             Accumulated
                                                                Other
                                   Capital      Paid-In     Comprehensive         Retained
                                    Stock       Capital          Loss             Earnings         Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       $127,887    $552,893        $(14,157)          $ 81,229        $747,852

  Comprehensive loss:
     Net loss                           ---         ---             ---            (67,263)        (67,263)
     Foreign currency
      translation adjustment            ---         ---           2,343                ---           2,343

  Exercise of stock options               3          10             ---                ---              13

  Dividends                             ---         ---             ---             (5,283)         (5,283)
----------------------------------------------------------------------------------------------------------
Balance at September 30, 1999      $127,890    $552,903        $(11,814)          $  8,683        $677,662
==========================================================================================================

See accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries ("Terra") and the results of Terra's operations for the periods presented. Because of the seasonal nature of Terra's operations and effects of weather-related conditions in several of its marketing areas, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation. These statements should be read in conjunction with Terra's 1999 Annual Report to Stockholders.

2. On June 30, 1999, Terra sold its Distribution business segment to Cenex/Land O Lakes Agronomy Company ("Buyer") for $335.1 million, net of seasonal working capital from December 31, 1998 and closing costs. Included in the sale were Terra's approximately 400 retail farm service centers in the U.S. and Canada, and it's 50% ownership position in Omnium, Inc., a chemical formulation joint venture. Terra retained ownership of approximately $25 million in accounts receivable and approximately 40 storage or retail sites associated with Distribution operations. Reserves for doubtful accounts of approximately $15 million have been recorded to value the retained accounts receivable at estimated net realizable value. The retained sites have a zero net book value as costs of disposal are estimated to approximate sales proceeds.

     The accompanying unaudited consolidated statements of operations, financial position and cash flows have been restated for prior periods to segregate results of operations and net assets associated with the discontinued Distribution business segment.

     The results of discontinued operations for the nine month period ended September 30, 1999 were as follows:


     (in thousands)                                     1999
     --------------------------------------------------------------------------
     Total revenue                                    $ 228,991
     Cost of sales                                     (186,647)
     Selling, general and
        administrative expense                          (64,711)
     Equity in earnings of affiliates                       696
     --------------------------------------------------------------------------

        Operating loss as reported                      (21,671)
     Allocated general and
        administrative expense                            3,466
     --------------------------------------------------------------------------

        Operating loss as restated                      (18,205)

     Gain on sale of unconsolidated
        affiliate                                         9,804
     Interest income                                        938
     Interest expense                                    (2,202)
     Income taxes                                         3,865
     --------------------------------------------------------------------------

        Loss from
         discontinued operations                         (5,800)

     Loss on disposition, net of taxes                   (4,724)
     --------------------------------------------------------------------------

        Net loss from
         discontinued operations                      $ (10,524)
     ==========================================================================

     The sale of the Distribution business segment was effective April 1, 1999 with respect to segment operating results. Distribution revenues and cost of sales are net of inter-company sales from Terra's Nitrogen business segment of $8.9 million for the nine month period ended September 30, 1999. Interest income and expense allocated to the Distribution business represents interest earned or expensed from short-term investments or borrowings caused by seasonal fluctuations to Distribution working capital balances. None of Terra's long-term interest expense was allocated to earnings from discontinued operations.

     The Buyer and Terra have also entered into a three-year nitrogen fertilizer supply agreement through which the Buyer will purchase approximately the quantity that Terra's Nitrogen Products segment supplied to both the Distribution business and the Buyer.

3. Basic earnings per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

4.   Inventories consisted of the following:

                             September 30,  December 31,  September 30,
     (in thousands)              2000          1999           1999
     ------------------------------------------------------------------
     Raw materials           $47,915      $ 57,772       $ 54,014
     Finished goods           44,950        75,862         77,435
     ------------------------------------------------------------------
     Total                   $92,865      $133,634       $131,449
     ==================================================================

5. Five lawsuits by U.K. soft drink producers and distributors have been filed against Terra and other defendants seeking in excess of (Pounds)14.1 million in damages, plus costs and interest. The lawsuits seek to recover the costs of a product recall the plaintiffs initiated in reaction to 1998 newspaper accounts concerning trace amounts of benzene found in carbon dioxide used as an ingredient to the recalled products. Terra produced the carbon dioxide at one of its U.K. plants. A sixth lawsuit seeking (Pounds)12.5 million in damages was settled by Terra's insurer in January 2000, with Terra making no contribution toward the settlement. The first trial is scheduled for January 2001. In addition to the filed lawsuits, certain other soft drink producers have indicated their intention to file claims in unspecified amounts.

     Terra has denied liability for these claims and intends to vigorously defend its position. Terra believes it has insurance coverage for any damages. Its insurer is paying Terra's defense costs and has funded the January 2000 settlement, but has reserved the right to deny coverage in whole or in part for any adverse judgements in the remaining cases. While it is not feasible to predict with certainty the final outcome of these proceedings, management does not believe this matter should have a material adverse effect on Terra's financial condition.

     Terra and certain of its subsidiaries are involved in various legal actions and claims, including environmental matters, arising during the normal course of business. Although it is not possible to predict with any certainty the Terra and certain of its subsidiaries are involved in various other legal actions and claims, including environmental matters, arising during the normal course of business. Although it is not possible to predict with any certainty the outcome of such matters, it is the opinion of management that these matters will not have a material adverse effect on the results of operations, financial position or cash flow of the Corporation.

6. Natural gas is the principal raw material used in Terra's production of nitrogen products and methanol. Terra enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs that would be greater than expected selling prices for nitrogen products and methanol. Under those conditions, Terra's normal natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Corporation's facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     The Corporation has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2000 and part of 2001, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Contracts were in place at September 30, 2000 to cover 25% of natural gas requirements for the succeeding twelve months. The September 30, 2000 contracts covered 18% of Terra's expected North American natural gas requirements and 60% of its expected U.K. natural gas requirements. Most of Terra's North American contracts expire during 2000 fourth quarter whereas U.K. contracts generally expire at an equal rate through September 2001.

     Unrealized gains from forward pricing positions totaled $27.5 million as of September 30, 2000. In addition, Terra had purchase commitments for natural gas at prices $21.9 million lower than September 30, 2000 forward markets. The amount ultimately recognized by the Corporation will be dependent on published prices in effect at the time of settlement. Terra also had $12.0 million of realized gains on closed contracts relating to future periods that have been deferred to the respective period.

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

8. On June 1, 2000, Terra announced it would not restart its Blytheville, Arkansas ammonia and urea production facility as the result of high natural gas costs. The plant resumed production on August 19, 2000, when market conditions improved as the result of higher ammonia and urea prices.

9.   Terra classifies its continuing operations into two business segments:
     Nitrogen Products and Methanol. The Nitrogen Products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The Methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether
     (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:

                                              Three Months Ended    Nine Months Ended
                                                September 30          September 30
                                            --------------------  --------------------
     (in thousands)                             2000       1999       2000       1999
     --------------------------------------------------------------------------------
     Revenues - Nitrogen Products           $206,996   $144,606   $639,575   $519,904
              - Methanol                      42,710     28,569     96,995     62,133
              - Other                          1,934        303      5,960      3,365
     --------------------------------------------------------------------------------
     Total revenues                         $251,640   $173,478   $742,530   $585,402
     ================================================================================
     Income (loss) from operations
              - Nitrogen Products           $ 17,506   $(16,884)  $ 19,318   $(26,237)
              - Methanol                       9,974       (801)     9,561    (13,785)
              - Other                         (1,102)      (175)    (4,739)    (4,180)
     --------------------------------------------------------------------------------
     Total income (loss) from operations    $ 26,378   $(17,860)  $ 24,140   $(44,202)
     ================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH
QUARTER ENDED SEPTEMBER 30, 1999

Consolidated Results

Terra reported net income from continuing operations of $6.2 million for the 2000 third quarter compared with a net loss of $16.9 million in 1999. The increase in 2000 profits from continuing operations was primarily related to increased operating income as the result of higher product prices offset partly by higher natural gas costs.

Terra classifies its operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at Terra's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended September 30, 2000 and 1999 were as follows:

(in thousands)                                   2000            1999
--------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                            $206,996        $144,606
Methanol                                       42,710          28,569
Other                                           1,934             303
--------------------------------------------------------------------------------
                                             $251,640        $173,478
================================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                            $ 17,506        $(16,884)
Methanol                                        9,974            (801)
Other expense - net                            (1,102)           (175)
--------------------------------------------------------------------------------
                                             $ 26,378        $(17,860)
================================================================================

Nitrogen Products

Volumes and prices for the three-month periods ended September 30, 2000 and 1999 were as follows:

VOLUMES AND PRICES

                                                   2000                     1999
--------------------------------------------------------------------------------------
                                             Sales      Average     Sales    Average
(quantities in thousands of tons)           Volumes    Unit Price  Volumes  Unit Price
--------------------------------------------------------------------------------------
Ammonia                                          311        $ 175      303    $    115
Nitrogen solutions                               887           87      794          58
Urea                                              69          149      114          95
Ammonium nitrate                                 283          128      189         114
--------------------------------------------------------------------------------------

Nitrogen revenues increased $62.4 million to $207.0 million in the 2000 third quarter compared with $144.6 million in the 1999 quarter. Higher 2000 revenues reflect price increases of $50.0 million from the 1999 third quarter in response to substantially lower industry-wide nitrogen inventories. Ammonium nitrate sales volumes in the 2000 third quarter were higher than in 1999, which for the most part represented demand shifted from late 1999 into 2000 as customers deferred purchases where possible in response to expected price declines.

The Nitrogen segment had operating income of $17.5 million for the third quarter of 2000 compared with operating loss of $16.9 million for the 1999 third quarter. The increase in operating income was primarily related to higher selling prices offset partly by higher natural gas costs. Natural gas costs increased almost $26 million over the 1999 third quarter as unit costs, net of forward pricing gains and losses, increased to $3.14/MMBtu, during the 2000 third quarter compared to $2.24/MMBtu during the same 1999 period. Third quarter 2000 natural gas costs were reduced $23.3 million from spot prices as the result of forward price contracts.

Methanol

For the three months ended September 30, 2000 and 1999, respectively, the Methanol segment had revenues of $42.7 million and $28.6 million. Sales volumes decreased 7.5% from prior year levels, but selling prices increased from $0.39/gallon in 1999 to $0.62/gallon in 2000 as the result of more balanced industry inventories in relation to demand than was the case in the 1999 third quarter.

The Methanol segment generated a $10.0 million operating profit in the 2000 third quarter compared to a $0.8 million operating loss in 1999. The increase in operating income was primarily related to higher selling prices offset partly by higher natural gas costs. Natural gas costs increased almost $8 million over the 1999 third quarter as unit costs, net of forward pricing gains and losses, increased to $3.50/MMbtu, during the 2000 third quarter compared to $2.25/MMBtu during the 1999 period. In addition, cost reductions of $1.0 million were realized due to improved plant operations as compared to 1999. Third quarter 2000 natural gas costs were reduced $5.3 million by forward pricing contracts.

Other Expense - Net

Other operating expense of $1.1 million in the 2000 third quarter was $0.9 million unfavorable to 1999 due primarily to 2000 legal expenses associated with a lawsuit in which Terra was a plaintiff.

Interest Expense - Net

Interest expense, net of interest income, totaled $11.8 million during the 2000 third quarter compared with $12.2 million for the prior year period.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $1.0 million were recorded for the 2000 third quarter as the result of TNCLP earnings that were included in their entirety in consolidated operating results. The increased charge as compared to the 1999 third quarter reflected higher nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the third quarter 2000 were recorded at an effective tax rate of 55%, to adjust year-to-date provisions to Terra's estimated annual effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated Results

Terra reported a net loss of $14.3 million for the nine months ended September 30, 2000 compared with net loss of $67.3 million in 1999. During the 1999 second quarter, Terra sold its Distribution business segment, which generated a $10.5 million net loss during the 1999 period. In connection with sale of the Distribution business segment, Terra repaid outstanding bank obligations and realized a $7.3 million extraordinary loss on early retirement of debt.

Terra had a $14.3 million net loss from continuing operations during the nine months ending September 30, 2000 compared to a $49.4 million loss in 1999. The smaller 2000 loss was related primarily to higher prices for the nitrogen and methanol products manufactured and sold by the Corporation.

Total revenues and operating income (loss) by segment for the nine-month periods ended September 30, 2000 and 1999 were as follows:

(in thousands)                                   2000       1999
--------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                            $639,575   $519,904
Methanol                                       96,995     62,133
Other                                           5,960      3,365
--------------------------------------------------------------------------------
                                             $742,530   $585,402
================================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                            $ 19,318   $(26,237)
Methanol                                        9,561    (13,785)
Other expense - net                            (4,739)    (4,180)
--------------------------------------------------------------------------------
                                             $ 24,140   $(44,202)
================================================================================

Nitrogen Products

Volumes and prices for the nine-month periods ended September 30, 2000 and 1999 were as follows:

VOLUMES AND PRICES
                                             2000                 1999
-------------------------------------------------------------------------------
                                      Sales    Average     Sales    Average
(quantities in thousands of tons)    Volumes  Unit Price  Volumes  Unit Price
-------------------------------------------------------------------------------
Ammonia                                1,130       $ 153    1,120        $120
Nitrogen solutions                     3,066          75    2,698          62
Urea                                     353         131      428          98
Ammonium nitrate                         819         114      624         115
-------------------------------------------------------------------------------

Nitrogen revenues increased $119.7 million to $639.6 million in the 2000 first nine months compared with $519.9 million in the 1999 period due to higher selling prices for most products and increased sales volumes of nitrogen solutions and ammonium nitrate. The stronger demand for nitrogen solutions was due to more attractive prices compared to ammonia and lower industry inventories. Higher prices for ammonia, nitrogen solution and urea were due to lower North American and U.K. nitrogen supplies as a result of reduced industry-wide production levels since mid-1999. Ammonium nitrate demand increased for the first nine months due primarily to the shift from late 1999 into 2000 as customers deferred purchases where possible in response to expected price declines.

The Nitrogen segment had an operating profit of $19.3 million during the nine months ended September 30, 2000 compared with operating loss of $26.2 million for the same 1999 period. The increase in operating income was primarily related to selling prices that were $85.5 million higher than in 1999. In addition, higher sales volumes, reduced freight costs and lower maintenance spending contributed to 2000 operating income. These factors were partially offset by higher natural gas costs. Natural gas costs, net of forward pricing gains or losses, increased to $2.76/MMBtu during the 2000 first nine months from $2.27/MMBtu during the same 1999 period, which increased total 2000 costs by $45.9 million. Natural gas cost increases were mitigated by forward pricing contracts that reduced 2000 costs by $45.2 million.

Methanol

For the nine months ended September 30, 2000 and 1999, respectively, the Methanol segment had revenues of $97.0 million and $62.1 million. The Beaumont plant was shut down for two months during the 1999 first quarter, because raw material costs exceeded selling prices, which caused a significant decline in 1999 revenues. Methanol selling prices averaged $0.48/gallon during the 2000 first nine months, compared to $0.34/gallon during the same 1999 period.

The methanol segment had an operating profit of $9.6 million for the first nine months of 2000 compared with operating loss of $13.8 million for the 1999 period. The reduced operating loss was a result of the higher selling prices partly offset by higher natural gas costs. Natural gas costs, net of forward pricing gains or losses, increased to $2.92/MMBtu during the 2000 first nine months from $2.29/MMBtu during the same 1999 period, which increased total 2000 costs by $13.7 million. Natural gas costs for the methanol segment were $10.4 million lower than spot purchase prices as the result of forward pricing contracts.

Other Expense - Net

Terra had $4.7 million of other operating expenses during the 2000 first nine months, compared to $4.2 million during the 1999 period. Other expense in 2000 related primarily to legal expenses associated with a lawsuit in which Terra was a plaintiff. Most of the 1999 expenses represent allocations of shared service expenses to discontinued Distribution operations, which amounted to $3.5 million for the first nine months of 1999.

Interest Expense - Net

Interest expense, net of interest income, totaled $36.6 million during the 2000 first nine months compared with $30.6 million for the prior year period. The increase is primarily related to interest income of $6.3 million realized during the 1999 second quarter in connection with the sale of the Distribution business segment.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $5.4 million were recorded for the 2000 first nine months as the result of TNCLP earnings that were included in their entirety in consolidated operating results. The 1999 first nine months minority interest charge of $7.6 million included approximately $9.4 million for a third-party's limited partnership interest in Beaumont Methanol, Limited Partnership (BMLP) net of $1.8 million for the third-party share of TNCLP losses. On June 30, 1999, the Corporation redeemed the third-party's BMLP interest and thereby eliminated future charges to earnings relating to the minority BMLP partnership interest.

Income Taxes

Income taxes for the first nine months of 2000 were recorded at an effective tax rate of 20%, representing the Corporation's estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash flows from operations in the first nine months of 2000 were $127.2 million comprised of $36.4 million generated from changes to net working capital balances, plus $90.8 million of operating profits after non-cash charges. Working capital reductions during the 2000 first nine months are primarily related to seasonal changes in inventory balances and inventory reductions related to third quarter 2000 production curtailments of ammonia and urea. As market conditions improve, it is likely that production rates will be increased which would result in higher inventories.

On June 30, 1999, Terra sold its Distribution business segment to Cenex/Land O Lakes Agronomy Company ("Buyer") for $335.l million, net of seasonal working capital from December 31, 1998 and closing costs. Sales proceeds were used to redeem the outstanding preferred minority interest in BMLP for $225 million, fund termination of its accounts receivable securitization program and repay outstanding borrowings under the Corporation's revolving credit facility.

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

The Corporation funded plant and equipment expenditures of $11.0 million during the first nine months of 2000. The Corporation expects remaining 2000 capital expenditures to be less than $10 million consisting principally of routine equipment replacements.

On August 3, 1999, the Board of Directors suspended the Corporation's payment of a regular quarterly dividend on common stock.

Cash balances at September 30, 2000, were $101.9 million, none of which was used to collateralize letters of credit.

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


                                       TERRA INDUSTRIES INC.



Date:  October 30, 2000                /s/ Francis G. Meyer
                                       --------------------------------
                                       Francis G. Meyer
                                       Senior Vice President and Chief Financial
                                       Officer and a duly authorized signatory