Form 10-K405
period 2000-12-31
TERRA INDUSTRIES INC
filed 2001-03-20
CIK 722079

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2000    Commission file number: 1-8520

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, at January 31, 2001, was $120,720,480.

     The number of shares of Common Shares, without par value, outstanding as of February 26, 2001 was 75,884,687.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 26, 2001. Certain information therein is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                    PART I
                                    ------

Items 1 and 2.    Business and properties...................................................................................    1

Item 3.           Legal proceedings.........................................................................................    8

Item 4.           Submission of matters to a vote of security holders.......................................................    8

                  Executive officers of Terra...............................................................................    8

                                                        PART II
                                                        -------

Item 5.           Market for Terra's common equity and related stockholder matters..........................................   10

Item 6.           Selected financial data...................................................................................   10

Item 7.           Management's discussion and analysis of financial condition
                  and results of operations.................................................................................   10

Item 7a.          Quantitative and qualitative disclosures about market risk................................................   10

Item 8.           Financial statements and supplementary data...............................................................   10

Item 9.           Changes in and disagreements with accountants on accounting
                  and financial disclosure..................................................................................   10

                                                        PART III
                                                        --------

Item 10.          Directors and executive officers of Terra.................................................................   11

Item 11.          Executive compensation....................................................................................   11

Item 12.          Security ownership of certain beneficial owners and management............................................   11

Item 13.          Certain relationships and related transactions............................................................   11

                                                        PART IV
                                                        -------

Item 14.          Exhibits, financial statement schedules and reports on Form 8-K...........................................   11

Signatures..................................................................................................................   17

Index to financial statement schedules, reports and consents................................................................  S-1

                                    PART I
                                    ------

Items 1 and 2.  BUSINESS AND PROPERTIES.

     Terra Industries Inc., a Maryland corporation, is referred to as "Terra" throughout this report. References to Terra also include the direct and indirect subsidiaries of Terra Industries Inc. where required by the context. Subsidiaries not wholly-owned by Terra include a limited partnership, Terra Nitrogen Company, L.P., which, through its subsidiary, Terra Nitrogen, L.P., operates Terra's manufacturing facilities in Blytheville, Arkansas and Verdigris, Oklahoma. Terra is the sole general partner and the majority limited partner in Terra Nitrogen Company, L.P. Terra's principal corporate office is located at Terra Centre, 600 Fourth Street, P.O. Box 6000, Sioux City, Iowa 51102-6000 and its telephone number is (712) 277-1340.

Business Overview

     Terra is an industry leader in the production and marketing of both nitrogen products and methanol. Terra is one of the largest producers of anhydrous ammonia and nitrogen solutions in the United States and Canada and is the largest producer of ammonium nitrate in the United Kingdom. In addition, Terra is one of the largest U.S. producers and marketers of methanol.

     Terra owns eight facilities that produce nitrogen products. Two of these eight facilities also produce methanol. These facilities are located in or near the following locations and have the following production capacities:

==============================================================================================
                                                         Annual Capacity
                                  ------------------------------------------------------------
            Location
                                   Ammonia/1/    Urea/2/   Methanol/3/    UAN-28/4/     AN/4/
----------------------------------------------------------------------------------------------

Beaumont, Texas/5/, /6/              255,000              280,000,000
----------------------------------------------------------------------------------------------

Blytheville, Arkansas                420,000   480,000                      30,000
----------------------------------------------------------------------------------------------

Port Neal, Iowa                      370,000    50,000                     810,000
----------------------------------------------------------------------------------------------

Verdigris, Oklahoma                1,050,000                             2,180,000
----------------------------------------------------------------------------------------------

Woodward, Oklahoma/6/                440,000    25,000     40,000,000      340,000
----------------------------------------------------------------------------------------------

Courtright, Ontario                  480,000   175,000                     400,000
----------------------------------------------------------------------------------------------

Severnside, U.K.                     265,000                                           500,000
----------------------------------------------------------------------------------------------

Billingham, U.K./7/                  550,000                                           500,000
----------------------------------------------------------------------------------------------

Total                              3,830,000   730,000    320,000,000    3,760,000   1,000,000
----------------------------------------------------------------------------------------------

1. Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
2. Urea is sold as urea liquor from Port Neal and Woodward and as a granular urea from Blytheville and Courtright. Production capacities for both forms are measured in tons.
3.   Measured in gallons.
4.   Measured in tons.
5. Terra's Beaumont, Texas facility produced only methanol until completion of an ammonia production loop at that facility in January 2000.
6. Ammonia capacity depends, in part, on the desired rate of methanol production at this facility.
7. Terra's Billingham, England facility also produces merchant nitric acid; 2000 sales were 262,000 product tons.
================================================================================

  Until June 30, 1999, Terra also operated retail facilities in the U.S. and Canada for the distribution and marketing of fertilizers, crop protection products, seed and services. Terra sold this business to Agro Distribution, LLC, an affiliate of Cenex/Land O'Lakes Agronomy Company, on that date.

Nitrogen Products

  Nitrogen is a primary nutrient essential for plant growth. Nitrogen fertilizers must be reapplied each year in agricultural areas because of absorption by crops and leaching from the soil. There are currently no substitutes for nitrogen fertilizers in the cultivation of high-yield crops.

  Terra is a major producer and distributor of nitrogen products, principally fertilizers. Ammonia, urea and urea ammonium nitrate solution ("UAN") are the principal nitrogen products produced and sold by Terra in North America. Terra produces and sells principally ammonia and ammonium nitrate ("AN") in the U.K. A significant portion of Terra's ammonia production is upgraded into other nitrogen products, such as urea, UAN and AN. Other important products manufactured by Terra in both the U.S. and U.K. include nitric acid and carbon dioxide. These products, along with a portion of ammonia and urea sales, are used as industrial feedstocks not tied to the agricultural market.

  Although these different nitrogen products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of appropriate storage, handling and application equipment. These various nitrogen products are described in greater detail below:

  Ammonia.  Anhydrous ammonia (often referred to simply as "ammonia") is the
  -------
simplest form of nitrogen fertilizer and is the feedstock for the production of most other nitrogen fertilizers, including urea, UAN and AN. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per pound of nitrogen. Ammonia has a distinctive pungent odor and requires refrigeration or pressurization for transportation and storage.

  Urea.  Urea is produced for both the animal feed and fertilizer market by
  ----
converting ammonia and carbon dioxide into liquid urea, which can be processed into a solid, granular form. Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. Terra produces both a granulated form of solid urea, generally for the fertilizer market, and urea liquor (liquid) for animal feed supplements and industrial applications.

  UAN.  Terra produces UAN at five of its six North American fertilizer
  ---
manufacturing facilities. Terra's Verdigris, Oklahoma facility is one of the largest UAN production facilities in North America. UAN is produced by combining liquid urea, liquid ammonium nitrate and water. The nitrogen content of UAN is approximately 28% to 32% by weight. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage.

  UAN may be applied separately or may be mixed with various crop protection products, permitting the application of several materials simultaneously, thus reducing energy and labor costs and accelerating field preparation for planting. In addition, UAN may be applied from ordinary tanks and trucks and can be sprayed or injected into the soil, or applied through irrigation systems, throughout the growing season. UAN is relatively expensive to transport and store because of its high water content. Due to its stable nature, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to volatilization losses.

  AN.  Terra produces AN at its two facilities in the U.K.  AN is produced by
  --
combining nitric acid and ammonia into a liquid form which is then converted to a solid. The nitrogen content of AN is 34.5% by weight.

  Plants. All of Terra's North American facilities are integrated facilities for
  ------
the production of ammonia, liquid urea and UAN (except for the Beaumont, Texas location which produces only ammonia and methanol, and the Verdigris, Oklahoma facility, which produces only ammonia and UAN). In addition, Terra's facilities in Blytheville, Arkansas and Courtright, Ontario produce granular urea and the facility in Woodward, Oklahoma also produces methanol. Terra's two U.K. facilities are integrated facilities for the production of ammonia, ammonium nitrate, liquid carbon dioxide and, at the Billingham location, nitric acid.

  Terra's eight manufacturing facilities are each designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of Terra's fertilizer manufacturing facilities was 93% in 2000, 96% in 1999 and 102% in 1998. Terra's capacity utilization was reduced in 2000 as a result of several plant shutdowns due to natural gas prices increasing faster than nitrogen prices.

  Terra owns all of its manufacturing facilities in fee, unless otherwise stated below. (See "Methanol - Plants" for a description of leased facilities at the Beaumont, Texas facility.) All Terra manufacturing facilities (including the Beaumont facility) are subject to encumbrances in favor of lenders.

  Located at the Verdigris, Oklahoma facility are two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Terra owns the plants in fee, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the port terminal is scheduled to expire in April, 2004, and Terra has an option to renew the lease for an additional five-year term.

  The Blytheville, Arkansas facility consists of an anhydrous ammonia plant, a granular urea plant and a UAN plant. The ammonia plant is leased from the City of Blytheville at a nominal annual rate. The ammonia plant lease is scheduled to expire in November, 2004, and Terra has an option to extend the lease for eleven successive terms of five years each at the same rental rate. Terra has an unconditional option to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The urea plant lease is scheduled to expire in November, 2005, and Terra has an option to extend the lease for three successive terms of five years each at the same rental rate. Terra also has a similar, unconditional option to purchase the urea plant for a nominal price.

  In the first quarter of 2000, Terra completed a $61.7 million capital project to add an ammonia production loop to its Beaumont, Texas facility that has added 255,000 tons of annual ammonia production capacity.

  Marketing and Distribution.  Terra's production facilities, combined with
  --------------------------
significant storage capacity at over 60 locations throughout the major fertilizer consuming regions of the U.S., position Terra to be a major supplier of nitrogen fertilizers.

  Terra's principal customers for its North American manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. In the U.K., revenues are split approximately evenly between agricultural and industrial customers. Overall, industrial customers purchased approximately 21% of Terra's nitrogen product production in each of 2000 and 1999 and approximately 23% of Terra's 1998 production.

  As part of Terra's sale of its farm service centers and distribution business to Cenex/Land O'Lakes Agronomy Company in the second quarter of 1999, Terra entered into an agreement to supply Cenex/Land O'Lakes nitrogen fertilizer products. Under this agreement, Cenex/Land O'Lakes will for three years purchase from Terra approximately the quantity of product that Terra supplied to both Terra's own distribution business and to Cenex/Land O'Lakes before the sale of the distribution business. Terra sold approximately 12% of its North American production to Cenex/Land O'Lakes under this supply agreement in 1999 and approximately 13% of its North American production to Cenex/Land O'Lakes in 2000.

  Under an agreement with Imperial Chemical Industries (ICI), Terra may make payments to ICI based on the market price obtained for ammonium nitrate sales by Terra's U.K. business. Over the term of this agreement, Terra must make a payment for any year through 2002 in which the average ammonium nitrate price it receives exceeds certain thresholds, subject to a maximum payment of (Pounds)58 million ($95.7 million at the time the agreement was signed). Because of these payments, Terra will not benefit fully from the U.K. market price of ammonium nitrate over certain thresholds during this agreement's term. Terra did not make any payments to ICI under this agreement in 1998, 1999 or 2000.

Methanol

  Terra possesses approximately 320 million gallons of annual methanol production capacity, representing approximately 21% of total U.S. rated methanol production capacity (1.5 billion gallons) at the end of 2000.

  Product.  Methanol is a liquid petrochemical made primarily from natural gas.
  -------
It is used as a feedstock in the production of other chemical products such as formaldehyde, acetic acid and chemicals used in the building products industry. Another major market for methanol is as a feedstock in the production of methyl tertiary butyl ether or MTBE, an oxygenate used as an additive in re-formulated gasoline and as an octane enhancer in non-reformulated gasoline. The methanol manufacturing process involves heating natural gas feedstock, mixing it with steam and passing it over a nickel-based catalyst, which breaks it down into carbon monoxide, carbon dioxide and water. This reformed gas is then cooled, compressed and passed over a copper-zinc-based catalyst to produce crude methanol. Crude methanol consists of approximately 80% methanol and 20% water. Crude methanol is distilled to remove water and impurities in order to convert it to high-purity chemical-grade methanol suitable for sale.

  Plants.  Terra's Woodward, Oklahoma facility produced approximately 38
  ------
million, 34 million and 36 million gallons of methanol in 1998, 1999 and 2000 respectively and has an annual methanol production capacity of 40 million gallons. Terra's Beaumont, Texas facility is among the largest methanol production plants in the U.S., with approximately 280 million gallons of annual methanol production capacity. This plant produced 258 million, 207 million and 208 million gallons of methanol in 1998, 1999 and 2000 respectively.

  Terra owns the plant and processing equipment at the Beaumont facility. The land is leased by Terra from E.I. du Pont de Nemours and Company (DuPont) for a nominal annual rate under a lease agreement which expires in 2090. Because the Beaumont facility is entirely contained within an industrial complex owned and operated by DuPont, Terra depends on DuPont for access to the facility as well as certain essential services. Most of the finished methanol product is shipped to customers through wharf facilities located on DuPont property. Lastly, Terra depends on DuPont for access to the pipelines used to transport methanol and to obtain natural gas, as well as for certain utilities, wastewater treatment facilities and other essential services.

  Marketing and Distribution; Contracts. Terra's methanol customers are
  -------------------------------------
primarily large, domestic chemical or MTBE producers. Terra has a number of long-term methanol sales contracts, the most significant of which is with DuPont. In 2000, Terra sold over 57% of its production under such contracts.
At December 31, 2000, Terra had contracted to sell over 62% of its 2001 scheduled production at prices indexed to published sources. Most of these sales contracts (other than the DuPont contract noted below) cover fixed volumes and have terms of up to three years.

  Under the DuPont contract, as amended, DuPont has agreed to purchase from Terra 54 million gallons of methanol each year through 2001 (representing 19% of the Beaumont facility's annual production capacity). The price of the methanol delivered under this contract is generally negotiated on the basis of an established index and the previous month's price. The DuPont contract accounted for approximately 20% of Terra's methanol sales

Breakdown of Revenue by Product

  The approximate revenue contributions of Terra's principal products (based upon percentages of Terra's consolidated revenues) for each of the last three years are as follows:

   Product                   2000               1999               1998
   -------                   ----               ----               ----
  Ammonia                     23%                22%                23%
  AN                          12%                12%                13%
  UAN                         32%                29%                27%
  Urea                         8%                 8%                10%
  Methanol                    14%                11%                11%

Credit

  Terra's credit terms are generally 15-30 days in the U.S. and 30 days in the U.K., but may be extended for longer periods during certain sales seasons consistent with industry practices. Bad debt writeoffs associated with Terra's nitrogen products and methanol manufacturing business have been less than $1 million annually for each of the past three years.

Seasonality and Volatility

  The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries, and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall as depleted inventories are restored.

  Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:
  . Weather patterns and field conditions (particularly during periods of high fertilizer consumption);
  . Quantities of fertilizers imported to and exported from North America and imported to the U.K.;
  . Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and
  . Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer and methanol.

  Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

  Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions, such as China's cessation of urea imports in recent years. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America, where in many instances producers have access to relatively low-cost natural gas supplies. During the mid to late 1990's favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. More recently, depressed U.S. prices and margins for nitrogen products have resulted in some curtailments or shutdowns of capacity in North America. Some, but not all, of these shutdowns are expected to be permanent.

  Price volatility in North American natural gas markets prompted industry-wide curtailment of both nitrogen fertilizer and methanol production in 2000. Terra idled its Blytheville, Arkansas plant from June through mid-August 2000 and the Blytheville, Arkansas and Beaumont, Texas plants and parts of the Verdigris, Oklahoma plant for the month of December 2000 due to high natural gas costs. During 2000, Terra produced only 89% and 84% of its ammonia and methanol capacity (respectively) because of plant shutdowns due to high natural gas costs and low product selling prices.

  While most U.S. methanol is sold pursuant to long-term contracts based on market index pricing and fixed volumes, the spot market price of methanol can be volatile. The industry has experienced cycles of oversupply, resulting in depressed prices and idled capacity, followed by periods of shortage and rapidly rising prices. At the end of 1998 and through 1999, methanol sales prices were below the low end of their historic sales price range; however by early 2000 prices had improved to historic levels. Future demand for methanol will depend in part on the regulatory environment with respect to reformulated gasoline. In 1999, the State of California mandated a ban on MTBE starting in 2002. If this ban is implemented, about 5% of the current global methanol supply will need to be curtailed or redirected. Methanol is expected to be the primary energy source for fuel cells used in various applications. The first commercial production of fuel cell-powered automobiles is expected in 2005. Consequently, methanol demand could change sharply over the next several years depending on MTBE use, the scope and rate of fuel cell implementation, and other factors.

Raw Materials

  The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2000 comprised about 66% of total costs and expenses for the North American nitrogen products business, 23% of total costs and expenses for the U.K. nitrogen products business, and 66% of total costs and expenses associated with the methanol segment. Terra believes there is a sufficient supply of natural gas for the foreseeable future and has entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

  Terra's natural gas hedging policy generally requires Terra to fix or cap the price of approximately 25% to 80% of its natural gas requirements for a rolling one-year period, and up to 50% of its natural gas requirements for the subsequent two-year period, provided that such arrangements would not result in costs that would be greater than the expected selling prices for Terra's finished products. (In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods prices to recover the increases to gas costs, Terra's board of directors amended the hedging policy and eliminated the minimum hedge requirement through the end of 2001.) Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of global nitrogen products and methanol production occurs at facilities with access to fixed-priced natural gas supplies. These facilities' natural gas costs have been and could continue to be substantially lower than Terra's.

  If natural gas prices rise, Terra may benefit from its use of forward-pricing techniques. Conversely, if natural gas prices fall, Terra may incur costs above the then-available spot market. The settlement dates of forward-pricing contracts coincide with gas purchase dates. Forward-pricing contracts are based on a designated price, which price is referenced to market natural gas prices or appropriate NYMEX futures contract prices.

Transportation

  Terra uses several modes of transportation to receive materials and distribute product to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. Terra uses approximately 66 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in 18 states and one Canadian province. Terra also leases a methanol storage facility in Deer Park, Texas. Terra transports products from this storage facility primarily by marine vessels, rail tank cars and via pipeline to selected customers.

  Railcars are the major source of transportation at Terra's North American manufacturing facilities. Terra leases approximately 2,120 railcars. Terra also owns 10 nitric acid railcars. In the U.K., Terra's AN production is transported primarily by contract carrier trucks, and its ammonia production is transported primarily by Terra-owned pipelines.

  Terra transports purchased natural gas to its Woodward, Oklahoma facility via both intrastate and interstate pipelines and to its Verdigris, Oklahoma facility via intrastate pipeline. The intrastate pipelines serving Woodward and Verdigris are not open-access carriers, but are nonetheless part of a widespread regional system through which Woodward and Verdigris can receive natural gas from any major Oklahoma source. Terra also has limited access to out-of-state natural gas supplies for these facilities. The Beaumont, Texas facility purchases delivered natural gas via four intrastate pipelines. The Courtright, Ontario facility purchases natural gas at delivery points at Parkway and Dawn, Ontario, and from there the gas is delivered to the facility by a local utility. Terra transports purchased natural gas for both its Port Neal, Iowa and Blytheville, Arkansas facilities via interstate, open-access pipelines. At Terra's Billingham and Severnside, England locations, purchased natural gas is transported to the facilities via a nationwide, open-access pipeline system.

Research and Development

   Terra does not currently have any significant, ongoing research and development efforts.

Competition

  Nitrogen products are a global commodity, and Terra's customers include distributors and industrial end-users, dealers and other fertilizer producers. Customers base purchasing decisions principally on the delivered price and availability of the product. Terra competes with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Some of Terra's principal competitors may have greater total resources and may be less dependent on earnings from nitrogen fertilizer sales than Terra. Some foreign competitors may have access to lower cost or government-subsidized natural gas supplies, particularly those with facilities in warmer climates. Natural gas comprises a significant portion of the raw materials cost of Terra's nitrogen products. Competitive natural gas purchasing is essential to maintaining a low-cost product position. Terra competes with other manufacturers of nitrogen products on delivery terms and availability of products, as well as on price.

  The methanol industry, like the nitrogen products industry, is highly competitive and such competition is based largely on price, reliability and deliverability of this global commodity. The relative cost and availability of natural gas and the efficiency of production facilities are important competitive factors. Significant determinants of a methanol manufacturing plant's competitive position are the natural gas acquisition and transportation contracts a plant negotiates with its major suppliers. Domestic competitors for methanol include a number of large, integrated petrochemical producers, many of which are better capitalized than Terra.

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

  Terra may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with Clean Air Act, Clean Water Act and similar requirements. These equipment requirements are also typically applicable to competitors as well. Terra estimates that the cost of complying with these existing requirements in 2001 and beyond will be less than $10 million.

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

Revenues and Assets

  Terra's revenues from external customers, measure of profit and loss and total assets for the years 1998-2000 are set forth in the Notes to the Consolidated Financial Statements. Terra's revenues and assets according to geography (U.S., Canada and U.K.) are also set forth in the Notes to the Consolidated Financial Statements.

Employees

  Terra had 1,279 full-time employees at December 31, 2000, with only the U.K. employees being covered by anything equivalent to a collective bargaining agreement.

Item 3.  LEGAL PROCEEDINGS.

  Various legal proceedings are pending against Terra and its subsidiaries. Terra believes that the aggregate liability resulting from these proceedings will not be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No items were submitted to a vote of security holders of the Company during the fourth quarter of 2000.

                          EXECUTIVE OFFICERS OF TERRA

  The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

                              Present positions and offices with the Company and
       Name and age            principal occupations during the past five years
       ------------           --------------------------------------------------

Michael L. Bennett (47)      Executive Vice President and Chief Operating
                             Officer of Terra since February 1997; President and
                             Chief Executive Officer of Terra Nitrogen Division since June 1998; President of Terra Distribution
                             Division from November 1995 to February 1997;
                             Senior Vice President of Terra from February 1995 to February 1997; Senior Vice President,
                             Distribution of Terra International from October
                             1994 to February 1997.

Burton M. Joyce (59)         President and Chief Executive Officer of Terra
                             since May 1991.

Mark A. Kalafut (47)         Vice President and Associate General Counsel of
                             Terra since April, 1997; Vice President and General
                             Counsel of Terra International from April, 1989 to
                             April, 1997.

William R. Loomis, Jr. (52)        Chairman of the Board of Terra since May 1996
                                   and a director thereof since February 1996;
                                   Chief Executive Officer of the investment banking firm Lazard LLC since November 2000;
                                   Managing Director thereof from June 1995 to
                                   November 2000.

Francis G. Meyer (49)              Senior Vice President and Chief Financial
                                   Officer of Terra since November 1995.

W. Mark Rosenbury (53)             Senior Vice President and Chief
                                   Administrative Officer of Terra since August
                                   1999; Vice President, European Operations of
                                   Terra and Managing Director of Terra Nitrogen
                                   U.K. from January 1998 to August 1999; Vice
                                   President, Business Development and Strategic
                                   Planning of Terra from November 1995 to
                                   January 1998; President of Terra Nitrogen
                                   Corporation from November 1994 to February
                                   1996.

Wynn S. Stevenson (46)             Vice President, Taxes and Corporate
                                   Development of Terra since May 1998; Vice
                                   President, Taxes of Terra from April 1996 to
                                   May 1998; Director, Taxes thereof from June
                                   1992 to April 1996.

George H. Valentine (52)           Senior Vice President, General Counsel and
                                   Corporate Secretary of Terra since November
                                   1995.

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

  None.

                                  PART III
                                  --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TERRA.

     Information with respect to directors of Terra under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 26, 2001, is incorporated herein by reference. Information with respect to executive officers of Terra appears under the caption "Executive Officers of Terra" in Part I hereof and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 26, 2001, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 26, 2001, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 26, 2001, is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules.

     1. Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Exhibit 13 hereof).

            Consolidated Statements of Financial Position at December 31, 2000 and 1999.

            Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

            Notes to the Consolidated Financial Statements.

            Responsibility for Financial Statements.

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

(b)  Executive Compensation Plans and Arrangements.

     Exhibits 10.1.1 through 10.1.23 are incorporated herein by reference.

(c)  Reports on Form 8-K

     Terra did not file any reports on Form 8-K in the fourth quarter of 2000.

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

     4.8 Credit Agreement dated April 7, 2000 among Terra Capital, Inc., Terra Nitrogen (U.K.), Limited, Terra Nitrogen, Limited Partnership, Terra Industries, Inc., as guarantor, Certain Lenders, Certain Issuers and Citibank, N.A., as Administrative Agent (without exhibits or schedules) filed as Exhibit 4.8 to Terra Industries' Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

     4.9 Credit Agreement dated December 31, 1997, and Amended and Restated June 25, 1999 and further Amended and Restated April 7, 2000 among Terra International (Canada), Inc., Certain Guarantors, Certain Lenders and Citibank, N.A., as Administrative Agent (without exhibits or schedules) filed as Exhibit 4.9 to Terra Industries' Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

     4.10 * Amendment No. 1 dated as of December 20, 2000 to the Credit Agreement dated April 7, 2000 among Terra Capital, Inc., Terra Nitrogen (U.K.), Limited, Terra Nitrogen, Limited Partnership, Terra Industries, Inc., as guarantor, Certain Lenders, Certain Issuers and Citibank, N.A., as Administrative Agent (without exhibits or schedules).

     4.11 * Amendment No. 1 dated as of December 20, 2000 to the Credit Agreement dated December 31, 1997, and Amended and Restated June 25, 1999 and further Amended and Restated April 7, 2000 among Terra International (Canada), Inc., Certain Guarantors, Certain Lenders and Citibank, N.A., as Administrative Agent (without exhibits or schedules).

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

     10.1.6.a. *  Amendment to the Terra Industries Inc. Excess Benefit Plan,
                  dated July 26, 2000.

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

     10.1.8.a. *  Amendment No. 2 to the Terra Industries Inc. Supplemental
                  Deferred Compensation Plan, dated July 26, 2000.

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

     10.1.13 Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.13 to Terra Industries' Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

     10.1.14 Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan filed as
                  Exhibit 10.1.14 to Terra Industries' Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

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

     10.1.19  *   2000 Incentive Award Program for Officers and Key Employees of
                  Terra Industries.

     10.1.20 Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries' Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

     10.1.21 Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan filed as Exhibit 10.1.21 to Terra Industries' Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

     10.1.22  *   Form of Performance Share Award of Terra Industries under its
                  1997 Stock Incentive Plan, dated February 16, 2000.

     10.1.23  *   Form of Non-Employee Director Performance Share Award of Terra
                  Industries under its 1997 Stock Incentive Plan, dated May 2,
                  2000.

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

     10.10 ** Second Amended and Restated Agreement of Limited Partnership of Beaumont Methanol, Limited Partnership dated March 31, 1998 by and among Terra Methanol Corporation, BMC Holdings, Inc. and Nova Products LLC, filed as Exhibit 10.11 to Terra Industries' Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

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

     13 * Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 2000.

     21 *         Subsidiaries of Terra Industries.

     24 *         Powers of Attorney.

     ---------------------------------------------------------------------------
     *    Filed herewith.
     **  Confidential treatment requested.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TERRA INDUSTRIES INC.

Date:  March 30, 2001             By:  /s/ FRANCIS G. MEYER
                                       --------------------
                                       Francis G. Meyer
                                       Senior Vice President and Chief Financial
                                       Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title
---------                     -----

*                             Chairman of the Board
--------------------------
William R. Loomis, Jr.

/s/ Burton M. Joyce           Director, President and Chief Executive Officer
--------------------------
Burton M. Joyce               (Principal Executive Officer)

/s/ Francis G. Meyer          Senior Vice President and Chief Financial Officer
--------------------------
Francis G. Meyer              (Principal Financial Officer and
                              Controller/Principal Accounting Officer)

*                             Director
--------------------------
Edward G. Beimfohr

*                             Director
--------------------------
Carole L. Brookins

*                             Director
--------------------------
Edward M. Carson

*                             Director
--------------------------
Thomas H. Claiborne

*                             Director
--------------------------
Eric K. Diack

*                             Director
--------------------------
David E. Fisher

*                             Director
---------------------------
John R. Norton III

*                             Director
---------------------------
Henry R. Slack


Date: March 30, 2001          *By: /s/ GEORGE H. VALENTINE
                                   -----------------------
                                   George H. Valentine
                                   Attorney-in-Fact

          INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS
          ------------------------------------------------------------

                                                                           Page
                                                                           ----
Report of Deloitte & Touche LLP on Financial Statement Schedules..........  S-2

Consent of Deloitte & Touche LLP..........................................  S-2

Schedule No.
-----------------

     I         Condensed Financial Information of Registrant..............  S-3

     II        Valuation and Qualifying Accounts:
               Years Ended December 31, 2000, 1999 and 1998...............  S-7

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

                        INDEPENDENT AUDITORS' REPORT ON
                        -------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------



To the Board of Directors and Stockholders of Terra Industries Inc.:

     We have audited the consolidated financial statements of Terra Industries Inc. and subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 25, 2001. Such financial statements and report are included in the 2000 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the Financial Statement Schedules of Terra Industries Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These Financial Statement Schedules are the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such Financial Statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 25, 2001



                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

     We consent to the incorporation by reference in Registration Statements Nos. 333-32869, 33-46735, 33-46734, 33-30058 and 33-4939 of Terra Industries
Inc. and subsidiaries on Forms S-8 and Registration Statements Nos. 333-31769, 2-90808, 2-84876 and 2-84669 of Terra Industries Inc. and subsidiaries on Form S-3 of our reports dated January 25, 2001, appearing and incorporated by reference in the Annual Report on Form 10-K of Terra Industries Inc. and subsidiaries for the year ended December 31, 2000.



DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 13, 2001

                                                                      SCHEDULE I
                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                        STATEMENTS OF FINANCIAL POSITION

---------------------------------------------------------------------------
(in thousands)                                             December 31,
---------------------------------------------------------------------------
                                                        2000           1999
                                                  -------------------------
Assets
 Cash and short-term investments                  $      ---     $        8
 Other current assets                                  8,155          3,972
---------------------------------------------------------------------------
Total current assets                                   8,155          3,980
Investment in and advances to subsidiaries         1,141,732      1,115,739
 Other assets                                          5,151          7,425
---------------------------------------------------------------------------
Total assets                                      $1,155,038     $1,127,144
===========================================================================

Liabilities
 Accrued and other liabilities                    $    9,486     $    5,209
---------------------------------------------------------------------------
Total current liabilities                              9,486          5,209
 Long-term debt                                      358,755        358,755
 Deferred income taxes                               150,721         78,705
 Other liabilities                                    25,279         27,473
---------------------------------------------------------------------------
Total liabilities                                    544,241        470,142
---------------------------------------------------------------------------

Stockholders' Equity
 Capital stock                                       128,283        127,890
 Paid-in capital                                     554,750        552,903
 Accumulated other comprehensive loss                (48,115)        (9,852)
 Retained earnings (deficit)                         (24,121)       (13,939)
---------------------------------------------------------------------------
Total stockholders' equity                           610,797        657,002
---------------------------------------------------------------------------
Total liabilities and stockholders' equity        $1,155,038     $1,127,144
===========================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


       CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

------------------------------------------------------------------------------------------------
(in thousands, except per-share amounts)                 For the Year Ended December 31,
------------------------------------------------------------------------------------------------
                                                     2000              1999              1998
                                                   ---------------------------------------------
Income (Loss)
 Equity in earnings (loss) of subsidiaries         $ 20,232          $(52,479)        $ (4,185)
 Interest and other income                                6               729               32
------------------------------------------------------------------------------------------------
Total income (loss)                                  20,238           (51,750)          (4,153)
------------------------------------------------------------------------------------------------

Expenses
 Selling, general and administrative expense          1,471             5,521            4,874
 Interest expense                                    42,006            38,966           38,861
 Income tax benefit                                 (13,057)          (26,139)         (21,639)
------------------------------------------------------------------------------------------------
Total expenses                                       30,420            18,348           22,096
------------------------------------------------------------------------------------------------
Loss before extraordinary items and
 discontinued operations                            (10,182)          (70,098)         (26,249)
Extraordinary loss on early retirement of debt          ---            (9,264)             ---
Loss from discontinued operations                       ---           (10,525)             ---
------------------------------------------------------------------------------------------------
Net loss                                            (10,182)          (89,887)         (26,249)
Cash dividends paid to common stockholders              ---            (5,283)         (14,986)
Retained earnings (deficit) - beginning of year     (13,941)           81,229          122,464
------------------------------------------------------------------------------------------------
Retained earnings (deficit) - end of year          $(24,123)         $(13,941)        $ 81,229
================================================================================================

Basic Earnings (Loss) Per Share:
 Income (loss) before extraordinary items          $  (0.14)         $  (1.14)        $  (0.35)
 Extraordinary loss on early retirement of debt         ---             (0.06)             ---
------------------------------------------------------------------------------------------------
Net income (loss)                                  $  (0.14)         $  (1.20)        $  (0.35)
================================================================================================

Diluted Earnings (Loss) Per Share:
 Income (loss) before extraordinary items          $  (0.14)         $  (1.14)        $  (0.35)
 Extraordinary loss on early retirement of debt         ---             (0.06)             ---
------------------------------------------------------------------------------------------------
Net income (loss)                                  $  (0.14)         $  (1.20)        $  (0.35)
================================================================================================

See accompanying Notes to the Condensed Financial Statements.

                             TERRA INDUSTRIES INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 ---------------------------------------------


                            STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
(in thousands)                                           For the Year Ended December 31,
------------------------------------------------------------------------------------------------
                                                        2000              1999          1998
                                                   ---------------------------------------------
Operating Activities
Net income (loss)                                  $   (10,182)     $   (89,887)    $   (26,249)
Adjustments to reconcile net income
to net cash used by operations:
 Equity in earnings (loss) of subsidiaries             (20,232)          52,479           4,185
 Extraordinary loss on early retirement of debt            ---            9,264             ---
 Loss from discontinued operations                         ---           10,524         (17,082)
 Deferred income taxes                                  76,326          (13,882)         (5,817)
 Other non-cash items                                      286              286             556
 Change in working capital components                   (4,422)         (18,809)         (1,716)
 Other                                                     ---           19,367          19,590
------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                41,776          (30,658)        (26,533)
------------------------------------------------------------------------------------------------

Financing Activities
 Dividends                                                 ---           (5,283)        (14,986)
 Stock (repurchase) issuance - net                       2,240               13             286
 Advances from (to) subsidiaries - net                 (44,024)          29,895          32,281
------------------------------------------------------------------------------------------------
Net Cash Flows From Financing Activities               (41,784)          24,625          17,581
------------------------------------------------------------------------------------------------
Decrease in Cash                                            (8)          (6,033)         (8,952)
Cash and Investments at Beginning of Year                    8            6,041          14,993
------------------------------------------------------------------------------------------------
Cash and Investments at  End of Year               $       ---      $         8     $     6,041
================================================================================================

Interest Paid                                      $    41,974      $    38,966     $    38,862
================================================================================================

Income Taxes Received                              $   (16,323)     $   (21,278)    $   (17,244)
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

2.   Long-Term Debt

Long-term debt consisted of the following at December 31:

(in thousands)                                            2000        1999
-------------------------------------------------------------------------------
Senior Notes, 10.5%, due 2005                         $  200,000  $  200,000
Senior Notes, 10.75%, due 2003                           158,755     158,755
-------------------------------------------------------------------------------
                                                         358,755     358,755
Less current maturities                                      ---         ---
-------------------------------------------------------------------------------
Total                                                 $  358,755  $  358,755
===============================================================================

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

3.   Commitments and Contingencies

The Registrant is contingently liable for retiree medical benefits of employees of coal mining operations sold on January 12, 1993. Under the purchase agreement, the purchaser agreed to indemnify the Registrant against its obligations under certain employee benefit plans. Due to the Coal Industry Retiree Health Benefit Act of 1992, certain retiree medical benefits of union coal miners have become statutorily mandated, and all companies owning 50 percent or more of any company liable for such benefits as of certain specified dates becomes liable for such benefits if the company directly liable is unable to pay them. As a result, if the purchaser becomes unable to pay its retiree medical obligations assumed pursuant to the sale, the Registrant may have to pay such amount. The Registrant has provided reserves adequate to cover the estimated present value of these liabilities at December 31, 2000.

4.   Income Taxes

The Registrant files a consolidated U.S. federal tax return. Beginning in 1995, the Registrant adopted tax sharing agreements, under which all domestic operating subsidiaries provide for and remit income taxes to the Registrant based on their pretax accounting income, adjusted for permanent differences between pretax accounting income and taxable income. The tax sharing agreements allocate the benefits of operating losses and temporary differences between financial reporting and tax basis income to the Registrant.

                                                                     SCHEDULE II
                             TERRA INDUSTRIES INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2000, 1999, and 1998
                 ---------------------------------------------
                                 (in thousands)

                                                        Additions   Less Write-offs,
                                        Balance at     Charged to     and Transfers,     Balance
                                        Beginning       Costs and             Net of      at End
Description                             of Period        Expenses         Recoveries   of Period
Year Ended December 31, 2000:
-----------------------------

Allowance for Doubtful Accounts
   Continuing operations                $   491          $   593          $  (195)      $   889

   Discontinued operations -
  Included in other current assets       12,533                0           (6,174)        6,359
                                        $13,024          $   593          $(6,369)      $ 7,248

Year Ended December 31, 1999:
----------------------------

Allowance for Doubtful Accounts
   Continuing operations                $   938          $   104          $  (551)      $   491

   Discontinued operations -
  Included in other current assets       14,196            4,582           (6,245)       12,533
                                        $15,134          $ 4,686          $(6,796)      $13,024

Year Ended December 31, 1998:
----------------------------

Allowance for Doubtful Accounts         $13,154          $ 9,633          $(7,653)      $15,134