Form 10-Q
period 2001-03-31
TERRA INDUSTRIES INC
filed 2001-05-04
CIK 722079

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

                 For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, the following shares of the registrant's stock were outstanding:

    Common Shares, without par value               75,829,489 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                (in thousands)
                                  (unaudited)

                                                           March 31,      December 31,      March 31,
                                                             2001             2000            2000
                                                          ----------      ------------     ----------
ASSETS
Cash and short-term investments                           $   63,023       $  101,425      $    8,328
Accounts receivable, less allowance for
 doubtful accounts of $868, $889, $484                        99,864          107,299         127,846
Inventories                                                  182,833          101,526         118,546
Other current assets                                          30,374           17,448          43,786
-----------------------------------------------------------------------------------------------------
Total current assets                                         376,094          327,698         298,506
-----------------------------------------------------------------------------------------------------
Equity and other investments                                   1,956            1,865           1,991
Property, plant and equipment, net                           872,946          902,801         973,847
Excess of cost over net assets of acquired businesses        219,920          231,372         247,431
Other assets                                                  42,628           48,816          58,068
-----------------------------------------------------------------------------------------------------
Total assets                                              $1,513,544       $1,512,552      $1,579,843
=====================================================================================================

LIABILITIES
Debt due within one year                                  $   13,028       $    5,546      $   16,943
Accounts payable                                              89,904           62,820          91,417
Accrued and other liabilities                                 77,073           60,324          69,265
-----------------------------------------------------------------------------------------------------
Total current liabilities                                    180,005          128,690         177,625
-----------------------------------------------------------------------------------------------------
Long-term debt                                               456,332          467,808         469,152
Deferred income taxes                                        153,850          156,475         143,554
Other liabilities                                             41,072           43,508          59,608
Minority interest                                            102,958          105,274         104,666
-----------------------------------------------------------------------------------------------------
Total liabilities                                            934,217          901,755         954,605
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
Common Shares, authorized 133,500 shares;
    outstanding 75,823, 75,885 and 75,874 shares             128,289          128,283         127,890
Paid-in capital                                              554,752          554,750         552,903
Accumulated other comprehensive loss                         (74,354)         (48,115)        (22,001)
Retained deficit                                             (29,360)         (24,121)        (33,554)
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                   579,327          610,797         625,238
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $1,513,544       $1,512,552      $1,579,843
=====================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                               Three Months Ended
                                                    March 31,
                                                 2001       2000
                                               --------   --------
REVENUES
Net sales                                      $243,868   $237,605
Other income, net                                   709      1,983
------------------------------------------------------------------
Total revenues                                  244,577    239,588
------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                   234,475    247,316
Selling, general and administrative expense       6,842      8,355
Equity in earnings of unconsolidated
   affiliates                                       (90)      (169)
------------------------------------------------------------------
                                                241,227    255,502
------------------------------------------------------------------
Income (loss) from operations                     3,350    (15,914)
Insurance settlement costs                          ---       (960)
Interest income                                   1,700        772
Interest expense                                (12,582)   (12,679)
Minority interest                                  (528)    (1,397)
------------------------------------------------------------------
Loss before income taxes                         (8,060)   (30,178)
Income tax benefit                                2,821     10,563
------------------------------------------------------------------
NET LOSS                                       $ (5,239)  $(19,615)
==================================================================
Basic loss per share                           $  (0.07)  $  (0.26)
==================================================================
Basic weighted average shares outstanding        75,094     74,704
==================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               2001       2000
                                                             ---------  ---------
OPERATING ACTIVITIES
Net loss from operations                                     $ (5,239)  $(19,615)
Adjustments to reconcile net loss from
 operations to net cash flows from operating activities:
  Depreciation and amortization                                29,090     27,396
  Deferred income taxes                                        (2,703)   (10,563)
  Minority interest in earnings                                   528      1,397
Changes in current assets and liabilities excluding
 working capital purchased/sold during the period:
  Accounts receivable                                           5,597    (26,408)
  Inventories                                                 (84,427)    14,004
  Other current assets                                        (13,273)    (1,856)
  Accounts payable                                             28,611      2,444
  Accrued and other liabilities                                13,508     18,060
  Other                                                           (91)      (169)
--------------------------------------------------------------------------------
Net cash flows from operating activities                      (28,399)     4,690
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                      (3,730)    (4,692)
Other items                                                      (337)       ---
--------------------------------------------------------------------------------
Net cash flows from investing activities                       (4,067)    (4,692)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net changes in short-term borrowings                              ---      2,000
Principal payments on long-term debt                           (3,994)    (2,366)
Stock issuance-net                                                  8        ---
Repurchases of TNCLP common units                              (1,671)       ---
Distributions to minority interests                            (1,015)       ---
Other                                                             917     (1,035)
--------------------------------------------------------------------------------
Net cash flows from financing activities                       (5,755)    (1,401)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                          (181)       (59)
--------------------------------------------------------------------------------
Increase (decrease) to cash and short-term investments        (38,402)    (1,462)
Cash and short-term investments at beginning of period        101,425      9,790
--------------------------------------------------------------------------------
Cash and short-term investments at end of period             $ 63,023   $  8,328
================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED March 31, 2001 AND 2000
                                 (in thousands)
                                  (unaudited)

                                                                        Accumulated
                                                                           Other
                                             Capital      Paid-In      Comprehensive     Retained
                                              Stock       Capital          Loss           Deficit        Total
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                   $128,283     $554,750       $ (48,115)      $ (24,121)     $610,797

  Comprehensive loss:
     Net loss                                     ---          ---            ---           (5,239)       (5,239)
     Foreign currency
      translation adjustment                      ---          ---         (25,322)            ---       (25,322)
     Cumulative effect of change in
      accounting for derivative
      financial instruments                       ---          ---          31,400             ---        31,400
     Change in fair value of derivatives          ---          ---         (32,317)            ---       (32,317)
                                                                                                        --------
     Comprehensive loss                                                                                  (31,478)

     Exercise of stock options                      6            2             ---             ---             8
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                    $128,289     $554,752       $ (74,354)      $ (29,360)     $579,327
================================================================================================================



                                                                        Accumulated
                                                                           Other
                                             Capital      Paid-In      Comprehensive     Retained
                                              Stock       Capital          Loss           Deficit         Total
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                   $127,890     $552,903       $  (9,852)      $ (13,939)     $657,002

  Comprehensive loss:
     Net loss                                     ---          ---            ---          (19,615)      (19,615)
     Foreign currency
      translation adjustment                      ---          ---         (12,149)           ---        (12,149)
                                                                                                        --------
  Comprehensive loss                                                                                     (31,764)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                    $127,890     $552,903       $ (22,001)      $ (33,554)     $625,238
================================================================================================================

       See Accompanying Notes to the Consolidated Financial Statements.

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries ("Terra") and the results of Terra's operations for the periods presented. Because of the seasonal nature of Terra's operations and effects of weather-related conditions in several of its marketing areas, results of any single reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with Terra's 2000 Annual Report to Stockholders. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

2. Basic earnings per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

3.   Inventories consisted of the following:

                   March 31,     December 31,  March 31,
(in thousands)       2001            2000        2000
--------------------------------------------------------
Raw materials      $  20,299       $ 24,085    $ 38,010
Supplies              21,277         20,918      20,286
Finished goods      141, 257         56,523      60,250
-------------------------------------------------------
Total              $ 182,833       $101,526    $118,546
=======================================================

4. Four lawsuits by U.K. soft drink producers and distributors have been filed against Terra and other defendants seeking in excess of (Pounds)13.3 million in damages, plus costs and interest. The lawsuits seek to recover damages following a product recall the plaintiffs initiated in reaction to trace amounts of benzene allegedly found in carbon dioxide used as an ingredient in the recalled products. Terra produced the carbon dioxide at one of its U.K. plants. A fifth lawsuit seeking (Pounds)12.5 million and a sixth lawsuit seeking (Pounds)0.6 million in damages were settled by Terra's insurer in January 2000 and February 2001, respectively, with Terra making no contribution toward the settlements. In addition to the filed lawsuits, certain other soft drink producers have indicated their intention to file claims in unspecified amounts. Terra has denied liability for these lawsuits and claims and intends to vigorously defend its position. Terra believes it has insurance coverage for any damages. Its insurer is paying Terra's defense costs in all cases, has funded the January 2000 and February 2001 settlements, and has extended full coverage in the single case now before the court (wherein damages of (Pounds)9 million are sought), but currently continues to reserve the right to deny coverage in whole or in part for any adverse judgments in the remaining cases.

     Terra is involved in various other legal actions and claims, including environmental matters, arising from the normal course of business. While it is not feasible to predict with certainty the final outcome of these proceedings, management does not believe that either these matters, or the U.K. benzene claims, will have an adverse effect on the results of operations, financial position or net cash flows.

5. Natural gas is the principal raw material used in Terra's production of nitrogen products and methanol. Terra enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs that would be greater than expected selling prices for nitrogen products and methanol. Terra's normal natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods to recover the increases to gas costs, Terra amended its policy and eliminated the minimum hedge requirement through the end of 2001. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for the Corporation's facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     The Corporation has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2001 and part of 2002, consistent with its policy. As a result of its policies, the Corporation has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, the Corporation will incur higher costs. Contracts were in place at March 31, 2001 to cover 20% of natural gas requirements for the succeeding twelve months. The March 31, 2001 contracts covered 14% of Terra's expected North American natural gas requirements and 44% of its expected U.K. natural gas requirements.

     Unrealized losses from forward pricing positions totaled $.8 million as of March 31, 2001. In addition, Terra had purchase commitments for natural gas at prices $17.0 million lower than March 31, 2001 forward markets. The amount ultimately recognized by the Corporation will be dependent on published prices in effect at the time of settlement. Terra also had $2.4 million of realized gains on closed contracts relating to future periods that have been deferred to the respective period.

6. On November 30, 2000, Terra announced it would not restart its Blytheville, Arkansas ammonia and urea production facility as the result of high natural gas costs. The plant resumed production in March 2001, when natural gas prices declined. On January 2, 2001, Terra announced that it would idle its Beaumont, Texas, Woodward, Oklahoma, Port Neal, Iowa, and one of two sets of ammonia and upgrading plants at its Verdigris, Oklahoma due to high natural gas costs. The Port Neal plant resumed production on January 8, 2001, the Woodward and Verdigris plants resumed production on January 23, 2001 and Beaumont plant resumed production on February 6, 2001.

7. Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. On January 1, 2001, Terra adopted SFAS 133 which resulted in a $23.3 million increase in current assets to recognize the value of open natural gas contracts, a $9.2 million reduction in current liabilities to reclassify gains on closed contracts relating to future periods, a $1.1 million increase in long-term debt related to interest rate hedges and a $31.4 million increase to stockholders' equity as a reduction in accumulated other comprehensive losses. Management does not expect the adoption of SFAS 133 to have a material impact on Terra's results of operations or cash flows.

8. Terra classifies its operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The Methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether
     (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment.

                                        Three Months Ended
                                             March 31
                                        -------------------
(in thousands)                            2001       2000
-----------------------------------------------------------
Revenues - Nitrogen Products            $200,221   $215,626
         - Methanol                       43,647     21,102
         - Other                             709      2,860
-----------------------------------------------------------
Total revenues                          $244,577   $239,588
===========================================================
Income (loss) from operations
         - Nitrogen Products            $  4,672   $(10,286)
         - Methanol                       (2,007)    (5,819)
         - Other                             685        191
-----------------------------------------------------------
Total income (loss) from operations     $  3,350   $(15,914)
===========================================================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 31, 2001 COMPARED WITH
QUARTER ENDED MARCH 31, 2000

Consolidated Results

Terra reported a net loss of $5.2 million for the 2001 first quarter compared with a net loss of $19.6 million in 2000. The decrease in the 2001 loss was primarily related to increased operating income as the result of higher product prices offset partly by higher natural gas costs.

Terra classifies its operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The Methanol segment represents wholesale sales of methanol produced at Terra's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended March 31, 2001 and 2000 follows:


(in thousands)                                                    2001        2000
-------------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                               $200,221    $ 215,626
Methanol                                                          43,647       21,102
Other                                                                709        2,860
--------------------------------------------------------------------------------------
                                                                $244,577    $ 239,588
======================================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                                               $  4,672    $ (10,286)
Methanol                                                          (2,007)      (5,819)
Other income - net                                                   685          191
--------------------------------------------------------------------------------------
                                                                $  3,350    $ (15,914)
======================================================================================
Nitrogen Products

Volumes and prices for the three-month periods ended March 31, 2001 and 2000 follow:

VOLUMES AND PRICES
                                                        2001                 2000
------------------------------------------------------------------------------------------
                                                  Sales      Average    Sales     Average
(quantities in thousands of tons)                Volumes   Unit Price  Volumes  Unit Price
------------------------------------------------------------------------------------------
Ammonia                                            182        $ 258      367      $ 132
Nitrogen solutions                                 534          136      882         61
Urea                                                90          195      178        124
Ammonium nitrate                                   118          141      354        105
------------------------------------------------------------------------------------------

Nitrogen revenues decreased $15.4 million to $200.2 million in the 2001 first quarter compared with $215.6 million in the 2000 quarter. Lower sales volumes reduced 2001 revenues $81.3 million primarily as the result of wet field conditions that delayed the application of nitrogen fertilizer in most of Terra's market areas. Sales volumes of ammonium nitrate, which is the primary form of fertilizer sold by Terra in the United Kingdom, were also limited as the result of British transportation restrictions in response to the outbreak of foot and mouth disease. Most of the revenue shortfall from lower sales volumes was offset by higher 2001 prices as compared to last year's first quarter. Price increases in excess of $70 million were realized in response to lower nitrogen supplies as high natural gas costs resulted in industry-wide production curtailments and permanent closure of marginal facilities since the middle of last year.

The Nitrogen segment had operating income of $4.7 million for the first quarter of 2001 compared with operating loss of $10.3 million for the 2000 first quarter. The increase in operating income was primarily related to higher selling prices offset partly by higher natural gas costs. Natural gas costs increased almost $52 million over the 2000 first quarter as unit costs, net of forward pricing gains and losses, increased to $5.69/MMBtu, during the 2001 first quarter compared to $2.54/MMBtu during the same 2000 period. First quarter 2001 natural gas costs were reduced $5.0 million from spot prices as the result of forward price contracts.

Methanol

For the three months ended March 31, 2001 and 2000, respectively, the Methanol segment had revenues of $43.6 million and $21.1 million. Sales volumes decreased 9.8% from prior year levels, but selling prices increased from $.33/gallon in 2000 to $.75/gallon in 2001 as the result of more balanced industry inventories in relation to demand than was the case in the 2000 first quarter.

The Methanol segment generated a $2.0 million operating loss in the 2001 first quarter compared to a $5.8 million operating loss in 2000. The decrease in the operating loss was primarily related to higher selling prices offset partly by higher natural gas costs. Natural gas costs increased almost $14 million over the first quarter as unit costs, net of forward pricing gains and losses, increased to $5.44/MMbtu, during the 2001 first quarter compared to $2.36/MMBtu during the 2000 period First quarter 2001 natural gas costs were reduced $1.1 million by forward pricing contracts.

Other Income - Net

Other operating income of $.7 million in the 2001 first quarter was $.5 million favorable to 2000 due primarily to reduced compensation costs.

Interest Expense - Net

Interest expense, net of interest income, totaled $10.9 million during the 2001 first quarter compared with $11.9 million for the prior year period.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $.5 million were recorded for the 2001 first quarter as the result of TNCLP earnings that were included in their entirety in consolidated operating results. The decreased charge as compared to the 2000 first quarter reflected lower nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the first quarter 2001 were recorded at an effective tax rate of 35%, Terra's estimated annual effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary uses of funds will be to fund its working capital requirements, make payments on its indebtedness and other obligations, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash flows used in operations in the first three months of 2001 were $28.4 million comprised of $50.0 million used by increases to net working capital balances, net of $21.6 million in operating profits after non-cash charges. Working capital increases during the 2001 first quarter are primarily related to seasonal changes in inventory balances. Working capital changes include $28.6 million of customer prepayments received since the beginning of the quarter that were included in current liabilities at March 31, 2001. Terra expects substantially all customer prepayment balances will be utilized during the 2001 second quarter.

Terra management believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

The Corporation funded plant and equipment expenditures of $3.7 million during the first three months of 2001. The Corporation expects remaining 2001 capital expenditures to be less than $30 million consisting principally of routine equipment replacements.

Cash balances at March 31,2001, were $63.0 million, none of which was used to collateralize letters of credit.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 49.5% of the Corporation's outstanding shares. Anglo American has made public its intention to dispose of its interest in the Corporation with the timing based on market and other conditions.

FORWARD LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward looking. Forward looking information reflects Management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: changes in financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the "Factors that Affect Operating Results" section of the Corporation's most recent Form 10-K.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2001 Annual Meeting of stockholders was held on April 26, 2001, in Sioux City, Iowa. At the meeting, a total of 67,419,869 votes were cast by stockholders.

     The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

     NAME                         FOR               WITHHELD
     ----                         ---               --------
     Edward G. Beimfohr        67,053,635            366,234

     Carole L. Brookins        67,052,579            367,290

     Edward M. Carson          67,012,945            406,924

     Thomas H. Claiborne       67,059,126            360,743

     Eric K. Diack             67,059,275            360,594

     David E. Fisher           67,055,215            364,654

     Burton M. Joyce           66,979,591            440,278

     William R. Loomis, Jr.    67,056,729            363,140

     John R. Norton III        67,018,736            401,133

     Henry R. Slack            67,056,717            363,152

     The stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 2001. The number of votes cast for such proposal was 67,064,007, the number against was 292,461, and the number of abstentions was 63,401.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               10.1.19      2001 Incentive Award Program for Officers and Key
                            Employees

          (b)  Reports on Form 8-K

               None

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TERRA INDUSTRIES INC.


Date: April 30, 2001           /s/ Francis G. Meyer
                               --------------------
                               Francis G. Meyer
                               Senior Vice President and Chief Financial Officer
                               and a duly authorized signatory