Form 10-Q
period 2001-06-30
TERRA INDUSTRIES INC
filed 2001-08-14
CIK 722079

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

                  For the quarterly period ended June 30, 2001

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
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization          Identification No.)

               Terra Centre                           51102-6000
               P.O. Box 6000                          (Zip Code)
               600 Fourth Street
               Sioux City, Iowa
     (Address of principal executive offices)

      Registrant's telephone number, including area code:  (712) 277-1340


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of July 31, 2001, the following shares of the registrant's stock were outstanding:

             Common Shares, without par value    75,879,040 shares

===============================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                  (unaudited)

                                                          June 30,      December 31,   June 30,
                                                            2001           2000          2000
                                                         ----------     ----------   ----------
ASSETS
Cash and short-term investments                          $   12,080     $  101,425   $   34,216
Accounts receivable, less allowance for
 doubtful accounts of $878, $889, $447                      116,684        107,299      121,347
Inventories                                                 156,519        101,526       90,814
Other current assets                                         29,877         17,448       39,492
                                                         ----------     ----------   ----------
Total current assets                                        315,160        327,698      285,869
                                                         ----------     ----------   ----------
Equity and other investments                                  2,148          1,865        2,123
Property, plant and equipment, net                          858,546        902,801      941,783
Excess of cost over net assets of acquired businesses       215,099        231,372      241,295
Other assets                                                 39,819         48,816       52,845
                                                         ----------     ----------   ----------
Total assets                                             $1,430,772     $1,512,552   $1,523,915
                                                         ==========     ==========   ==========

LIABILITIES
Debt due within one year                                 $    5,047     $    5,546   $    6,005
Accounts payable                                             73,150         62,820       81,322
Accrued and other liabilities                                47,763         60,324       48,020
                                                         ----------     ----------   ----------
Total current liabilities                                   125,960        128,690      135,347
                                                         ----------     ----------   ----------
Long-term debt                                              455,273        467,808      470,353
Deferred income taxes                                       140,894        156,475      143,580
Other liabilities                                            48,936         43,508       59,228
Minority interest                                           101,732        105,274      107,644
                                                         ----------     ----------   ----------
Total liabilities                                           872,795        901,755      916,152
                                                         ----------     ----------   ----------

STOCKHOLDERS' EQUITY
Capital stock
Common Shares, authorized 133,500 shares;
    outstanding 75,879, 75,885 and 75,999 shares            128,356        128,283      127,890
Paid-in capital                                             554,854        554,750      552,903
Accumulated other comprehensive loss                        (74,287)       (48,115)     (38,644)
Retained deficit                                            (50,946)       (24,121)     (34,386)
                                                         ----------     ----------   ----------
Total stockholders' equity                                  557,977        610,797      607,763
                                                         ----------     ----------   ----------
Total liabilities and stockholders' equity               $1,430,772     $1,512,552   $1,523,915
                                                         ==========     ==========   ==========

See Accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                               Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                 2001       2000       2001       2000
                                               --------   --------   --------   --------
REVENUES
Net sales                                      $320,984   $283,845   $564,852   $521,450
Other income (loss), net                           (189)     2,587        520      4,570
----------------------------------------------------------------------------------------
Total revenues                                  320,795    286,432    565,372    526,020
----------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                   313,353    251,679    547,828    498,995
Selling, general and administrative expense      11,018     16,558     17,860     24,913
Product claim costs                              14,023        ---     14,023        ---
Equity in earnings of unconsolidated
   affiliates                                      (193)      (131)      (283)      (300)
----------------------------------------------------------------------------------------
                                                338,201    268,106    579,428    523,608
----------------------------------------------------------------------------------------
Income (loss) from operations                   (17,406)    18,326    (14,056)     2,412
Insurance settlement costs                          ---     (3,690)       ---     (4,650)
Interest income                                     175         87      1,875        859
Interest expense                                (13,241)   (13,024)   (25,823)   (25,703)
Minority interest                                   211     (2,978)      (317)    (4,375)
----------------------------------------------------------------------------------------
Loss before income taxes                        (30,261)    (1,279)   (38,321)   (31,457)
Income tax benefit                                8,675        447     11,496     11,010
----------------------------------------------------------------------------------------

NET LOSS                                       $(21,586)  $   (832)  $(26,825)  $(20,447)
========================================================================================

Basic and diluted loss per share               $  (0.29)  $  (0.01)  $  (0.36)  $  (0.27)
========================================================================================

Basic and diluted weighted
  average shares outstanding                     75,131     74,704     74,915     74,704
========================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                    --------------------
                                                                       2001       2000
                                                                    ---------  ---------
OPERATING ACTIVITIES
Net loss from operations                                            $(26,825)  $(20,447)
Adjustments to reconcile net loss from
 operations to net cash flows from operating activities:
  Depreciation and amortization                                       58,437     56,224
  Deferred income taxes                                              (10,819)   (10,815)
  Minority interest in earnings                                          317      4,375
Changes in current assets and liabilities:
  Accounts receivable                                                (11,196)   (21,785)
  Inventories                                                        (57,873)    40,243
  Other current assets                                               (19,133)     7,977
  Accounts payable                                                    11,885     (6,656)
  Accrued and other liabilities                                      (15,458)    (1,596)
  Other                                                                9,283       (301)
---------------------------------------------------------------------------------------
Net cash flows from operating activities                             (61,382)    47,219
---------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                             (8,364)    (6,052)
Other items                                                           (2,883)     1,162
---------------------------------------------------------------------------------------
Net cash flows from investing activities                             (11,247)    (4,890)
---------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net changes in short-term borrowings                                     ---     (6,000)
Principal payments on long-term debt                                 (13,034)    (4,103)
Stock issuance-net                                                       177        ---
Repurchases of TNCLP common units                                     (1,671)       ---
Distributions to minority interests                                   (2,028)       ---
Deferred financing costs                                                 ---     (6,697)
Other                                                                    ---       (938)
---------------------------------------------------------------------------------------
Net cash flows from financing activities                             (16,556)   (17,738)
---------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                 (160)      (165)
---------------------------------------------------------------------------------------
Increase (decrease) to cash and short-term investments               (89,345)    24,426
Cash and short-term investments at beginning of period               101,425      9,790
---------------------------------------------------------------------------------------
Cash and short-term investments at end of period                    $ 12,080   $ 34,216
=======================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED June 30, 2001 AND 2000
                                 (in thousands)
                                  (unaudited)


                                                                    Accumulated
                                                                       Other
                                           Capital       Paid-In   Comprehensive      Retained
                                            Stock        Capital        Loss           Deficit        Total
-------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                 $128,283      $554,750    $(48,115)        $(24,121)      $610,797

 Comprehensive loss:
  Net loss                                      ---           ---         ---          (26,825)       (26,825)
  Foreign currency
   translation adjustment                       ---           ---     (18,844)             ---        (18,844)
  Cumulative effect of change in
   accounting for derivative
   financial instruments                        ---           ---      31,400              ---         31,400
  Income tax effect of change
   in accounting                                ---           ---     (10,990)             ---        (10,990)
  Change in fair value of derivatives,
   net of income taxes                          ---           ---     (27,738)             ---        (27,738)
                                                                                                     --------
  Comprehensive loss                                                                                  (52,997)

  Exercise of stock options                      73           104         ---              ---            177
-------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                   $128,356      $554,854    $(74,287)        $(50,946)      $557,977
=============================================================================================================



                                                                    Accumulated
                                                                       Other
                                          Capital        Paid-In   Comprehensive      Retained
                                           Stock         Capital       Loss           Deficit         Total
-------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                 $127,890      $552,903    $ (9,852)        $(13,939)      $657,002

 Comprehensive loss:
  Net loss                                      ---           ---         ---          (20,447)       (20,447)
  Foreign currency
   translation adjustment                       ---           ---     (28,792)             ---        (28,792)
                                                                                                     --------
 Comprehensive loss                                                                                   (49,239)
-------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                   $127,890      $552,903    $(38,644)        $(34,386)      $607,763
=============================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries ("Terra") and the results of Terra's operations for the periods presented. Because of the seasonal nature of Terra's operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with Terra's 2000 Annual Report to Stockholders. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

2. Basic earning (loss) per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings (loss) per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

3.  Inventories consisted of the following :

                           June 30,               December 31,          June 30,
         (in thousands)      2001                     2000                2000
         --------------   ---------                ---------           ---------
         Raw materials    $  27,397                $  24,085           $  23,766
         Supplies            21,534                   20,918              20,638
         Finished goods     107,588                   56,523              46,410
         --------------   ---------                ---------           ---------
         Total            $ 156,519                $ 101,526           $  90,814
         ==============   =========                =========           =========


4. On July 13, 2001, a British court found Terra Nitrogen (U.K.) Ltd. liable for damages associated with recalls of carbonated beverages containing CO2 tainted with benzene, plus interest and attorney fees. In addition, there are two similar cases awaiting trial and certain other beverage manufacturers have indicated their intention to file claims for unspecified amounts. Management estimates total claims against Terra from these lawsuits may be (Pounds)10 million, or $14 million. Terra has established reserves to cover estimated losses.

    In addition to Terra's plan to appeal the British court's decision, Terra's management also believes it has recourse for these claims against both its insurer and the previous owner of Terra's U.K. operations. (Terra's insurer had previously paid, without recourse, two recall cost settlements on Terra's behalf, plus a court judgment rendered against Terra. Nonetheless, the insurer reserved its right to deny coverage in whole or in part for adverse judgments in the remaining cases.) Management will vigorously pursue Terra's rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

    Terra is involved in various other legal actions and claims, including environmental matters, arising from the normal course of business. While it is not feasible to predict with certainty the final outcome of these proceedings, management does not believe that these matters, or the U.K. benzene claims, will have a material adverse effect on the results of operations, financial position or net cash flows.

5. Natural gas is the principal raw material used in Terra's production of nitrogen products and methanol. Terra enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs greater than expected selling prices for nitrogen products and methanol. Terra's normal natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods to recover the increases to gas costs, Terra amended its policy and eliminated the minimum hedge requirement through the end of 2001. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra's facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

    Terra has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2001 and part of 2002, consistent with its policy. As a result of its policies, Terra has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, Terra will incur higher costs. Contracts were in place at June 30, 2001 to cover 18% of natural gas requirements for the succeeding twelve months. The June 30, 2001 contracts covered 14% of Terra's expected North American natural gas requirements and 37% of its expected U.K. natural gas requirements.

    Unrealized losses from forward pricing positions in North America totaled $6.3 million as of June 30, 2001. In addition, Terra had purchase commitments for natural gas in the U.K. at prices $15.9 million lower than June 30, 2001 forward markets. The amount ultimately recognized by Terra will be dependent on published prices in effect at the time of settlement. Terra also had $3.3 million of realized losses on closed North America contracts relating to future periods that have been deferred to the respective period.

6. On April 29, 2001, Terra's Canadian facility was shut down due to a mechanical outage, resulting in a $4 million charge to second quarter earnings. Insurance proceeds for business interruption claims associated with the outage will be reported as income when received.

    On June 10, 2001, Terra suspended production of ammonia and urea at its Blytheville, Arkansas plant due to its inability to generate cash flow under existing price and cost conditions. The restart of production at that facility has not been scheduled.

7. Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative instruments, whether designated in hedging relationships or not, be recorded in the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Terra has designated its natural gas derivative instruments as cash flow hedges. The effective portion of the cash flow hedge is deferred in OCI until the natural gas it relates to is used in production which is then reclassified from OCI to earnings.

     On January 1, 2001 Terra adopted SFAS 133 which resulted in a cumulative $23.3 million increase to current assets, a $9.2 million reduction to current liabilities, a $1.1 million increase in long-term debt and a $31.4 million increase, before deferred taxes of $11.0 million, to accumulated OCI, which reflected the effective portion of the derivatives designated as cash flow hedges. The increase to current assets was to recognize the value of open natural gas contracts, the reduction to current liabilities was to reclassify deferred gains on closed contracts relating to future periods and the increase to long-term debt related to interest rate hedges. The changes in the components of accumulated OCI during the six months ended June 30, 2001 follow:


                                       Net Unrealized       Realized Gain       Unrealized Gain    Accumulated
                                        Gain (Loss)       (Loss) Deferred to       (Loss) on           OCI
                                       on Natural Gas       Future Periods       Interest Rate
(in thousands)                        Hedging Activity                               Hedge
--------------------------------------------------------------------------------------------------------------
Balance March 31, 2001                    $   (663)            $ 2,420               $(2,674)        $   (917)

Net unrealized gain (loss)
  arising during period                    (12,721)             (3,338)                  139          (15,920)
Transfer net (gain) loss realized
  to production costs                        7,043              (2,420)                  ---            4,623
--------------------------------------------------------------------------------------------------------------
Balance June 30, 2001                       (6,341)             (3,338)               (2,535)         (12,214)
--------------------------------------------------------------------------------------------------------------

Deferred Tax Effect                          2,536               1,335                 1,014            4,886
--------------------------------------------------------------------------------------------------------------
Balance Net of Tax June 30, 2001          $ (3,805)            $(2,003)              $(1,521)        $ (7,328)
=============================================================================================================

8. Terra classifies its continuing operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether
     (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:


                                          Three Months Ended June 30        Six Months Ended June 30
                                          --------------------------        ------------------------
(in thousands)                              2001              2000            2001            2000
----------------------------------------------------------------------------------------------------
Revenues - Nitrogen Products              $251,620          $252,083        $451,841        $467,709
         - Methanol                         69,364            33,183         113,011          54,285
         - Other                              (189)            1,166             520           4,026
----------------------------------------------------------------------------------------------------
Total revenues                            $320,795          $286,432        $565,372        $585,402
====================================================================================================
Income (loss) from operations
         - Nitrogen Products              $(18,520)         $ 12,098        $(13,848)       $  1,812
         - Methanol                          1,034             5,406            (973)           (413)
         - Other                                80               822             765           1,013
----------------------------------------------------------------------------------------------------
   Total income (loss) from operations    $(17,406)         $ 18,326        $(14,056)       $  2,412
====================================================================================================

9. In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for Terra beginning on January 1, 2002. The historical impact of not amortizing goodwill (and other intangible assets with indefinite lives) would have been to decrease the net loss for the six months ended June 30, 2001 and 2000 by $9.4 million and $9.5 million, respectively. Terra has not yet quantified the impact resulting from the adoption of the other provisions of these standards. Such adoption could result in the write-off in the first quarter of 2002 of a substantial portion of the goodwill on Terra's balance sheet, currently classified as "Excess of cost over net assets of acquired businesses."






               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 2001 COMPARED WITH
QUARTER ENDED JUNE 30, 2000

Consolidated Results

Terra reported a net loss of $21.6 million for the 2001 second quarter compared with a net loss of $0.8 million in 2000. The increase in the 2001 loss was primarily related to decreased operating income as the result of lower sales volumes and product recall costs.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced at Terra's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended June 30, 2001 and 2000 follow:

(in thousands)                            2001                              2000
------------------------------------      ----                              ----
REVENUES:
Nitrogen Products                     $251,620                          $252,083
Methanol                                69,364                            33,183
Other                                     (189)                            1,166
------------------------------------  --------                          --------
                                      $320,795                          $286,432
================================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                                      $ (4,497)              $ 12,098
Methanol                                                  1,034                  5,406
Product claim costs                                     (14,023)                   ---
Other income - net                                           80                    822
--------------------------------------------------------------------------------------
                                                       $(17,406)              $ 18,326
======================================================================================

Nitrogen Products

Volumes and prices for the three-month periods ended June 30, 2001 and 2000 follow:

VOLUMES AND PRICES

                                                                        2001                 2000
----------------------------------------------------------------------------------------------------------
                                                                 Sales      Average     Sales    Average
(quantities in thousands of tons)                               Volumes    Unit Price  Volumes  Unit Price
----------------------------------------------------------------------------------------------------------
Ammonia                                                           357        $ 221        452     $ 156
Nitrogen solutions                                                801          124      1,298        76
Urea                                                              139          147        105       130
Ammonium nitrate                                                  115          128        182       112
----------------------------------------------------------------------------------------------------------

Nitrogen products segment revenues decreased $0.5 million to $251.6 million in the 2001 second quarter compared with $252.1 million in the 2000 second quarter. Lower sales volumes reduced 2001 revenues $55 million primarily as the result of lower demand for nitrogen products in most of Terra's North American markets. This situation was caused by fewer planted acres of corn, wheat and other agricultural products, record nitrogen imports to U.S. markets and reduced application rates because of low grain prices and higher fertilizer costs.
Sales volumes of ammonium nitrate, which is the primary form of fertilizer sold by Terra in the United Kingdom, were also limited as the result of British transportation restrictions in response to the outbreak of foot and mouth disease. Most of the revenue shortfall from lower sales volumes was offset by higher 2001 prices as compared to last year's second quarter. Price increases were realized in response to lower nitrogen supplies as high natural gas costs resulted in industry-wide production curtailments since the middle of last year.

The nitrogen products segment had an operating loss of $4.5 million for the second quarter of 2001 compared with operating income of $12.1 million for the 2000 second quarter. Lower sales volumes reduced 2001 operating income by $7 million from last year. Cost increases, primarily natural gas, exceeded the effects of higher prices by $9.6 million over the 2000 second quarter. Natural gas costs increased over the 2000 second quarter as unit costs, net of forward pricing gains and losses, increased to $4.45/MMBtu, during the 2001 second quarter compared to $2.75/MMBtu during the same 2000 period. As a result of forward price contracts, second quarter 2001 natural gas costs for the nitrogen products section were $2.5 million higher than spot prices.

Methanol

For the three months ended June 30, 2001 and 2000 the Methanol segment had revenues of $69.4 million and $33.2 million, respectively. Sales volumes increased 46% from prior year levels and selling prices increased from $.50/gallon in 2000 to $.71/gallon in 2001. Selling price increases reflect higher raw material costs and the higher volumes were the result of fewer domestic supplies during 2001.

The methanol segment had operating income of $1.0 million for the 2001 second quarter compared to $5.4 million for the 2000 second quarter. The decrease in the operating income was due to higher costs which more than offset the effects of higher prices and volumes. Natural gas costs represented the primary cost increase over the second quarter as unit costs, net of forward pricing gains and losses, increased to $4.83/MMBtu, during the 2001 second quarter compared to $2.89/MMBtu during the 2000 period. As a result of forward pricing contracts, second quarter 2001 natural gas costs for the methanol were $1.3 million higher than spot prices.

Other Income - Net

Terra had other operating income of $0.1 million in the 2001 second quarter compared to $0.7 million in the 2000 second quarter due primarily to the timing of pension and related costs.

Product Claim Costs

During the 2001 second quarter, and based on the finding of a British court, Terra recorded a $14 million charge to reflect the estimated value of claims (plus interest and attorney fees) associated with recalls of carbonated beverages containing carbon dioxide tainted with benzene. In addition to the right to appeal the British court's decision, Terra's management also believes it has recourse for these claims against its insurer and the previous owner of Terra's U.K. operations. Management will vigorously pursue Terra's rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

Insurance Settlement Costs

During the 2000 second quarter, Terra incurred $3.7 million of legal and other professional fees in connection with a lawsuit to recover costs from the 1994 explosion at Terra's Port Neal facility. These expenses are related to the insurance recovery gain reported in Terra's 1997 financial statements and, consequently, have been excluded from the determination of 2000 operating income.

Interest Expense - Net

Interest expense, net of interest income, totaled $12.5 million during the 2001 second quarter compared with $12.9 million for the prior year period.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest credits of $0.2 million were recorded for the 2001 second quarter as the result of TNCLP earnings, which were included in their entirety in consolidated operating results. The decreased charge as compared to the 2000 second quarter reflected lower nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the second quarter 2001 were recorded at an effective tax rate of 27% to adjust year-to-date provisions to Terra's estimated annual effective tax rate.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 2000

Consolidated Results

Terra reported a net loss of $26.8 million for the six months ended June 30, 2001 with a net loss of $20.4 million in 2000. The increase in the 2001 loss was primarily related to decreased operating income as the result of higher natural gas costs, lower sales volumes, and product recall costs, partially offset by higher product prices.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced at Terra's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the six-month periods ended June 30, 2001 and 2000 follows:

(in thousands)                                               2001       2000
------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                          $451,841   $467,709
Methanol                                                    113,011     54,285
Other                                                           520      4,026
------------------------------------------------------------------------------
                                                           $565,372   $526,020
==============================================================================

OPERATING INCOME (LOSS):
Nitrogen Products                                          $    175   $  1,812
Methanol                                                       (973)      (413)
Product claim costs                                         (14,023)        --
Other income - net                                              765      1,013
------------------------------------------------------------------------------
                                                           $(14,056)  $  2,412
==============================================================================

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 2001 and 2000 follow:

VOLUMES AND PRICES

                                             2001                   2000
                                     ---------------------  --------------------
                                      Sales      Average      Sales    Average
(quantities in thousands of tons)    Volumes    Unit Price   Volumes  Unit Price
--------------------------------------------------------------------------------
Ammonia                                 540        $234         819      $145
Nitrogen solutions                    1,335         129       2,179        70
Urea                                    229         166         283       127
Ammonium nitrate                        233         135         536       107
--------------------------------------------------------------------------------

Nitrogen products segment revenues decreased $15.9 million to $452 million in the 2001 first half compared with $468 million in the 2000 first half. Sales volumes decreased as the result of wet field conditions that reduced applications of nitrogen fertilizer in many of Terra's North American market areas. The lower demand resulted from fewer planted acres of corn, wheat and other agricultural products and reduced application rates because of low grain prices and high fertilizer costs. Sales volumes of ammonium nitrate, which is the primary form of fertilizer sold by Terra in the United

Kingdom, were also limited as the result of British transportation restrictions in response to the outbreak of foot and mouth disease. A substantial portion of the revenue shortfall from lower sales volumes was offset by higher 2001 prices as compared to last year's first half. Price increases were realized in response to lower nitrogen supplies as high natural gas costs resulted in industry-wide production curtailments since the middle of last year.

The nitrogen products segment had operating income of $0.2 million for the first half of 2001 compared with operating income of $1.8 million for the 2000 first half. The decrease in operating income was primarily related to higher natural gas costs and reduced sales volumes, offset in part by higher selling prices. Natural gas costs increased almost $123 million over the 2000 first half as unit costs, net of forward pricing gains and losses, increased to $5.06/MMBtu, during the 2001 first half compared to $2.65/MMBtu during the same 2000 period. Natural gas costs in the 2001 first half were $13.5 million lower than spot prices as the result of forward price contracts.

Methanol

For the six months ended June 30, 2001 and 2000 the methanol segment had revenues of $113 million and $54 million. Sales volumes increased 19% from prior year levels, and selling prices increased from $.41/gallon in 2000 to $.72/gallon in 2001. Selling price increases reflect higher raw material costs and the higher volumes were the result of a decrease in domestic supplies during 2001.

The methanol segment generated a $1.0 million operating loss in the 2001 first half compared to a $0.4 million operating loss in the 2000 first half. The increased operating loss reflects cost increases that outpaced the effects of higher selling prices and increased volumes. In addition, contractual and market conditions necessitated the purchase of methanol products from other producers which resulted in incrementally higher costs of approximately $14 million compared to the same period in 2000. The major cost increase was to natural gas costs which, net of forward pricing gains and losses, increased to $5.06/MMBtu, during the 2001 first half compared to $2.65/MMBtu during the 2000 period. First half 2001 natural gas costs were $0.4 million lower than spot prices as a result of forward pricing contracts.

Product Claim Costs

Based on the finding of British court, Terra recorded a $14 million charge to reflect the estimated value of claims (plus interest and attorney fees) associated with recalls of carbonated beverages containing carbon dioxide tainted with benzene. In addition to the right to appeal the British court's decision, Terra's management also believes it has recourse for these claims against its insurer and the previous owner of Terra's U.K. operations. Management will vigorously pursue Terra's rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

Other Income - Net

Terra had other operating income of $0.8 million in the 2001 first half compared to $0.2 million in the 2000 first half, due primarily to increased compensation costs.

Insurance Settlement Costs

During the 2000 first half, Terra incurred $4.7 million of legal and other professional fees in connection with a lawsuit to recover costs from the 1994 explosion at Terra's Port Neal facility. Theses expenses related to the insurance recovery gain reported in Terra's 1997 financial statements and, consequently, have been excluded from the determination of 2000 operating income.

Interest Expense - Net

Interest expense, net of interest income, totaled $23.4 million during the 2001 first half compared with $24.8 million for the prior year period.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $0.3 million were recorded for the 2001 first half as the result of TNCLP earnings, which were included in their entirety in consolidated operating results. The decreased charge as compared to the 2000 first half reflected lower nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the first half of 2001 were recorded at an effective tax rate of 30%, Terra's estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Terra's primary uses of funds are to fund its working capital requirements, make payments on its indebtedness and other obligations, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds are cash flow from operations and borrowings under available bank facilities.

Net cash flows used in operations in the first six months of 2001 were $61.4 million comprised of $82.5 million used by increases to net working capital balances, net of $21.1 million in operating profits after non-cash charges. Working capital increases during the 2001 second quarter are primarily related to carryover of inventory balances related to lower sales volumes experienced during the 2001 first half.

Terra management believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements. In January 2001, Terra announced that it expected to meet its covenant under its bank facilities that 2001 earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the bank facilities must equal or exceed $90 million. Based on the second quarter charges for product recall claims and the Courtright outage, as well as much weaker-than-expected fertilizer demand during the 2001 planting season, Terra's ability to attain $90 million in EBITDA for calendar 2001 is less certain. Although there can be no assurances, Terra believes that it will be able to negotiate an amendment or waiver of the EBITDA covenant with its lenders if it is required.

Terra funded plant and equipment expenditures of $8.4 million during the first six months of 2001. Terra expects remaining 2001 capital expenditures to be less than $25 million consisting principally of routine equipment replacements.

Cash balances at June 30, 2001 were $12.1 million.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 49.5% of Terra Industries' outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra Industries with the timing based on market and other conditions.

FORWARD-LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward looking. Forward-looking information reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: changes in financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the "Factors that Affect Operating Results" section of Terra's most recent Form 10-K.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None




                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      TERRA INDUSTRIES INC.



Date:  August 14, 2001                /s/ Francis G. Meyer
                                      --------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer and a duly authorized signatory