Form 10-K405/A
period 2000-12-31
TERRA INDUSTRIES INC
filed 2001-09-26
CIK 722079

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A
                               (Amendment No. 1)


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
                   (Address of principal executive offices)

                                  51102-6000
                                  (Zip Code)

      Registrant's telephone number, including area code:  (712) 277-1340

  Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each
      Title of each class                           exchange on which registered
      -------------------                           ----------------------------

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

  The number of Common Shares, without par value, outstanding as of February 26, 2001 was 75,884,687.


================================================================================

  This Amendment No. 1 amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and is being filed solely to amend Part I, Items 1 and 2.

                                     Part I
                                     ------

Items 1 and 2.  Business and Properties.


Business Overview

     We are a leading North American and U.K. producer and marketer of nitrogen products serving both agricultural and industrial end use markets. We are one of the largest North American producers of ammonia, the basic building block of nitrogen fertilizers. We upgrade a significant portion of the ammonia we produce into higher value products, which are easier for agricultural end-users to transport, store and apply to crops than ammonia. In addition, we are the largest U.S. producer of methanol. We own eight manufacturing facilities in North America and the U.K. that produce nitrogen products, two of which also produce methanol.

     Nitrogen is both a global and local commodity: global because it is both produced and traded in almost all regions of the world, local because local fertilizer customers display preferences for nitrogen in one of four basic forms based upon local conditions. The principal forms of nitrogen fertilizer products that are traded globally are ammonia (82% nitrogen by weight) and, to a lesser extent, urea (46% nitrogen by weight) and AN (34% nitrogen by weight). UAN is not generally traded in international markets because of its high cost of transportation due to high water content. Because transportation is a significant component of a customer's total cost, a key to competitiveness in the nitrogen business is to have the lowest delivered cost for the customer's product of choice in the market a producer serves, while providing a reliable source of supply on a continuous basis.

     The locations of our North American facilities provide us with a competitive advantage in serving agricultural customers in the cornbelt and other major agricultural areas of the United States and Canada. Our U.K. facilities are able to competitively serve the entire British agricultural market. Our facilities have the following production capacities:

                                              Annual Capacity
                             --------------------------------------------------
Location                     Ammonia(1)  UAN(2)     AN(2)   Urea(3) Methanol(4)
--------                     ---------- --------- --------- ------- -----------
Beaumont, Texas(5)..........   255,000        --        --      --  280,000,000
Blytheville, Arkansas(6)....   420,000     30,000       --  480,000         --
Port Neal, Iowa.............   370,000    810,000       --   50,000         --
Verdigris, Oklahoma......... 1,050,000  2,180,000       --      --          --
Woodward, Oklahoma(5).......   440,000    340,000       --   25,000  40,000,000
Courtright, Ontario.........   480,000    400,000       --  175,000         --
Severnside, U.K.............   265,000        --    500,000     --          --
Billingham, U.K.(7).........   550,000        --    500,000     --          --
                             ---------  --------- --------- ------- -----------
Total....................... 3,830,000  3,760,000 1,000,000 730,000 320,000,000
                             =========  ========= ========= ======= ===========

--------
(1) Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements. Includes ammonia upgraded into other products.
(2)  Measured in tons.
(3) Urea is sold as urea liquor from our Port Neal and Woodward facilities and as granular urea from our Blytheville and Courtright facilities. Production capacities for both forms are measured in tons of UAN in 28% equivalent.
(4)  Measured in gallons.
(5) Ammonia capacity depends, in part, on the desired rate of methanol production at this facility.
(6) Production is currently suspended at this facility. We are planning to reopen this facility on or about October 1, 2001. However, there can be no assurance that such reopening will occur at that time.
(7) Our Billingham, England facility also produces merchant nitric acid; 2000 sales were 262,000 product tons.

     The principal customers for our North American nitrogen products are national agricultural retail chains (such as ConAgra and Cargill), farm cooperatives, independent dealers and industrial customers (such as

DuPont). Industrial customers use our products in the manufacture of chemicals and plastics such as acrylonitrile, polyurethanes, fibers, explosives and adhesives. Overall, agricultural customers purchased approximately 84% and industrial customers purchased approximately 16% of our North American nitrogen product production in 1999 and 2000. In the U.K., revenues are split approximately evenly between agricultural and industrial customers. Our methanol customers are primarily large domestic chemical producers. We have a number of long-term methanol sales contracts, the most significant of which is with DuPont, which has a major plant adjacent to our Beaumont, Texas facility.

Competitive Strengths

 Leading Market Positions

   We have leading market positions in all of our key products. In the U.S., we are the largest producer of UAN and methanol and the second largest producer of ammonia. In the U.K., we are the largest producer of ammonia and AN. The following table shows our market positions in our principal products:

                                 % of Total    U.S.     U.S.     U.K.     U.K.
                                 2000 Terra  Capacity  Market  Capacity  Market
Product                          Revenues(1) Position Share(2) Position Share(2)
-------                          ----------- -------- -------- -------- --------
Ammonia.........................     22%         2      13%        1      52%
UAN.............................     30%         1      31%        *        *
AN..............................     11%         *        *        1      38%
Urea............................      7%         4      10%        *        *
Methanol........................     13%         1       8%        *        *

--------
(1) Revenues from sales of carbon dioxide and other nitrogen products, as well as industrial sales in the U.K., represented 17% of our total revenues for 2000.
(2) Based on our unit sales and based on total market consumption, including imports, as reported by Fertecon.
 * We do not compete in these markets.

 Strategically Located Plants with Access to Distribution Infrastructure

   A critical element of competitiveness in the North American agricultural market is delivered cost to customers. Our plants located in the main agricultural areas of the United States provide us with a significant freight cost advantage over Gulf Coast producers and importers entering through Gulf Coast ports. Four of our facilities are able to provide UAN locally by truck, which offers a competitive advantage in serving agricultural customers due to the high cost of transporting UAN. The location of our Port Neal, Iowa and Courtright, Ontario plants, with low cost access to nearby corn belt markets, allows these plants to be among the most efficient UAN production facilities in North America in terms of delivered cost to end-users. We also have access to an extensive distribution infrastructure that provides reliable and cost-effective delivery of products to our customers. Our ability to serve customers within our markets is enhanced by our access to competitive multi-modal transportation, including rail systems (Burlington Northern, Union Pacific, Canadian National, CSX), barge, truck and pipeline systems. In addition, we have a terminal network in which we can store up to 500,000 tons of nitrogen through over 60 terminals located close to our customers. This terminal network helps ensure customers receive our products on a timely basis.

 Integrated Production of Value-Added Products

   We upgrade a significant portion of the ammonia we produce into higher value products, such as UAN, AN and urea. In 2000, we upgraded 63% of our ammonia production into value-added products. The demand for these value-added products has increased largely at the expense of ammonia demand, and we expect that it will continue to do so. Agricultural customers increasingly prefer these products because they are easier to apply and can be mixed with other crop production products, providing significant cost and labor savings. As a result, these products generate higher revenues and margins than pure ammonia. By producing our own ammonia and upgrading it internally, we are able to operate our ammonia units at higher utilization rates throughout the year and reduce reliance on merchant ammonia sales. In addition, because of UAN's relatively high transportation costs due to its high water content, there is less competition from importers. Our Verdigris, Oklahoma facility is the largest UAN production facility in the world.

 Strong Plant Operating Efficiency

   Based on a global survey of 92 ammonia plants worldwide, our five largest North American plants (including our two plants in Verdigris, Oklahoma) ranked in the top half of their peer group for the best calendar month performance in net efficiency during the four-year survey period ending in December 1998. We believe that our Port Neal, Iowa and Courtright, Ontario facilities, together representing more than 25% of our North American capacity, are among the most efficient ammonia plants in North America in terms of natural gas consumption per ton of ammonia produced. We believe we have some of the most efficient UAN plants in North America, including three of the five lowest cost plants in terms of delivered cost to end-users. In addition, we believe we are the most efficient producer of methanol in the United States, in large part as a result of an ammonia production loop at our Beaumont, Texas facility, which produces ammonia as a by-product of the methanol production process. Our Beaumont, Texas facility is the largest methanol facility in the U.S. Our ammonia facility at Woodward, Oklahoma also uses loop technology to produce methanol, providing us with operational flexibility and helping us to optimize product mix at that site. The high percentage of our sales that are made under contract also allows us to maintain high utilization rates and enhance the efficiency of our operations.

 Experienced Management Team and Employees

   Terra Industries' executive officers have an average of 20 years of experience in the fertilizer industry. Michael Bennett, our President and Chief Executive Officer, has been with the company for 28 years. Similarly, our more than 1,200 employees have an average of over 18 years of service with us. The extensive experience and stability of our employee base enable us to operate our plants efficiently with a strong safety record when compared to our peers.

Company Strategies

 Enhance Competitive Position Through Continued Efficiency Improvement

   We intend to continue to improve our competitive position in the worldwide nitrogen fertilizer industry by enhancing the operating and energy efficiency of our plants while rigorously controlling costs. We have implemented a number of cost-saving efficiency initiatives, such as our loop production processes at our Beaumont, Texas and Woodward, Oklahoma plants, in order to increase the overall efficiency and volume throughput of our plants. Since 1998, our selling, general and administrative expenses have declined by 23%. We have upgraded and will continue to upgrade our equipment and processes through prudent investment and personnel training.

 Use Natural Gas Contracts to Protect Margins

   Natural gas costs in 2000 comprised approximately 49% of total costs and expenses for our North American nitrogen products business, 23% of total costs and expenses for our U.K. nitrogen products business and 66% of total costs and expenses for our methanol business. It is our normal practice to effectively fix or cap the price of a substantial portion of our natural gas requirements through supply contracts, financial derivatives and other instruments. These tools are used to lock in margins and protect against an adverse impact on margins due to increases in natural gas costs. Over the past six months, we have reduced our use of these techniques in response to declining natural gas prices, with the expectation that we will return to our normal forward pricing policy when circumstances dictate.

 Pursue New Market Opportunities

   We will aggressively pursue new market opportunities such as those presented as a result of recent environmental regulations promoting the use of ammonia to clean airborne pollutants emitted by power generating plants. According to the McIlvaine Company, a power industry consultant, these regulations could increase the annual demand for ammonia by up to 2 million tons, or 11% of total 2000 U.S. capacity, by 2004. We are working actively with selected power producers to provide the ammonia, storage facilities and handling expertise they need for these purposes. We also see opportunities in the use of methanol as a fuel for fuel cell-powered cars.

 Maintain Leadership Position in Our Key Products

   We intend to maintain our leading market positions in our key markets by focusing on remaining a reliable, low cost producer of our products to our existing customers and by identifying new customers and end markets for our products.

 Reduce Debt

   Our primary financial strategy is to use a significant portion of our cash flow from operations to reduce indebtedness.

Nitrogen Business Segment

   We are a leading producer and marketer of nitrogen products, principally fertilizers. We upgrade a significant portion of the ammonia that we produce into other nitrogen products, such as urea, AN and UAN. Ammonia, urea and UAN are the principal nitrogen products we produce and sell in North America. We produce and sell primarily ammonia and AN in the U.K. Other important products that we manufacture in both the U.S. and U.K. include nitric acid and carbon dioxide. These products, along with a portion of our ammonia and urea production, are used as industrial feedstocks and are independent of the agricultural market.

   Although these different nitrogen products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. Our plants are designed to provide the products preferred by end-users in the regions in which they are located. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of appropriate storage, handling and application equipment. Our nitrogen products are described in greater detail below.

 Ammonia

   Ammonia is the simplest form of nitrogen fertilizer and is the feedstock for the production of most other nitrogen fertilizers, including urea, AN and UAN. Ammonia is also widely used in industrial applications. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per pound of nitrogen. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than UAN or urea because of the need for specialized application equipment and the lack of application flexibility.

 Urea

   We produce urea for both the fertilizer and animal feed markets by converting ammonia and carbon dioxide into liquid urea, which can be further processed into a solid, granular form. Urea is also used in industrial applications. Urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. We produce both a granulated form of urea, generally for the fertilizer market, and urea liquor (liquid) for animal feed supplements and industrial applications.

 Ammonium Nitrate

   We produce AN at our two facilities in the U.K. AN is produced by combining nitric acid and ammonia into a liquid form which is then converted to a solid, largely for fertilizer applications. The nitrogen content of AN is 34% by weight. AN is the preferred fertilizer in the British agricultural market.

 Urea Ammonium Nitrate

   UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate and water. The nitrogen content of UAN is approximately 28% to 32% by weight. Because of its high water content, UAN is relatively expensive to transport, making this largely a regionally distributed product.

   UAN can be applied to crops directly or can be mixed with crop production products, permitting the application of several materials simultaneously, reducing energy and labor costs and accelerating field preparation for planting. In addition, UAN may be applied from ordinary tanks and trucks and can be sprayed or injected into the soil, or applied through irrigation systems, throughout the growing season, providing significant application flexibility. Due to its stability, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to evaporation losses.

 Manufacturing Facilities

   Our eight fertilizer manufacturing facilities are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of our fertilizer manufacturing facilities was 93%, 96% and 102% in 2000, 1999 and 1998, respectively. Our capacity utilization was reduced in 2000, reflecting several plant shutdowns due to natural gas prices increasing faster than nitrogen prices.

   We own all of our manufacturing facilities, unless otherwise indicated below. (See "--Methanol Business Segment--Manufacturing Facilities" for a description of our Beaumont, Texas facility.)

   Our Verdigris, Oklahoma facility is one of the largest UAN production facilities in North America. Located at the Verdigris, Oklahoma facility are two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. We own the plants, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the port terminal is scheduled to expire in April 2004, and we have an option to renew the lease for an additional five-year term. We also have UAN upgrading capability at our facilities in Port Neal, Iowa; Courtright, Ontario; Woodward, Oklahoma and Blytheville, Arkansas. UAN is often the preferred fertilizer among agricultural customers in the markets served by these facilities.

   We believe we have some of the most efficient UAN plants in North America, including three of the five lowest cost plants in terms of delivered cost to end-users. The location of our Port Neal, Iowa and Courtright, Ontario plants, with low cost access to nearby corn belt markets, allows these plants to be among the most efficient in North America as measured by delivered cost to the end-user. Our Verdigris, Oklahoma facility is the largest UAN production facility in the world. Because of UAN's relatively high transportation costs due to its water content, there is less competition from importers. Four of our facilities are able to provide UAN locally by truck which also offers a competitive advantage in serving agricultural customers due to the high cost of transporting UAN.

   The Blytheville, Arkansas facility consists of an ammonia plant, a granular urea plant and a UAN plant. The ammonia plant is leased from the City of Blytheville at a nominal annual rate. The ammonia plant lease is scheduled to expire in November 2004, and we have an option to extend the lease for eleven successive terms of five years each at the same rental rate. We have an unconditional option to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The urea plant lease is scheduled to expire in November 2005, and we have an option to extend the lease for three successive terms of five years each at the same rental rate. We also have a similar, unconditional option to purchase the urea plant for a nominal price.

   In the first quarter of 2000, we completed a $61.6 million capital project to add an ammonia production loop to our Beaumont, Texas facility, which has added 255,000 tons of annual ammonia production capacity to the existing methanol production at that site.

 Marketing and Distribution

   The principal customers for our North American manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. In the U.K., revenues are split approximately evenly between agricultural and industrial customers. Overall, industrial customers purchased approximately 16% of our nitrogen product production in each of 2000 and 1999. At December 31, 2000, we had contracted to sell approximately 50% of our 2001 scheduled nitrogen production at prices indexed to published sources.

   As part of the sale of our farm service centers and distribution business to the Cenex/Land O'Lakes Agronomy Company ("Cenex/Land O'Lakes") in the second quarter of 1999, we entered into an agreement to supply Cenex/Land O'Lakes with nitrogen fertilizer products. Under this agreement, through June 2002, Cenex/Land O'Lakes will purchase from us approximately the quantity of product that we supplied to both our own distribution business and to Cenex/Land O'Lakes before the sale of the distribution business. We sold approximately 11% and 15% of our North American production to Cenex/Land O'Lakes under this supply agreement in 2000 and 1999, respectively.

   Under an agreement with Imperial Chemical Industries ("ICI") in connection with our acquisition of ICI's U.K. assets, we may make payments to ICI based on the market price obtained for AN sales by our U.K. business. Under the terms of this agreement, we must make a payment for any year through 2002 in which the average AN price we receive exceeds certain thresholds, up to a maximum payment of (Pounds)58 million in the aggregate (approximately $83.5 million). In the event we have suffered a material business interruption with respect to this facility for 60 days or more in a year in which ICI would be entitled to a payment above a certain amount, and this interruption is not compensated by our insurance, we may extend to 2003 the duration of this agreement, in which case the maximum aggregate payment will be increased to (Pounds)61 million (approximately $87.8 million). Because of these payments, we will not benefit fully from the U.K. market price of AN over certain thresholds during the term of this agreement. We did not make any payments to ICI under this agreement in 1998, 1999 or 2000, and we do not anticipate making any significant payments in 2001.

   Our production facilities, combined with significant storage capacity at over 60 locations throughout the major fertilizer consuming regions of the U.S. and Canada, position us to respond competitively to demand in our markets, a distinct advantage over imports, which face logistical challenges and higher costs in transporting product to end-users in a timely fashion.

Methanol Business Segment

 Product

   We are the leading U.S. producer of methanol. Methanol is used as a feedstock in the production of other chemical products such as formaldehyde, acetic acid and a variety of other chemical intermediates. Another major market for methanol is as a feedstock in the production of MTBE, an oxygenate used as an additive in reformulated gasoline and as an octane enhancer in non-reformulated gasoline.

 Manufacturing Facilities

   We have two U.S. facilities that produce methanol. Our Beaumont, Texas facility is the largest methanol production plant in the U.S., with approximately 280 million gallons of annual methanol production capacity. This plant produced 258 million, 201 million and 208 million gallons of methanol in 1998, 1999 and 2000, respectively. Our Woodward, Oklahoma facility produced approximately 38 million, 34 million and 36 million gallons of methanol in 1998, 1999 and 2000, respectively, and has an annual methanol production capacity of 40 million gallons.

   We own the plant and processing equipment at the Beaumont facility. The land is leased from E. I. DuPont de Nemours and Company ("DuPont") for a nominal annual rate under a lease agreement which expires in 2090. Because the Beaumont facility is entirely contained within an industrial complex owned and operated by DuPont, we depend on DuPont for access to the facility as well as certain essential services. Most of the finished methanol product is shipped to customers through wharf facilities located on DuPont property. We depend on DuPont for access to the pipelines used to transport methanol and to obtain natural gas, as well as for certain utilities, wastewater treatment facilities and other essential services.

 Marketing and Distribution

   Our methanol customers are primarily large, domestic chemical or MTBE producers. We have a number of long-term methanol sales contracts, the most significant of which is with DuPont. In 2000, we sold over 57% of our production under such contracts. At December 31, 2000, we had contracted to sell over 72% of our 2001 scheduled production at prices indexed to published sources. Most of these sales contracts (other than the DuPont contract noted below) cover fixed volumes and have terms of up to three years.

   Under the DuPont contract, as amended, DuPont has agreed to purchase from us 54 million gallons of methanol each year through 2001 (representing 19% of our Beaumont facility's annual production capacity). After this initial term, the agreement will continue in effect until terminated by either party on two years' notice to the other party. The price of the methanol delivered under this contract is generally negotiated on the basis of an established index and the previous month's price.

Nitrogen Industry Overview

 Overview

   The three major nutrients required for plant growth are phosphorous, mined as phosphate rock, potassium, mined as potash, and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants' physiological functions. Nitrogen, which comprised approximately 60% of worldwide fertilizer consumption in 1999, is an essential element for most organic compounds in plants as it promotes protein formation and is a major component of chlorophyll, which helps to promote green healthy growth and high yields. There are no substitutes for nitrogen fertilizers in the cultivation of high-yield crops. These three nutrients occur naturally in the soil to a certain extent but must be replaced as crops remove them from the soil. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of absorption by crops and its tendency to escape from the soil by evaporation or runoff. Consequently, demand for nitrogen fertilizer tends to be more consistent on a per acre planted basis than demand for phosphate or potash fertilizer.

 Demand

   Global demand for fertilizers typically grows at predictable rates and tends to correspond to growth in grain production. Global fertilizer demand is driven in the long term primarily by population growth, increases in disposable income and associated improvements in diet. Short-term demand depends on world economic growth rates and factors creating temporary imbalances in demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention, such as changes in the buying patterns of China or India. According to the International Fertilizer Industry Association ("IFA"), over the last 37 years global fertilizer demand has grown 4.0% annually with nitrogen demand growing at a faster rate of 5.4% annually. U.S. fertilizer demand has grown 2.5% annually over the last 37 years with U.S. nitrogen demand growing at a faster rate of 3.6% annually.

 Supply

   Increased ammonia prices in 1995 led to capacity expansion projects globally that resulted in capacity growth that was substantially greater than demand, causing a structural imbalance in ammonia supply and demand. In addition, foreign government support for domestic production in India, China and the former Soviet Union, has kept uneconomic plants running, further increasing supply.

   This new global capacity has been partially offset by permanent plant closings in the U.S. since 1998. These U.S. plant closings represent 12.9% of total 1998 capacity, and no new capacity is expected to come on stream in the U.S. in the foreseeable future. The recent increase in natural gas costs in many regions of the world has forced temporary plant closings which, in addition to permanent plant closures, have provided support for nitrogen prices.

   Imports account for a significant portion of U.S. nitrogen product supply. It is estimated by Fertecon that the United States imports up to one-third of its ammonia and urea requirements. In 2000, total imports of ammonia and urea in the United States were approximately 5.6 million tons and 4.6 million tons, respectively. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions of close proximity to the point of imports, primarily the Gulf Coast and East Coast of North America, as the relatively low natural gas costs offset transportation costs to North America. Due to higher freight costs and an underdeveloped distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports. Importers' advantage increases when natural gas and ammonia prices are high, and decreases in an environment of low natural gas cost and low ammonia prices.

 Outlook

   Growth in worldwide population and a reduction in the amount of arable land will increase the global demand for fertilizers. According to a United Nations study, worldwide population is projected to grow by approximately 1.5 billion from 2000 to 2020. Based on an industry study, the amount of arable land is forecast to decrease from 0.27 hectares per capita in 1990 to 0.17 hectares per capita in 2025.

   The IFA forecasts that global fertilizer consumption will grow at a rate of 1.9% to 2.8% annually through 2004. Most of the future increase in fertilizer demand is expected to be generated by less developed countries, particularly countries in Southeast Asia and South America, where the agricultural industry does not yet use fertilizer in sufficient amounts to optimize production and where growth rates of population and gross domestic products are expected to continue to increase.

   According to Fertecon, ammonia consumption in the U.S. will increase by 2.3% annually from 2001 to 2005, from 19.7 million tons to 21.6 million tons. The mix of products used, however, is expected to change. UAN demand is expected to increase more rapidly at the expense of direct ammonia application due to its significant application flexibility and ability to be mixed with other crop production products, which provide significant cost and labor savings. U.S. UAN demand increased from 9.9 million tons in 1990 to 14.6 million tons in 2000, an increase of 48%, and is forecast to increase to 16.9 million tons in 2010, according to Fertecon (or in 100% nitrogen equivalent metric tons, 2.5 million, 3.7 million and 4.3 million, respectively).

   A significant amount of new ammonia capacity is expected to come on stream globally from 2001 to 2005. According to Fertecon, global ammonia capacity is forecast to increase from 178.3 million tons to 186.9 million tons during this period, an increase of 4.8%. However, ammonia capacity in the U.S. is forecast to decrease from 18.2 million tons to 16.8 million tons from 2001 to 2005, a decrease of 7.9%. The continued growth in demand for nitrogen products has helped to stabilize global ammonia utilization rates, which averaged 82% between 1997 and 2000. Global ammonia utilization rates are forecast to increase from 82% in 2000 to 86% in 2005 due to increased consumption worldwide. In the U.S., ammonia utilization rates are forecast to increase from 81% in 2001 to 89% in 2005.

   Due to the Clean Air Act of 1990, as amended, energy providers are required to reduce or eliminate emissions of nitric oxide and sulfur dioxide ("NOX" and "SOX", respectively). This presents a new market opportunity for ammonia, which can be used to remove NOX and SOX from air emissions. The McIlvaine Company estimates that the ammonia demand for this new application could increase demand by up to 2 million tons, or 11% of total 2000 U.S. capacity, by 2004.

Methanol Industry Overview

 Overview

   Methanol is a liquid made primarily from natural gas and is used as a feedstock in the production of formaldehyde, acetic acid, MTBE, and a variety of other chemical intermediates which form the foundation of a large number of secondary derivatives. Formaldehyde is used to produce urea-formaldehyde and phenol-formaldehyde resins, which are used as wood adhesives for plywood, particleboard, oriented strand board, medium-density fiberboard and other engineered wood products. In addition, formaldehyde is also used in the manufacture of elastomers, paints, foams, polyurethane and automotive products. Acetic acid is used as a chemical intermediate to produce adhesives, paper, paints, plastics, resins, solvents, and textiles. MTBE, an oxygenate and octane enhancer, is used to reduce hydrocarbon and carbon monoxide emissions from motor vehicles. Chemical intermediates are used to manufacture de-icer and windshield fluid, antifreeze, herbicides, pesticides, and poultry feed products.

   Methanol is a typical commodity chemical and the methanol industry is characterized by cycles of oversupply resulting in lower prices and idled capacity, followed by periods of shortage and rapidly rising prices as demand rises and exceeds supply until increased prices justify new plant investments or the re-start of idled capacity. However, the expanding number of different uses for methanol and its derivatives over the last several years has resulted in the methanol industry becoming more complex and subject to increasingly diverse influences on supply and demand.

 Demand

   According to an industry source, global methanol demand grew by 3.6% annually from 1997 to 2000. According to Chemical Data Inc., U.S. methanol demand grew by 2.4% annually during the same period. In 2000, formaldehyde, acetic acid and chemical intermediates comprised 34%, 10% and 28% of global demand for methanol, respectively. Due to an increasing range of end uses for methanol, demand has tended to move with the general level of economic activity in methanol's major markets. The significant use of methanol for the production of chemicals used in the building products industry means that building and construction cycles are important factors in determining demand for methanol-based chemicals.

   MTBE comprised approximately 28% of global demand for methanol in 2000. MTBE is considered the preferred oxygenate by the refining industry and its production has grown rapidly. MTBE production increased from 456 million gallons in 1989 to 1,109 million gallons in 2000. Recently, the state of California adopted regulations that prohibit the addition of MTBE to gasoline after 2002. California's consumption of MTBE comprises approximately 6% of U.S. demand for methanol.

 Supply

   Over the past several years significant industry restructuring has taken place with approximately 617 million gallons of North American methanol capacity shut down in 1999, a further rationalization of 150 million gallons in 2000 and 455 million gallons in 2001 to date. New methanol production facilities have generally been constructed in locations with low-cost natural gas availability, although this advantage is offset in some instances by higher distribution costs due to distance from major markets.

 Outlook

   According to an industry source, global methanol demand and supply are forecast to increase by 2.8% and 2.2%, respectively, on an annual basis from 2001 to 2004 with global capacity utilization rates forecast to increase from 79% to 80% during this period. In the U.S., methanol demand and capacity are forecast to decrease by 0.6% and 4.7%, respectively, on an annual basis with capacity utilization rates forecast to decrease from 89% to 78% during this period. Global demand for methanol for production of formaldehyde and acetic acid is forecast to grow 3.4% and 3.0% annually, respectively, from 2001 to 2005. A significant factor in the declining forecast for U.S. methanol demand is the projected decrease in demand for MTBE. According to an industry source, global methanol supply is forecast to increase by 1.9% annually from 2001 to 2005 with global capacity utilization rates forecast to increase from 79% to 82% during the same period.

   Principal alternatives to MTBE include ethanol, ETBE, an ethanol derivative, and TAME, which, like MTBE, is produced from methanol. Ethanol, however, has two principal disadvantages. First, it is more expensive than MTBE, although this cost differential has been partially offset by a government subsidy. Second, the volatility of ethanol-oxygenated gasoline exceeds the levels permitted by the 1990 Clean Air Act Amendments, effectively limiting its use as a year-round oxygenate. TAME, a methanol derivative, has a lower volatility than MTBE and could, if widely used, reduce demand for MTBE, but requires the same amount of methanol to produce.

   As described above, demand for methanol in the manufacture of MTBE is forecast to decline in the U.S. due to regulations adopted in California. Heightened public awareness regarding this issue has resulted in other state and federal initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California has requested that the U.S. Environmental Protection Agency waive the federal oxygenated fuels requirements for gasoline sold in California. Several bills have been introduced in Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. In 1999, the U.S. Senate also passed a non-binding resolution calling for a phase out of MTBE. In addition, on March 20, 2000, the EPA announced its intention to phase-out the use of MTBE under authority of the federal Toxic Substances Control Act. The EPA also called on Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or prohibition against the use of MTBE in California, in other states, or nationally may result in a significant reduction in demand for MTBE and result in a material loss in revenues.

   However, any decrease in MTBE demand may be offset, at least in part, by an increase in methanol demand for industrial applications and growing MTBE demand in Europe and Asia. Methanol is also used to some extent as a direct fuel source. The use of methanol for this purpose historically has been relatively small and sporadic. Recently, there have been several legislative initiatives in the U.S. relating to possible mandated use of alternative fueled or flexible fueled vehicles in certain circumstances. Several automobile manufacturers have developed vehicles able to operate on methanol for such purposes. It is currently not possible to determine the extent to which these initiatives will impact future methanol demand.

Credit

   Our credit terms are generally 15-30 days in the U.S. and 30 days in the U.K., but may be extended for longer periods during certain sales seasons consistent with industry practices. Bad debt writeoffs have been less than $1 million annually for each of the past three years.

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

   Price volatility in North American natural gas markets prompted industry-wide curtailment of both nitrogen fertilizer and methanol production in 2000. We idled our Blytheville, Arkansas plant from June through mid-August 2000 and our Blytheville, Arkansas and Beaumont, Texas plants and parts of our Verdigris, Oklahoma plant for the month of December 2000 due to high natural gas costs. During 2000, we produced only 89% and 84% of our ammonia and methanol capacity, respectively, because of plant shutdowns due to high natural gas costs. In January 2001, due to unprecedented natural gas prices of near $10.00/MMBtu, most of our North American production was idled. By the end of that month as natural gas prices declined, we were able to restart production. On June 7, 2001, we once again stopped production at our Blytheville, Arkansas plant. We are currently planning to reopen our Blytheville, Arkansas facility on or about October 1, 2001. However, there can be no assurance that such reopening will occur at that time.

   While most U.S. methanol is sold pursuant to long-term contracts based on market index pricing and fixed volumes, the spot market price of methanol can be volatile. The industry has experienced cycles of oversupply, resulting in depressed prices and idled capacity, followed by periods of shortages and rapidly rising prices. From the end of 1998 through the end of 1999, methanol sales prices were below the low end of their historic price range; however by early 2000 prices had improved to historic levels. Future demand for methanol will depend in part on the emerging regulatory environment with respect to reformulated gasoline.

Raw Materials

   The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2000 comprised about 49% of total costs and expenses for our North American nitrogen products business, 23% of total costs and expenses for our U.K. nitrogen products business, and 66% of total costs and expenses associated with our methanol business. We believe there is a sufficient supply of natural gas for the foreseeable future and have entered into firm contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

   Our natural gas hedging policy generally requires us to fix or cap the price of approximately 25% to 80% of our natural gas requirements for a rolling one-year period, and up to 50% of our natural gas requirements for the subsequent two-year period, provided that such arrangements would not result in costs that would be greater than the expected selling prices for our finished products. In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods prices to recover the increases to gas costs, the Board of Directors of Terra Industries amended the hedging policy and eliminated the minimum hedge requirement through the end of 2001. Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of global nitrogen products and methanol production occurs at facilities with access to fixed-priced natural gas supplies. These facilities' natural gas costs have been and could continue to be substantially lower than ours.

   If natural gas prices rise, we may benefit from our use of forward-pricing techniques. Conversely, if natural gas prices fall, we may incur costs above the then available spot market price. The settlement dates of forward-pricing contracts coincide with gas purchase dates. Forward-pricing contracts are based on a specified price referenced to spot market prices or appropriate NYMEX futures contract prices.

Transportation

   We use several modes of transportation to receive materials and distribute products to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. We use approximately 60 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in 18 U.S. states and one Canadian province. We also lease a methanol storage facility in Deer Park, Texas. We transport products from this storage facility primarily by marine vessels, rail tank cars and via pipeline to selected customers.

   Railcars are the major source of transportation at our North American manufacturing facilities. We lease approximately 2,120 railcars. We also own 10 nitric acid railcars. In the U.K., our AN production is transported primarily by contract carrier trucks, and ammonia production is transported primarily by pipelines that we own.

   We transport purchased natural gas to our Woodward, Oklahoma facility via both intrastate and interstate pipelines and to our Verdigris, Oklahoma facility via intrastate pipeline. The intrastate pipelines serving Woodward and Verdigris are not open-access carriers, but are nonetheless part of a widespread regional system through which Woodward and Verdigris can receive natural gas from any major Oklahoma source. We also have limited access to out-of-state natural gas supplies for these facilities. Our Beaumont, Texas facility sources natural gas via four intrastate pipelines. The Courtright, Ontario facility sources natural gas at delivery points at Parkway and Dawn, Ontario and a local utility. We transport purchased natural gas for both our Port Neal, Iowa and Blytheville, Arkansas facilities via interstate, open-access pipelines. At our Billingham and Severnside, England locations, purchased natural gas is transported to the facilities via a nationwide, open-access pipeline system.

Research and Development

   We do not currently have any significant, ongoing research and development efforts.

Competition

   The industries in which we operate are highly competitive. Competition in agricultural input markets takes place largely on the basis of price, reliability of supply, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors. Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also important competitive factors. Significant determinants of a plant's competitive position are the natural gas acquisition and transportation contracts that a plant negotiates with its major suppliers as well as proximity to natural gas sources and/or end-users.

   Our domestic competitors in the nitrogen fertilizer markets include large farm cooperatives or other independent fertilizer companies. In addition, nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those produced by us. Countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future. However, importers face high transportation costs, which erode their profit margin and competitive pricing.

   In the methanol segment, we compete with a number of large integrated petrochemical producers, many of which are better capitalized than we are. In addition, as the production and trade in methanol have become increasingly globalized, a number of foreign competitors produce methanol primarily for the export market. Many of these foreign competitors have access to favorably priced sources of natural gas and are relatively insensitive to raw material price fluctuations. These advantages are largely offset by high production and transportation costs. However, because of low domestic demand, these foreign competitors aggressively pursue the U.S. and other export markets. Two new methanol plants commenced production in 2000, including Titan Methanol in Trinidad and NPC in Iran. Methanol prices may be adversely affected by two new significant plants--one in Equatorial Guinea, which has recently started production, and one in Argentina, which is expected to begin production before the end of 2002.

   Nitrogen sales are made through independent retailers, resellers, farmer co-operatives affiliated dealer organizations and brokers. Some North American producers are subsidiaries or divisions of energy or chemical companies while others are owned by farmer co-operatives.

Environmental and Other Regulatory Matters

   Our operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Our operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Our U.K. operations are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker health and safety. We are also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We take precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, we may be responsible under CERCLA or analogous laws for all or part of the costs of such investigation and remediation, and damages to natural resources.

   We have been designated as a potentially responsible party ("PRP") under CERCLA and its state analogues with respect to various sites, including the Pinal Creek Drainage Basin Site ("Pinal Site") in Globe/Miami, Arizona based on our prior ownership and operation of copper mining and production facilities there. Under such laws, all PRPs may be held jointly and severally liable for the costs of investigation and/or remediation of an environmentally damaged site regardless of fault or legality of original disposal. The Pinal Site is the subject of on-going cleanup to address releases of acidic metal-bearing solutions from former copper mining and production facilities in the Pinal Site, being performed pursuant to a consent decree entered in 1997 among Inspiration Consolidated Copper Company ("Inspiration"), our subsidiary, as a former owner/operator and the two current owner/operators (collectively with us, the "Group"), and the Arizona Department of Environmental Quality. The parties are jointly and severally liable for the financing and performance of the work; however, Inspiration is not actually participating in the cleanup because it no longer owns assets at the Pinal Site. In a related matter, residents in the area of the Pinal Site brought a class action lawsuit against the Group seeking property damages and medical monitoring for potential personal injuries allegedly related to exposure to contaminated groundwater. All claims have been settled, although plaintiffs have reserved the right to assert individually any personal injury claims. After consideration of such factors as the number and levels of financial responsibility of other PRPs, including ongoing litigation against other PRPs and historic insurance carriers, and the existence of contractual indemnities, we believe that our liability with respect to these matters will not be material. Existing contractual indemnities may be subject to legal challenge, however, there can be no guarantee that they will be upheld or sufficient to cover all costs, or that material expenditures will not be incurred for these matters.

   We retained a small number (less than 10%) of our retail locations after the sale of our distribution business in the second quarter of 1999. Some of these locations are or are expected in the future to be the subject of environmental clean-up activities for which we have retained liability. We do not believe that such environmental costs and liabilities will have a material effect on our results of operations, financial position or net cash flows.

   With respect to our Verdigris and Blytheville facilities, Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of these facilities) retained liability for certain environmental matters. With respect to our Beaumont facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to our purchase of the facility in 1991. Likewise, with respect to our Billingham and Severnside, England facilities the seller, ICI, indemnified us, subject to certain conditions, for pre-December 31, 1997 environmental contamination associated with the purchased assets. Known conditions are not expected to result in material expenditures but discovery of unknown conditions or the failure of prior owners and operators and indemnitors to meet their obligations could require significant expenditures.

   We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of our facilities in order to maintain compliance with applicable environmental requirements. We estimate that the cost of complying with these existing requirements in 2001 and the next two years will be less than $10 million.

   We endeavor to comply (and have incurred substantial costs in connection with such compliance) in all material respects with applicable environmental, safety and health regulations. Because these regulations are expected to continue to change and generally be more restrictive than current requirements, the costs of compliance will likely increase. We do not expect our compliance with such regulations to have a material adverse effect on our results of operations, financial position or net cash flows. However, there can be no guarantee that new regulations will not result in material costs.

Employees

   We had over 1,200 full-time employees at December 31, 2000, with only our approximately 485 U.K. employees being covered by the equivalent of a collective bargaining agreement.

Legal Matters

   On July 13, 2001, a British court found Terra Nitrogen (UK) Ltd. liable for damages associated with recalls of beverages containing carbon dioxide tainted with benzene, plus interest and attorney fees. In addition, there are three similar cases awaiting trial and certain other beverage manufacturers have indicated their intention to file claims for unspecified amounts. We estimate that total claims against us from these lawsuits may be (Pounds)10 million, or $14 million. We have established reserves in this amount to cover estimated losses.

   We plan to appeal the British court's decision. In addition, we believe we have recourse for these claims against both our insurer and the previous owner of our U.K. operations. (Our insurer had previously paid, without recourse, two recall cost settlements on our behalf, plus a court judgment rendered against us. Nonetheless, the insurer reserved its right to deny coverage in whole or in part for adverse judgments in the remaining cases.) We will vigorously pursue our rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

   We are involved in various other legal actions and claims, including environmental matters, arising from the normal course of business. While it is not feasible to predict with certainty the final outcome of these proceedings, we do not believe that these matters, or the U.K. benzene claims, will have a material adverse effect on our results of operations, financial position or net cash flows.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      TERRA INDUSTRIES INC.



Date:  September 26, 2001             /s/ Francis G. Meyer
                                      --------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer