Form 10-Q
period 2001-09-30
TERRA INDUSTRIES INC
filed 2001-11-14
CIK 722079

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

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to____

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2001, the following shares of the registrant's stock were outstanding:

        Common Shares, without par value             76,440,540 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

                              TERRA INDUSTRIES INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                   (unaudited)

                                                             September 30,          December 31,        September 30,
                                                                 2001                   2000                2000
                                                             --------------        ---------------     -------------
ASSETS
Cash and short-term investments                             $      44,132          $    101,425        $     101,916
Accounts receivable, less allowance for
 doubtful accounts of $879, $889, $443                             97,947               107,299              119,184
Inventories                                                       123,627               101,526               92,865
Other current assets                                               32,414                17,448               21,633
--------------------------------------------------------------------------------------------------------------------
Total current assets                                              298,120               327,698              335,598
--------------------------------------------------------------------------------------------------------------------
Equity and other investments                                        2,412                 1,865                2,370
Property, plant and equipment, net                                849,188               902,801              919,258
Excess of cost over net assets of acquired businesses             211,098               231,372              235,924
Other assets                                                       37,547                48,816               54,466
--------------------------------------------------------------------------------------------------------------------
Total assets                                                $   1,398,365         $   1,512,552        $   1,547,616
====================================================================================================================

LIABILITIES
Debt due within one year                                    $       5,108         $       5,546        $       5,968
Accounts payable                                                   73,742                62,820               89,851
Accrued and other liabilities                                      53,435                60,324               54,707
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                         132,285               128,690              150,526
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                    453,921               467,808              469,101
Deferred income taxes                                             121,537               156,475              163,323
Other liabilities                                                  50,115                43,508               50,197
Minority interest                                                  98,947               105,274              108,629
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                 856,805               901,755              941,776
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
Common Shares, authorized 133,500 shares;
     outstanding 76,441, 75,885 and 75,989 shares                 128,363               128,283              127,890
Paid-in capital                                                   554,850               554,750              552,903
Accumulated other comprehensive loss                              (66,571)              (48,115)             (46,763)
Retained deficit                                                  (75,082)              (24,121)             (28,190)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                        541,560               610,797              605,840
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $    1,398,365         $   1,512,552        $   1,547,616
====================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               2

                              TERRA INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                   (unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                            2001           2000                2001            2000
                                                       --------------  -------------      --------------  -------------
REVENUES
Net sales                                               $   237,224     $   263,175         $   802,076    $   785,169
Other income, net                                               481           1,934               1,001          5,960
------------------------------------------------------------------------------------------------------------------------
Total revenues                                              237,705         265,109             803,077        791,129
------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                               255,783         228,690             803,611        727,685
Selling, general and administrative expense                   8,394           9,410              26,254         34,323
Product claim costs                                              --              --              14,023             --
Equity in earnings of unconsolidated
   affiliates                                                  (264)           (248)               (547)          (548)
------------------------------------------------------------------------------------------------------------------------
                                                            263,913         237,852             843,341        761,460
------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                               (26,208)         27,257             (40,264)        29,669
Insurance settlement costs                                       --            (879)                 --         (5,529)
Interest income                                                 977           1,231               2,852          2,090
Interest expense                                            (12,034)        (12,981)            (37,857)       (38,684)
Minority interest                                             2,785            (985)              2,468         (5,360)
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           (34,480)         13,643             (72,801)       (17,814)
Income tax provision (benefit)                              (10,344)          7,447             (21,840)        (3,563)
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                       $   (24,136)    $     6,196         $   (50,961)   $   (14,251)
========================================================================================================================

Basic and diluted income (loss) per share               $     (0.32)    $       .08         $    (0.68)    $     (0.19)
========================================================================================================================

Basic weighted average shares outstanding                    75,175          74,704              75,033         74,761
Diluted weighted average shares outstanding                  75,175          75,995              75,033         74,761
========================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               3

                              TERRA INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                            ---------------------------------------
                                                                                 2001                     2000
                                                                            -------------             -------------
OPERATING ACTIVITIES
Net loss from operations                                                    $    (50,961)             $     (14,251)
Adjustments to reconcile net loss from
 operations to net cash flows from operating activities:
     Depreciation and amortization                                                84,870                     86,147
     Deferred income taxes                                                       (31,080)                    13,576
     Minority interest in earnings                                                (2,470)                     5,359
Changes in current assets and liabilities:
     Accounts receivable                                                           8,221                    (20,704)
     Inventories                                                                 (23,652)                    37,461
     Other current assets                                                        (16,388)                     9,982
     Accounts payable                                                             11,847                      2,439
     Accrued and other liabilities                                               (11,550)                     7,705
     Other                                                                         9,022                       (548)
-------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                         (22,141)                   127,166
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                        (11,136)                   (11,019)
Other items                                                                       (5,887)                    (5,932)
--------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                         (17,023)                   (16,951)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net changes in short-term borrowings                                                  --                     (6,000)
Principal payments on long-term debt                                             (14,325)                    (5,392)
Stock issuance-net                                                                   180                         --
Repurchases of TNCLP common units                                                 (1,671)                        --
Distributions to minority interests                                               (2,028)                        --
Deferred financing costs                                                              --                     (6,697)
Other                                                                                 --                         --
-------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                         (17,844)                   (18,089)
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                             (285)                        --
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) to cash and short-term investments                           (57,293)                    92,126
Cash and short-term investments at beginning of period                           101,425                      9,790
-------------------------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                            $     44,132              $     101,916
===================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               4

                              TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED September 30, 2001 AND 2000
                                 (in thousands)
                                   (unaudited)


                                                                              Accumulated
                                                                                 Other
                                                       Capital      Paid-In   Comprehensive      Retained
                                                        Stock       Capital       Loss            Deficit          Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                        $   128,283   $   554,750   $   (48,115)     $   (24,121)  $    610,797

     Comprehensive loss:
         Net loss                                          --            --           --           (50,961)       (50,961)
         Foreign currency
           translation adjustment                          --            --       (12,343)             --         (12,343)
         Cumulative effect of change in
           accounting for derivative
           financial instruments                           --            --        31,400              --          31,400
         Income tax effect of change
           in accounting                                   --            --       (10,990)             --         (10,990)
         Change in fair value of derivatives,
           net of income taxes                             --            --       (26,523)             --         (26,523)
                                                                                                                  --------
         Comprehensive loss                                                                                       (69,417)
         Exercise of stock options                         80           100            --              --             180
--------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                     $   128,363   $   554,850   $   (66,571)     $   (75,082)  $    541,560
==========================================================================================================================

                                                                                 Accumulated
                                                                                    Other
                                                       Capital      Paid-In     Comprehensive    Retained
                                                        Stock       Capital         Loss          Deficit        Total
--------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2000                        $   127,890   $   552,903   $    (9,852)     $   (13,939)  $    657,002

     Comprehensive loss:
         Net loss                                          --            --            --          (14,251)       (14,251)
         Foreign currency
           translation adjustment                          --            --       (36,911)              --        (36,911)
                                                                                                                  --------
     Comprehensive loss                                                                                           (51,162)

--------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                     $   127,890   $   552,903   $   (46,763)     $   (28,190)  $    605,840
============================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               5

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

     Inventories consisted of the following:

                                  September 30,        December 31,         September 30,
     (in thousands)                   2001                 2000                 2000
     -------------------------------------------------------------------------------------
     Raw materials              $     28,696         $      24,085        $     26,963
     Supplies                         21,587                20,918              20,952
     Finished goods                   73,344                56,523              44,950
     -------------------------------------------------------------------------------------
     Total                      $    123,627         $     101,526        $     92,865
     =====================================================================================

2. On July 13, 2001, a British court found Terra Nitrogen (U.K.) Ltd. liable for damages associated with recalls of carbonated beverages containing CO2 tainted with benzene, plus interest and attorney fees. In addition, there are two similar cases awaiting trial and certain other beverage manufacturers have indicated their intention to file claims for unspecified amounts. Management estimates total claims against Terra from these lawsuits may be (pound)10 million, or $14 million. Terra has established reserves to cover estimated losses.

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

3. Natural gas is the principal raw material used in Terra's production of nitrogen products and methanol. Terra enters into forward pricing arrangements for natural gas provided that such arrangements would not result in costs greater than expected selling prices for nitrogen products and methanol. Terra's normal natural gas procurement policy is to effectively fix or cap the price of between 25% and 80% of its natural gas requirements for a one-year period and up to 50% of its natural gas requirements for the subsequent two-year period through supply contracts, financial derivatives and other forward pricing techniques. In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods to recover the increases to gas costs, Terra amended its policy and eliminated the minimum hedge requirement through the end of 2001. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra's facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     Terra has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2001 and part of 2002, consistent with its policy. As a result of its policies, Terra has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, Terra will incur higher costs. Contracts were in place at September 30, 2001 to cover 16% of natural gas requirements for the succeeding twelve months. The September 30, 2001 contracts covered 12% of Terra's expected North American natural gas requirements and 36% of its expected U.K. natural gas requirements.

     Unrealized losses from forward pricing positions in North America totaled $1.3 million as of September 30, 2001. In addition, Terra had purchase commitments for natural gas in the U.K. at prices $5.8 million lower than September 30, 2001 forward markets. The amount ultimately recognized by Terra will be dependent on published prices in effect at the time of settlement. Terra also had $4.2 million of realized losses on closed North America contracts relating to future periods that have been deferred to the respective period.

4. On April 29, 2001, Terra's Canadian facility was shut down due to a mechanical outage, resulting in a $4 million charge to second quarter earnings. Insurance proceeds for business interruption claims associated with the outage will be reported as income when received.

     On June 10, 2001, Terra suspended production of ammonia and urea at its Blytheville, Arkansas plant due to its inability to generate cash flow under existing price and cost conditions. The restart of production at that facility began on October 1, 2001.

5. Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative instruments, whether designated in hedging relationships or not, be recorded in the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Terra has designated its natural gas derivative instruments as cash flow hedges. The effective portion of the cash flow hedge is deferred in OCI until the natural gas it relates to is used in production which is then reclassified from OCI to earnings.

     On January 1, 2001 Terra adopted SFAS 133 which resulted in a cumulative $23.3 million increase to current assets, a $9.2 million reduction to current liabilities, a $1.1 million increase in long-term debt and a $31.4 million increase, before deferred taxes of $11.0 million, to accumulated OCI, which reflected the effective portion of the derivatives designated as cash flow hedges. The increase to current assets was to recognize the value of open natural gas contracts, the reduction to current liabilities was to reclassify deferred gains on closed contracts relating to future periods and the increase to long-term debt related to interest rate hedges. The changes in the components of accumulated OCI during the three months ended September 30, 2001 follow:

                                       Net Unrealized                             Unrealized Gain
                                          Gain (Loss)          Realized Gain            (Loss) on
                                       on Natural Gas     (Loss) Deferred to        Interest Rate       Accumulated
(in thousands)                       Hedging Activity         Future Periods                Hedge               OCI
---------------------------------------------------------------------------------------------------------------------
Balance June 31, 2001                     $    (6,341)           $    (3,338)        $     (2,535)      $   (12,214)

Net unrealized gain (loss)
     arising during period                     (3,756)                (4,838)              (2,568)          (11,162)
Transfer net loss realized
     to production costs
     and interest expense                       8,820                  3,338                  874            13,032
---------------------------------------------------------------------------------------------------------------------
Balance September 30, 2001                     (1,277)                (4,838)              (4,229)          (10,344)

Deferred Tax Effect                               764                  1,860                1,607             4,231
---------------------------------------------------------------------------------------------------------------------
Balance Net of Tax September 30, 2001     $      (513)           $    (2,978)        $     (2,622)      $    (6,113)
=====================================================================================================================

      In addition to the $4.2 million of realized losses on closed North American gas contracts, the company had $0.6 million of losses related to fertilizer swaps at September 30, 2001.

6. Terra classifies its continuing operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether
      (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:

                                                     Three Months Ended                     Nine Months Ended
                                                        September 30                          September 30
                                                ------------------------------      ------------------------------
(in thousands)                                       2001               2000              2001             2000
------------------------------------------------------------------------------------------------------------------
Revenues - Nitrogen Products                    $    209,224      $    220,465       $   661,065     $     688,174
         - Methanol                                   28,000            42,710           141,011            96,995
         - Other                                         481             1,934             1,001             5,960
------------------------------------------------------------------------------------------------------------------
Total revenues                                  $    237,705      $    265,109       $   803,077     $     791,129
==================================================================================================================
Income (loss) from operations
         - Nitrogen Products                    $    (21,328)     $     17,506       $   (35,176)    $      19,318
         - Methanol                                   (5,109)            9,974            (6,082)            9,561
         - Other                                         229              (223)              994               790
------------------------------------------------------------------------------------------------------------------
   Total income (loss) from operations          $    (26,208)     $     27,257       $   (40,264)    $      29,669
==================================================================================================================

7. In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for Terra beginning on January 1, 2002. The historical impact of not amortizing goodwill (and other intangible assets with indefinite lives) would have been to decrease the net loss for the nine months ended September 30, 2001 and 2000 by $9.9 million and $11.6 million, respectively. Terra has not yet quantified the impact resulting from the adoption of the other provisions of these standards. Such adoption could result in the write-off in the first quarter of 2002 of a substantial portion of the goodwill on Terra's balance sheet, currently classified as "Excess of cost over net assets of acquired businesses."

      In July 2001, the Financial Accounting Standards Board voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS
      143). This standard requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for the Company's fiscal year 2003. The Company has not yet quantified the impact, if any, arising from adoption of this standard.

      In August 2001, the Financial Accounting Standards Board voted to issue Statement No. 144, "Accounting for the Impairment of Long-lived Assets" (FAS 144). This standard requires the Company to recognize an impairment loss if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value and is effective for the Company's fiscal year 2002. The Company has not yet quantified the impact, if any, arising from adoption of this standard.

8. On October 10, 2001, Terra Capital, Inc., a wholly owned subsidiary of Terra Industries Inc., issued $200 million of 12.875% Senior Secured Notes due in 2008. The notes were priced at 99.43% to yield 13%. The estimated fees and expenses of the transaction total $11 million. The proceeds will be used to repay existing debt. The notes are secured by a first priority interest in ownership or leasehold interest in substantially all real property, machinery and equipment owned or leased by Terra Capital and the guaranteeing subsidiaries, the limited partnership's interest in Terra Nitrogen Company, L.P. owned by Terra Capital and the guaranteeing subsidiaries, and certain intercompany notes issued to Terra Capital by non-guaranteeing subsidiaries.

      Concurrent with note issuance, Terra Industries Inc. entered into an amended and restated revolving credit facility that increased the commitments under the revolving credit facility from $115.6 million to $175 million, and extended the revolving credit facility from January 2, 2003 to June 30, 2005. The revolving credit facility is secured by substantially all of the assets of Terra Industries Inc. and its subsidiaries other than the assets constituting collateral for the notes. Borrowings under the revolving credit facility will bear interest at a floating rate, which can be either a base rate, or, at the company's option, a LIBOR rate. The base rate is the highest of 1) Citibank, N.A.'s base rate 2) the federal funds effective rate, plus one-half percent (0.50%) per annum or 3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The initial applicable margin for base rate loans and LIBOR loans are 1.75% and 2.75%, respectively.

      The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

      The company will be required to recognize an extraordinary loss of approximately $2.0 million in the fourth quarter of 2001 in connection with the early extinguishment of debt.


Condensed Consolidating Statement of Financial Position for the nine months ended September 30, 2001:

                                                             Guarantor   Non-Guarantor
(in thousands)                         Parent       TCAPI   Subsidiaries  Subsidiaries   Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------
Assets
   Cash                          $         --  $   (3,391)  $     45,607   $    1,916    $         --   $      44,132
   Accounts Receivable                     --          --         34,939       63,008              --          97,947
   Inventories                             --          --         35,417       88,210              --         123,627
   Other current assets                 5,568       4,215          6,871       25,777         (10,017)         32,414
----------------------------------------------------------------------------------------------------------------------
   Total current assets                 5,568         824        122,834      178,911         (10,017)        298,120
----------------------------------------------------------------------------------------------------------------------
   Property, plant and
     equipment, net                        --          --        448,789      403,138          (2,739)        849,188
   Excess of cost over net assets
     of acquired businesses                --          --        194,391       16,707              --         211,098
   Investments in and advanced
     to (from) affiliates           1,064,912     444,106      1,285,567      240,188      (3,034,773)             --
   Other assets                           775       7,005          7,233       24,592             354          39,959
----------------------------------------------------------------------------------------------------------------------
   Total assets                  $  1,071,255  $  451,935   $  2,058,814   $  863,536    $ (3,047,175)  $   1,398,365
======================================================================================================================

Liabilities
   Debt due within one year      $         --  $       --   $         47   $    5,061    $         --   $       5,108
   Accounts payable                        --       3,773         17,227       56,540          (3,798)         73,742
   Accrued and other liabilities       14,675         629         19,271        7,873          10,987          53,435
----------------------------------------------------------------------------------------------------------------------
   Total current liabilities           14,675       4,402         36,545       69,474           7,189         132,285
----------------------------------------------------------------------------------------------------------------------
   Long-term debt                     358,755          --            947       94,219              --         453,921
   Deferred income taxes              134,882       9,682         (4,232)        (121)        (18,674)        121,537
   Other liabilities                   21,383      13,841            510       13,454             927          50,115
   Minority interest                       --      19,394         79,553           --              --          98,947
----------------------------------------------------------------------------------------------------------------------
   Total liabilities                  529,695      47,319        113,323      177,026         (10,558)        856,805
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock                       128,363          --             73       49,709         (49,782)        128,363
   Paid in capital                    554,850     150,218      1,856,742      918,886      (2,925,846)        554,850
   Accumulated other
     comprehensive loss               (66,571)    (66,571)         2,204      (69,543)        133,910         (66,571)
   Retained earnings (deficit)        (75,082)    320,969         86,472     (212,542)       (194,899)        (75,082)
----------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity         541,560     404,616      1,945,491      686,510      (3,036,617)        541,560
----------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     stockholders equity         $  1,071,255  $  451,935   $  2,058,814   $  863,536    $ (3,047,175)  $   1,398,365
======================================================================================================================

Condensed Consolidating Statement of Operations for the three months ended September 30, 2001:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries  Subsidiaries  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                     $       --  $       --    $   99,062    $  138,086    $       76      $ 237,224
   Other income, net                     (2)         --           429           129           (75)           481
-----------------------------------------------------------------------------------------------------------------
                                         (2)         --        99,491       138,215             1        237,705
-----------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                         --          --       108,905       132,841        14,037        255,783
   Selling, general and
     administrative expenses            750         695         7,235        13,844       (14,130)         8,394
   Equity in the (earnings) loss
     of subsidiaries                 24,639      23,204         4,395        11,020       (63,522)          (264)
-----------------------------------------------------------------------------------------------------------------
                                     25,389      23,899       120,535       157,705       (63,615)       263,913
-----------------------------------------------------------------------------------------------------------------
   Income (loss) from operations    (25,391)    (23,899)      (21,044)      (19,490)       63,616        (26,208)
   Interest income                       28         428         1,628           511        (1,618)           977
   Interest expense                  (9,142)     (1,714)          (12)       (2,780)        1,614        (12,034)
   Minority interest                     --         546         2,239            --            --          2,785
-----------------------------------------------------------------------------------------------------------------
   Income (loss) before
     income taxes                   (34,505)    (24,639)      (17,189)      (21,759)       63,612        (34,480)
   Income tax provision (benefit)   (10,369)         --            --            25            --        (10,344)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                $  (24,136) $  (24,639)   $  (17,189)   $  (21,784)   $   63,612      $ (24,136)
=================================================================================================================

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2001:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                     $       --  $       --    $  328,408    $  473,592    $       76      $ 802,076
   Other income, net                     (2)         --         1,369          (291)          (75)         1,001
-----------------------------------------------------------------------------------------------------------------
                                         (2)         --       329,777       473,301             1        803,077
-----------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                         --          --       343,802       445,772        14,037        803,611
   Selling, general and
     administrative expenses          1,827       2,804        19,087        16,666       (14,130)        26,254
   Product claim costs                   --          --            --        14,023            --         14,023
   Equity in the (earnings) loss
     of subsidiaries                 39,757      36,736        (3,436)        9,453       (83,057)          (547)
-----------------------------------------------------------------------------------------------------------------
                                     41,584      39,540       359,453       485,914       (83,150)       843,341
-----------------------------------------------------------------------------------------------------------------
   Income (loss) from operations    (41,586)    (39,540)      (29,676)      (12,613)       83,151        (40,264)
   Interest income                       69       2,085         5,861           511        (5,674)         2,852
   Interest expense                 (29,326)     (2,786)         (147)      (11,268)        5,670        (37,857)
   Minority interest                     --         484         1,984            --            --          2,468
-----------------------------------------------------------------------------------------------------------------
   Income (loss) before
     income taxes                   (70,843)    (39,757)      (21,978)      (23,370)       83,147        (72,801)
   Income tax provision (benefit)   (19,882)         --            --        (1,958)           --        (21,840)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                $  (50,961) $  (39,757)   $  (21,978)   $  (21,412)   $   83,147      $ (50,961)
==================================================================================================================

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2001:

                                                                 Guarantor   Non-Guarantor
(in thousands)                             Parent       TCAPI   Subsidiaries Subsidiaries   Eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                   $  (50,961) $  (39,757)   $  (21,978)   $  (21,412)   $    83,147     $ (50,961)
   Adjustments to reconcile net
     loss to net cash flows from
     operating activities:
   Depreciation and amortization               --       2,779        50,911        31,180             --        84,870
   Deferred income taxes                  (15,839)     (7,500)       (4,232)       (4,076)           567       (31,080)
   Minority interest in earnings               --        (484)       (1,984)           --             (2)       (2,470)
   Equity in earnings (loss)
     of subsidiaries                       39,758      36,736        (3,436)        9,453        (82,511)           --
   Change in operating assets
     and liabilities                        7,776      (5,393)      (16,404)       (5,466)       (12,035)      (31,522)
   Other                                       --          --            --            --          9,022         9,022
-------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Operating Activities                   (19,266)    (13,619)        2,877         9,679         (1,812)      (22,141)
-------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of property,
     plant and equipment                       --          --        (2,272)       (8,864)            --       (11,136)
   Other                                       --          --            --            --         (5,887)       (5,887)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Investing Activities                        --          --        (2,272)       (8,864)        (5,887)      (17,023)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Principal payments on
     long-term debt                            --          --        (7,980)       (6,345)            --       (14,325)
   Change in investments and
     advances from (to) affiliates         19,013     (60,259)       46,283       (14,424)         9,387            --
   Stock (repurchase) issuance - net          180          --            --            --             --           180
   Distributions to minority inte rests        --        (337)       (1,691)           --             --        (2,028)
   Repurchase of TNLP
     common units                              --      (1,671)           --            --             --        (1,671)
   Other                                       73      (4,464)       (3,454)        9,249         (1,404)           --
-------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Financing Activities                    19,266     (66,731)       33,158       (11,520)         7,983       (17,844)
-------------------------------------------------------------------------------------------------------------------------
Effect of Foreign Exchange
   Rate on Cash                                --          --            --            --           (285)         (285)
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in Cash
   and Short-term Investments                  --     (80,350)       33,763       (10,705)            (1)      (57,293)
-------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   at Beginning of Year                        --      76,959        11,844        12,622             --       101,425
-------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   At End of Year                      $       --    $ (3,391)   $   45,607    $    1,917    $        (1)  $    44,132
=========================================================================================================================

Condensed Consolidating Statement of Financial Position for the nine months ended September 30, 2000:

                                                                 Guarantor   Non-Guarantor
(in thousands)                          Parent       TCAPI     Subsidiaries   Subsidiaries  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------
Assets
   Cash                              $        50  $    88,620   $       305    $    12,941   $        --   $   101,916
   Accounts Receivable                        --          (51)       45,262         73,973            --       119,184
   Inventories                                --           --        27,212         65,653            --        92,865
   Other current assets                    5,164        4,434        25,364         16,241       (29,570)       21,633
-----------------------------------------------------------------------------------------------------------------------
   Total current assets                    5,214       93,003        98,143        168,808       (29,570)      335,598
-----------------------------------------------------------------------------------------------------------------------
   Property, plant and
     equipment, net                           37        4,077       494,270        429,374        (8,500)      919,258
   Excess of cost over net assets
     of acquired businesses                   --           --       212,072         23,852            --       235,924
   Investments in and advanced
     to (from) affiliates              1,081,528      479,972     1,228,712        308,131    (3,098,343)           --
   Other assets                            5,745        6,466         9,810         33,685         1,130        56,836
-----------------------------------------------------------------------------------------------------------------------
   Total assets                      $ 1,092,524  $   583,518   $ 2,043,007    $   963,850   $(3,135,283)  $ 1,547,616
=======================================================================================================================

Liabilities
   Debt due within one year          $        --  $        --   $       544    $     5,424   $        --   $     5,968
   Accounts payable                           --        5,083        28,339         56,429            --        89,851
   Accrued and other liabilities           4,723        3,595        26,653         19,736            --        54,707
-----------------------------------------------------------------------------------------------------------------------
   Total current liabilities               4,723        8,678        55,536         81,589            --       150,526
-----------------------------------------------------------------------------------------------------------------------
   Long-term debt                        358,755           --         8,471        101,875            --       469,101
   Deferred income taxes                  96,159       99,435            48            836       (33,155)      163,323
   Other liabilities                      27,047       13,255         5,522          4,431           (58)       50,197
   Minority interest                          --       18,032        91,486             --          (889)      108,629
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities                     486,684      139,400       161,063        188,731       (34,102)      941,776
-----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock                          127,890           --            73         50,586       (50,659)      127,890
   Paid in capital                       552,903      150,218     1,798,969        917,735    (2,866,922)      552,903
   Accumulated other
     comprehensive loss                  (46,763)     (46,763)           --        (41,208)       87,971       (46,763)
   Retained earnings (deficit)           (28,190)     340,663        82,902       (151,994)     (271,571)      (28,190)
-----------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity            605,840      444,118     1,881,944        775,119    (3,101,181)      605,840
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     stockholders equity             $ 1,092,524  $   583,518   $ 2,043,007    $   963,850   $(3,135,283)  $ 1,547,616
=======================================================================================================================

Condensed Consolidating Statement of Operations for the three months ended September 30, 2000:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries  Subsidiaries  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                     $       --    $     --    $  117,303    $  150,368    $   (4,496)  $    263,175
   Other income, net                     --          --         1,465         1,936        (1,467)         1,934
------------------------------------------------------------------------------------------------------------------
                                         --          --       118,768       152,304        (5,963)       265,109
------------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                         --          --       107,558       126,412        (5,280)       228,690
   Selling, general and
     administrative expenses            247         963         4,892         3,990          (682)         9,410
   Equity in the (earnings) loss
     of subsidiaries                (14,426)    (14,541)      (16,269)       (3,847)       48,835           (248)
-----------------------------------------------------------------------------------------------------------------
                                    (14,179)    (13,578)       96,181       126,555        42,873        237,852
------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations     14,179      13,578        22,587        25,749       (48,836)        27,257
   Insurance settlement costs            --          --          (879)           --            --           (879)
   Interest income                       (6)      1,260         3,612         8,023       (11,658)         1,231
   Interest expense                 (10,791)       (248)         (160)      (13,439)       11,657        (12,981)
   Minority interest                     --        (164)         (823)           --             2           (985)
-----------------------------------------------------------------------------------------------------------------
   Income (loss) before
     income taxes                     3,382      14,426        24,337        20,333       (48,835)        13,643
   Income tax provision (benefit)    (2,814)         --         5,885         4,376            --          7,447
------------------------------------------------------------------------------------------------------------------
Net income (loss)                $    6,196    $ 14,426    $   18,452    $   15,957    $  (48,835)  $      6,196
==================================================================================================================

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2000:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries  Subsidiaries  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                     $       --    $     --    $  291,904    $  497,217    $   (3,952)  $    785,169
   Other income, net                     --         401         3,662         3,908        (2,011)         5,960
------------------------------------------------------------------------------------------------------------------
                                         --         401       295,566       501,125        (5,963)       791,129
------------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                         --          --       291,236       441,729        (5,280)       727,685
   Selling, general and
     administrative expenses            553         790        20,626        13,036          (682)        34,323
   Equity in the (earnings)
     loss of subsidiaries              (959)        457       (30,897)      (20,140)       50,991           (548)
------------------------------------------------------------------------------------------------------------------
                                       (406)      1,247       280,965       434,625        45,029        761,460
------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations        406        (846)       14,601        66,500       (50,992)        29,669
   Insurance settlement costs            --          --        (5,529)           --            --         (5,529)
   Interest income                       --       3,249        10,233           266       (11,658)         2,090
   Interest expense                 (31,245)       (554)         (635)      (17,907)       11,657        (38,684)
   Minority interest                     --        (890)       (4,472)           --             2         (5,360)
-----------------------------------------------------------------------------------------------------------------
   Income (loss) before
     income taxes                   (30,839)        959        14,198        48,859       (50,991)       (17,814)
   Income tax provision (benefit)   (16,588)         --        10,660         2,365            --         (3,563)
------------------------------------------------------------------------------------------------------------------
Net income (loss)                $  (14,251)     $  959    $    3,538    $   46,494    $  (50,991)  $    (14,251)
==================================================================================================================

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2000:

                                                                 Guarantor   Non-Guarantor
(in thousands)                         Parent         TCAPI    Subsidiaries  Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                  $ (14,251)    $     959     $   3,538     $  46,494     $ (50,991)    $ (14,251)
   Adjustments to reconcile net
     loss to net cash flows from
     operating activities:
   Depreciation and amortization             --         1,790        47,915        36,442            --        86,147
   Deferred income taxes                  7,451        24,925           140           (27)      (18,913)       13,576
   Minority interest in earnings             --           890         4,472            --            (3)        5,359
   Equity in earnings (loss)
     of subsidiaries                        959          (457)       30,897        20,140       (51,539)           --
   Change in operating assets
     and liabilities                      8,325       (33,879)       24,809        50,825       (13,197)       36,883
   Other                                     --            --            --            --          (548)         (548)
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Operating Activities                   2,484        (5,772)      111,771       153,874      (135,191)      127,166
----------------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of property,
     plant and equipment                     --            --        (5,752)       (5,267)           --       (11,019)
   Other                                     --            --            --            --        (5,932)       (5,932)
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Investing Activities                      --            --        (5,752)       (5,267)       (5,932)      (16,951)
----------------------------------------------------------------------------------------------------------------------
Financing Activities
   Net short-term borrowings
     (repayments)                            --        (6,000)           --            --            --        (6,000)
   Principal payments on
     long-term debt                          --            --        (2,452)       (2,940)           --        (5,392)
   Change in investments and
     advances from (to) affiliates       (3,659)      112,542      (133,024)     (137,388)      161,529            --
   Deferred financing costs                  --        (6,697)           --            --            --        (6,697)
   Other                                  1,217        (5,636)        1,309        23,516       (20,406)           --
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Financing Activities                  (2,442)       94,209      (134,167)     (116,812)      141,123       (18,089)
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in Cash
   and Short-term Investments                42        88,437       (28,148)       31,795            --        92,126
----------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   at Beginning of Year                       8           183        28,453       (18,854)           --         9,790
----------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   At End of Year                     $      50     $  88,620     $     305     $  12,941     $      --     $ 101,916
======================================================================================================================

                                                                              15

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH
QUARTER ENDED SEPTEMBER 30, 2000

Consolidated Results

Terra reported a net loss of $24.1 million for the 2001 third quarter compared with net income of $6.2 million in 2000. The increase in the 2001 loss was primarily related to decreased operating income as the result of lower sales prices.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced at Terra's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended September 30, 2001 and 2000 follow:

(in thousands)                                                                   2001                     2000
---------------------------------------------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                                        $     209,224             $     220,465
Methanol                                                                        28,000                    42,710
Other                                                                              481                     1,934
---------------------------------------------------------------------------------------------------------------------
                                                                         $     237,705             $     265,109
=====================================================================================================================

OPERATING INCOME (LOSS):

Nitrogen Products                                                        $     (21,328)            $      17,506
Methanol                                                                        (5,109)                    9,974
Other income - net                                                                 229                      (223)
---------------------------------------------------------------------------------------------------------------------
                                                                         $     (26,208)            $      27,257
=====================================================================================================================

Nitrogen Products

Volumes and prices for the three-month periods ended September 30, 2001 and 2000 follow:

VOLUMES AND PRICES

                                                          2001                                    2000
---------------------------------------------------------------------------------------------------------------------
                                                  Sales            Average                Sales           Average
(quantities in thousands of tons)                Volumes         Unit Price              Volumes        Unit Price
---------------------------------------------------------------------------------------------------------------------
Ammonia                                                315      $       154                   311       $       175
Nitrogen solutions                                     989               80                   887                87
Urea                                                    65              128                    69               149
Ammonium nitrate                                       257              124                   283               128
---------------------------------------------------------------------------------------------------------------------

                                                                              16

Nitrogen products segment revenues declined $11.2 million to $209.2 million in the 2001 third quarter compared with $220.4 million in the 2000 third quarter. Lower sales prices reduced 2001 revenues $16 million primarily as the result of an over supply of nitrogen products in most of Terra's North American markets. This situation was caused by fewer planted acres of corn, wheat and other agricultural products and reduced application rates because of low grain prices. Some of the revenue shortfall from lower sales prices was offset by higher 2001 volumes as compared to last year's third quarter.

The nitrogen products segment had an operating loss of $21.3 million for the third quarter of 2001 compared with operating income of $17.5 million for the 2000 third quarter. Lower sales prices reduced 2001 operating income by $16 million from last year. Natural gas costs were lower than during the 2000 third quarter as unit costs, net of forward pricing gains and losses, decreased to $3.11/MMBtu, during the 2001 third quarter compared to $3.15/MMBtu during the same 2000 period. Third quarter 2001 natural gas costs for the nitrogen products segment were $5.2 million higher than spot prices as a result of Terra's forward price contracts.

Methanol

For the three months ended September 30, 2001 and 2000 the Methanol segment had revenues of $28.0 million and $42.7 million, respectively. Sales volumes decreased 5% from prior year levels and selling prices decreased from $.62/gallon in 2000 to $.43/gallon in 2001.

The methanol segment had an operating loss of $5.1 million for the 2001 third quarter compared to operating income of $10.0 million for the 2000 third quarter. The decrease in the operating income was due primarily to lower prices which reduced 2001 earnings by $12.3 million. Lower sales volumes and higher operating costs than during last year's third quarter also reduced operating income. These factors were partially offset by lower natural gas costs which, net of forward pricing gains and losses, averaged $3.31/MMBtu, during the 2001 third quarter compared to $3.50/MMBtu during the 2000 period. As a result of forward pricing contracts, third quarter 2001 natural gas costs for the methanol segment were $3.1 million higher than spot prices.

Other Income - Net

Terra had other operating income of $0.2 million in the 2001 third quarter compared to an other operating loss of $0.2 million in the 2000 third quarter.

Insurance Settlement Costs

During the 2000 third quarter, Terra incurred $0.9 million of legal and other professional fees in connection with a lawsuit to recover costs from the 1994 explosion at Terra's Port Neal facility. These expenses were related to the insurance recovery gain reported in Terra's 1997 financial statements and, consequently, have been excluded from the determination of 2000 operating income.

Interest Expense - Net

Interest expense, net of interest income, totaled $11.1 million during the 2001 third quarter compared with $11.8 million for the prior year period.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest credits of $2.8 million were recorded for the 2001 third quarter as the result of TNCLP losses, which were included in their entirety in consolidated operating results. The decreased charge as compared to the 2000 second quarter reflected lower nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the third quarter 2001 were recorded at an effective tax rate of 30%, Terra's estimated annual effective tax rate.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated Results

Terra reported a net loss of $51.0 million for the nine months ended September 30, 2001 with a net loss of $14.3 million in 2000. The increase in the 2001 loss was primarily related to decreased operating income as the result of higher natural gas costs, lower sales volumes, and product recall costs, partially offset by higher product prices.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced at Terra's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the nine-month periods ended September 30, 2001 and 2000 follows:

(in thousands)                                                        2001                     2000
-------------------------------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                             $     661,065             $     688,174
Methanol                                                            141,011                    96,995
Other                                                                 1,001                     5,960
-------------------------------------------------------------------------------------------------------
                                                              $     803,077             $     791,129
=======================================================================================================

OPERATING INCOME (LOSS):
Nitrogen Products, before product claim costs                 $     (21,153)            $      19,318
Less:  product claim costs                                          (14,023)                       --
-------------------------------------------------------------------------------------------------------
Net nitrogen products                                               (35,176)                   19,318
Methanol                                                             (6,082)                    9,561
Other income - net                                                      994                       790
-------------------------------------------------------------------------------------------------------
                                                              $     (40,264)            $      29,669
=======================================================================================================

Nitrogen Products

Volumes and prices for the nine-month periods ended September 30, 2001 and 2000 follow:

VOLUMES AND PRICES

                                                      2001                                     2000
----------------------------------------------------------------------------------------------------------------
                                              Sales            Average                Sales            Average
(quantities in thousands of tons)            Volumes         Unit Price              Volumes         Unit Price
----------------------------------------------------------------------------------------------------------------
Ammonia                                          854          $     204                 1,130        $     153
Nitrogen solutions                             2,324                108                 3,066               75
Urea                                             294                157                   353              131
Ammonium nitrate                                 490                129                   819              114
----------------------------------------------------------------------------------------------------------------

Nitrogen products segment revenues decreased $27.2 million to $661 million in the 2001 first nine months compared with $668.2 million in the 2000 first nine months. Sales volumes declined as the result of fewer planted acres of corn, wheat and other agricultural products and reduced application rates because of low grain prices and high fertilizer costs. Sales volumes of ammonium nitrate, which is the primary form of fertilizer sold by Terra in the United Kingdom, were also limited as the result of British transportation restrictions in response to the outbreak of foot and mouth disease. A substantial portion of the revenue shortfall from lower sales volumes was offset by higher 2001 prices as compared to last year's first nine months. Price increases were realized in response to lower nitrogen supplies during the 2001 first half as high natural gas costs resulted in industry-wide production curtailments since the middle of last year.

The nitrogen products segment had an operating loss of $21.2 million for the first nine months of 2001, before product claim costs, compared with operating income of $19.3 million for the 2000 first nine months. The decrease in operating income was primarily related to higher natural gas costs and reduced sales volumes, offset in part by higher selling prices. Natural gas costs increased almost $126 million over the 2000 first nine months as unit costs, net of forward pricing gains and losses, increased to $4.40/MMBtu, during the 2001 first nine months compared to $2.77/MMBtu during the same 2000 period. Natural gas costs in the 2001 first nine months were $8.3 million lower than spot prices as the result of forward price contracts.

Following the judgment of a British court, Terra Industries recorded a $14 million charge to reflect the estimated value of claims (plus interest and attorney fees) associated with recalls of beverages containing carbon dioxide tainted with benzene. In addition to the right to appeal the British court's decision, we believe we have recourse for these claims against our insurer and the previous owner of Terra Industries' U.K. operations. We will vigorously pursue our rights against these parties, but there will be no income recognition for those rights until appeals or settlements are finalized.

Methanol

For the nine months ended September 30, 2001 and 2000 the methanol segment had revenues of $141 million and $97 million. Sales volumes increased 10% from prior year levels, and selling prices increased from $.48/gallon in 2000 to $.64/gallon in 2001. Selling price increases reflect higher raw material costs and the higher volumes were the result of a decrease in domestic supplies during 2001.

The methanol segment generated a $6.1 million operating loss in the 2001 first nine months compared to a $9.6 million operating income in the 2000 first nine months. The increased operating loss reflects cost increases that outpaced the effects of higher selling prices and increased volumes. In addition, contractual and market conditions necessitated the purchase of methanol products from other producers which resulted in incrementally higher costs of approximately $14 million compared to the same period in 2000. The major cost increase was to natural gas costs which, net of forward pricing gains and losses, increased to $4.41/MMBtu, during the 2001 nine months compared to $2.92/MMBtu during the 2000 period. First nine month 2001 natural gas costs were $2.8 million lower than spot prices as a result of forward pricing contracts.

Other Income - Net

Terra had other operating income of $1.0 million in the 2001 first nine months compared to $0.8 million in the 2000 first nine months.

Insurance Settlement Costs

During the 2000 first nine months, Terra incurred $5.5 million of legal and other professional fees in connection with a lawsuit to recover costs from the 1994 explosion at Terra's Port Neal facility. Theses expenses related to the insurance recovery gain reported in Terra's 1997 financial statements and, consequently, have been excluded from the determination of 2000 operating income.

Interest Expense - Net

Interest expense, net of interest income, totaled $35.0 million during the 2001 first nine months compared with $36.6 million for the prior year period.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest credits of $2.5 million were recorded for the 2001 first nine months as the result of TNCLP losses, which were included in their entirety in consolidated operating results. The decreased charge as compared to the 2000 first nine months reflected lower nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the first nine months of 2001 were recorded at an effective tax rate of 30%, Terra's estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Terra's primary uses of funds are to fund its working capital requirements, make payments on its indebtedness and other obligations, make capital expenditures and acquisitions and fund repurchases of TNCLP common units. The principal sources of funds are cash flow from operations and borrowings under available bank facilities.

Net cash flows used in operations in the first nine months of 2001 were $22.1 million comprised of $22.5 million used by increases to net working capital balances, net of $0.4 million in operating profits after non-cash charges. Working capital increases during the 2001 second quarter are primarily related to carryover of inventory balances related to lower sales volumes experienced during the 2001 first half.

Terra funded plant and equipment expenditures of $11.1 million during the first nine months of 2001. Terra expects remaining 2001 capital expenditures to be less than $20 million consisting principally of routine equipment replacements.

Cash balance at September 30, 2001 was $44.1 million.

On October 10, 2001, Terra Capital, Inc., a wholly owned subsidiary of Terra, issued $200 million of 12.875% Senior Secured Notes due in 2008. The notes were priced at 99.43% to yield 13%. The proceeds will be used to repay existing debt. The notes are secured by a first priority interest in ownership or leasehold interest in substantially all real property, machinery and equipment owned or leased by Terra and its limited partnership interest in Terra Nitrogen Company, L.P. Pro forma sources and uses of funds at September 30, 2001 were as follows:

(in millions)
---------------------------------------------------------------------------------------------------------------
                          Sources                                                   Uses
---------------------------------------------------------------------------------------------------------------
Proceeds from issuance of senior                           Repay senior notes due 2003 including
     secured notes due 2008                 $   198.9           accrued interest of $8.5 million     $   167.3
                                                           Repay fixed asset term loan                    40.0
Reduction to cash balances                       33.8      Repay current asset term loan                  59.4
Revolving credit facility                        45.0      Fees and expenses                              11.0
---------------------------------------------------------------------------------------------------------------
     Total soures                           $   277.7           Total uses                           $   277.7
===============================================================================================================

Concurrent with note issuance, Terra amended its revolving credit facility that increased the facility to $175 million and extended its term to June 30, 2005. The amended facility requires Terra to generate operating cash flows (as defined) for the most recent twelve month period of $40 million at December 31, 2001 and March 31, 2002; $60 million due at June 30, 2002; $75 million at September 30, 2002 and $90 million at December 31, 2002 and at each quarter end thereafter. The amended revolving credit facility also allows Terra to prepay senior notes due 2005, or purchase outstanding minority interests in Terra Nitrogen Company, L.P., subject to liquidity restrictions and minimum earnings levels. The liquidity restrictions require Terra have an available borrowing base under the revolving credit facility of $125 million following any such prepayment or purchase. Minimum earnings levels require that twelve month cash flows (as defined) at the most recent quarter end exceed $125 million when the prepayment or purchase occurs. Annual prepayments or purchases are limited to the amount Terra's average available borrowing base exceeds $125 million from June 15 through July 15 of each year, or $75 million, whichever is less. No prepayment or purchases are permitted until after July 15, 2002. At September 30, 2001, Terra's available borrowing base was approximately $60 million, adjusted for the effects of the October 10, 2001 senior secured bond offering and the amended revolving credit facility.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits

                None

         (b)    Reports on Form 8-K

                Form 8-K dated October 10, 2001, announcing completion of a new $175.0 million revolving credit facility and issuance of $200.0 million of 12 7/8% Senior Secured Notes due in 2008.



                                    SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TERRA INDUSTRIES INC.



Date:  November 14, 2001               /s/ Francis G. Meyer
                                       ---------------------------------------
                                       Francis G. Meyer
                                       Senior Vice President and Chief
                                       Financial Officer and a duly authorized
                                       signatory