Form 10-K405
period 2001-12-31
TERRA INDUSTRIES INC
filed 2002-03-13
CIK 722079

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission file number: 1-8520

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

                                 --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, at January 31, 2002, was $111,718,194.

     The number of shares of Common Shares, without par value, outstanding as of March 1, 2002 was 76,472,849. -

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on April 30, 2002. Certain information therein is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                     PART I
                                     ------
Items 1 and 2.    Business and properties.........................................................................1

Item 3.           Legal proceedings..............................................................................13

Item 4.           Submission of matters to a vote of security holders............................................13

                  Executive officers of Terra....................................................................14

                                     PART II
                                     -------

Item 5.           Market for Terra's common equity and related stockholder matters...............................15

Item 6.           Selected financial data........................................................................15

Item 7.           Management's discussion and analysis of financial condition and results of operations......................................................................15

Item 7a.          Quantitative and qualitative disclosures about market risk.....................................15

Item 8.           Financial statements and supplementary data....................................................15

Item 9.           Changes in and disagreements with accountants on accounting and financial disclosure.......................................................................15

                                    PART III
                                    --------

Item 10.          Directors and executive officers of Terra......................................................16

Item 11.          Executive compensation.........................................................................16

Item 12.          Security ownership of certain beneficial owners and management.................................16

Item 13.          Certain relationships and related transactions.................................................16

                                     PART IV
                                     -------

Item 14.          Exhibits, financial statement schedules and reports on Form 8-K................................16

Signatures.......................................................................................................22

Index to financial statement schedules, reports and consents....................................................S-1

                                     Part I
                                     ------

Items 1 and 2. Business and Properties.

     Terra Industries Inc., a Maryland corporation, is referred to as "Terra," "we" or "our" throughout this report. References to Terra also include the direct and indirect subsidiaries of Terra Industries Inc. where required by the context. Subsidiaries not wholly-owned by Terra include a limited partnership, Terra Nitrogen Company, L.P., which, through its subsidiary, Terra Nitrogen, L.P., operates Terra's manufacturing facilities in Blytheville, Arkansas and Verdigris, Oklahoma. Terra is the sole general partner and the majority limited partner in Terra Nitrogen Company, L.P. Terra's principal corporate office is located at Terra Centre, 600 Fourth Street, P.O. Box 6000, Sioux City, Iowa 51102-6000 and its telephone number is (712) 277-1340.

Business Overview

     Terra is a leading North American and U.K. producer and marketer of nitrogen products serving both agricultural and industrial end-use markets. Terra is one of the largest North American producers of ammonia, the basic building block of nitrogen fertilizers. We upgrade a significant portion of the ammonia we produce into higher value products, which are easier for agricultural end-users to transport, store and apply to crops than ammonia. In addition, Terra is the largest U.S. producer of methanol. We own eight manufacturing facilities in North America and the U.K. that produce nitrogen products, two of which also produce methanol.

     Nitrogen is both a global and local commodity: global because it is both produced and traded in almost all regions of the world, local because local fertilizer customers display preferences for nitrogen in one of four basic forms based upon local conditions. The principal forms of nitrogen fertilizer products that are traded globally are ammonia (82% nitrogen by weight) and, to a lesser extent, urea (46% nitrogen by weight) and ammonium nitrate (AN), (34% nitrogen by weight). Urea ammonium nitrate (UAN) has only recently been traded in international markets. It is less likely to be traded because it has a high cost of transportation due to its high water content. Because transportation is a significant component of a customer's total cost, a key to competitiveness in the nitrogen business is to have the lowest delivered cost for the customer's product of choice in the market a producer serves, while providing a reliable source of supply on a continuous basis.

     The locations of Terra's North American production facilities provide it with a competitive advantage in serving agricultural customers in the corn belt and other major agricultural areas of the United States and Canada. Terra's U.K. facilities are able to serve competitively the entire British agricultural market. Terra's facilities have the following production capacities:

                                                          Annual Capacity
                                   ------------------------------------------------------------------
Location                           Ammonia(1)       UAN(2)          AN(3)     Urea(4)     Methanol(5)
--------                           ----------     ---------     ---------     -------     -----------
Beaumont, Texas(6) .............      255,000            --            --          --     225,000,000
Blytheville, Arkansas ..........      420,000        30,000            --     480,000              --
Port Neal, Iowa ................      370,000       810,000            --      50,000              --
Verdigris, Oklahoma ............    1,050,000     2,180,000            --          --              --
Woodward, Oklahoma(6) ..........      440,000       340,000            --      25,000      40,000,000
Courtright, Ontario ............      480,000       400,000            --     175,000              --
Severnside, U.K ................      265,000            --       500,000          --              --
Billingham, U.K.(7) ............      550,000            --       500,000          --              --
                                    ---------     ---------     ---------     -------     -----------
Total ..........................    3,830,000     3,760,000     1,000,000     730,000     265,000,000
                                    =========     =========     =========     =======     ===========

(1) Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements. Includes ammonia upgraded into other products.

(2)  Measured in tons of UAN containing 28% nitrogen by weight.

(3)  Measured in tons.

(4) Urea is sold as urea liquor from our Port Neal and Woodward facilities and as granular urea from the Blytheville and Courtright facilities. Production capacities shown are for urea sold as product in tons.

(5)  Measured in gallons.

(6) The Beaumont capacities represent the design capacity of the ammonia loop and revised capacity of the methanol plant following the loss of CO2 feedstock due to shutdown of the DuPont ammonia plant. Plant capacity for Beaumont and Woodward is dependent on the product mix (ammonia/methanol).

(7) The Billingham, England facility also produces merchant nitric acid; 2001 sales were 262,084 product tons.

     The principal customers for Terra's North American nitrogen products are national agricultural retail chains (such as ConAgra and Cargill), farm cooperatives, independent dealers and industrial customers (such as DuPont). Industrial customers use our products in the manufacture of chemicals and plastics such as acrylonitrile, polyurethanes, fibers, explosives and adhesives. Overall, agricultural customers purchased approximately 84% and industrial customers purchased approximately 16% of Terra's North American nitrogen product production in 2000 and 2001. In the U.K., revenues are split approximately evenly between agricultural and industrial customers. Terra's methanol customers are primarily large domestic chemical producers. Terra has a number of long-term methanol sales contracts.

Competitive Strengths

Leading Market Positions

     Terra has leading market positions in all of its key products. In the U.S., we are the largest producer of UAN and methanol and the second largest producer of ammonia. In the U.K., we are the largest producer of ammonia and AN. The following table shows our market positions in our principal products:

                                     % of Total      U.S.         U.K.
                                     2001 Terra      Capacity     Capacity
Product                              Revenues(1)     Position     Position
-------                              -----------     --------     --------
Ammonia .......................         22.9%           2            1
UAN ...........................         32.7%           1            *
AN ............................          8.8%           *            1
Urea ..........................          6.6%           4            *
Methanol ......................         17.3%           1            *

(1) Revenues from sales of carbon dioxide and nitrogen products, as well as industrial sales in the U.K., represented 11.7% of our total revenues for 2001.

(2) Based on our unit sales and based on total market consumption, including imports, as reported by Fertecon.

*    Terra does not compete in these markets.

Strategically Located Plants with Access to Distribution Infrastructure

     A critical element of competitiveness in the North American agricultural market is delivered cost to customers. Terra's plants located in the main agricultural areas of the United States provide Terra a significant freight cost advantage over Gulf Coast producers and importers entering through Gulf Coast ports. Four of Terra's facilities are able to provide UAN locally by truck, which offers a competitive advantage in serving agricultural customers due to the high cost of transporting UAN. The location of Terra's Port Neal, Iowa and Courtright, Ontario plants, with low cost access to nearby corn belt markets, allows these plants to be among the most efficient UAN production facilities in North America in terms of delivered cost to end-users. Terra also has access to an extensive distribution infrastructure that provides reliable and cost-effective delivery of products to customers. Our ability to serve customers within our markets is enhanced by our access to competitive multi-modal transportation, including rail systems (BNSF, Union Pacific, Canadian National,
CSX), barge, truck and pipeline systems. In addition, we have a terminal network in which we can store up to 500,000 tons of nitrogen products through over 60 terminals located close to our customers. This terminal network helps ensure customers receive our products on a timely basis.

Integrated Production of Value-Added Products

     Terra upgrades a significant portion of the ammonia it produces into higher value products, such as UAN, AN and urea. In 2001, we upgraded 61% of our ammonia production into value-added products. The demand for these value-added products has increased largely at the expense of ammonia demand, and we expect it will continue to do so. Agricultural customers increasingly prefer these products because they are easier to apply and can be mixed with other crop production products, providing significant cost and labor savings. As a result, these products generate higher revenues and margins than ammonia. By producing our own ammonia and upgrading it internally, we are able to operate our ammonia units at higher utilization rates throughout the year and reduce reliance on merchant ammonia sales. In addition, because of UAN's relatively high transportation costs due to its high water content, there is less competition from importers. Terra's Verdigris, Oklahoma facility is the second largest UAN production facility in the world.

Strong Plant Operating Efficiency

     Based on a global survey of 92 ammonia plants worldwide, Terra's five largest North American plants (including our two plants in Verdigris, Oklahoma) ranked in the top half of their peer group for the best calendar month performance in net efficiency during the four-year survey period ending in December 1998. We believe that our Port Neal, Iowa and Courtright, Ontario facilities, together representing more than 25% of our North American capacity, are among the most efficient ammonia plants in North America in terms of natural gas consumption per ton of ammonia produced. We believe we have some of the most efficient UAN plants in North America, including three of the five lowest cost plants in terms of delivered cost to end-users. In addition, we believe we are the most efficient producer of methanol in the United States, in large part as a result of an ammonia production loop at our Beaumont, Texas facility, which produces ammonia as a by-product of the methanol production process. Terra's Beaumont, Texas facility is the largest methanol facility in the U.S. Terra's ammonia facility at Woodward, Oklahoma also uses loop technology to produce methanol, providing us with operational flexibility and helping us to optimize product mix at that site. The high percentage of our sales that are made under contract also allows us to maintain high utilization rates and enhance the efficiency of our operations.

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

Company Strategies

Enhance Competitive Position Through Continued Efficiency Improvement

     Terra intends to continue to improve its competitive position in the worldwide nitrogen fertilizer industry by enhancing the operating and energy efficiency of its plants while rigorously controlling costs. We have implemented a number of cost-saving efficiency initiatives, such as our loop production processes at our Beaumont, Texas and Woodward, Oklahoma plants, in order to increase the overall efficiency and volume throughput of our plants. Since 1998, our selling, general and administrative expenses have declined by 23%. We have upgraded and will continue to upgrade our equipment and processes through prudent investment and personnel training.

Use Natural Gas Contracts to Protect Margins

     Natural gas costs in 2001 comprised approximately 53% of total costs and expenses for Terra's North American nitrogen products business, 25% of total costs and expenses for the U.K. nitrogen products business and 57% of total costs and expenses for the methanol business. It is Terra's normal practice to fix or cap the price of a substantial portion of its future natural gas requirements through supply contracts, financial derivatives and other instruments. These tools are used to lock in margins and protect against an adverse impact on margins due to increases in natural gas costs.

Pursue New Market Opportunities

     Terra will aggressively pursue new market opportunities such as those presented as a result of recent environmental regulations promoting the use of ammonia to clean airborne pollutants emitted by power generating plants. According to the McIlvaine Company, a power industry consultant, these regulations could increase the annual demand for ammonia by up to 2 million tons, or 11% of total 2000 U.S. capacity, by 2004. Terra is working with selected power producers to provide the nitrogen products, storage facilities and handling expertise they need for these purposes. Terra also sees opportunities in pursuing the use of methanol as a fuel for fuel cell-powered cars.

Maintain Leadership Position in Our Key Products

     Terra intends to maintain its leading market positions in its key markets by focusing on being a reliable, low cost producer of our products to our existing customers and by identifying new customers and end markets for its products.

Reduce Debt

     Terra's primary financial strategy is to use a significant portion of its cash flow from operations to reduce indebtedness.

Nitrogen Business Segment

     Terra is a leading producer and marketer of nitrogen products, principally fertilizers. We upgrade a significant portion of the ammonia that we produce into other nitrogen products, such as urea, AN and UAN. Ammonia, urea and UAN are the principal nitrogen products we produce and sell in North America. Terra produces and sells primarily ammonia and AN in the U.K. Other important products that we manufacture in both the U.S. and U.K. include nitric acid and carbon dioxide. These products, along with a portion of our ammonia and urea production, are used as industrial feedstocks and are independent of the agricultural market.

     Although these different nitrogen products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. Terra's plants are designed to provide the products preferred by end-users in the regions in which they are located. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of appropriate storage, handling and application equipment. Terra's nitrogen products are described in greater detail below.

Ammonia

     Ammonia is the simplest form of nitrogen fertilizer and is the feedstock for the production of other nitrogen fertilizers, including urea, AN and UAN. Ammonia is also widely used in industrial applications. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer per pound of nitrogen. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than UAN or urea because of the need for specialized application equipment and the lack of application flexibility.

Urea

     Terra produces urea for both the fertilizer and animal feed markets by converting ammonia and carbon dioxide into liquid urea, which can be further processed into a solid, granular form. Urea is also used in industrial applications. Granular urea has a nitrogen content of 46% by weight, the highest level for any solid nitrogen product. Terra produces both a granulated form of urea, generally for the fertilizer market, and urea liquor (liquid) for animal feed supplements and industrial applications.

Ammonium Nitrate

     Terra produces AN at two facilities in the U.K. AN is produced by combining nitric acid and ammonia into a liquid form which is then converted to a solid, largely for fertilizer applications. The nitrogen content of AN is 34% by weight. AN is the preferred fertilizer in the British agricultural market.

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

Manufacturing Facilities

     Terra's eight fertilizer manufacturing facilities are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of our fertilizer manufacturing facilities was 84%, 93% and 96% in 2001, 2000 and 1999, respectively. Our capacity utilization was reduced in 2000 and 2001, reflecting several plant shutdowns due to natural gas prices increasing faster than nitrogen prices.

     Terra owns all of its manufacturing facilities, unless otherwise indicated below. (See "Methanol Business Segment--Manufacturing Facilities" for a description of our Beaumont, Texas facility.)

     The Verdigris, Oklahoma facility is one of the largest UAN production facilities in North America. Located at the Verdigris, Oklahoma facility are two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Terra owns the plants, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the port terminal is scheduled to expire in April 2004, and Terra has an option to renew the lease for an additional five-year term. We also have UAN upgrading capability at our facilities in Port Neal, Iowa; Courtright, Ontario; Woodward, Oklahoma and Blytheville, Arkansas.

     Terra believes it has some of the most efficient UAN plants in North America, including three of the five lowest cost plants in terms of delivered cost to end-users. The location of our Port Neal, Iowa and Courtright, Ontario plants, with low cost access to nearby corn belt markets, allows these plants to be among the most efficient in North America as measured by delivered cost to the end-user. Because of UAN's relatively high transportation costs due to its water content, there is less competition from importers. Four of our facilities are able to provide UAN locally by truck which also offers a competitive advantage in serving agricultural customers due to the high cost of transporting UAN.

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

Marketing and Distribution

     The principal customers for Terra's North American manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. In the U.K., revenues are split approximately evenly between agricultural and industrial customers. Overall, industrial customers purchased approximately 16% of Terra's nitrogen product production in each of 2001 and 2000. At December 31, 2001, we had contracted to sell 13% of our 2002 scheduled nitrogen production at prices indexed to published sources.

     As part of the sale of our farm service centers and distribution business to the Cenex/Land O'Lakes Agronomy Company ("Cenex/Land O'Lakes") in the second quarter of 1999, Terra entered into an agreement to supply Cenex/Land O'Lakes with nitrogen fertilizer products. Under this agreement, through June 2002, Cenex/Land O'Lakes will purchase from Terra approximately the quantity of product that we supplied to both our own distribution business and to Cenex/Land O'Lakes before the sale of the distribution business. Terra sold approximately 10% and 11% of its North American production to Cenex/Land O'Lakes under this supply agreement in 2001 and 2000, respectively.

     Under an agreement with Imperial Chemical Industries ("ICI") in connection with our acquisition of ICI's U.K. fertilizer assets, Terra may make payments to ICI based on the market price obtained for AN sales by our U.K. business. Under the terms of this agreement, Terra must make a payment for any year through 2002 in which the average AN price we receive exceeds certain thresholds, up to a maximum payment of (pound)58 million in the aggregate (approximately $83.5 million). In the event Terra has suffered a material business interruption with respect to this facility for 60 days or more in a year in which ICI would be entitled to a payment above a certain amount, and this interruption is not compensated by our insurance, Terra may extend to 2003 the duration of this agreement, in which case the maximum aggregate payment will be increased to (pound)61 million (approximately $87.8 million). Because of these payments, Terra will not benefit fully from the U.K. market price of AN over certain thresholds during the term of this agreement. Terra did not make any payments to ICI under this agreement in 1999, 2000 or 2001, and we will not make any payments in 2002.

     Terra's production facilities, combined with significant storage capacity at over 60 locations throughout the major fertilizer consuming regions of the U.S. and Canada, position Terra to respond competitively to demand in our markets, a distinct advantage over imports, which face logistical challenges and higher costs in transporting product to end-users in a timely fashion.

Methanol Business Segment

Product

     Terra is the leading U.S. producer of methanol. Methanol is used as a feedstock in the production of other chemical products such as formaldehyde, acetic acid and a variety of other chemical intermediates. Another major market for methanol is as a feedstock in the production of MTBE, an oxygenate used as an additive in reformulated gasoline and as an octane enhancer in non-reformulated gasoline.

Manufacturing Facilities

     Terra has two U.S. facilities that produce methanol. Our Beaumont, Texas facility is the largest methanol production plant in the U.S., with approximately 225 million gallons of annual methanol production capacity. This plant produced 201 million, 208 million and 204 million gallons of methanol in 1999, 2000 and 2001, respectively. The Woodward, Oklahoma facility produced approximately 34 million, 36 million and 31 million gallons of methanol in 1999, 2000 and 2001, respectively, and has an annual methanol production capacity of 40 million gallons.

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

Marketing and Distribution

     Terra's methanol customers are primarily large, domestic chemical or MTBE producers. We have a number of long-term methanol sales contracts. Terra sold over 86% of our production under such contracts. At December 31, 2001, we had contracted to sell over 70% of our 2002 scheduled production at prices indexed to published sources. Most of these sales contracts cover fixed volumes and have terms of up to three years.

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

     Imports account for a significant portion of U.S. nitrogen product supply. It is estimated by Fertecon that the United States imports up to one-third of its ammonia and urea requirements. In 2000, total imports of ammonia and urea in the United States were approximately 5.6 million tons and 4.6 million tons, respectively. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions of close proximity to the point of entry for imports, primarily the Gulf Coast and East Coast of North America. Due to higher freight costs and an underdeveloped distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports. Importers' advantage increases when natural gas and ammonia prices are high, and decreases when natural gas costs and ammonia prices are low.

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

     According to Fertecon, ammonia consumption in the U.S. will increase by 2.3% annually from 2001 to 2005, from 19.7 million tons to 21.6 million tons. The mix of products used, however, is expected to change. UAN demand is expected to increase more rapidly at the expense of direct ammonia application due to its significant application flexibility and ability to be mixed with other crop production products, which provide significant cost and labor savings. U.S. UAN demand increased from 9.9 million tons in 1990 to 14.6 million tons in 2000, an increase of 48%, and is forecast to increase to 16.9 million tons in 2010, according to Fertecon .

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

     Due to the Clean Air Act of 1990, as amended, energy providers are required to reduce emissions of nitrogen oxides ("NOX"). This presents a new market opportunity for ammonia, which can be used to remove NOX from air emissions. The McIlvaine Company estimates that the ammonia demand for this new application could increase demand by up to 2 million tons, or 11% of total 2000 U.S. capacity, by 2004.

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

Supply

     Over the past several years significant industry restructuring has taken place with approximately 617 million gallons of North American methanol capacity shut down in 1999, a further rationalization of 150 million gallons in 2000 and 455 million gallons through September 2001. New methanol production facilities have generally been constructed in locations with low-cost natural gas availability, although this advantage is offset by higher distribution costs due to distance from major markets.

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

     As described above, demand for methanol in the manufacture of MTBE is forecast to decline in the U.S. due to regulations adopted in California. Heightened public awareness regarding this issue has resulted in other state and federal initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California has requested that the U.S. Environmental Protection Agency waive the federal oxygenated fuels requirements for gasoline sold in California. Several bills have been introduced in Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. In 1999, the U.S. Senate also passed a non-binding resolution calling for a phase out of MTBE. In addition, on March 20, 2000, the EPA announced its intention to phase-out the use of MTBE under authority of the federal Toxic Substances Control Act. The EPA also called on Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or prohibition against the use of MTBE in California, in other states, or nationally may result in a significant reduction in demand for MTBE and result in a material loss in methanol revenues.

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

     Price volatility in North American natural gas markets prompted industry-wide curtailment of both nitrogen fertilizer and methanol production in 2000. We idled our Blytheville, Arkansas plant from June through mid-August 2000 and our Blytheville, Arkansas and Beaumont, Texas plants and parts of our Verdigris, Oklahoma plant for the month of December 2000 due to high natural gas costs. During 2000, we produced only 89% and 84% of our ammonia and methanol capacity, respectively, because of plant shutdowns due to high natural gas costs. In January 2001, due to unprecedented natural gas prices of near $10.00/MMBtu, most of our North American production was idled. By the end of that month as natural gas prices declined, we were able to restart production. On June 10, 2001, we once again stopped production at our Blytheville, Arkansas plant. We reopened our Blytheville, Arkansas facility on September 28 and resumed full production on September 30, 2001.

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

Raw Materials

     The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2001 comprised about 53% of total costs and expenses for our North American nitrogen products business, 25% of total costs and expenses for our U.K. nitrogen products business, and 57% of total costs and expenses associated with our methanol business. We believe there is a sufficient supply of natural gas for the foreseeable future and will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

     Since 1999, Terra's natural gas hedging policy has required us to fix or cap the price of 25% to 80% of our natural gas requirements for a rolling one-year period, and up to 50% of our natural gas requirements for the subsequent two-year period, provided that such arrangements would not result in costs that would be greater than the expected selling prices for our finished products. In response to extremely volatile natural gas costs during the last six months of 2000 and uncertainties regarding the ability of finished goods prices to recover the increases to gas costs, the Board of Directors amended the hedging policy and eliminated the minimum hedge requirement through the end of 2001. Early in 2002, the Board revised the hedging policy to permit hedging of 20% to 80% of our natural gas requirements for the upcoming year and up to 50% of the requirements for the following two-year period. Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of global nitrogen products and methanol production occurs at facilities with access to low fixed-priced natural gas supplies. These facilities' natural gas costs have been and could continue to be substantially lower than ours.

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

Transportation

     Terra uses several modes of transportation to receive materials and distribute products to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. We use approximately 60 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in 18 U.S. states and one Canadian province. We also lease a methanol storage facility in Deer Park, Texas. We transport products from this storage facility primarily by marine vessels, rail tank cars and via pipeline to selected customers.

     Railcars are the major source of transportation at our North American manufacturing facilities. Terra leases approximately 2,120 railcars. Terra also owns 10 nitric acid railcars. In the U.K., Terra's AN production is transported primarily by contract carrier trucks, and ammonia production is transported primarily by pipelines that we own.

     Terra transports purchased natural gas to our Woodward, Oklahoma facility via both intrastate and interstate pipelines and to Terra's Verdigris, Oklahoma facility via intrastate pipeline. The intrastate pipelines serving Woodward and Verdigris are not open-access carriers, but are nonetheless part of a widespread regional system through which Woodward and Verdigris can receive natural gas from any major Oklahoma source. Terra also has limited access to out-of-state natural gas supplies for these facilities. Terra's Beaumont, Texas facility sources natural gas via four intrastate pipelines. The Courtright, Ontario facility sources natural gas at delivery points at Parkway and Dawn, Ontario and a local utility. We transport purchased natural gas for both our Port Neal, Iowa and Blytheville, Arkansas facilities via interstate, open-access pipelines. At the Billingham and Severnside, England locations, purchased natural gas is transported to the facilities via a nationwide, open-access pipeline system.

Research and Development

     We do not currently have any significant, ongoing research and development efforts.

Competition

     The industries in which Terra operates are highly competitive. Competition in agricultural input markets takes place largely on the basis of price, reliability of supply, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors. Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also important competitive factors. Significant determinants of a plant's competitive position are the natural gas acquisition and transportation contracts that a plant negotiates with its major suppliers as well as proximity to natural gas sources and/or end-users.

     Terra's domestic competitors in the nitrogen fertilizer markets include large farm cooperatives or other independent fertilizer companies. In addition, nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those produced by Terra. Countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future. However, importers face higher transportation costs, which erode their profit margin and competitive pricing position.

     In the methanol segment, Terra competes with a number of large integrated petrochemical producers, many of which are better capitalized than is Terra. In addition, as the production and trade in methanol have become increasingly globalized, a number of foreign competitors produce methanol primarily for the export market. Many of these foreign competitors have access to favorably priced sources of natural gas and are relatively insensitive to raw material price fluctuations. These advantages are largely offset by high production and transportation costs. However, because of low domestic demand in the country which they produce, these foreign competitors aggressively pursue the U.S. and other export markets. Two new methanol plants commenced production in 2000, including Titan Methanol in Trinidad and NPC in Iran. Methanol prices may be adversely affected by two additional plants - one in Equatorial Guinea, which has recently started production, and one in Argentina, which is expected to begin production before the end of 2002.

     Nitrogen sales are made through independent retailers, resellers, farmer co-operatives affiliated dealer organizations and brokers. Some North American producers are subsidiaries or divisions of energy or chemical companies while others are owned by farmer co-operatives.

Environmental and Other Regulatory Matters

     Terra's operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Terra's operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Terra's U.K. operations are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker health and safety. We are also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We take precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, Terra may be responsible under CERCLA or analogous laws for all or part of the costs of such investigation and remediation, and damages to natural resources.

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

     Terra retained a small number (less than 10%) of its retail locations after the sale of its distribution business in the second quarter of 1999. Some of these locations are now, or are expected in the future to be, the subject of environmental clean-up activities for which we have retained liability. We do not believe that such environmental costs and liabilities will have a material effect on our results of operations, financial position or net cash flows.

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

     Terra may be required to install additional air and water quality control equipment, such as low NOX burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities in order to maintain compliance with applicable environmental requirements. We estimate that the cost of additional equipment to comply with these requirements in 2002 and the next two years will be less than $10 million.

     Terra endeavors to comply in all material respects with applicable environmental, health and safety regulations and has incurred substantial costs in connection with such compliance. Because these regulations are expected to continue to change and generally be more restrictive than current requirements, the costs of compliance will likely increase. We do not expect our compliance with such regulations to have a material adverse effect on our results of operations, financial position or net cash flows. However, there can be no guarantee that new regulations will not result in material costs.

Revenues and Assets

     Terra's revenues from external customers, measure of profit and loss and total assets for the years 1999-2001 are set forth in the Notes to the Consolidated Financial Statements. Terra's revenues and assets according to geography (U.S., Canada and U.K.) are also set forth in the Notes to the Consolidated Financial Statements.

Employees

     We had 1,248 full-time employees at December 31, 2001, with approximately 470 U.K. employees being covered by the equivalent of a collective bargaining agreement.

Item 3. LEGAL MATTERS

     On July 13, 2001, a British court found Terra Nitrogen (UK) Limited liable for damages associated with recalls of beverages containing carbon dioxide tainted with benzene, plus interest and attorney fees. In addition, there are three similar cases awaiting trial and certain other beverage manufacturers have indicated their intention to file claims for unspecified amounts. We estimate that total claims against Terra from these lawsuits may be (pound)10 million, or approximately $14 million. We have established reserves in this amount to cover estimated losses.

     Terra has appealed the British court's decision. In addition, we believe we have recourse for these claims against both our insurer and the previous owner of our U.K. operations. (Our insurer had previously paid, without recourse, two recall cost settlements on our behalf, plus a court judgment rendered against us. Nonetheless, the insurer reserved its right to deny coverage in whole or in part for adverse judgments in the remaining cases.) We will vigorously pursue our rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of security holders of Terra during the fourth quarter of 2001.

                           EXECUTIVE OFFICERS OF TERRA

     The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

                               Present positions and offices with the Company
      Name and age          and principal occupations during the past five years
      ------------          ----------------------------------------------------
Michael L. Bennett (48)     President and Chief Executive Officer of Terra since April
                            2001; Executive Vice President and Chief Operating Officer
                            of Terra from February 1997 to April 2001; President and
                            Chief Executive Officer of Terra Nitrogen Division since
                            June 1998; President of Terra Distribution Division from
                            November 1995 to February 1997; Senior Vice President of
                            Terra from February 1995 to February 1997; Senior Vice
                            President, Distribution of Terra International from October
                            1994 to February 1997.

Mark A. Kalafut (48)        Vice President, General Counsel and Corporate Secretary of
                            Terra since June 2001; Vice President and Associate General
                            Counsel of Terra from April 1997 through June 2001; Vice
                            President and General Counsel of Terra International from
                            April, 1989 to April, 1997.

Francis G. Meyer (50)       Senior Vice President and Chief Financial Officer of Terra
                            since November 1995.

W. Mark Rosenbury (54)      Senior Vice President and Chief Administrative Officer of
                            Terra since August 1999; Vice President, European Operations of Terra and Managing Director of Terra Nitrogen U.K. from
                            January 1998 to August 1999; Vice President, Business
                            Development and Strategic Planning of Terra from November
                            1995 to January 1998; President of Terra Nitrogen
                            Corporation from November 1994 to February 1996.

Wynn S. Stevenson (47)      Vice President, Taxes and Corporate Development of Terra
                            since May 1998; Vice President, Taxes of Terra from April
                            1996 to May 1998; Director, Taxes thereof from June 1992 to
                            April 1996.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in accountants, nor has there been any matter of accounting principles or practices or financial disclosure, which in either case is required to be reported pursuant to this Item 9.

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF TERRA.

     Information with respect to directors of Terra under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 30, 2002, is incorporated herein by reference. Information with respect to executive officers of Terra appears under the caption "Executive Officers of Terra" in Part I hereof and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation under the caption "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 30, 2002, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management under the caption "Equity Security Ownership" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 30, 2002, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on April 30, 2002, is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules.

     1. Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Exhibit 13 hereof).

               Consolidated Statements of Financial Position at December 31, 2001 and 2000.

               Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

               Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

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

(b)  Executive Compensation Plans and Arrangements.

     Exhibits 10.1.1 through 10.1.22 are incorporated herein by reference.

(c)  Reports on Form 8-K

     Form 8-K dated October 10, 2001, announcing completion of a new $175.0 million revolving credit facility and issuance of $200.0 million of 12 7/8% Senior Secured Notes due in 2008.

(d)  Exhibit

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

3.3          Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit
             3.i.(a) to Terra Capital, Inc.'s Registration Statement filed on Form
             S-4 on November 13, 2001, is incorporated herein by reference.

3.4          Certificate of Incorporation of Beaumont Ammonia Inc. filed as Exhibit
             3.i.(b) to Terra Capital, Inc.'s Registration Statement filed on Form
             S-4 on November 13, 2001, is incorporated herein by reference.

3.5          Certificate of Incorporation of Beaumont Holdings Corporation filed as
             Exhibit 3.i.(c) to Terra Capital, Inc.'s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.6          Certificate of Incorporation of BMC Holdings Inc. filed as Exhibit
             3.i.(d) to Terra Capital, Inc.'s Registration Statement filed on Form
             S-4 on November 13, 2001, is incorporated herein by reference.

3.7          Certificate of Incorporation of Port Neal Corporation filed as Exhibit
             3.i.(e) to Terra Capital, Inc.'s Registration Statement filed on Form
             S-4 on November 13, 2001, is incorporated herein by reference.

3.8          Certificate of Incorporation of Terra (UK) Holdings Inc. filed as
             Exhibit 3.i.(f) to Terra Capital, Inc.'s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.9          Certificate of Incorporation of Terra Capital Holdings, Inc. filed as
             Exhibit 3.i.(g) to Terra Capital, Inc.'s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.10         Certificate of Incorporation of Terra International (Oklahoma) Inc.
             filed as Exhibit 3.i.(k) to Terra Capital, Inc.'s Registration
             Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.11         Certificate of Incorporation of Terra International, Inc. filed as
             Exhibit 3.i.(l) to Terra Capital, Inc.'s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.12         Certificate of Incorporation of Terra Methanol Corporation filed as
             Exhibit 3.i.(m) to Terra Capital, Inc.'s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.13         Certificate of Incorporation of Terra Nitrogen Corporation filed as
             Exhibit 3.i.(n) to Terra Capital, Inc.'s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.14         Certificate of Incorporation of Terra Real Estate Corporation filed as
             Exhibit 3.i.(o) to Terra Capital, Inc.'s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.15         By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra
             Capital, Inc.'s Registration Statement filed on Form S-4 on November
             13, 2001, is incorporated herein by reference.

3.16         By-Laws of Beaumont Ammonia Inc. filed as Exhibit 3.ii.(b) to Terra
             Capital, Inc.'s Registration Statement filed on Form S-4 on November
             13, 2001, is incorporated herein by reference.

3.17         By-Laws of Beaumont Holdings Corporation filed as Exhibit 3.ii.(c) to
             Terra Capital, Inc.'s Registration Statement filed on Form S-4 on
             November 13, 2001, is incorporated herein by reference.

3.18         By-Laws of BMC Holdings, Inc. filed as Exhibit 3.ii.(d) to Terra
             Capital, Inc.'s Registration Statement filed on Form S-4 on November
             13, 2001, is incorporated herein by reference.

3.19         By-Laws of Port Neal Corporation filed as Exhibit 3.ii.(e) to Terra
             Capital, Inc.'s Registration Statement filed on Form S-4 on November
             13, 2001, is incorporated herein by reference.

3.20         By-Laws of Terra (UK) Holdings Inc. filed as Exhibit 3.ii.(f) to Terra
             Capital, Inc.'s Registration Statement filed on Form S-4 on November
             13, 2001, is incorporated herein by reference.

3.21         By-Laws of Terra Capital Holdings, Inc. filed as Exhibit 3.ii.(g) to
             Terra Capital, Inc.'s Registration Statement filed on Form S-4 on
             November 13, 2001, is incorporated herein by reference.

3.22         By-Laws of Terra International (Oklahoma) Inc. filed as Exhibit
             3.ii.(i) to Terra Capital, Inc.'s Registration Statement filed on Form
             S-4 on November 13, 2001, is incorporated herein by reference.

3.23         By-Laws of Terra International, Inc. filed as Exhibit 3.ii.(j) to
             Terra Capital, Inc.'s Registration Statement filed on Form S-4 on
             November 13, 2001, is incorporated herein by reference.

3.24         By-Laws of Terra Methanol Corporation filed as Exhibit 3.ii.(k) to
             Terra Capital, Inc.'s Registration Statement filed on Form S-4 on
             November 13, 2001, is incorporated herein by reference.

3.25         By-Laws of Terra Nitrogen Corporation filed as Exhibit 3.ii.(l) to
             Terra Capital, Inc.'s Registration Statement filed on Form S-4 on
             November 13, 2001, is incorporated herein by reference.

3.26         By-Laws of Terra Real Estate Corporation filed as Exhibit 3.ii.(m) to
             Terra Capital, Inc.'s Registration Statement filed on Form S-4 on
             November 13, 2001, is incorporated herein by reference.

4.1          Indenture dated as of June 22, 1995 between Terra Industries and First
             Trust National Association, as trustee, including form of Exchange
             Note, filed as Exhibit 4.1 to Terra Industries' Registration Statement
             on Form S-4, as amended (File No. 33-60853), is incorporated herein by reference.

4.2          Indenture dated as of October 10, 2001 among Terra Capital, Inc.,
             Certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries'
             Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.3 Amended and Restated Credit Agreement dated as of October 10, 2001 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra
             Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA, Inc., filed as Exhibit 4.2 to Terra Industries' Form 8-K dated October 10, 2001, is incorporated herein by reference.

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

10.1.6.a.    Amendment to the Terra Industries Inc. Excess Benefit Plan, dated July
             26, 2000, filed as Exhibit 10.1.6.a to Terra Industries' Form 10-K for the year ended December 31, 2000, as incorporated herein by reference.

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

10.1.8.a.    Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred
             Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries' Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

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

10.1.16*     Retirement and Consulting Agreement for Burton M. Joyce, dated April
             26, 2001.

10.1.17 Form of Executive Retention Agreement for Other Executive Officers, filed as Exhibit 10.1.19 to Terra Industries' Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.18*     2002 Incentive Award Program for Officers and Key Employees of Terra
             Industries.

10.1.19      Form of Non-Employee Director Stock Option Agreement under the 1997
             Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries'
             Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.1.20      Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock
             Incentive Plan filed as Exhibit 10.1.21 to Terra Industries' Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.21 Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 of the Terra Industries; Form
             10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.22      Form of Non-Employee Director Performance Share Award of
             Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra
             Industries' Form 10-K for the year ended December 31,
             2000, is incorporated herein by reference.

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

10.6         Sale of Business Agreement dated November 20, 1997 between
             ICI Chemicals & Polymers Limited, Imperial Chemical
             Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra
             Industries Limited) and Terra Industries Inc. filed as
             Exhibit 2 to Terra Industries' Form 8-K/A dated December
             31, 1997, is incorporated herein by reference.

10.7         Ammonium Nitrate Agreement dated December 31, 1997 between
             Terra International (Canada) Inc and ICI Chemicals &
             Polymers Limited filed as Exhibit 99 to Terra Industries'
             Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.8 **      Second Amended and Restated Agreement of Limited Partnership of
             Beaumont Methanol, Limited Partnership dated March 31, 1998 by and among Terra Methanol Corporation, BMC Holdings, Inc. and Nova Products
             LLC, filed as Exhibit 10.11 to Terra Industries' Form 10-Q for the
             quarter ended March 31, 1998, is incorporated herein by reference.

10.9         Amendment No. 1 dated as of September 30, 1998 to the
             Second Amended and Restated Agreement of Limited
             Partnership of Beaumont Methanol, Limited Partnership, filed as Exhibit 10.12 to Terra Industries' Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.10 Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land
             O'Lakes Agronomy Company, filed as Exhibit 10.12 to Terra
             Industries' Form 8-K dated May 3, 1999, is incorporated herein by reference.

13 * Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra
             Industries for the fiscal year ended December 31, 2001.

21 *         Subsidiaries of Terra Industries.

24 *         Powers of Attorney.

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

                               TERRA INDUSTRIES INC.


Date:  March 13, 2002     By:  /s/ FRANCIS G. MEYER
                               -------------------------------------------------
                               Francis G. Meyer
                               Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                               Title
---------                               -----
*                                    Chairman of the Board
----------------------------------
Henry R. Slack


/s/ Michael L. Bennett               Director, President and Chief Executive Officer
----------------------------------   (Principal Executive Officer)
Michael L. Bennett


/s/ Francis G. Meyer                 Senior Vice President and Chief Financial Officer
----------------------------------   (Principal Financial Officer and Controller/Principal Accounting Officer)
Francis G. Meyer


*                                    Director
----------------------------------
Edward G. Beimfohr


*                                    Director
----------------------------------
Edward M. Carson


*                                    Director
----------------------------------
Thomas H. Claiborne


*                                    Director
----------------------------------
Eric K. Diack


*                                    Director
----------------------------------
David E. Fisher


*                                    Director
----------------------------------
Martha O. Hesse


*                                    Director, Vice Chairman of the Board
----------------------------------
Burton M. Joyce


*                                    Director
----------------------------------
William R. Loomis, Jr.


*                                    Director
----------------------------------
John R. Norton III


Date: March 13, 2002                                    *By: /s/ MARK A. KALAFUT
                                                             -------------------
                                                             Mark A. Kalafut
                                                             Attorney-in-Fact

          INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS
          ------------------------------------------------------------

                                                                            Page
                                                                            ----
Report of Deloitte & Touche LLP on Financial Statement Schedules.............S-2

Consent of Deloitte & Touche LLP.............................................S-2

Schedule No.
------------

   I Condensed Financial Information of Registrant, is included in the Terra Industries Annual Report, Footnote 21, Column 1,
            "Parent."

   II       Valuation and Qualifying Accounts:
            Years Ended December 31, 2001, 2000 and 1999.....................S-3

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT ON
                         -------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TERRA INDUSTRIES INC.:

     We have audited the consolidated financial statements of Terra Industries Inc. and subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 31, 2002. Such financial statements and report are included in the 2001 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the financial statement schedule of Terra Industries Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 31, 2002

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------

     We consent to the incorporation by reference in Registration Statements Nos. 333-32869, 33-46735, 33-46734 and 33-30058 of Terra Industries Inc. and
subsidiaries on Forms S-8 and Registration Statements Nos. 2-90808, 2-84876 and 2-84669 of Terra Industries Inc. and subsidiaries on Form S-3 of our reports dated January 31, 2002, appearing in and incorporated by reference in the Annual Report on Form 10-K of Terra Industries Inc. and subsidiaries for the year ended December 31, 2001.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 13, 2002

                                                                     SCHEDULE II

                              TERRA INDUSTRIES INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2001, 2000, and 1999
                  ---------------------------------------------
                                 (in thousands)

                                                       Additions    Less Write-offs,
                                          Balance at   Charged to     and Transfers,     Balance
                                          Beginning    Costs and             Net of       at End
Description                               of Period     Expenses         Recoveries    of Period
Year Ended December 31, 2001:
-----------------------------

Allowance for Doubtful Accounts

       Continuing operations               $   889      $     7         $     40        $   936

       Discontinued operations -
     Included in other assets                6,359            0           (2,040)         4,319
                                          -----------------------------------------------------
                                           $ 7,248      $     7         $ (2,000)       $ 5,255
Year Ended December 31, 2000:
-----------------------------

Allowance for Doubtful Accounts

       Continuing operations               $   491      $   593         $   (195)       $   889

       Discontinued operations -
     Included in other current assets       12,533            0           (6,174)         6,359
                                          -----------------------------------------------------
                                           $13,024      $   593         $ (6,369)       $ 7,248
Year Ended December 31, 1999:
-----------------------------

Allowance for Doubtful Accounts
       Continuing operations               $   938      $   104         $   (551)       $   491

       Discontinued operations -
     Included in other current assets       14,196        4,582           (6,245)        12,533
                                          -----------------------------------------------------
                                           $15,134      $ 4,686         $ (6,796)       $13,024