Form 10-K405/A
period 2001-12-31
TERRA INDUSTRIES INC
filed 2002-03-29
CIK 722079

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

     The number of Common Shares, without par value, outstanding as of March 1, 2002 was 76,472,849.

================================================================================

     This Amendment No. 1 amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and is being filed solely to include a new exhibit.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(d)  Exhibit

     23.1* Consent of Deloitte & Touche LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TERRA INDUSTRIES INC.

Date:  March 29, 2002                   By:  /s/ FRANCIS G. MEYER
                                             --------------------
                                             Francis G. Meyer
                                             Senior Vice President and
                                             Chief Financial Officer