Form 10-Q
period 2002-03-31
TERRA INDUSTRIES INC
filed 2002-05-14
CIK 722079

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

                  For the quarterly period ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from___to____

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2002, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value                   76,478,183 shares

================================================================================

                         PART I. FINANCIAL INFORMATION

                             TERRA INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                   (unaudited)

                                                                 March 31,          December 31,        March 31,
                                                                   2002                2001                2001
                                                              ------------          ------------      ------------
ASSETS
Cash and short-term investments                               $     2,063           $     7,125       $     63,023
Accounts receivable, less allowance for
   doubtful accounts of $978, $936, $868                           84,044               101,363             99,864
Inventories                                                       126,597               110,027            182,833
Other current assets                                               37,024                35,142             30,374
------------------------------------------------------------------------------------------------------------------
Total current assets                                              249,728               253,657            376,094
------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                806,748               824,982            872,946
Excess of cost over net assets of acquired businesses                 ---               206,209            219,920
Other assets                                                       45,364                51,195             44,584
------------------------------------------------------------------------------------------------------------------
Total assets                                                  $ 1,101,840           $ 1,336,043       $  1,513,544
==================================================================================================================

LIABILITIES
Debt due within one year                                      $        81           $        68       $     13,028
Accounts payable                                                   67,472                75,077             89,904
Accrued and other liabilities                                      63,460                42,134             77,073
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                         131,013               117,279            180,005
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                    400,291               436,534            456,332
Deferred income taxes                                             111,061               112,645            153,850
Other liabilities                                                  67,993                69,639             41,072
Minority interest                                                  99,713                99,167            102,958
------------------------------------------------------------------------------------------------------------------
Total liabilities                                             $   810,071           $   835,264       $    934,217
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
Common Shares, authorized 133,500 shares;
     Outstanding 76,476, 76,451 and 75,823 shares                 128,388               128,363            128,289
Paid-in capital                                                   554,864               554,850            554,752
Accumulated other comprehensive loss                              (72,454)              (78,470)           (74,354)
Retained deficit                                                 (319,029)             (103,964)           (29,360)
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                        291,769               500,779            579,327
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $ 1,101,840           $ 1,336,043       $  1,513,544
==================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               2

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                  (unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            2002            2001
                                                                                         ---------       ----------
REVENUES
Net sales                                                                                $  213,290      $  243,868
Other income, net                                                                               270             709
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                                              213,560         244,577
-------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                                                               206,140         233,871
Selling, general and administrative expense                                                   8,788           7,356
-------------------------------------------------------------------------------------------------------------------
                                                                                            214,928         241,227
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                                (1,368)          3,350
Interest income                                                                                  48           1,700
Interest expense                                                                            (13,296)        (12,582)
Minority interest                                                                              (546)           (528)
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes and
   cumulative effect of change
   in accounting principle                                                                  (15,162)         (8,060)
Income tax benefit                                                                            6,065           2,821
-------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect
   of change in accounting principle                                                         (9,097)         (5,239)
Cumulative effect of change in
   accounting principle                                                                    (205,968)            ---
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                 $ (215,065)     $   (5,239)
===================================================================================================================

Basic and diluted loss per share:
   Loss before cumulative effect of
      change in accounting principle                                                     $    (0.12)     $    (0.07)
  Cumulative effect of change in
      accounting principle                                                                    (2.74)            ---
-------------------------------------------------------------------------------------------------------------------
Net loss per share                                                                       $    (2.86)     $    (0.07)
===================================================================================================================

Basic and diluted weighted
   average shares outstanding                                                                75,200          75,094
===================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               3

                             TERRA INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                              --------------------------------------
                                                                                  2002                      2001
                                                                              -----------               ------------
OPERATING ACTIVITIES
Net loss                                                                      $ (215,065)               $    (5,239)
Cumulative effect of change in
   accounting principle                                                          205,968                        ---
Adjustments to reconcile net loss from
operations to net cash flows from operating activities:
     Depreciation and amortization                                                23,399                     29,090
     Deferred income taxes                                                        (9,515)                    (2,703)
     Minority interest in earnings                                                   546                        528
Changes in current assets and liabilities:
     Accounts receivable                                                          16,696                      5,597
     Inventories                                                                 (17,111)                   (84,427)
     Other current assets                                                         11,234                    (13,273)
     Accounts payable                                                             (7,079)                    28,611
     Accrued and other liabilities                                                26,922                     13,508
     Other                                                                          (292)                       (91)
--------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                          35,703                    (28,399)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                         (6,328)                    (3,730)
Other                                                                                ---                       (337)
--------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                          (6,328)                    (4,067)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Principal payments on long-term debt                                             (36,230)                    (3,994)
Stock issuance-net                                                                    39                          8
Repurchases of TNCLP common units                                                    ---                     (1,671)
Distributions to minority interests                                                  ---                     (1,015)
Other                                                                              1,781                        917
--------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                         (34,410)                    (5,755)
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                              (27)                      (181)
--------------------------------------------------------------------------------------------------------------------
Decrease to cash and short-term investments                                       (5,062)                   (38,402)
Cash and short-term investments at beginning of period                             7,125                    101,425
--------------------------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                              $    2,063                $    63,023
====================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               4

                             TERRA INDUSTRIES INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED March 31, 2002 AND 2001
                                (in thousands)
                                  (unaudited)

                                                                               Accumulated
                                                                                  Other
                                                       Capital      Paid-In   Comprehensive      Retained
                                                        Stock       Capital       Loss            Deficit          Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                        $  128,363    $   554,850  $   (78,470)     $  (103,964)    $  500,779

     Comprehensive loss:
         Net loss                                        ---            ---          ---         (215,065)      (215,065)
         Foreign currency
            translation adjustment                       ---            ---       (6,055)             ---         (6,055)
         Change in fair value of derivatives,
            net of taxes                                 ---            ---       12,071              ---         12,071
                                                                                                                  ------
     Comprehensive loss                                                                                         (209,049)

         Exercise of stock options                        25             14          ---              ---             39
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                         $  128,388    $   554,864  $   (72,454)     $  (319,029)    $  291,769
=========================================================================================================================

                                                                                 Accumulated
                                                                                    Other
                                                       Capital      Paid-In     Comprehensive    Retained
                                                        Stock       Capital         Loss          Deficit        Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                        $   128,283   $   554,750  $   (48,115)     $   (24,121)    $  610,797

     Comprehensive loss:
         Net loss                                         ---           ---          ---           (5,239)        (5,239)
         Foreign currency
            translation adjustment                        ---           ---      (25,322)             ---        (25,322)
         Cumulative effect of change in
            accounting for derivative
            financial instruments                         ---           ---       31,400              ---         31,400
         Change in fair value of
            derivatives, net of taxes                     ---           ---      (32,317)             ---        (32,317)
                                                                                                               ----------
     Comprehensive loss                                                                                          (31,478)
     Exercise of stock options                              6             2          ---              ---              8
-------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                         $   128,289   $   554,752  $   (74,354)     $   (29,360)    $  579,327
=========================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.               5

                             TERRA INDUSTRIES INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries ("Terra") and the results of Terra's operations for the periods presented. Because of the seasonal nature of Terra's operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with Terra's 2001 Annual Report to Stockholders. Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

     Basic earning (loss) per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

     Inventories consisted of the following:

                                      March 31,                 December 31,                  March 31,
(in thousands)                          2002                        2001                        2001
--------------------------------------------------------------------------------------------------------
Raw materials                     $     36,577                $      27,904               $     20,299
Supplies                                27,378                       21,471                     21,277
Finished goods                          62,642                       60,652                    141,257
--------------------------------------------------------------------------------------------------------
Total                             $    126,597                $     110,027               $    182,833
========================================================================================================

     The components of accumulated other comprehensive loss at March 31, 2002 consisted of foreign currency translation adjustment, derivatives (net of taxes) and minimum pension liability (net of taxes) in the amounts of $69.1 million, $(7.6) million and $10.9 million, respectively. At March 31, 2001, accumulated other comprehensive loss consisted of foreign currency translation adjustment and derivatives (net of taxes) in the amounts of $73.4 million and $1.0 million, respectively.

     Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenues include amounts paid by customers for shipping and handling.

     Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month in which the hedged transactions closed. Swaps, options and other derivative instruments that do not qualify for hedge accounting treatment are marked to market each accounting period. Costs associated with settlement of natural gas purchase contracts and costs for shipping and handling are included in cost of sales.

     In July 2001, the Financial Accounting Standards Board ("FASB") voted to issue Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This standard requires Terra to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for Terra's fiscal year 2003. Terra has not yet quantified the impact, if any, arising from the adoption of this standard.

2. On July 13, 2001, a British court found Terra Nitrogen (U.K.) Ltd. liable for damages associated with May 1998 recalls of carbonated beverages containing carbon dioxide tainted with benzene, plus interest and attorney fees. In addition, there are two similar cases awaiting trial and certain other beverage manufacturers have indicated their intention to file claims for unspecified amounts. Management estimates total claims against Terra from these lawsuits may be (pound)10 million, or $14 million. Terra has established reserves to cover estimated losses.

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

3. Natural gas is the principal raw material used in Terra's production of nitrogen products and methanol. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments. Terra's normal policy is to hedge 20-80% of our natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra's facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     Terra has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2002 and part of 2003, consistent with its policy. As a result of its policies, Terra has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, Terra will incur higher costs. Contracts were in place at March 31, 2002 to cover 15% of natural gas requirements for the succeeding twelve months. The March 31, 2002 contracts covered 13% of Terra's expected North American natural gas requirements and 28% of its expected U.K. natural gas requirements.

     Unrealized gains from forward pricing positions in North America totaled $6.0 million as of March 31, 2002. In addition, Terra had purchase commitments for natural gas in the U.K. at prices $1.2 million lower than March 31, 2002 forward markets. The amount ultimately recognized by Terra will be dependent on published prices in effect at the time of settlement. Terra also had $4.6 million of realized gains on closed North America contracts relating to future periods that have been deferred to the respective period.

     On March 31, 2002, the fair value of derivatives resulted in a $10.7 million increase to current assets, a $4.6 million reduction to current liabilities, a $2.6 million increase in long-term liabilities and a

     $12.7 million increase, before deferred taxes of $5.1 million to accumulated OCI, which reflected the effective portion of the derivatives designated as cash flow hedges.

     The increase to current assets was to recognize the value of open natural gas contracts; the reduction to current liabilities was to reclassify deferred gains on closed contracts relating to future periods and the increase to long-term debt related to interest rate hedges.

     For the three months ended March 31, 2002, Terra recognized gains in cost of sales of $4.3 million on closed forward contracts and contracts de-designated as hedges from the date of de-designation. This was offset by losses of $4.2 million on derivative instruments that do not qualify for hedge accounting treatment being marked to market.

4. Terra classifies its continuing operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                    -------------------------------
(in thousands)                                                                            2002             2001
-------------------------------------------------------------------------------------------------------------------
Revenues - Nitrogen Products                                                         $   184,987     $     200,221
         - Methanol                                                                       28,303            43,647
         - Other                                                                             270               709
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                                       $   213,560     $     244,577
===================================================================================================================

Income (loss) from operations
           - Nitrogen Products                                                       $       666     $       4,672
           - Methanol                                                                     (2,523)           (2,007)
           - Other                                                                           489               685
-------------------------------------------------------------------------------------------------------------------
   Total income (loss) from operations                                               $    (1,368)    $       3,350
===================================================================================================================

5. In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. This standard is effective for Terra beginning on January 1, 2002 and resulted in the determination that $206.0 million of assets classified as "Excess of cost over net assets of acquired businesses" suffered impairment and had no value. Consequently, these assets were written off through a charge that is reported as a change in accounting principle during the 2002 first quarter.

     A reconciliation of the historical impact of the change in accounting principle to earnings per share follows:

                                                                                        Three Months Ended
                                                                                              March 31
                                                                                  -------------------------------
(in thousands)                                                                          2002            2001
-----------------------------------------------------------------------------------------------------------------
Reported net income                                                              $    (215,065)    $      (5,239)
Goodwill amortization, net of tax                                                          ---             4,700
-----------------------------------------------------------------------------------------------------------------
Adjusted net income                                                              $    (215,065)    $        (539)
=================================================================================================================

Reported basic and diluted loss per share                                        $       (2.86)    $       (0.07)
Goodwill amortization, net of tax per basic share                                         ---               0.06
-----------------------------------------------------------------------------------------------------------------
Adjusted basic loss per share                                                    $       (2.86)    $       (0.01)
=================================================================================================================

6. Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. ("TCAPI"), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes for March 31, 2002 and 2001 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Condensed Consolidating Statement of Financial Position as of March 31, 2002:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries  Subsidiaries   Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
Assets
   Cash                        $      ---  $      ---   $        ---   $   44,622    $    (42,559) $     2,063
   Accounts Receivable                ---          86         22,983       60,975             ---       84,044
   Inventories                        ---         ---         37,826       88,770               1      126,597
   Other current assets            13,877         ---          8,234       17,521          (2,608)      37,024
---------------------------------------------------------------------------------------------------------------
   Total current assets            13,877          86         69,043      211,888         (45,166)     249,728
---------------------------------------------------------------------------------------------------------------
   Property, plant and
      equipment, net                  ---         ---        427,743      380,927          (1,922)     806,748
   Investments in and advanced
      to (from) affiliates        637,887     448,492      1,255,468       98,133      (2,439,980)         ---
   Other assets                       698      11,733          7,530       25,402               1       45,364
---------------------------------------------------------------------------------------------------------------
   Total assets                $  652,462  $  460,311   $  1,759,784   $  716,350    $ (2,487,067) $ 1,101,840
===============================================================================================================

Liabilities
   Debt due within one year    $      ---  $      ---   $         81   $      ---    $        ---  $        81
   Accounts payable                     1      36,847         33,942       41,847         (45,165)      67,472
   Accrued and other liabilities    8,793      13,621         19,021       18,599           3,426       63,460
---------------------------------------------------------------------------------------------------------------

   Total current liabilities        8,794      50,468         53,044       60,446         (41,739)     131,013
---------------------------------------------------------------------------------------------------------------
   Long-term debt                 200,000     200,000            291          ---             ---      400,291
   Deferred income taxes          110,083      19,802         (7,257)      (8,143)         (3,424)     111,061
   Other liabilities               41,816      13,189          2,423       10,567              (2)      67,993
   Minority interest                  ---      19,504         80,209          ---             ---       99,713
---------------------------------------------------------------------------------------------------------------
   Total liabilities              360,693     302,963        128,710       62,870         (45,165)     810,071
---------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock                   128,388         ---             73       49,709         (49,782)     128,388
   Paid in capital                554,864     150,218      1,756,742      899,962      (2,806,922)     554,864
   Accumulated other
      comprehensive loss          (72,454)    (72,454)           ---      (64,701)        137,155      (72,454)
   Retained earnings (deficit)   (319,029)     79,584       (125,741)    (231,490)        277,647     (319,029)
---------------------------------------------------------------------------------------------------------------
   Total stockholders' equity     291,769     157,348      1,631,074      653,480      (2,441,902)     291,769
---------------------------------------------------------------------------------------------------------------
   Total liabilities and
      stockholders equity      $  652,462  $  460,311   $  1,759,784   $  716,350    $ (2,487,067) $ 1,101,840
===============================================================================================================

Condensed Consolidating Statement of Operations for the three months ended March 31, 2002:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries  Subsidiaries  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                     $      ---  $      ---    $   71,846    $ 137,533    $    3,911      $ 213,290
   Other income, net                    ---         ---           837        3,343        (3,910)           270
----------------------------------------------------------------------------------------------------------------
                                        ---         ---        72,683      140,876             1        213,560
----------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                        ---         ---        75,580      131,453          (893)       206,140
   Selling, general and
      administrative expenses           626        (470)        5,605        2,413           614          8,788
   Equity in the (earnings) loss
      of subsidiaries               215,271     208,868        (1,368)      (2,504)     (420,267)           ---
----------------------------------------------------------------------------------------------------------------
                                    215,897     208,398        79,817      131,362      (420,546)       214,928
----------------------------------------------------------------------------------------------------------------
   Income (loss) from operations   (215,897)   (208,398)       (7,134)       9,514       420,547         (1,368)
   Interest income                       19       1,052         1,351           23        (2,397)            48
   Interest expense                  (5,465)     (7,818)          (12)      (2,396)        2,395        (13,296)
   Minority interest                    ---        (107)         (439)         ---           ---           (546)
----------------------------------------------------------------------------------------------------------------
   Income (loss) from operations
      before taxes and cumulative
      effect of change in
      accounting principle         (221,343)   (215,271)       (6,234)       7,141       420,545        (15,162)
   Income tax (provision) benefit     6,278         ---           ---         (213)          ---          6,065
----------------------------------------------------------------------------------------------------------------
   Income (loss) cumulative effect
      of change in accounting
      principle                    (215,065)   (215,271)       (6,234)       6,928       420,545         (9,097)
   Cumulative effect of change
      in accounting principle           ---         ---      (189,971)     (15,996)           (1)      (205,968)
----------------------------------------------------------------------------------------------------------------
Net income (loss)                $ (215,065) $ (215,271)   $ (196,205)   $  (9,068)   $  420,544      $(215,065)
================================================================================================================

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2002:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)             $ (215,065) $ (215,271)   $ (196,205)   $   (9,068)   $   420,544     $(215,065)
   Cumulative effect of change          ---         ---       189,971        15,996              1       205,968
      in accounting principle
   Adjustments to reconcile net
      loss to net cash flows from
      operating activities:
   Depreciation and amortization        ---         566        12,712        10,121            ---        23,399
   Deferred income taxes             (6,835)        ---        (3,887)          129          1,078        (9,515)
   Minority interest in earnings        ---         107           439           ---            ---           546
   Equity in earnings (loss)
      of subsidiaries               215,271     208,868        (1,368)       (2,504)      (420,267)          ---
   Change in operating assets
      and liabilities                  (313)      7,649         5,782        13,493          4,051        30,662
   Other                                ---         ---           ---           ---           (292)         (292)
-----------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Operating Activities              (6,942)      1,919         7,444        28,167          5,115        35,703
-----------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of property,
      plant and equipment               ---         ---        (1,048)       (5,280)           ---        (6,328)
-----------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Investing Activities                 ---         ---        (1,048)       (5,280)           ---        (6,328)
-----------------------------------------------------------------------------------------------------------------
Financing Activities
   Principal payments on
      long-term debt                    ---     (36,278)           48           ---            ---       (36,230)
   Change in investments and
      advances from (to) affiliates   4,830      37,426       (24,116)       (5,284)       (12,856)          ---
   Stock (repurchase) issuance - net     39         ---           ---           ---            ---            39
   Other                              2,073      (3,067)          739         2,274           (238)        1,781
-----------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Financing Activities               6,942      (1,919)      (23,329)       (3,010)       (13,094)      (34,410)
-----------------------------------------------------------------------------------------------------------------
Effect of Foreign Exchange
   Rate on Cash                         ---         ---           ---           ---            (27)          (27)
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in Cash
   and Short-term Investments           ---         ---       (16,933)       19,877         (8,006)       (5,062)
-----------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   at Beginning of Period               ---         ---        16,933        24,745        (34,553)        7,125
-----------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   At End of Period              $      ---  $      ---    $      ---    $   44,622    $   (42,559)    $   2,063
=================================================================================================================

Condensed Consolidating Statement of Financial Position as of March 31, 2001:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries  Subsidiaries   Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------
Assets
   Cash                        $        ---  $   26,312   $     78,646   $      ---    $    (41,935) $      63,023
   Accounts Receivable                  ---         ---         40,354       59,885            (375)        99,864
   Inventories                          ---         ---         63,564      119,269             ---        182,833
   Other current assets               6,133       2,654         12,646       20,404         (11,463)        30,374
-------------------------------------------------------------------------------------------------------------------
   Total current assets               6,133      28,966        195,210      199,558         (53,773)       376,094
-------------------------------------------------------------------------------------------------------------------
   Property, plant and
      equipment, net                    ---         ---        469,152      407,350          (3,556)       872,946
   Excess of cost over net assets
      of acquired businesses            ---         ---        203,231       16,689             ---        219,920
   Investments in and advanced
      to (from) affiliates        1,116,634     451,506      1,247,610      307,057      (3,122,807)           ---
   Other assets                       2,683       4,379          8,513       24,918            4,091        44,584
-------------------------------------------------------------------------------------------------------------------
   Total assets                $  1,125,450  $  484,851   $  2,123,716   $  955,572    $ (3,176,045) $   1,513,544
===================================================================================================================

Liabilities
   Debt due within one year    $        ---  $      ---   $      8,028   $    5,000    $        ---  $      13,028
   Accounts payable                     ---       3,879         35,024       92,936         (41,935)        89,904
   Accrued and other liabilities     14,675         112         30,089       28,661           3,536         77,073
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities         14,675       3,991         73,141      126,597         (38,399)       180,005
-------------------------------------------------------------------------------------------------------------------
   Long-term debt                   358,755         ---            797       96,780              ---       456,332
   Deferred income taxes            150,289       9,682            ---        5,129         (11,250)       153,850
   Other liabilities                 22,404      12,986            669        5,013             ---         41,072
   Minority interest                    ---      20,180         82,778          ---             ---        102,958
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                546,123      46,839        157,385      233,519         (49,649)       934,217
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock                     128,289         ---             73       49,709         (49,782)       128,289
   Paid in capital                  554,752     150,218      1,856,742      927,153      (2,934,113)       554,752
   Accumulated other
      comprehensive loss            (74,354)    (74,354)           835      (73,184)        146,703        (74,354)
   Retained earnings (deficit)      (29,360)    362,148        108,681     (181,625)       (289,204)       (29,360)
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity       579,327     438,012      1,966,331      722,053      (3,126,396)       579,327
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and
      stockholders equity      $  1,125,450  $  484,851   $  2,123,716   $  955,572    $ (3,176,045) $   1,513,544
===================================================================================================================

Condensed Consolidating Statement of Operations for the three months ended March 31, 2001:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                     $      ---    $    ---    $   88,579    $  155,669    $     (380)  $    243,868
   Other income, net                    ---         ---           854          (397)          252            709
-----------------------------------------------------------------------------------------------------------------
                                        ---         ---        89,433       155,272          (128)       244,577
-----------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                        ---         ---        93,257       139,819           795        233,871
   Selling, general and
      administrative expenses           399         988         5,176         1,809        (1,016)         7,356
   Equity in the (earnings)
      loss of subsidiaries           (1,422)     (1,738)       (6,677)       (2,231)       12,068            ---
-----------------------------------------------------------------------------------------------------------------
                                     (1,023)       (750)       91,756       139,397        11,847        241,227
-----------------------------------------------------------------------------------------------------------------
   Income (loss) from operations      1,023         750        (2,323)       15,875       (11,975)         3,350
   Interest income                        5       1,382         3,072           160        (2,919)         1,700
   Interest expense                 (10,750)       (606)          (92)       (4,055)        2,921        (12,582)
   Minority interest                    ---        (104)         (424)          ---           ---           (528)
-----------------------------------------------------------------------------------------------------------------

   Income (loss) before
      income taxes                   (9,722)      1,422           233        11,980       (11,973)        (8,060)
   Income tax (provision) benefit     4,483         ---           ---        (1,662)          ---          2,821
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                $   (5,239)   $  1,422    $      233    $   10,318    $   (11,973) $     (5,239)
=================================================================================================================

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2001:

                                                            Guarantor   Non-Guarantor
(in thousands)                       Parent       TCAPI   Subsidiaries Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)             $   (5,239)   $  1,422    $      233    $   10,318   $    (11,973)  $    (5,239)
   Adjustments to reconcile net
      loss to net cash flows from
      operating activities:
   Depreciation and amortization        ---         978        16,959        11,153            ---        29,090
   Deferred income taxes               (432)     (7,500)          ---         1,174          4,055        (2,703)
   Minority interest in earnings        ---         104           424           ---            ---           528
   Equity in earnings (loss)
      of subsidiaries                (1,422)     (1,738)       (6,677)       (2,231)        12,068           ---
   Change in operating assets
      and liabilities                 7,211      (4,237)      (26,967)       20,713        (46,704)      (49,984)
   Other                                ---         ---           ---           ---            (91)          (91)
-----------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Operating Activities                 118     (10,971)      (16,028)       41,127        (42,645)      (28,399)
-----------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of property,
      plant and equipment               ---         ---        (2,204)       (1,526)           ---        (3,730)
   Other                                ---         ---           ---           ---           (337)         (337)
-----------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Investing Activities                 ---         ---        (2,204)       (1,526)          (337)       (4,067)
-----------------------------------------------------------------------------------------------------------------
Financing Activities

   Principal payments on
      long-term debt                    ---         ---          (149)       (3,845)           ---        (3,994)
   Change in investments and
      advances from (to) affiliates     281     (38,982)       86,110       (65,797)        18,388           ---
   Stock issuance - net                   8         ---           ---           ---            ---             8
   Distributions to minority interests  ---        (337)         (678)          ---            ---        (1,015)
   Repurchase of TNLP common
      Units                             ---      (1,671)          ---           ---            ---        (1,671)
   Other                               (407)       1314          (249)       17,419        (17,160)          917
-----------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Financing Activities                (118)    (39,676)       85,034       (52,223)         1,228        (5,755)
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash        ---         ---           ---           ---           (181)         (181)
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in Cash
   and Short-term Investments           ---     (50,647)       66,802       (12,622)       (41,935)      (38,402)
-----------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   at Beginning of Period               ---      76,959        11,844        12,622             ---      101,425
-----------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   At End of Period              $      ---    $ 26,312    $   78,646    $      ---   $     (41,935) $    63,023
=================================================================================================================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting purposes. The preparation of these financial statements requires us to make estimates and judgments that affect the amount of assets, liabilities, revenues and expenses at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Impairments of long-lived assets - We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

Pension assets and liabilities - Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized.

Post-retirement benefits - Post-retirement benefits are determined on an actuarial basis and are affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense ultimately recognized.

Revenue recognition - Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling.

Deferred income taxes - Deferred income tax assets and liabilities are based on the differences between the financial statement carrying amounts and the tax bases as well as temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, a valuation allowance against all or a significant portion of our deferred tax assets may be required.

Inventory valuation - Inventories are stated at the lower of cost or estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method. The nitrogen and methanol industries are characterized by rapid change in both demand and pricing. Rapid declines in demand could result in temporary or permanent curtailment of production, while rapid declines in price could result in a lower of cost or market adjustment.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 31, 2002 COMPARED WITH
QUARTER ENDED MARCH 31, 2001

CONSOLIDATED RESULTS

Terra reported a net loss before cumulative effect of change in accounting principle of $9.1 million for the 2002 first quarter compared with net loss of $5.2 million in 2001. The increase in the 2002 loss was primarily related to decreased operating income as the result of lower sales prices only partly offset by higher sales volumes and lower raw material costs.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced at Terra's two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the three-month periods ended March 31, 2002 and 2001 follow:

(in thousands)                                                                   2002                     2001
------------------------------------------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                                        $     184,987             $     200,221
Methanol                                                                        28,303                    43,647
Other                                                                              270                       709
------------------------------------------------------------------------------------------------------------------
                                                                         $     213,560             $     244,577
==================================================================================================================

OPERATING INCOME (LOSS):

Nitrogen Products                                                        $         666             $       4,672
Methanol                                                                        (2,523)                   (2,007)
Other income - net                                                                 489                       685
------------------------------------------------------------------------------------------------------------------
                                                                         $      (1,368)            $       3,350
==================================================================================================================

NITROGEN PRODUCTS

Volumes and prices for the three-month periods ended March 31, 2002 and 2001 follow:

VOLUMES AND PRICES

                                                     2002                                         2001
------------------------------------------------------------------------------------------------------------------
                                                    Sales         Average                Sales           Average
(quantities in thousands of tons)                  Volumes       Unit Price              Volumes        Unit Price
------------------------------------------------------------------------------------------------------------------
Ammonia                                                341      $       133                  182       $       258
Nitrogen solutions                                     636               66                  534               136
Urea                                                   178              108                   90               195
Ammonium nitrate                                       243              121                  118               141
------------------------------------------------------------------------------------------------------------------

Nitrogen products segment revenues declined $15.2 million to $185.0 million in the 2002 first quarter compared with $200.2 million in the 200 1 first quarter. Lower sales prices reduced 2002 revenues by approximately $107.5 million primarily as the result of an over supply of nitrogen products in most of Terra's North American markets. During the 2001 first quarter, high natural gas prices forced industry wide production curtailments, which reduced supplies and caused unusually high prices.

The nitrogen products segment had operating income of $0.7 million for the first quarter of 2002 compared with operating income of $4.7 million for the 2001 first quarter. Lower sales prices reduced 2002 operating income by approximately $107.5 million from last year and was mostly offset by natural gas costs that were $103.8 million lower than the 2001 first quarter. Natural gas unit costs, net of forward pricing gains and losses, declined to $2.72/MMBtu during the 2002 first quarter from $5.69/MMBtu during the same 2001 period. First quarter 2002 natural gas costs for the nitrogen products segment were $2.6 million higher than spot prices as a result of Terra's forward price contracts.

METHANOL

For the three months ended March 31, 2002 and 2001 the Methanol segment had revenues of $28.3 million and $43.6 million, respectively. Sales volumes increased 41% from prior year levels and selling prices decreased from $.75/gallon in 2001 to $.34/gallon in 2002.

The methanol segment had an operating loss of $2.5 million for the 2002 first quarter compared to an operating loss of $2.0 million for the 2001 first quarter. The decrease in the operating income was due primarily to lower prices, which reduced 2002 earnings by approximately $33.9 million. The lower prices were partially offset by lower unit costs. Natural gas costs, net of forward pricing gains and losses, averaged $2.53/MMBtu, during the 2002 first quarter compared to $5.44/MMBtu during the 2001 period. As a result of forward pricing contracts, first quarter 2002 natural gas costs for the methanol segment were $1.3 million higher than spot prices.

OTHER INCOME - NET

Terra had other operating income of $0.5 million in the 2002 first quarter compared to other operating income of $0.7 million in the 2001 first quarter.

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $13.2 million during the 2002 first quarter compared with $10.9 million for the prior year period. The increase is attributable to the higher cost of borrowing related to the October 2001 issuance of Senior Secured Notes.

MINORITY INTEREST

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $0.5 million were recorded for the 2002 first quarter as the result of TNCLP income, which were included in their entirety in consolidated operating results.

INCOME TAXES

Income taxes for the first quarter 2002 were recorded at an effective tax rate of 40%, Terra's estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds will be to fund our working capital requirements, make payments on our debt and other obligations and make capital expenditures. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash generated from operations in the first quarter of 2002 was $35.7 million, composed of $5.3 million of cash provided from operating activities and $30.4 million of decreases to working capital balances. The decrease in working capital primarily consisted of lower accounts receivable and $19.4 million of customer prepayments that were included in March 31, 2002 current liabilities. We expect substantially all customer prepayment balances will be utilized during the 2002 second quarter. Increases to inventory balances during the first quarter are typical in preparation for the second quarter planting season.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on 85% of eligible accounts receivable and 65% of eligible inventory, less outstanding letters of credit. At March 31, 2002, we had no outstanding revolving credit borrowings and $16.8 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $96 million under the facility. We are required under the credit facility to maintain $30 million minimum borrowing availability at all times. We expect the facility to be adequate to meet our operating cash needs. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, we are required to maintain minimum levels of earnings before interest, income taxes, depreciation, amortization ("EBITDA") and other non-cash items (as defined in the credit facility) for the preceding 12 months (LTM) computed on a quarterly basis. The minimum LTM requirement under the facility is $60 million at June 30, 2002, $75 million at September 30, 2002 and $90 million at December 31, 2002 and each quarter thereafter. During 2001, Terra Industries Inc. realized $66 million of earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the financing agreement); consequently, 2002 amounts will need to be $24 million higher than in 2001 to meet the credit facility covenants. Based on these requirements, we compute our EBITDA for the nine-month period July 2001-March 2002 at $38 million. Therefore, our EBITDA requirement for the second quarter 2002 is $22 million. Failure to meet these covenants would require us to incur additional costs to amend the bank facilities or could result in termination of the facilities.

During the first quarter of 2002 and 2001, we funded plant and equipment purchases of $6.3 million and $3.7 million, respectively, primarily for replacement or stay-in-business capital needs. We expect

2002 plant and equipment purchases to approximate $30 million consisting primarily of the expenditures for routine replacement of equipment at manufacturing facilities. On December 17, 1997, we announced that we were resuming purchases of common units of TNCLP on the open market and through privately negotiated transactions. We acquired 183,500 common units during the first quarter of 2001 at a cost of $1.7 million. Additional purchases of TNCLP common units are restricted under the terms of our revolving credit agreement as described therein.

During the first quarter of 2001 we distributed $1.0 million to the minority TNCLP common unitholders. TNCLP distributions are based on "Available Cash" (as defined in the Partnership Agreement).

Cash balances at March 31, 2002 were $2.1 million, all of which is unrestricted.

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

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2002 Annual Meeting of stockholders was held on April 30, 2002, in New York, New York. At the meeting, a total of 66,867,637 votes were cast by stockholders.

         The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

NAME                                        FOR                               WITHHELD
----                                        ---                               --------
Edward G. Beimfohr                      65,996,778                             870,859

Michael L. Bennett                      65,373,393                           1,494,244

Edward M. Carson                        65,996,635                             871,002

Thomas H. Claiborne                     66,004,328                             863,309

Eric K. Diack                           66,004,828                             862,809

David E. Fisher                         66,004,628                             863,009

Martha O. Hesse                         65,988,136                             879,501

Burton M. Joyce                         65,897,763                             969,874

William R. Loomis, Jr.                  66,008,055                             859,582

John R. Norton III                      65,997,921                             869,716

Henry R. Slack                          66,007,521                             860,116

         The stockholders ratified the selection by the Corporation's Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 2002. The number of votes cast for such proposal was 66,334,025, the number against was 429,659, and the number of abstentions was 103,953.

         The stockholders approved the Terra Industries Inc. Stock Incentive Plan of 2002. The number of votes cast for this proposal was 62,718,747, the number against was 3,014,744, and the number of abstentions was 1,134,146.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)      Exhibits

                       None

              (b)      Reports on Form 8-K

                       Form 8-K dated January 31, 2002, announcing completion of the work required to adopt Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets for 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TERRA INDUSTRIES INC.

Date:  May 10, 2002                         /s/ Francis G. Meyer
                                            ------------------------------------
                                            Francis G. Meyer
                                            Senior Vice President and Chief
                                            Financial Officer and a duly
                                            authorized signatory