Form 10-Q
period 2002-06-30
TERRA INDUSTRIES INC
filed 2002-08-09
CIK 722079

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

                  For the quarterly period ended June 30, 2002

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of July 31, 2002, the following shares of the registrant's stock were outstanding:

          Common Shares, without par value        76,907,669 shares


================================================================================

                          PART I. FINANCIAL INFORMATION

                              TERRA INDUSTRIES INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                   (unaudited)

                                                               June 30,       December 31,       June 30,
                                                                 2002             2001             2001
                                                            --------------   --------------    --------------
ASSETS
Cash and short-term investments                             $      12,718    $       7,125     $      12,080
Accounts receivable, less allowance for
 doubtful accounts of $436, $936, $878                            105,298          101,363           116,684
Inventories                                                        91,986          110,027           156,519
Other current assets                                               22,680           35,142            29,877
------------------------------------------------------------------------------------------------------------
Total current assets                                              232,682          253,657           315,160
------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                802,300          824,982           858,546
Excess of cost over net assets of acquired businesses                 ---          206,209           215,099
Other assets                                                       47,317           51,195            41,967
------------------------------------------------------------------------------------------------------------
Total assets                                                $   1,082,299    $   1,336,043     $   1,430,772
============================================================================================================

LIABILITIES
Debt due within one year                                    $         135    $          68     $       5,047
Accounts payable                                                   66,309           75,077            73,150
Accrued and other liabilities                                      36,454           42,134            47,763
------------------------------------------------------------------------------------------------------------
Total current liabilities                                         102,898          117,279           125,960
------------------------------------------------------------------------------------------------------------
Long-term debt                                                    400,432          436,534           455,273
Deferred income taxes                                             115,257          112,645           140,894
Other liabilities                                                  65,734           69,639            48,936
Minority interest                                                 100,453           99,167           101,732
------------------------------------------------------------------------------------------------------------
Total liabilities and minority interest                           784,774          835,264           872,795
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
Common Shares, authorized 133,500 shares;
 outstanding 76,420, 76,451 and 75,879 shares                     128,652          128,363           128,356
Paid-in capital                                                   555,164          554,850           554,854
Accumulated other comprehensive loss                              (58,777)         (78,470)          (74,287)
Retained deficit                                                 (327,514)        (103,964)          (50,946)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                        297,525          500,779           557,977
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $   1,082,299    $   1,336,043     $   1,430,772
============================================================================================================



See Accompanying Notes to the Consolidated Financial Statements.               2

                              TERRA INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                   (unaudited)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                            2002           2001            2002          2001
                                                        ------------  ------------     ------------  ------------
REVENUES
Net sales                                               $   299,516   $   320,984      $   512,806   $   564,852
Other income (loss), net                                        (18)         (189)             252           520
-----------------------------------------------------------------------------------------------------------------
Total revenues                                              299,498       320,795          513,058       565,372
-----------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                               289,214       313,674          495,354       547,545
Selling, general and administrative expense                   9,694        10,504           18,482        17,860
Product claim costs                                             ---        14,023              ---        14,023
----------------------------------------------------------------------------------------------------------------
                                                            298,908       338,201          513,836       579,428
-----------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                   590       (17,406)            (778)      (14,056)
Interest income                                                 113           175              161         1,875
Interest expense                                            (13,348)      (13,241)         (26,644)      (25,823)
Minority interest                                              (739)          211           (1,285)         (317)
-----------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect
 of change in accounting principle                          (13,384)      (30,261)         (28,546)      (38,321)
Income tax benefit                                            4,899         8,675           10,964        11,496
-----------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change
 in accounting principle                                     (8,485)      (21,586)         (17,582)      (26,825)
Cumulative effect of change in accounting
 principle                                                      ---           ---         (205,968)          ---
-----------------------------------------------------------------------------------------------------------------
NET LOSS                                                $    (8,485)  $   (21,586)     $  (223,550)  $   (26,825)
================================================================================================================

Basic and diluted loss per share:
  Loss before cumulative effect of change
    in accounting principle                             $     (0.11)  $     (0.29)     $     (0.23)  $     (0.36)
  Cumulative effect of change in accounting
    principle                                                   ---           ---            (2.74)          ---
-----------------------------------------------------------------------------------------------------------------
Net loss per share                                      $     (0.11)  $     (0.29)     $     (2.97)  $     (0.36)
=================================================================================================================

Basic and diluted weighted
   average shares outstanding                                75,378        75,131           75,203        74,915
=================================================================================================================


See Accompanying Notes to the Consolidated Financial Statements.               3

                              TERRA INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
OPERATING ACTIVITIES
Net loss                                                         $  (223,550)      $   (26,825)
Cumulative effect of change in accounting
 Principle                                                           205,968               ---
Adjustments to reconcile net loss from
 operations to net cash flows from operating activities:
     Depreciation and amortization                                    48,620            58,437
     Deferred income taxes                                              (951)          (10,819)
     Minority interest in earnings                                     1,285               317
Changes in current assets and liabilities:
     Accounts receivable                                              (2,146)          (11,196)
     Inventories                                                      20,061           (57,873)
     Other current assets                                             18,099           (19,133)
     Accounts payable                                                (10,076)           11,885
     Accrued and other liabilities                                    (4,573)          (15,458)
     Other                                                                45             9,283
-----------------------------------------------------------------------------------------------
Net cash flows from operating activities                              52,782           (61,382)
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                             (9,010)           (8,364)
Other items                                                           (2,782)           (2,883)
-----------------------------------------------------------------------------------------------
Net cash flows from investing activities                             (11,792)          (11,247)
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Principal payments on long-term debt                                 (36,035)          (13,034)
Stock issuance-net                                                       603               177
Repurchases of TNCLP common units                                        ---            (1,671)
Distributions to minority interests                                      ---            (2,028)
-----------------------------------------------------------------------------------------------
Net cash flows from financing activities                             (35,432)          (16,556)
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   35              (160)
-----------------------------------------------------------------------------------------------
Increase (decrease) to cash and short-term investments                 5,593           (89,345)
Cash and short-term investments at beginning of period                 7,125           101,425
-----------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                 $    12,718       $    12,080
===============================================================================================


See Accompanying Notes to the Consolidated Financial Statements.               4

                              TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED June 30, 2002 AND 2001
                                 (in thousands)
                                   (unaudited)

                                                                               Accumulated
                                                                                  Other
                                                    Capital       Paid-In     Comprehensive     Retained
                                                     Stock        Capital         Loss           Deficit        Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                        $   128,363   $   554,850   $   (78,470)    $  (103,964)   $   500,779

    Comprehensive loss:
        Net loss                                          ---           ---           ---        (223,550)      (223,550)
        Foreign currency
         translation adjustment                           ---           ---        13,091             ---         13,091
        Change in fair value of derivatives,
         net of taxes of $4,155                           ---           ---         6,602             ---          6,602
                                                                                                             ------------
    Comprehensive loss                                                                                          (203,857)
    Exercise of stock options                             289           314           ---             ---            603
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                          $   128,652   $   555,164   $   (58,777)    $  (327,514)   $   297,525
=========================================================================================================================

                                                                               Accumulated
                                                                                  Other
                                                    Capital       Paid-In     Comprehensive     Retained
                                                     Stock        Capital         Loss           Deficit        Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                        $   128,283   $   554,750   $   (48,115)    $   (24,121)   $   610,797

    Comprehensive loss:
        Net loss                                          ---           ---           ---         (26,825)       (26,825)
        Foreign currency
         translation adjustment                           ---           ---       (18,844)            ---        (18,844)
        Cumulative effect of change in
         accounting for derivatives, net
         of taxes of $10,990                              ---           ---        20,410             ---         20,410
        Change in fair value of
         derivatives, net of taxes of $4,886              ---           ---       (27,738)            ---        (27,738)
                                                                                                             ------------
    Comprehensive loss                                                                                           (52,997)
    Exercise of stock options                              73           104           ---             ---            177
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                          $   128,356   $   554,854   $   (74,287)    $   (50,946)   $   557,977
=========================================================================================================================



See Accompanying Notes to the Consolidated Financial Statements.               5

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

    Inventories consisted of the following:

                               June 30,          December 31,      June 30,
    (in thousands)               2002               2001             2001
    ----------------------------------------------------------------------------
    Raw materials            $  20,425          $   27,904        $  27,397
    Supplies                    27,240              21,471           21,534
    Finished goods              44,321              60,652          107,588
    ----------------------------------------------------------------------------
    Total                    $  91,986          $  110,027        $ 156,519
    ============================================================================

    The components of accumulated other comprehensive loss at June 30, 2002 consisted of foreign currency translation adjustment, derivatives (net of taxes) and minimum pension liability (net of taxes) in the amounts of $50.0 million, $(2.1) million and $10.9 million, respectively. At June 30, 2001, accumulated other comprehensive loss consisted of foreign currency translation adjustment and derivatives (net of taxes) in the amounts of $67.0 million and $7.3 million, respectively.

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

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This standard requires Terra to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for Terra's fiscal year 2003. Terra has not yet quantified the impact, if any, arising from the adoption of this standard.

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

    In addition to Terra's plan to appeal the British court's decision, Terra's management also believes it has recourse for these claims against both its insurer and the previous owner of Terra's U.K. operations. Management is pursuing Terra's rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

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

    Terra has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2002 and part of 2003, consistent with its policy. As a result of its policies, Terra has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, Terra will incur higher costs. Contracts were in place at June 30, 2002 to cover 14% of natural gas requirements for the succeeding twelve months. The June 30, 2002 contracts covered 13% of Terra's expected North American natural gas requirements and 25% of its expected U.K. natural gas requirements. We also use basis swaps to manage some of the basis risk.

    Unrealized gains from forward pricing positions in North America totaled $0.5 million as of June 30, 2002. In addition, Terra had contracts which would reduce, assuming no decrease in forward natural gas prices at June 30, 2002, the purchase price of about 7 percent of its next 12 months' natural gas needs by $3.2 million. The amount ultimately recognized by Terra will be dependent on published prices in effect at the time of settlement. Terra also had purchase commitments for natural gas in the U.K. at prices $1.7 million lower than June 30, 2002 forward markets. Terra also had $0.4 million of realized gains on closed North America contracts relating to future periods that have been deferred to the respective period.

    On June 30, 2002, the fair value of derivatives resulted in a $5.3 million increase to current assets, a $0.4 million reduction to current liabilities, a $2.2 million increase in long-term liabilities and a $3.5 million increase, before deferred taxes of $1.4 million to accumulated OCI, which reflected the effective portion of the derivatives designated as cash flow hedges. The increase to current assets was to recognize the value of open natural gas contracts; the reduction to current liabilities was to reclassify deferred gains on closed contracts relating to future periods and the increase to long-term debt related to interest rate hedges.

    For the six months ended June 30, 2002, Terra recognized gains in cost of sales of $4.3 million on closed forward contracts and contracts de-designated as hedges from the date of de-designation. This was offset by recognized losses in cost of sales of $4.2 million on derivative instruments that do not qualify for hedge accounting treatment being marked to market.

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

                                          Three Months Ended June 30     Six Months Ended June 30
                                         ---------------------------   ----------------------------
(in thousands)                               2002           2001           2002            2001
---------------------------------------------------------------------------------------------------
Revenues - Nitrogen Products             $   257,663    $   251,620    $   442,650     $   451,841
         - Methanol                           41,853         69,364         70,156         113,011
         - Other                                 (18)          (189)           252             520
---------------------------------------------------------------------------------------------------
Total revenues                           $   299,498    $   320,795    $   513,058     $   565,372
===================================================================================================
Income (loss) from operations
         - Nitrogen Products             $     2,204    $   (18,520)   $     2,870     $   (13,848)
         - Methanol                             (391)         1,034         (2,914)           (973)
         - Other                              (1,223)            80           (734)            765
---------------------------------------------------------------------------------------------------
   Total income (loss) from operations   $       590    $   (17,406)   $      (778)    $   (14,056)
===================================================================================================

5. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," Terra determined that $206.0 million of assets classified as "Excess of cost over net assets of acquired businesses" suffered impairment and had no value. Consequently, these assets were written off through a charge that is reported as a change in accounting principle during the 2002 first quarter.

A reconciliation of the historical impact of the change in accounting principle to earnings per share follows:

                                                 Three Months Ended June 30     Six Months Ended June 30
                                                ---------------------------   ----------------------------
(in thousands)                                      2002           2001           2002            2001
----------------------------------------------------------------------------------------------------------
Reported net loss                               $    (8,485)   $   (21,586)   $  (223,550)    $   (26,825)
Goodwill amortization, net of taxes                     ---          4,716            ---           9,416
----------------------------------------------------------------------------------------------------------
Adjusted net loss                               $    (8,485)   $   (17,409)   $  (223,500)    $   (16,870)
==========================================================================================================

Reported basic and diluted loss
  per share                                     $     (0.11)   $     (0.29)   $     (2.97)    $     (0.36)
Goodwill amortization, net of taxes                     ---            .05            ---             .13
----------------------------------------------------------------------------------------------------------
Adjusted basic and diluted loss per share       $     (0.11)   $     (0.24)   $     (2.97)    $     (0.23)
==========================================================================================================

6. Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. ("TCAPI"), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes for June 30, 2002 and 2001 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Condensed Consolidating Statement of Financial Position as of June 30, 2002:

                                                                 Guarantor    Non-Guarantor
(in thousands)                       Parent         TCAPI      Subsidiaries   Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash                           $        ---  $        ---   $        ---   $     78,133    $    (65,415)   $      12,718
   Accounts Receivable                     ---         1,019         37,840         66,439             ---          105,298
   Inventories                             ---           ---         27,549         64,437             ---           91,986
   Other current assets                  8,521           ---          5,782         11,016          (2,639)          22,680
----------------------------------------------------------------------------------------------------------------------------
   Total current assets                  8,521         1,019         71,171        220,025         (68,054)         232,682
----------------------------------------------------------------------------------------------------------------------------
   Property, plant and
     equipment, net                        ---           ---        417,330        389,970          (5,000)         802,300
   Investments in and advanced
     to (from) affiliates              649,742       431,680      1,193,110        113,850      (2,388,382)             ---
   Other assets                            698        15,173          5,640         25,806             ---           47,317
----------------------------------------------------------------------------------------------------------------------------
   Total assets                   $    658,961  $    447,872   $  1,687,251   $    749,651    $ (2,461,436)   $   1,082,299
============================================================================================================================

Liabilities
   Debt due within one year       $        ---  $        ---   $         82   $         53    $        ---    $         135
   Accounts payable                        ---        25,951         68,285         40,129         (68,056)          66,309
   Accrued and other liabilities         5,639         6,002         16,907          3,817           4,089           36,454
----------------------------------------------------------------------------------------------------------------------------
   Total current liabilities             5,639        31,953         85,274         43,999         (63,967)         102,898
----------------------------------------------------------------------------------------------------------------------------
   Long-term debt                      200,000       200,000            270            161               1          400,432
   Deferred income taxes               115,481        19,802         (7,257)        (8,682)         (4,087)         115,257
   Other liabilities                    40,316        13,330          1,909        (10,179)            ---           65,734
   Minority interest                       ---        19,649         80,804            ---             ---          100,453
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities                   361,436       284,734        161,000         45,657         (68,053)         784,447
----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock                        128,652           ---             73         49,709         (49,782)         128,652
   Paid in capital                     555,164       150,218      1,656,742        899,962      (2,706,922)         555,164
   Accumulated other
     comprehensive loss                (58,777)      (58,777)           ---        (22,473)         81,250          (58,777)
   Retained earnings (deficit)        (327,514)       71,697       (130,564)      (223,204)        282,071         (327,514)
----------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity          297,525       163,138      1,526,251        703,994      (2,393,383)         297,525
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     stockholders equity          $    658,961  $    447,872   $  1,687,251   $    749,651    $ (2,461,436)   $   1,082,299
============================================================================================================================

Condensed Consolidating Statement of Operations for the six months ended June 30, 2002:

                                                                 Guarantor    Non-Guarantor
(in thousands)                       Parent         TCAPI      Subsidiaries   Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                      $        ---  $        ---   $    182,476   $    325,653    $      4,677    $     512,806
   Other income, net                       ---           ---          1,415          3,516          (4,679)             252
----------------------------------------------------------------------------------------------------------------------------
                                           ---           ---        183,891        329,169              (2)         513,058
----------------------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                           ---           ---        187,800        308,837          (1,283)         495,354
   Selling, general and
     administrative expenses             1,501          (498)        12,118          4,732             629           18,482
   Equity in the (earnings) loss
     of subsidiaries                   223,153       210,251         (3,219)        (5,862)       (424,323)             ---
----------------------------------------------------------------------------------------------------------------------------
                                       224,654       209,753        196,699        307,707        (424,977)         513,836
----------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations      (224,654)     (209,753)       (12,808)        21,462         424,975             (778)
   Interest income                          12            92            ---             56               1              161
   Interest expense                    (10,929)      (13,241)         2,772         (5,247)              1          (26,644)
   Minority interest                       ---          (251)        (1,034)           ---             ---           (1,285)
----------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations
     before taxes and cumulative
     effect of change in
     accounting principle             (235,571)     (223,153)       (11,070)        16,271         424,977          (28,546)
   Income tax (provision) benefit       12,021           ---            ---         (1,057)            ---           10,964
----------------------------------------------------------------------------------------------------------------------------
   Income (loss) before cumulative
     effect of change in
     accounting principle             (223,550)     (223,153)       (11,070)        15,214         424,977          (17,582)
   Cumulative effect of change
     in accounting principle               ---           ---       (189,971)       (15,997)            ---         (205,968)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                 $   (223,550) $   (223,153)  $   (201,041)  $       (783)   $    424,977    $    (223,550)
============================================================================================================================

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2002:

                                                                     Guarantor    Non-Guarantor
(in thousands)                           Parent         TCAPI      Subsidiaries   Subsidiaries    Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                  $   (223,550) $   (223,153)  $   (201,041)  $       (783)   $    424,977   $    (223,550)
   Cumulative effect of change
     in accounting principle                   ---           ---        189,971         15,997             ---         205,968
   Adjustments to reconcile net
     loss to net cash flows from
     operating activities:
   Depreciation and amortization               ---         1,217         25,354         22,049             ---          48,620
   Deferred income taxes                    (1,437)          ---         (3,887)          (410)          4,783            (951)
   Minority interest in earnings               ---           251          1,034            ---             ---           1,285
   Equity in earnings (loss)
     of subsidiaries                       223,153       210,251         (3,219)        (5,862)       (424,323)            ---
   Change in operating assets
     and liabilities                         1,888       (11,799)        35,369         22,367         (26,460)         21,365
   Other                                       ---           ---            ---            ---              45              45
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Operating Activities                         54       (23,233)        43,581         53,358         (20,978)         52,782
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of property,
     plant and equipment                       ---           ---         (1,352)        (7,658)            ---          (9,010)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Investing Activities                        ---           ---         (1,352)        (7,658)            ---          (9,010)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Principal payments on
     long-term debt                            ---       (36,277)            28            214             ---         (36,035)
   Change in investments and
     advances from (to) affiliates          (1,230)       66,526        (59,894)        24,586         (29,988)            ---
   Stock (repurchase) issuance - net           603           ---            ---            ---             ---             603
   Other                                       573        (7,016)           704        (17,112)         20,069          (2,782)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Financing Activities                        (54)       23,233        (59,162)         7,688          (9,919)        (38,214)
-------------------------------------------------------------------------------------------------------------------------------
Effect of Foreign Exchange
   Rate on Cash                                ---           ---            ---            ---              35              35
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in Cash
   and Short-term Investments                  ---           ---        (16,933)        53,388         (30,862)          5,593
-------------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   at Beginning of Period                      ---           ---         16,933         24,745         (34,553)          7,125
-------------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   At End of Period                   $        ---  $        ---   $        ---   $     78,133    $    (65,415)  $      12,718
===============================================================================================================================

Condensed Consolidating Statement of Financial Position as of June 30, 2001:

                                                                     Guarantor    Non-Guarantor
(in thousands)                           Parent         TCAPI      Subsidiaries   Subsidiaries    Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash                               $        ---  $      5,008   $     62,216   $        ---    $    (55,144)  $      12,080
   Accounts Receivable                         ---             5         52,821         63,858             ---         116,684
   Inventories                                 ---           ---         49,087        107,432             ---         156,519
   Other current assets                     (5,328)       10,167          2,938         22,800            (700)         29,877
-------------------------------------------------------------------------------------------------------------------------------
   Total current assets                     (5,328)       15,180        167,062        194,090         (55,844)        315,160
-------------------------------------------------------------------------------------------------------------------------------
   Property, plant and
     equipment, net                             32           ---        458,847        402,840          (3,173)        858,546
   Excess of cost over net assets
     of acquired businesses                    ---           ---        198,812         16,287             ---         215,099
   Investments in and advanced
     to (from) affiliates                1,082,662       478,964      1,253,816        262,512      (3,077,954)            ---
   Other assets                              5,042         3,854         10,987         22,084             ---          41,967
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                       $  1,082,408  $    497,998   $  2,089,524   $    897,813    $ (3,136,971)  $   1,430,772
===============================================================================================================================

Liabilities
   Debt due within one year           $        ---  $        ---   $         47   $      5,000    $        ---   $       5,047
   Accounts payable                              1        36,673         28,802         62,818         (55,144)         73,150
   Accrued and other liabilities             8,140           324         21,408         18,591            (700)         47,763
-------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                 8,141        36,997         50,257         86,409         (55,844)        125,960
-------------------------------------------------------------------------------------------------------------------------------
   Long-term debt                          358,755           ---            962         95,556             ---         455,273
   Deferred income taxes                   135,873         5,242         (1,820)        (2,841)          4,440         140,894
     Other liabilities                      21,662        14,281            589         12,404             ---          48,936
   Minority interest                           ---        19,939         81,793            ---             ---         101,732
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                       524,431        76,459        131,781        191,528         (51,404)        872,795
-------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock                            128,356           ---             73         49,710         (49,783)        128,356
   Paid in capital                         554,854       150,218      1,856,742        918,888      (2,925,848)        554,854
   Accumulated other
     comprehensive loss                    (74,287)      (74,287)        (2,729)       (71,558)        148,574         (74,287)
   Retained earnings (deficit)             (50,946)      345,608        103,657       (190,755)       (258,510)        (50,946)
-------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity              557,977       421,539      1,957,743        706,285      (3,085,567)        557,977
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     stockholders equity              $  1,082,408  $    497,998   $  2,089,524   $    897,813    $ (3,136,971)  $   1,430,772
===============================================================================================================================

Condensed Consolidating Statement of Operations for the six months ended June 30, 2001:

                                                                     Guarantor    Non-Guarantor
(in thousands)                           Parent         TCAPI      Subsidiaries   Subsidiaries    Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues
   Net sales                          $        ---  $        ---   $    229,346   $    335,506    $        ---   $     564,852
   Other income, net                           ---           ---            940           (420)            ---             520
-------------------------------------------------------------------------------------------------------------------------------
                                               ---           ---        230,286        335,086             ---         565,372
-------------------------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                               ---           ---        234,897        312,648             ---         547,545
   Selling, general and
     administrative expenses                 1,077         2,109         11,852          2,822             ---          17,860
   Product claim costs                         ---           ---            ---         14,023             ---          14,023
   Equity in the (earnings)
     loss of subsidiaries                   10,678        13,532         (7,831)        (1,284)        (15,095)            ---
-------------------------------------------------------------------------------------------------------------------------------
                                            11,755        15,641        238,918        328,209         (15,095)        579,428
-------------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations           (11,755)      (15,641)        (8,632)         6,877          15,095         (14,056)
   Interest income                              41         1,657          4,233            ---          (4,056)          1,875
   Interest expense                        (20,184)       (1,072)          (135)        (8,488)          4,056         (25,823)
   Minority interest                           ---           (62)          (255)           ---             ---            (317)
-------------------------------------------------------------------------------------------------------------------------------

   Income (loss) before
     income taxes                          (31,898)      (15,118)        (4,789)        (1,611)         15,095         (38,321)
   Income tax (provision) benefit            5,073         4,440            ---          1,983             ---          11,496
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $    (26,825) $    (10,678)  $     (4,789)  $        372    $     15,095   $     (26,825)
===============================================================================================================================

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2001:

                                                                     Guarantor    Non-Guarantor
(in thousands)                           Parent         TCAPI      Subsidiaries   Subsidiaries    Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                  $    (26,825) $    (10,678)  $     (4,789)  $        372    $     15,095   $     (26,825)
   Adjustments to reconcile net
     loss to net cash flows from
     operating activities:
   Depreciation and amortization                 4         1,919         30,147         26,367             ---          58,437
   Deferred income taxes                   (14,848)      (11,940)        (1,820)        (6,796)         24,585         (10,819)
   Minority interest in earnings               ---            62            255            ---             ---             317
   Equity in earnings (loss)
     of subsidiaries                        10,678        13,532         (7,831)        (1,284)        (15,095)            ---
   Change in operating assets
     and liabilities                         8,521        21,014        (30,232)        (6,616)        (84,462)        (91,775)
   Other                                       ---           ---          1,935          7,348             ---           9,283
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Operating Activities                    (22,470)       13,909        (12,335)        19,391         (59,877)        (61,382)
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of property,
     plant and equipment                       ---           ---         (2,190)        (6,174)            ---          (8,364)
   Other                                       ---           ---            ---         (2,883)            ---          (2,883)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Investing Activities                        ---           ---         (2,190)        (9,057)            ---         (11,247)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities

   Principal payments on
     long-term debt                            ---           ---         (7,965)        (5,069)            ---         (13,034)
   Change in investments and
     advances from (to) affiliates          22,380       (85,923)        77,492        (27,861)         13,912             ---
   Stock issuance - net                        177           ---            ---            ---             ---             177
   Distributions to minority interests         ---          (337)        (1,691)           ---             ---          (2,028)
   Repurchase of TNLP common
     Units                                     ---        (1,671)           ---            ---             ---          (1,671)
   Other                                        73         2,231         (2,939)        10,134          (9,499)            ---
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
   Financing Activities                     22,630       (85,700)        64,897        (22,796)          4,413         (16,556)
-------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash              (160)         (160)           ---           (160)            320            (160)
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in Cash
   and Short-term Investments                  ---       (71,951)        50,372        (12,622)        (55,144)        (89,345)
-------------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   at Beginning of Period                      ---        76,959         11,844         12,622             ---         101,425
-------------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
   At End of Period                   $        ---  $      5,008   $     62,216   $        ---    $    (55,144)  $      12,080
===============================================================================================================================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting purposes. The preparation of these financial statements requires us to make estimates and judgments that affect the amount of assets, liabilities, revenues and expenses at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED WITH
QUARTER ENDED JUNE 30, 2001

Consolidated Results

Terra reported a net loss of $8.5 million for the 2002 second quarter compared with a net loss of $21.6 million in 2001. The reduced 2002 loss was primarily related to increased operating income as the result of higher sales volumes and 2001 charges for product claim costs.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra's two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the three-month period ended June 30, 2002 and 2001 follow:

(in thousands)                                             2002               2001
---------------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                     $     257,663      $     251,620
Methanol                                                     41,853             69,364
Other                                                           (18)              (189)
---------------------------------------------------------------------------------------
                                                      $     299,498      $     320,795
=======================================================================================

OPERATING INCOME (LOSS):
Nitrogen Products, before product claim costs         $       2,204      $      (4,497)
Less product claim costs                                        ---            (14,023)
---------------------------------------------------------------------------------------
Net nitrogen products                                         2,204            (18,520)
Methanol                                                       (391)             1,034
Other income - net                                           (1,223)                80
---------------------------------------------------------------------------------------
                                                      $         590      $     (17,406)
=======================================================================================

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 2002 and 2001 follow:

VOLUMES AND PRICES

                                               2002                          2001
--------------------------------------------------------------------------------------------
                                        Sales        Average        Sales          Average
(quantities in thousands of tons)      Volumes     Unit Price       Volumes      Unit Price
--------------------------------------------------------------------------------------------
Ammonia                                    452      $      149           357      $    221
Nitrogen solutions                       1,301              73           801           124
Urea                                       166             119           139           147
Ammonium nitrate                           208             116           115           128
--------------------------------------------------------------------------------------------

Nitrogen products segment revenues increased $6.1 million to $257.7 million in the 2002 second quarter compared with $251.6 million in the 2001 second quarter. The effects of higher 2002 sales volumes were mostly offset by lower selling prices. Sales volumes in 2001 were unusually low because of production curtailments in response to natural gas costs, record levels of imported nitrogen products and reduced nitrogen fertilizer demand. The decline to selling prices from last year reduced 2002 second quarter revenues by $105.2 million primarily as the result of an higher industry-wide inventories at the start of the 2002 planting season as compared to serious supply concerns in 2001 created by North American production curtailments in response to natural gas costs.

The nitrogen products segment had operating income of $2.2 million for the second quarter of 2002 compared with an operating loss of $4.5 million before product claim costs for the 2001 second quarter. The effect of lower selling prices on 2002 operating income was partly offset by higher sales volumes and lower natural gas costs. Natural gas costs decreased $55 million from the 2001 second quarter as unit costs, net of forward pricing gains and losses, were $2.86/MMBtu during the 2002 second quarter compared to $4.45/MMBtu during the same 2001 period. As a result of forward price contracts, second quarter 2002 natural gas costs for the nitrogen products segment were $6.9 million lower than spot prices.

Methanol

For the three months ended June 30, 2002 and 2001 the Methanol segment had revenues of $41.9 million and $69.4 million, respectively. Sales volumes decreased 9% from prior year levels and selling prices declined from $.71/gallon in 2001 to $.47/gallon in 2002.

The methanol segment had an operating loss of $0.4 million for the 2002 second quarter compared to operating income of $1.0 million for the 2001 second quarter. The decrease to operating income was due to lower prices and volumes. These factors were partially offset by lower natural gas costs, which net of forward pricing gains and losses, were $3.07/MMBtu during the 2002 second quarter compared to $4.83/MMBtu during the 2001 period. As a result of forward pricing contracts, second quarter 2002 natural gas costs for the methanol were $2.1 million lower than spot prices.

Other Income - Net

Terra had other operating losses of $1.2 million in the 2002 second quarter compared to $0.1 million operating income in the 2001 second quarter. The increase to expenses relate primarily to fees associated with credit agreement amendments and legal expenses related to discontinued operations.

Product Claim Costs

During the 2001 second quarter, and based on the finding of a British court, Terra recorded a $14 million charge to reflect the estimated value of claims (plus interest and attorney fees) associated with recalls of carbonated beverages containing carbon dioxide tainted with benzene. Terra's management believes it has recourse for these claims against its insurer and the previous owner of Terra's U.K. operations. Management is pursuing Terra's rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

Interest Expense - Net

Interest expense, net of interest income, totaled $13.2 million during the 2002 second quarter compared with $13.1 million for the prior year period.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $0.7 million were recorded for the 2002 second quarter as the result of TNCLP income, which were included in their entirety in consolidated operating results. The increased charge as compared to the 2001 second quarter reflected higher nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the second quarter 2002 were recorded at an effective tax rate of 40%, Terra's estimated annual effective tax rate.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 2001

Consolidated Results

Terra reported a net loss before cumulative effect of change in accounting principle of $17.6 million for the six months ended June 30, 2002 with a net loss of $26.8 million in 2001. The reduction in the 2002 loss was primarily related to higher operating income as the result of lower natural gas costs, higher sales volumes, and 2001 product claim costs, partially offset by lower product prices.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra's two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the six-month periods ended June 30, 2002 and 2001 follows:

(in thousands)                                                 2002               2001
---------------------------------------------------------------------------------------
REVENUES:
Nitrogen Products                                     $     442,650      $     451,841
Methanol                                                     70,156            113,011
Other                                                           252                520
---------------------------------------------------------------------------------------
                                                      $     513,058      $     565,372
=======================================================================================

OPERATING INCOME (LOSS):
Nitrogen Products, before product claim costs         $       2,870      $         175
Less product claim costs                                        ---            (14,023)
---------------------------------------------------------------------------------------
Net nitrogen products                                         2,870            (13,848)
Methanol                                                     (2,914)              (973)
Other income - net                                             (734)               765
---------------------------------------------------------------------------------------
                                                      $        (778)     $     (14,056)
=======================================================================================

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 2002 and 2001 follow:

VOLUMES AND PRICES

                                                    2002                      2001
----------------------------------------------------------------------------------------------
                                          Sales          Average       Sales         Average
(quantities in thousands of tons)        Volumes       Unit Price     Volumes      Unit Price
----------------------------------------------------------------------------------------------
Ammonia                                      793       $      142         540      $      234
Nitrogen solutions                         1,937               71       1,335             129
Urea                                         344              113         229             166
Ammonium nitrate                             451              119         233             135
----------------------------------------------------------------------------------------------

Nitrogen products segment revenues declined $9.1 million to $442.7 million in the 2002 first half compared with $451.8 million in the 2001 first half. Selling prices declined $143 million as the result of increased nitrogen fertilizer supplies in contrast to the previous year when high natural gas costs resulted in industry-wide production curtailments leading up to the 2001 planting season. Most of the revenue shortfall from lower sales prices was offset by higher 2002 volumes as compared to last year's first half. Sales volumes in 2001 were depressed due to lower production rates, reduced demand in response to high prices and increased competition from imports.

The nitrogen products segment had operating income of $2.9 million for the first half of 2002 compared with operating income of $0.2 million before product claim costs for the 2001 first half. The increase in operating income was primarily related to lower natural gas costs and higher selling volumes, offset in part by lower sales prices. Natural gas costs declined almost $159 million over the 2001 first half as unit costs, net of forward pricing gains and losses, increased to $2.79/MMBtu, during the 2002 first half. As a result of forward price contracts, first half 2002 natural gas costs for the nitrogen products segment were $4.3 million lower than spot prices as the result of forward price contracts.

Methanol

For the six months ended June 30, 2002 and 2001 the methanol segment had revenues of $70 million and $113.0 million, respectively. Sales volumes increased 10% from prior year levels, but selling prices declined from $.72/gallon in 2001 to $.41/gallon in 2002.

The methanol segment generated a $2.9 million operating loss in the 2002 first half compared to a $1.0 million operating loss in the 2001 first half. The higher operating loss reflects lower selling prices that were only partly offset by lower costs and increased volumes. The major cost decrease was to natural gas costs which, net of forward pricing gains and losses, decreased to $2.80/MMBtu, during the 2002 first half compared to $5.06/MMBtu during the 2001 period. First half 2002 natural gas costs were $0.7 million lower than spot prices as a result of forward pricing contracts.

Product Claim Costs

Based on the finding of British court, during the 2001 first half Terra recorded a $14 million charge to reflect the estimated value of claims (plus interest and attorney fees) associated with recalls of carbonated beverages containing carbon dioxide tainted with benzene. Terra's management believes it has recourse for these claims against its insurer and the previous owner of Terra's U.K. operations. Management is pursuing Terra's rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

Other Income - Net

Terra had other operating losses of $0.8 million in the 2002 first half compared to $0.8 million operating income in the 2001 first half. The increase in expenses primarily related to fees associated with credit agreement amendments and legal expenses related to discontinued operations.

Interest Expense - Net

Interest expense, net of interest income, totaled $26.5 million during the 2001 first half compared with $23.9 million for the prior year period. The increase is attributable to the higher cost of borrowing related to the October 2001 issuance of Senior Secured Notes.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $1.3 million were recorded for the 2002 first half as the result of TNCLP earnings, which were included in their entirety in consolidated operating results. The increased charge as compared to the 2001 first half reflected higher nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the first half of 2002 were recorded at an effective tax rate of 40%, Terra's estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds will be to fund our working capital requirements, make payments on our debt and other obligations and make capital expenditures. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash generated from operations in the first six months of 2002 was $52.8 million, composed of $31.4 million of cash provided from operating activities and $21.4 million of decreases to working capital balances. The decrease in working capital primarily consisted of lower accounts receivable, inventories and other current assets.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on 85% of eligible accounts receivable and 65% of eligible inventory, less outstanding letters of credit. At June 30, 2002, we had no outstanding revolving credit borrowings and $19.0 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $108 million under the facility. We expect the facility to be adequate to meet our operating cash needs. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In June, 2002 our credit facility was amended to remove the required minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash items ("EBITDA") as long as our borrowing availability is $60 million or more. If our borrowing availability falls below $60 million after December 31, 2002, we are required to have achieved minimum EBITDA of $60 million during the most recent four quarters. Prior to December 31, 2002, a reduced EBITDA requirement is in effect, which is $45 million for the four quarters ending June 30, 2002 and $50 million for the four quarters ending September 30, 2002.

During the first half of 2002 and 2001, we funded plant and equipment purchases of $9 million and $8.4 million, respectively, primarily for replacement or stay-in-business capital needs. We expect 2002 plant and equipment purchases to approximate $25 million consisting primarily of the expenditures for routine replacement of equipment at manufacturing facilities. On December 17, 1997, we announced that we were resuming purchases of common units of TNCLP on the open market and through privately negotiated transactions. We acquired 183,500 common units during the first quarter of 2001 at a cost of $1.7 million. Additional purchases of TNCLP common units are restricted under the terms of our revolving credit agreement as described therein.

During the first six months of 2001 we distributed $2.0 million to the minority TNCLP common unitholders. TNCLP distributions are based on "Available Cash" (as defined in the Partnership Agreement). On July 22, 2002, the Partnership declared a $3.8 million distribution ($0.20 per common unit) payable August 26 to record holders as of August 5, 2002.

Cash balances at June 30, 2002 were $12.7 million, all of which is unrestricted.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 49.1% of Terra Industries' outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra Industries with the timing based on market and other conditions.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1340 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K

          Form 8-K dated June 28, 2002, announcing amendment of the Company's bank credit facility maturing on June 30, 2005.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TERRA INDUSTRIES INC.



Date: August 8, 2002                  /s/ Francis G. Meyer
                                      ------------------------------------------
                                      Francis G. Meyer
                                      Senior Vice President and Chief Financial
                                      Officer and a duly authorized signatory