Form 10-Q
period 2002-09-30
TERRA INDUSTRIES INC
filed 2002-11-05
CIK 722079

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

                For the quarterly period ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2002, the following shares of the registrant's stock were outstanding:

       Common Shares, without par value                 76,901,669 shares

================================================================================

                          PART I. FINANCIAL INFORMATION

                              TERRA INDUSTRIES INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (in thousands)
                                   (unaudited)

                                                             September 30,          December 31,        September 30,
                                                                 2002                   2001                2001
                                                             -------------          ------------        -------------
ASSETS
Cash and short-term investments                              $      41,879          $      7,125        $      44,132
Accounts receivable, less allowance for
 doubtful accounts of $191, $936, $879                              97,455               101,363               97,947
Inventories                                                         86,838               110,027              123,627
Other current assets                                                30,528                35,142               32,414
---------------------------------------------------------------------------------------------------------------------
Total current assets                                               256,700               253,657              298,120
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                 792,182               824,982              849,188
Excess of cost over net assets of acquired businesses                   --               206,209              211,098
Other assets                                                        53,434                51,195               39,959
---------------------------------------------------------------------------------------------------------------------
Total assets                                                 $   1,102,316          $  1,336,043        $   1,398,365
=====================================================================================================================

LIABILITIES
Debt due within one year                                     $         140          $         68        $       5,108
Accounts payable                                                    66,883                75,077               73,742
Accrued and other liabilities                                       54,555                42,134               53,435
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                          121,578               117,279              132,285
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                     400,394               436,534              453,921
Deferred income taxes                                               99,626               112,645              121,537
Other liabilities                                                   80,898                69,639               50,115
Minority interest                                                  100,021                99,167               98,947
---------------------------------------------------------------------------------------------------------------------
Total liabilities and minority interest                            802,517               835,264              856,805
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock
Common Shares, authorized 133,500 shares;
 outstanding 76,902, 76,451 and 76,441 shares                      128,654               128,363              128,363
Paid-in capital                                                    555,167               554,850              554,850
Accumulated other comprehensive loss                               (43,572)              (78,470)             (66,571)
Retained deficit                                                  (340,450)             (103,964)             (75,082)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                         299,799               500,779              541,560
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $   1,102,316          $  1,336,043        $   1,398,365
=====================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                              TERRA INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per-share amounts)
                                   (unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                            2002           2001                2002           2001
                                                        -----------     -----------         -----------    -----------
REVENUES
Net sales                                               $   257,875     $   237,224         $   770,681    $   802,076
Other income, net                                               799             481               1,051          1,001
----------------------------------------------------------------------------------------------------------------------
Total revenues                                              258,674         237,705             771,732        803,077
----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of sales                                               238,546         255,519             733,900        803,064
Selling, general and administrative expense                  10,328           8,394              28,810         26,254
Product claim costs                                              --              --                  --         14,023
----------------------------------------------------------------------------------------------------------------------
                                                            248,874         263,913             762,710        843,341
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                 9,800         (26,208)              9,022        (40,264)
Interest income                                                 116             977                 277          2,852
Interest expense                                            (13,408)        (12,034)            (40,052)       (37,857)
Minority interest                                              (492)          2,785              (1,777)         2,468
----------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
 before income taxes                                         (3,984)        (34,480)            (32,530)       (72,801)
Income tax benefit                                            2,048          10,344              13,012         21,840
----------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                              (1,936)        (24,136)            (19,518)       (50,961)
Discontinued operations, net of income taxes of
 $6.0 million                                               (11,000)             --             (11,000)            --
Cumulative effect of change in accounting
 principle                                                       --              --            (205,968)            --
----------------------------------------------------------------------------------------------------------------------
NET LOSS                                                $   (12,936)    $   (24,136)        $  (236,486)   $   (50,961)
======================================================================================================================

Basic and diluted loss per share:
  Loss from continuing operations                       $     (0.03)    $     (0.32)        $     (0.25)   $     (0.68)
  Discontinued operations                                     (0.15)                              (0.15)
  Cumulative effect of change in accounting
   principle                                                     --              --               (2.74)            --
----------------------------------------------------------------------------------------------------------------------
Net loss per share                                      $     (0.18)    $     (0.32)        $     (3.14)   $     (0.68)
======================================================================================================================

Basic and diluted weighted
 average shares outstanding                                  75,468          75,175              75,276         75,033
======================================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                              TERRA INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                --------------------------------
                                                                    2002                2001
                                                                ------------       -------------
OPERATING ACTIVITIES
Net loss                                                        $   (236,486)      $     (50,961)
Cumulative effect of change in accounting
 principle                                                           205,968                  --
Adjustments to reconcile net loss from
 operations to net cash flows from operating activities:
     Depreciation and amortization                                    73,109              84,870
     Deferred income taxes                                           (12,854)            (31,080)
     Minority interest in earnings                                     1,777              (2,470)
     Discontinued operations                                          11,000                  --

Changes in current assets and liabilities:
     Accounts receivable                                               5,931               8,221
     Inventories                                                      25,646             (23,652)
     Other current assets                                             12,989             (16,388)
     Accounts payable                                                 (9,733)             11,847
     Accrued and other liabilities                                    15,136             (11,550)
     Other                                                               (98)              9,022
------------------------------------------------------------------------------------------------
Net cash flows from operating activities                              92,385             (22,141)
------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                            (16,589)            (11,136)
Other items                                                           (4,780)             (5,887)
------------------------------------------------------------------------------------------------
Net cash flows from investing activities                             (21,369)            (17,023)
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Principal payments on long-term debt                                 (36,068)            (14,325)
Stock issuance-net                                                       608                 180
Repurchases of TNCLP common units                                         --              (1,671)
Distributions to minority interests                                     (923)             (2,028)
------------------------------------------------------------------------------------------------
Net cash flows from financing activities                             (36,383)            (17,844)
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  121                (285)
------------------------------------------------------------------------------------------------
Increase (decrease) to cash and short-term investments                34,754             (57,293)
Cash and short-term investments at beginning of period                 7,125             101,425
------------------------------------------------------------------------------------------------
Cash and short-term investments at end of period                $     41,879       $      44,132
================================================================================================

See Accompanying Notes to the Consolidated Financial Statements.

                              TERRA INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (in thousands)
                                   (unaudited)

                                                                               Accumulated
                                                                                  Other
                                                    Capital       Paid-In     Comprehensive      Retained
                                                     Stock        Capital          Loss           Deficit        Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                        $   128,363   $   554,850   $     (78,470)   $  (103,964)   $   500,779

     Comprehensive loss:
         Net loss                                          --            --              --       (236,486)      (236,486)
         Foreign currency
          translation adjustment                           --            --              --         25,131         25,131
         Change in fair value of derivatives,
          net of taxes of $3,503                           --            --           9,767             --          9,767
                                                                                                              -----------
     Comprehensive loss                                                                                          (201,588)
     Exercise of stock options                            291           317              --             --            608
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                     $   128,654   $   555,167   $     (43,572)   $  (340,450)   $   299,799
=========================================================================================================================

                                                                               Accumulated
                                                                                  Other
                                                    Capital       Paid-In     Comprehensive      Retained
                                                     Stock        Capital          Loss           Deficit        Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                        $   128,283   $   554,750   $     (48,115)   $   (24,121)   $   610,797

     Comprehensive loss:
         Net loss                                          --            --              --        (50,961)       (50,961)
         Foreign currency
          translation adjustment                           --            --         (12,343)            --        (12,343)
         Cumulative effect of change in
          accounting for derivatives, net
          of taxes of $10,990                              --            --          20,410             --         20,410
         Change in fair value of
          derivatives, net of taxes of $15,221             --            --         (26,523)            --        (26,523)
                                                                                                              -----------
     Comprehensive loss                                                                                           (69,417)
     Exercise of stock options                             80           100              --             --            180
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                     $   128,363   $   554,850   $     (66,571)   $   (75,082)   $   541,560
=========================================================================================================================

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

     Inventories consisted of the following:

                            September 30,    December 31,    September 30,
     (in thousands)             2002             2001            2001
     ---------------------------------------------------------------------
     Raw materials          $      21,619    $     27,904    $      28,696
     Supplies                      26,590          21,471           21,587
     Finished goods                38,629          60,652           73,344
     ---------------------------------------------------------------------
     Total                  $      86,838    $    110,027    $     123,627
     =====================================================================

     The components of accumulated other comprehensive loss at September 30, 2002 consisted of foreign currency translation adjustment, derivatives (net of taxes) and minimum pension liability (net of taxes) in the amounts of $37.9 million, ($5.2) million and $10.9 million, respectively. At September 30, 2001, accumulated other comprehensive loss consisted of foreign currency translation adjustment and derivatives (net of taxes) in the amounts of $60.5 million and $6.1 million, respectively.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This standard requires Terra to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for Terra's fiscal year 2003. Terra does not expect the impact, if any, arising from the adoption of this standard to be material to our financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires Terra to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognition of the liability at the date of a commitment to an exit plan and is effective for exit or disposal activities that are initiated after December 31, 2002.

2. On July 13, 2001, a British court found Terra Nitrogen (U.K.) Ltd. liable for damages associated with May 1998 recalls of carbonated beverages containing carbon dioxide tainted with benzene, plus interest and attorney fees. In addition, there are two similar cases awaiting trial and certain other beverage manufacturers have indicated their intention to file claims for unspecified amounts. Management estimates total claims against Terra from these lawsuits may be (pound)10 million, or $14 million. Terra has established contingency reserves to cover estimated losses.

     Terra's management believes it has recourse for these claims against both its insurer and the previous owner of Terra's U.K. operations. Management is pursuing Terra's rights against these parties, but there will be no income recognition for those rights until settlements are finalized.

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

3. Natural gas is the principal raw material used in Terra's production of nitrogen products and methanol. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments. Terra's policy is to hedge 20-80% of our natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra's facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

     Terra has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2002 and part of 2003, consistent with its policy. As a result of its policies, Terra has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, Terra will incur higher costs. Contracts were in place at September 30, 2002 to cover 11% of natural gas requirements for the succeeding twelve months. We also use basis swaps to manage some of the basis risk.

     Unrealized gains from forward pricing positions in North America totaled $3.1 million as of September 30, 2002. In addition, Terra had contracts which would reduce, assuming no decrease in forward natural gas prices at September 30, 2002, the purchase price of about 4 percent of its next 12 months' natural gas needs by $1.3 million. The amount ultimately recognized by Terra will be dependent on published prices in effect at the time of settlement. Terra also had $2 million of realized gains on closed North America contracts relating to future periods that have been deferred to the respective period.

     On September 30, 2002, the fair value of derivatives resulted in a $7.9 million increase to current assets, a $2.0 million reduction to current liabilities, a $1.1 million increase in long-term liabilities and a $8.8 million increase, before deferred taxes of $3.5 million to Accumulated Other Comprehensive Loss, which reflected the effective portion of the derivatives designated as cash flow hedges.

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

                                              Three Months Ended            Nine Months Ended
                                                 September 30                  September 30
                                         ---------------------------   ---------------------------
(in thousands)                               2002           2001          2002            2001
--------------------------------------------------------------------------------------------------
Revenues - Nitrogen Products             $    211,103   $    209,224   $   653,753   $     661,065
         - Methanol                            46,772         28,000       116,928         141,011
         - Other                                  799            481         1,051           1,001
--------------------------------------------------------------------------------------------------
Total revenues                           $    258,674   $    237,705   $   771,732   $     803,077
==================================================================================================
Income (loss) from operations
         - Nitrogen Products             $      4,241   $    (21,328)  $     7,111   $     (35,176)
         - Methanol                             6,696         (5,109)        3,782          (6,082)
         - Other                               (1,137)           229        (1,871)            994
--------------------------------------------------------------------------------------------------
   Total income (loss) from operations   $      9,800   $    (26,208)  $     9,022   $     (40,264)
==================================================================================================

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

A reconciliation of the historical impact of the change in accounting principle to earnings per share follows:

                                              Three Months Ended            Nine Months Ended
                                                 September 30                  September 30
                                         ---------------------------   ---------------------------
(in thousands)                               2002           2001          2002            2001
--------------------------------------------------------------------------------------------------
Reported net loss                        $    (12,936)  $    (24,136)  $  (236,486)  $     (50,961)
Goodwill amortization, net of taxes                --          4,704            --          14,120
--------------------------------------------------------------------------------------------------
Adjusted net loss                        $    (12,936)  $    (19,432)  $  (236,486)  $     (36,841)
==================================================================================================

Reported basic and diluted loss
 per share                               $     (0.18)   $      (0.32)  $     (3.14)  $       (0.68)
Goodwill amortization, net of taxes               --             .06            --             .19
--------------------------------------------------------------------------------------------------
Adjusted basic and diluted loss per
 share                                   $     (0.18)   $      (0.26)  $     (3.14)  $       (0.49)
==================================================================================================

6. The third quarter results include an $11 million charge to increase reserves for expected future cash payments related to retained liabilities of discontinued operations. The charge consists of a $17 million increase to reserve balances less income tax benefits totaling $6 million.

     Approximately $13 million of the increase to reserve balances is related primarily to higher-than-expected future retiree health care costs of the coal operations that Terra sold in 1992. The remaining $4 million represents the estimated costs to settle remaining obligations of the distribution operations that Terra sold in 1999.

     Including the $17 million third quarter charge, Terra's discontinued operations reserves at September 30, 2002 totaled approximately $30 million, of which $26 million is attributable to expected future payments for the coal operation's retirees and other former employees. Payments for retiree health care and other benefits for former coal employees were $2.3 million in 2001 and are expected to total $2.5 million in 2002 and less than $3 million in 2003. Terra may recover a portion of these payments through its rights in bankruptcy against Harman Coal Company (a former coal subsidiary), and subject to damages received by Harman Coal Company through its on-going litigation with Massey Energy Company. No provision for such recoveries has been made in Terra's financial statements.

7. Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. ("TCAPI"), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes for September 30, 2002 and 2001 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

     Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma, Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position as of September 30,
2002:

                                                                 Guarantor   Non-Guarantor
(in thousands)                          Parent        TCAPI   Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash                            $        --   $   35,702   $         --   $      57,889   $    (51,712)  $     41,879
   Accounts Receivable                      --        1,019         33,544          62,891              1         97,455
   Inventories                              --           --         23,159          63,678              1         86,838
   Other current assets                  9,427           --          5,509          17,462         (1,870)        30,528
------------------------------------------------------------------------------------------------------------------------
   Total current assets                  9,427       36,721         62,212         201,920        (53,580)       256,700
------------------------------------------------------------------------------------------------------------------------
   Property, plant and
    equipment, net                          --           --        406,228         390,453         (4,499)       792,182
   Investments in and advanced
    to (from) affiliates               656,334      396,235      1,224,495         136,664     (2,413,728)            --
   Other assets                             22       14,558         13,221          25,634             (1)        53,434
------------------------------------------------------------------------------------------------------------------------
   Total assets                    $   665,783   $  447,514   $  1,706,156   $     754,671   $ (2,471,808)  $  1,102,316
========================================================================================================================

LIABILITIES
   Debt due within one year        $        --   $       --   $         86   $          54   $         --   $        140
   Accounts payable                         19        2,372         80,307          37,769        (53,584)        66,883
   Accrued and other liabilities         8,442       13,602         19,628          13,036           (153)        54,555
------------------------------------------------------------------------------------------------------------------------
   Total current liabilities             8,461       15,974        100,021          50,859        (53,737)       121,578
------------------------------------------------------------------------------------------------------------------------
   Long-term debt                      200,000      200,000            247             147             --        400,394
   Deferred income taxes               102,059       19,802         (7,257)        (15,132)           154         99,626
   Other liabilities                    55,464       13,247          2,031          10,153              3         80,898
   Minority interest                        --       19,564         80,457              --             --        100,021
------------------------------------------------------------------------------------------------------------------------
   Total liabilities                   365,984      268,587        175,499          46,027        (53,580)       802,517
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Common stock                        128,654           --             73          49,709        (49,782)       128,654
   Paid in capital                     555,167      150,218      1,656,742         892,448     (2,699,408)       555,167
   Accumulated other
    comprehensive loss                 (43,572)     (43,572)            --         (16,335)        59,907        (43,572)
   Retained earnings (deficit)        (340,450)      72,281       (126,158)       (217,178)       271,055       (340,450)
------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity          299,799      178,927      1,530,657         708,644     (2,418,228)       299,799
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    stockholders equity            $   665,783   $  447,514   $  1,706,156   $     754,671   $ (2,471,808) $   1,102,316
========================================================================================================================

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2002:

                                                                 Guarantor   Non-Guarantor
(in thousands)                          Parent        TCAPI   Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------
REVENUES
   Net sales                       $        --   $       --   $    287,417   $     477,365   $      5,899   $    770,681
   Other income, net                        --           --          2,969           3,980         (5,898)         1,051
------------------------------------------------------------------------------------------------------------------------
                                            --           --        290,386         481,345              1        771,732
------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES
   Cost of sales                            --           --        285,198         450,643         (1,941)       733,900
   Selling, general and
    administrative expenses              2,219         (464)        18,942           7,650            463         28,810
   Equity in the (earnings) loss
    of subsidiaries                    222,575      202,382         (4,450)         (7,996)      (412,511)            --
------------------------------------------------------------------------------------------------------------------------
                                       224,794      201,918        299,690         450,297       (413,989)       762,710
------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations      (224,794)    (201,918)        (9,304)         31,048        413,990          9,022
   Interest income                          36          191             --              50             --            277
   Interest expense                    (16,393)     (20,500)         4,070          (7,205)           (24)       (40,052)
   Minority interest                        --         (348)        (1,429)             --             --         (1,777)
------------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing
    operations                        (241,151)    (222,575)        (6,663)         23,893        413,966        (32,530)
   Income tax benefit (provision)       15,665           --             --          (2,653)            --         13,012
------------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing
    operations                        (225,486)    (222,575)        (6,663)         21,240        413,966        (19,518)
   Discontinued operations,
    net of income taxes                (11,000)          --             --              --             --        (11,000)
   Cumulative effect of change
    in accounting principle                 --           --       (189,971)        (15,997)            --       (205,968)
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $  (236,486)  $ (222,575)  $   (196,634)  $       5,243   $    413,966   $   (236,486)
========================================================================================================================

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2002:

                                                                 Guarantor   Non-Guarantor
(in thousands)                          Parent        TCAPI   Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)               $  (236,486)  $ (222,575)  $   (196,634)  $       5,243   $    413,966   $   (236,486)
   Cumulative effect of change
    in accounting principle                 --           --        189,971          15,997             --        205,968
   Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
   Depreciation and amortization            --        2,085         38,224          32,800             --         73,109
   Deferred income taxes                (8,859)          --         (3,887)         (6,860)         6,752        (12,854)
   Minority interest in earnings            --          348          1,429              --             --          1,777
   Discontinued operations              11,000           --             --              --             --         11,000
   Equity in earnings (loss)
    of subsidiaries                    222,575      202,382         (4,450)         (7,996)      (412,511)            --
   Change in operating assets
    and liabilities                      3,804      (27,778)        59,194          27,087        (12,338)        49,969
   Other                                    --           --             --              --            (98)           (98)
------------------------------------------------------------------------------------------------------------------------
Net cash flows from
 operating activities                   (7,966)     (45,538)        83,847          66,271         (4,229)        92,385
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchase of property,
    plant and equipment                     --           --         (2,239)        (14,350)            --        (16,589)
   Other                                    --           --             --              --         (4,780)        (4,780)
------------------------------------------------------------------------------------------------------------------------
Net cash flows from
 investing activities                       --           --         (2,239)        (14,350)        (4,780)       (21,369)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Principal payments on
    long-term debt                          --      (36,277)             9             201             (1)       (36,068)
   Change in investments and
    advances from (to)
    affiliates                           7,961      125,051        (90,049)          2,530        (45,493)            --
   Stock (repurchase) issuance -
    net                                    608           --             --              --             --            608
   Distributions to minority
    interests                               --         (220)          (703)             --             --           (923)
   Other                                  (603)      (7,314)        (7,798)        (21,508)        37,223             --
------------------------------------------------------------------------------------------------------------------------
Net cash flows from
 financing activities                    7,966       81,240        (98,541)        (18,777)        (8,271)       (36,383)
------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange
 rate on cash                               --           --             --              --            121            121
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash
 and short-term investments                 --       35,702        (16,933)         33,144        (17,159)        34,754
------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments
 at beginning of period                     --           --         16,933          24,745        (34,553)         7,125
------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments
 at end of period                  $        --   $   35,702   $         --   $      57,889   $    (51,712)  $     41,879
========================================================================================================================

Condensed Consolidating Statement of Financial Position as of September 30,
2001:

                                                                 Guarantor   Non-Guarantor
(in thousands)                          Parent        TCAPI   Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash                            $        --   $   29,590   $     16,017   $       1,916   $     (3,391)  $     44,132
   Accounts Receivable                      --           --         34,939          63,008             --         97,947
   Inventories                              --           --         35,417          88,210             --        123,627
   Other current assets                  5,568        4,215          6,871          25,777        (10,017)        32,414
------------------------------------------------------------------------------------------------------------------------
   Total current assets                  5,568       33,805         93,244         178,911        (13,408)       298,120
------------------------------------------------------------------------------------------------------------------------
   Property, plant and
    equipment, net                          --           --        448,789         403,138         (2,739)       849,188
   Excess of cost over net assets
    of acquired businesses                  --           --        194,391          16,707             --        211,098
   Investments in and advanced
    to (from) affiliates             1,064,912      414,516      1,315,157         240,188     (3,034,773)            --
   Other assets                            775        7,005          7,233          24,592            354         39,959
------------------------------------------------------------------------------------------------------------------------
   Total assets                    $ 1,071,255   $  455,326   $  2,058,814   $     863,536   $ (3,050,566) $   1,398,365
========================================================================================================================

LIABILITIES
   Debt due within one year        $        --   $       --   $         47   $       5,061   $         --   $      5,108
   Accounts payable                         --        7,164         17,227          56,540         (7,189)        73,742
   Accrued and other liabilities        14,675          629         19,271           7,873         10,987         53,435
------------------------------------------------------------------------------------------------------------------------
   Total current liabilities            14,675        7,793         36,546          69,474          3,798        132,285
------------------------------------------------------------------------------------------------------------------------
   Long-term debt                      358,755           --            947          94,219             --        453,921
   Deferred income taxes               134,882        9,682         (4,232)           (121)       (18,674)       121,537
   Other liabilities                    21,383       13,841            510          13,454            927         50,115
   Minority interest                        --       19,394         79,553              --             --         98,947
------------------------------------------------------------------------------------------------------------------------
   Total liabilities                   529,695       50,710        113,323         177,026        (13,949)       856,805
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Common stock                        128,363           --             73          49,709        (49,782)       128,363
   Paid in capital                     554,850      150,218      1,856,742         918,886     (2,925,846)       554,850
   Accumulated other
    comprehensive loss                 (66,571)     (66,571)         2,204         (69,543)       133,910        (66,571)
   Retained earnings (deficit)         (75,082)     320,969         86,472        (212,542)      (194,899)       (75,082)
------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity          541,560      404,616      1,945,491         686,510     (3,036,617)       541,560
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    stockholders equity            $ 1,071,255   $  455,326   $  2,058,814   $     863,536   $ (3,050,566)  $  1,398,365
========================================================================================================================

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2001:

                                                                 Guarantor   Non-Guarantor
(in thousands)                          Parent        TCAPI   Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------
REVENUES
   Net sales                       $        --   $       --   $    328,408   $     473,592   $         76   $    802,076
   Other income, net                        (2)          --          1,369            (291)           (75)         1,001
------------------------------------------------------------------------------------------------------------------------
                                            (2)          --        329,777         473,301              1        803,077
------------------------------------------------------------------------------------------------------------------------
Cost and Expenses
   Cost of sales                            --           --        343,802         445,225         14,037        803,064
   Selling, general and
    administrative expenses              1,827        2,804         19,087          16,666        (14,130)        26,254
   Product claim costs                      --           --             --          14,023             --         14,023
   Equity in the (earnings)
    loss of subsidiaries                39,757       36,736         (3,436)         10,000        (83,057)            --
------------------------------------------------------------------------------------------------------------------------
                                        41,584       39,540        359,453         485,914        (83,150)       843,341
------------------------------------------------------------------------------------------------------------------------
   Loss from operations                (41,586)     (39,540)       (29,676)        (12,613)        83,151        (40,264)
   Interest income                          69        2,085          5,861             511         (5,674)         2,852
   Interest expense                    (29,326)      (2,786)          (147)        (11,268)         5,670        (37,857)
   Minority interest                        --          484          1,984              --             --          2,468
------------------------------------------------------------------------------------------------------------------------

   Income (loss) before
    income taxes                       (70,843)     (39,757)       (21,978)        (23,370)        83,147        (72,801)
   Income tax  benefit                  19,882           --             --           1,958             --         21,840
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $   (50,961)  $  (39,757)  $    (21,978)  $     (21,412)  $     83,147   $    (50,961)
========================================================================================================================

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2001:

                                                                 Guarantor   Non-Guarantor
(in thousands)                          Parent        TCAPI   Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)               $   (50,961)  $  (39,757)  $    (21,978)  $     (21,412)  $     83,147   $    (50,961)
   Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
   Depreciation and amortization            --        2,779         50,911          31,180             --         84,870
   Deferred income taxes               (15,839)      (7,500)        (4,232)         (4,076)           567        (31,080)
   Minority interest in earnings            --         (484)        (1,984)             --             (2)        (2,470)
   Equity in earnings (loss)
    of subsidiaries                     39,758       36,736         (3,436)          9,453        (82,511)            --
   Change in operating assets
    and liabilities                      7,776       (2,002)       (16,404)         (5,466)       (15,426)       (31,522)
   Other                                    --           --             --              --          9,022          9,022
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
 Operating Activities                  (19,266)     (10,228)         2,877           9,679         (5,203)       (22,141)
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchase of property,
    plant and equipment                     --           --         (2,272)         (8,864)            --        (11,136)
   Other                                    --           --             --              --         (5,887)        (5,887)
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
 Investing Activities                       --           --         (2,272)         (8,864)        (5,887)       (17,023)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

   Principal payments on
    long-term debt                          --           --         (7,980)         (6,345)            --        (14,325)
   Change in investments and
    advances from (to)
    affiliates                          19,013      (30,669)        16,693         (14,424)         9,387             --
   Stock issuance - net                    180           --             --              --             --            180
   Distributions to minority
    interests                               --         (337)        (1,691)             --             --         (2,028)
   Repurchase of TNLP common
     Units                                  --       (1,671)            --              --             --         (1,671)
   Other                                    73       (4,464)        (3,454)          9,249         (1,404)            --
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from
 Financing Activities                   19,266      (37,141)         3,568         (11,520)         7,983        (17,844)
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash            --           --             --              --           (285)          (285)
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in Cash
 and Short-term Investments                 --      (47,369)         4,173         (10,705)        (3,392)       (57,293)
------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
 at Beginning of Period                     --       76,959         11,844          12,622             --        101,425
------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments
 At End of Period                  $        --   $   29,590   $     16,017   $       1,917   $     (3,392)  $     44,132
========================================================================================================================

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED WITH
QUARTER ENDED SEPTEMBER 30, 2001

CONSOLIDATED RESULTS

The loss for the three months ending September 30, 2002 was $12.9 million and included an $11 million loss on discontinued operations. The loss from discontinued operations is due to a $17 million increase to our reserves for contingent liabilities related to discontinued operations. Approximately $13 million of the charge is attributable to discontinued coal operations in response to higher-than-expected retiree health care costs and increased payments to UMWA funds for which the company is contingently liable under the Coal Industry Retiree Health Benefit Act of 1992. In response to recent benefit cost increases, we revised our future cost projections. The remaining $4 million was provided to cover estimated litigation damages and to provide reserves against notes receivable and other assets associated with previously discontinued operations. The $11 million charge represents the $17 million increase to reserve balances net of $6 million income tax benefit.

Terra reported a net loss from continuing operations of $1.9 million for the 2002 third quarter compared with a 2001 net loss of $24.1 million. The reduced 2002 loss was primarily related to increased operating income as the result of lower natural gas costs. Goodwill amortization was $4.7 million during the 2001 third quarter and zero in 2002 due to the January 1, 2002 goodwill accounting change.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra's two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the three-month period ended September 30, 2002 and 2001 follow:

(in thousands)                                      2002            2001
-----------------------------------------------------------------------------
REVENUES:
Nitrogen Products                               $     211,103   $     209,224
Methanol                                               46,772          28,000
Other                                                     799             481
-----------------------------------------------------------------------------
                                                $     258,674   $     237,705
=============================================================================

OPERATING INCOME (LOSS):
Nitrogen Products, before product claim costs   $       4,241   $     (21,328)
Methanol                                                6,696          (5,109)
Other income - net                                     (1,137)            229
-----------------------------------------------------------------------------
                                                $       9,800   $     (26,208)
=============================================================================

NITROGEN PRODUCTS

Volumes and prices for the three-month periods ended September 30, 2002 and 2001 follow:

VOLUMES AND PRICES

                                                       2002                              2001
--------------------------------------------------------------------------------------------------------
                                              Sales           Average           Sales           Average
(quantities in thousands of tons)            Volumes        Unit Price         Volumes        Unit Price
--------------------------------------------------------------------------------------------------------
Ammonia                                          354        $      140             315        $      154
Nitrogen solutions                               967                73             989                80
Urea                                             138               126              65               128
Ammonium nitrate                                 239               118             257               124
--------------------------------------------------------------------------------------------------------

Nitrogen products segment revenues increased $1.9 million to $211.1 million in the 2002 third quarter compared with $209.2 million in the 2001 third quarter. The effects of higher 2002 sales volumes were mostly offset by lower selling prices. Sales volumes in 2002 were affected by the availability of product due to the plant turnarounds. Selling prices in the third quarter approximated the second quarter of 2002, but declined from last year as the result of increased global nitrogen supplies.

The nitrogen products segment had operating income of $4.2 million for the third quarter of 2002 compared with an operating loss of $21.3 million for the 2002 third quarter. The effect of lower selling prices on 2002 operating income was more than offset by higher sales volumes and lower product costs. Third quarter 2002 product costs were lower due to lower natural gas costs during the 2002 second and third quarters. Third quarter natural gas costs declined $10.6 million from the 2001 third quarter as unit costs, net of forward pricing gains and losses, were $2.81/MMBtu during the 2002 third quarter compared to $3.11/MMBtu during the same 2001 period. In addition, a considerable amount of 2001 third quarter product costs represented products manufactured during the 2001 second quarter when gas costs averaged $4.45/MMBtu; in contrast, during 2002 there was substantially less second quarter carryover inventory and most sales were sourced from current production. As a result of forward price contracts, third quarter 2002 natural gas costs for the nitrogen products segment were $2.5 million lower than spot prices. During the 2001 third quarter, $4.2 million of goodwill amortization was charged to the nitrogen products segment.

METHANOL

For the three months ended September 30, 2002 and 2001 the Methanol segment had revenues of $46.8 million and $28.0 million, respectively. Sales volumes increased 29% from prior year levels and selling prices increased from $.43/gallon in 2001 to $.56/gallon in 2002.

The methanol segment had operating income of $6.7 million for the 2002 third quarter compared to an operating loss of $5.1 million for the 2001 third quarter. The increase to operating income was due to higher prices and volumes and lower natural gas costs, which net of forward pricing gains and losses, were $3.06/MMBtu during the 2002 third quarter compared to $3.31/MMBtu during the 2001 period. As a result of forward pricing contracts, third quarter 2002 natural gas costs for the methanol were $1.1 million lower than spot prices. During the 2001 third quarter, $544,000 of goodwill amortization was charged to the methanol segment.

OTHER INCOME - NET

Terra had other operating losses of $1.1 million in the 2002 third quarter compared to $0.2 million operating income in the 2001 third quarter. The increase to expenses relate primarily to legal expenses related to discontinued operations.

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

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $13.3 million during the 2002 third quarter compared with $11.1 million for the prior year period. The increase is attributable to the higher cost of borrowing related to the October 2001 issuance of Senior Secured Notes.

MINORITY INTEREST

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $.5 million were recorded for the 2002 third quarter as the result of TNCLP income, which were included in their entirety in consolidated operating results. The increased charge as compared to the 2001 third quarter reflected higher nitrogen earnings for TNCLP.

INCOME TAXES

Income taxes for the third quarter 2002 were recorded at an effective tax rate of 40%, Terra's estimated annual effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED RESULTS

The loss for the nine months ending September 30, 2002 was $236.5 million, which included a $206 million charge for the cumulative effect of a change in accounting for goodwill and an $11 million loss on discontinued operations. In accordance with our implementation of Statement of Financial Accounting Standards (SFAS") No. 142, "Goodwill and Other Intangible Assets," we determined that $206 million of assets classified as "Excess of cost over net assets of acquired businesses" suffered impairment and had no value. These assets were written off during the 2002 first quarter. The loss from discontinued operations is due to a $17 million increase to our reserves for contingent liabilities related to discontinued operations taken during the third quarter. This $11 million charge represents the $17 million increase to reserve balances net of $6 million income tax benefit.

Terra reported a net loss from continuing operations of $19.5 million for the nine months ended September 30, 2002 compared with a net loss of $51.0 million in 2001. The reduction in the 2002 loss was primarily related to higher operating income as the result of lower natural gas costs, higher sales volumes, and 2001 product claim costs, partially offset by lower product prices. Goodwill amortization was $14.1 million during the first nine months of 2001 and zero in 2002 due to the January 1, 2002 goodwill accounting change.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra's ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra's two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the nine-month periods ended September 30, 2002 and 2001 follows:


(in thousands)                                      2002            2001
-----------------------------------------------------------------------------
REVENUES:
Nitrogen Products                               $     653,753   $     661,065
Methanol                                              116,928         141,011
Other                                                   1,051           1,001
-----------------------------------------------------------------------------
                                                $     771,732   $     803,077
=============================================================================

OPERATING INCOME (LOSS):
Nitrogen Products, before product claim costs   $       7,111   $     (21,153)
Less product claim costs                                   --         (14,023)
-----------------------------------------------------------------------------
Net nitrogen products                                   7,111         (35,176)
Methanol                                                3,782          (6,082)
Other income - net                                     (1,871)            994
-----------------------------------------------------------------------------
                                                $       9,022   $     (40,264)
=============================================================================

NITROGEN PRODUCTS

Volumes and prices for the nine-month periods ended September 30, 2002 and 2001 follow:

VOLUMES AND PRICES

                                                       2002                               2001
---------------------------------------------------------------------------------------------------------
                                              Sales          Average             Sales          Average
(quantities in thousands of tons)            Volumes        Unit Price          Volumes        Unit Price
---------------------------------------------------------------------------------------------------------
Ammonia                                        1,147        $      141              854        $      204
Nitrogen solutions                             2,904                72            2,324               108
Urea                                             482               117              294               157
Ammonium nitrate                                 690               119              490               129
---------------------------------------------------------------------------------------------------------

Nitrogen products segment revenues declined $7.3 million to $653.8 million in the 2002 first nine months compared with $661.1 million in the 2001 first nine months. Selling prices declined $154 million as the result of increased nitrogen fertilizer supplies in contrast to the previous year when high natural gas costs resulted in industry-wide production curtailments leading up to the 2001 planting season. Most of the revenue shortfall from lower sales prices was offset by higher 2002 volumes as compared to last year's first nine months. Sales volumes in 2001 were depressed due to lower production rates, reduced demand in response to high prices and increased competition from imports.

The nitrogen products segment had operating income of $7.1 million for the first nine months of 2002 compared with an operating loss of $21.2 million before product claim costs for the 2001 first nine months, before product claim costs (discussed below). The increase in operating income was primarily related to lower natural gas costs and higher selling volumes, offset in part by lower sales prices. Natural gas costs declined almost $167 million over the 2001 first nine months as unit costs, net of forward pricing gains and losses, decreased to $2.80/MMBtu during the 2002 first nine months compared to $4.40/MMBtu during the 2001 period. Lower natural gas costs also reduced the need to curtail production rates, as was the case in 2001 until nitrogen prices rose to levels covering the higher gas costs. As a result of forward price contracts, the first nine months 2002 natural gas costs for the nitrogen products segment were $6.8 million lower than spot prices. Goodwill amortization during the first nine months of 2001 was $12.5 million.

METHANOL

For the nine months ended September 30, 2002 and 2001 the methanol segment had revenues of $116.9 million and $141 million, respectively. Sales volumes increased 16% from prior year levels, but selling prices declined from $.63/gallon in 2001 to $.46/gallon in 2002.

The methanol segment generated $3.8 million operating income in the 2002 first nine months compared to a $6.1 million operating loss in the 2001 first nine months. The higher operating income reflects lower selling prices that were more than offset by lower costs and increased volumes. The major cost decrease was to natural gas costs which, net of forward pricing gains and losses, decreased to $2.89/MMBtu, during the 2002 first nine months compared to $4.41/MMBtu during the 2001 period. Lower natural gas costs also reduced the need to curtail production rates, as was the cases in 2001 until methanol prices were below cash production costs. The first nine months 2002 natural gas costs were $1.8 million lower than spot prices as a result of forward pricing contracts. Goodwill amortization during the first nine months of 2001 was $1.6 million.

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

OTHER INCOME - NET

Terra had other operating losses of $1.9 million in the 2002 first nine months compared to $1.0 million operating income in the 2001 first nine months. The increase in expenses primarily related to fees associated with credit agreement amendments and legal expenses related to discontinued operations.

INTEREST EXPENSE - NET

Interest expense, net of interest income, totaled $39.8 million during the 2002 first nine months compared with $35 million for the prior year period. The increase is attributable to the higher cost of borrowing related to the October 2001 issuance of Senior Secured Notes.

MINORITY INTEREST

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest charges of $1.8 million were recorded for the 2002 first nine months as the result of TNCLP earnings, which were included in their entirety in consolidated operating results. The increased charge as compared to the 2001 first half reflected higher nitrogen earnings for TNCLP.

INCOME TAXES

Income taxes for the first nine months of 2002 were recorded at an effective tax rate of 40%, Terra's estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds will be to fund our working capital requirements, make payments on our debt and other obligations and make capital expenditures. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash generated from operations in the first nine months of 2002 was $92.4 million, composed of $42.5 million of cash provided from operating activities and $49.9 million of decreases to working capital balances. The decrease in working capital primarily consisted of lower accounts receivable, inventories and other current assets.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on 85% of eligible accounts receivable and 65% of eligible inventory, less outstanding letters of credit. At September 30, 2002, we had no outstanding revolving credit borrowings and $18.8 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $117.4 million under the facility. We expect the facility to be adequate to meet our operating cash needs. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In June, 2002 our credit facility was amended to remove the required minimum level of earnings before interest, income taxes, depreciation, amortization and other non-cash items ("EBITDA") as long as our borrowing availability is $60 million or more. If our borrowing availability falls below $60 million after December 31, 2002, we are required to have achieved minimum EBITDA of $60 million during the most recent four quarters. Prior to December 31, 2002, a reduced EBITDA requirement is in effect, which is $50 million for the four quarters ending September 30, 2002.

During the first nine months of 2002 and 2001, we funded plant and equipment purchases of $16.6 million and $11.1 million, respectively, primarily for replacement or stay-in-business capital needs. We expect 2002 plant and equipment purchases to approximate $25 million consisting primarily of the expenditures for routine replacement of equipment at manufacturing facilities. In addition, a turnaround is scheduled for our Billingham facility with estimated cash expenditures of $5 million.

On December 17, 1997, we announced that we were resuming purchases of common units of TNCLP on the open market and through privately negotiated transactions. We acquired 183,500 common units during the first quarter of 2001 at a cost of $1.7 million. Additional purchases of TNCLP common units are restricted under the terms of our revolving credit agreement as described therein. Additional purchases of common units by the General Partner are restricted under the terms of Terra's bank credit agreement as described therein.

During the first nine months of 2002 and 2001 we distributed $0.9 million and $2 million, respectively, to the minority TNCLP common unitholders. TNCLP distributions are based on "Available Cash" (as defined in the Partnership Agreement). On October 24, 2002, the Partnership declared a $3.8 million distribution ($0.20 per common unit) payable November 22 to record holders as of November 1, 2002.

Cash balances at September 30, 2002 were $41.9 million, all of which is unrestricted.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 48.8% of Terra Industries' outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra Industries with the timing based on market and other conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    EXHIBITS

                Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)    REPORTS ON FORM 8-K

                None

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TERRA INDUSTRIES INC.


Date: November 1, 2002                 /s/ Francis G. Meyer
                                       -----------------------------------------
                                       Francis G. Meyer
                                       Senior Vice President and Chief Financial
                                       Officer and a duly authorized signatory

                                 CERTIFICATIONS

         I, Michael L. Bennett, President and Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Terra Industries Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 1, 2002


                                       /s/ Michael L. Bennett
                                       -----------------------------------------
                                       Michael L. Bennett
                                       President and Chief Executive Officer

         I, Francis G. Meyer, Senior Vice President and Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Terra Industries Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 1, 2002

                                       /s/ Francis G. Meyer
                                       -----------------------------------------
                                       Francis G. Meyer
                                       Senior Vice President and
                                       Chief Financial Officer