Form 10-K
period 2002-12-31
TERRA INDUSTRIES INC
filed 2003-03-11
CIK 722079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number: 1-8520

TERRA INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Maryland

(State or other jurisdiction of

incorporation or organization)

52-1145429

(I.R.S. Employer

Identification No.)

Terra Centre

600 Fourth Street

P. O. Box 6000

Sioux City, Iowa

(Address of principal executive offices)

51102-6000

(Zip Code)

Registrant’s telephone number, including area code: (712) 277-1340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes ☒    No  ☐

The aggregate market value of the voting and non-voting common shares held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common shares, as of the last business day of the registrant’s most recently completed second fiscal quarter was $76,846,155.36

The number of shares of Common Shares, without par value, outstanding as of March 7, 2003 was 76,858,616.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders of Registrant to be held on May 6, 2003. Certain information therein is incorporated by reference into Part III hereof.

Part I

Items 1 and 2.     BUSINESS AND PROPERTIES.

Terra Industries Inc., a Maryland corporation, is referred to as “Terra,” “we” or “our” throughout this report. References to Terra also include the direct and indirect subsidiaries of Terra Industries Inc. where required by the context. Subsidiaries not wholly-owned by Terra include a limited partnership, Terra Nitrogen Company, L.P., which, through its subsidiary, Terra Nitrogen, L.P., operates Terra’s manufacturing facilities in Blytheville, Arkansas and Verdigris, Oklahoma. Terra is the sole general partner and the majority limited partner in Terra Nitrogen Company, L.P. Terra’s principal corporate office is located at Terra Centre, 600 Fourth Street, P.O. Box 6000, Sioux City, Iowa 51102-6000 and its telephone number is (712) 277-1340.

Terra makes available free of charge through its website, www.terraindustries.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Terra’s internet website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

Nitrogen is both a global and local commodity: global because it is both produced and traded in almost all regions of the world, local because local fertilizer customers display preferences for nitrogen in one of four basic forms based upon local conditions. The principal forms of nitrogen fertilizer products that are traded globally are ammonia (82% nitrogen by weight) and, to a lesser extent, urea (46% nitrogen by weight) and ammonium nitrate (AN), (34% nitrogen by weight). Urea ammonium nitrate (UAN) has only recently been traded in international markets. It is less likely to be traded because it has a high cost of transportation due to its high water content. Because transportation is a significant component of a customer’s total cost, a key to competitiveness in the nitrogen business is to have the lowest delivered cost for the customer’s product of choice in the market a producer serves, while providing a reliable source of supply on a continuous basis.

The locations of Terra’s North American production facilities provide it with a competitive advantage in serving agricultural customers in the corn belt and other major agricultural areas of the United States and Canada. Terra’s U.K. facilities are able to serve competitively the entire British agricultural market. Terra’s facilities have the following production capacities:

	Annual Capacity(1)
Location	Ammonia(2)	UAN(3)	AN(4)	Urea(5)	Methanol(6)
Beaumont, Texas(7)	255,000	—	—	—	225,000,000
Blytheville, Arkansas	420,000	30,000	—	480,000	—
Port Neal, Iowa	370,000	810,000	—	60,000	—
Verdigris, Oklahoma	1,050,000	2,180,000	—	—	—
Woodward, Oklahoma(7)	440,000	340,000	—	25,000	40,000,000
Courtright, Ontario	480,000	400,000	—	175,000	—
Severnside, U.K.	265,000	—	500,000	—	—
Billingham, U.K.(8)	550,000	—	500,000	—	—

Total	3,830,000	3,760,000	1,000,000	740,000	265,000,000

(1)	Annual capacity includes an allowance for a planned maintenance shutdown.
(2)	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
(3)	Measured in tons of UAN containing 28% nitrogen by weight.
(4)	Measured in tons.
(5)	Urea is sold as urea liquor from our Port Neal and Woodward facilities and as granular urea from the Blytheville and Courtright facilities. Production capacities shown are for urea sold in tons.
(6)	Measured in gallons.

(7)	The Beaumont capacities represent the design capacity of the ammonia loop and revised capacity of the methanol plant following the loss of CO2 feedstock due to shutdown of the DuPont ammonia plant. Plant capacity for Beaumont and Woodward depends on the product mix (ammonia/methanol).
(8)	The Billingham, England facility also produces merchant nitric acid; 2002 sales were 278,074 product tons.

The principal customers for Terra’s North American nitrogen products are national agricultural retail chains (such as ConAgra and Cargill), farm cooperatives, independent dealers and industrial customers (such as DuPont). Industrial customers use our products to manufacture chemicals and plastics such as acrylonitrile, polyurethanes, fibers, explosives and adhesives. Overall, agricultural customers purchased approximately 85% and industrial customers purchased approximately 15% of Terra’s North American nitrogen product production in 2002. In the U.K., revenues are evenly split between agricultural and industrial customers. Terra’s methanol customers are primarily large domestic chemical producers. Terra has a number of long-term methanol sales contracts.

Competitive Strengths

Leading Market Positions

Terra has leading market positions in all of its key products. In the U.S., we are the largest producer of UAN and methanol and the second largest producer of ammonia. In the U.K., we are the largest producer of ammonia and AN. The following table shows our market positions in our principal products relative to our total revenues. The capacity positions shown are based on production capacities by product.

Product	% of Total 2002 Terra Revenues(1)	U.S. Capacity Position	U.K. Capacity Position
Ammonia	22.7%	2	1
UAN	29.7%	1	*
AN	11.1%	*	1
Urea	7.8%	4	*
Methanol	16.3%	1	*

(1)	Revenues from sales of carbon dioxide and nitrogen products, as well as industrial sales in the U.K., represented 12.4% of our total revenues for 2002.
*	Terra does not compete in these markets.

Strategically Located Plants with Access to Distribution Infrastructure

A critical competitive element in the North American agricultural market is delivered cost to customers. Terra’s plants are located in the main agricultural areas of the United States. This provides Terra a significant freight cost advantage over Gulf Coast producers and imports entering through Gulf Coast ports. Four of Terra’s facilities are able to provide UAN locally by truck, which offers a competitive advantage in serving agricultural customers due to the high cost of transporting UAN. The location of Terra’s Port Neal, Iowa and Courtright, Ontario plants, with the ability to service nearby corn belt markets, allows these plants to be among the most efficient UAN production facilities in North America in terms of delivered cost to end-users. Terra also has access to an extensive distribution infrastructure that provides reliable and cost-effective delivery of products to customers. Our ability to serve customers within our markets is enhanced by our access to competitive multi-modal transportation, including rail (BNSF, Union Pacific, Canadian National, CSX), barge, truck and pipeline systems. In addition, we have a terminal network in which we can store up to 541,000 tons of nitrogen products through over 60 terminals. This terminal network helps ensure customers receive our products on a timely basis.

In the United Kingdom, nearly all fertilizer is bagged and delivered directly from the manufacturers’ or importer’s sites to the farm. Terra’s two U.K. manufacturing facilities have an overall delivery cost advantage over the other domestic ammonium nitrate producer, which operates only one manufacturing facility. U.K. ammonium nitrate importers use several ports of entry, many of which have a delivered cost advantage over Terra.

Integrated Production of Value-Added Products

Terra upgrades a significant portion of the ammonia it produces into higher value products, such as UAN, AN and urea. In 2002, we upgraded 61% of our ammonia production into value-added products. The demand for these value-added products has increased largely at the expense of ammonia, and we expect this trend to continue. Agricultural customers increasingly prefer these products because they are easier to apply and can be mixed with other crop production products, providing significant cost and labor savings. As a result, these products generate higher revenues and margins than ammonia. By producing our own ammonia and upgrading it internally, we are able to operate our ammonia units at higher utilization rates throughout the year and reduce reliance on lower priced merchant ammonia sales. In addition, because of UAN’s relatively high transportation costs due to its high water content, there is less competition from importers. Terra’s Verdigris, Oklahoma facility is the second largest UAN production facility in the world.

Strong Plant Operating Efficiency

We believe that our Port Neal, Iowa and Courtright, Ontario facilities, together representing more than 25% of our North American capacity, are among the most efficient ammonia plants in North America in terms of natural gas consumption per ton of ammonia produced. We believe we have some of the most efficient UAN plants in North America, including three of the five lowest cost plants in terms of delivered cost to end-users. In addition, we believe we are the most efficient producer of methanol in the United States, in large part as a result of an ammonia production loop at our Beaumont, Texas facility, which produces ammonia as a by-product of the methanol production process. Terra’s Beaumont, Texas facility is the largest methanol facility in the U.S. Terra’s ammonia facility at Woodward, Oklahoma also uses loop technology to produce methanol, providing us with operational flexibility and helping us to optimize product mix at that site. As a high percentage of our sales are made under contract, this allows us to maintain high utilization rates and enhance the efficiency of our operations.

Terra’s focus on its U.K. operations has been to improve plant efficiency and reliability. We improved the Billingham ammonia plant’s efficiency and capacity in late 2002 by installing a hydrogen recovery unit. Efforts to improve reliability through more focus on key processes and paying more attention to details are ongoing at both Billingham and Severnside.

Experienced Management Team and Employees

Terra Industries’ executive officers have an average of 20 years of experience in the fertilizer industry. Michael Bennett, our President and Chief Executive Officer, has been with the company for 29 years. Similarly, our more than 1,200 employees have an average of nearly 19 years of service with us. The extensive experience and stability of our employee base enables us to operate our plants efficiently with a strong safety record as compared to our peers.

Company Strategies

Enhance Competitive Position Through Continued Efficiency Improvement

Terra intends to continue to improve its competitive position in the worldwide nitrogen fertilizer industry by enhancing the operating and energy efficiency of its plants while rigorously controlling costs. We have implemented a number of cost-saving efficiency initiatives, such as our loop production processes at our Beaumont, Texas and Woodward, Oklahoma plants, in order to increase the overall efficiency and volume throughput of our plants. Our selling, general and administrative expenses per ton of product declined from $7.93 in 1998 to $4.87 in 2002. We have upgraded and will continue to upgrade our equipment and processes through prudent investment and personnel training.

Use Natural Gas Contracts to Protect Margins

Natural gas costs in 2002 accounted for approximately 56% of total costs and expenses for Terra’s North American nitrogen products business, 29% of total costs and expenses for the U.K. nitrogen products business and 57% of total costs and expenses for the methanol business. It is Terra’s normal practice to fix or cap the price of a substantial portion of its future natural gas requirements through supply contracts, financial derivatives and other instruments. These tools are used to lock in margins and protect against an adverse impact on margins due to increases in natural gas costs.

Pursue New Market Opportunities

Terra will aggressively pursue new market opportunities such as those presented as a result of recent environmental regulations promoting the use of ammonia to clean airborne pollutants emitted by power generating plants. According to the McIlvaine Company, a power industry consultant, these regulations could increase the annual demand for ammonia by up to 2 million tons, or 13% of total U.S. capacity, by 2005. Terra is working with selected power producers to provide the nitrogen products, storage facilities and handling expertise they need for these purposes. Terra also sees opportunities in pursuing the use of methanol as a fuel for fuel cells.

Maintain Leadership Position in Our Key Products

Terra intends to maintain its leading market positions in its key markets by focusing on being a reliable, low-cost producer of our products to our existing customers and by identifying new customers and end markets for our products.

Reduce Debt

Terra’s primary financial strategy is to use a significant portion of its cash flow from operations to reduce debt.

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

Although these different nitrogen products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. Terra’s plants are designed to provide the products preferred by end-users in the regions in which they are located. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of appropriate storage, handling and application equipment. Terra’s nitrogen products are described in greater detail below.

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

Manufacturing Facilities

Terra’s eight fertilizer manufacturing facilities are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of our nitrogen products manufacturing facilities was 97%, 81% and 93% in 2002, 2001 and 2000, respectively. Our capacity utilization was reduced in 2000 and 2001, reflecting several plant shutdowns due to natural gas prices increasing faster than nitrogen prices. Capacity utilization increased in 2002 due to high production rates, good plant reliability, and reduced shutdowns for planned maintenance. The capacity utilization reflects production records set in 2002 at several sites including Courtright for urea, Verdigris for UAN, and Billingham for nitric acid.

Terra owns all of its manufacturing facilities, unless otherwise indicated below. (See “Methanol Business Segment—Manufacturing Facilities” for a description of our Beaumont, Texas facility.)

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

Terra believes it has some of the most efficient UAN plants in North America, including three of the five lowest-cost plants in terms of delivered cost to end-users. The location of our Port Neal, Iowa and Courtright, Ontario plants, with low-cost access to nearby corn belt markets, allows these plants to be among the most efficient in North America as measured by delivered cost to the end-user. Because of UAN’s relatively high transportation costs due to its water content, there is less competition from importers. Four of our facilities are able to provide UAN locally by truck which also offers a competitive advantage in serving agricultural customers due to the high cost of transporting UAN.

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

Marketing and Distribution

The principal customers for Terra’s North American manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. Overall, industrial customers purchased approximately

15% of Terra’s North American nitrogen product production in 2002. At December 31, 2002, we had contracted to sell 14% of our 2003 scheduled nitrogen production at prices indexed to published sources.

Terra’s production facilities, combined with significant storage capacity at over 60 locations throughout the major fertilizer consuming regions of the U.S. and Canada, position Terra to respond competitively to demand in our markets. This is a distinct advantage over imports, which face logistical challenges and higher costs in transporting product to end-users in a timely fashion.

Terra U.K. sales are divided about equally between agricultural and industrial customers. Terra engages merchants to sell its Nitram brand bagged ammonium nitrate fertilizer directly to British farmers. Ammonium nitrates also bagged for other U.K. suppliers and sold in bulk to suppliers who blend it with potash and phosphates, bag it and distribute it to farmers. A small ammonium nitrate quantity is exported to continental Europe.

Terra U.K.’s industrial products include ammonia, nitric acid, and liquid carbon dioxide. Most industrial sales are to customers where Terra has a freight advantage.

Methanol Business Segment

Product

Terra is the leading U.S. producer of methanol. Methanol is used as a feedstock to produce other chemical products such as formaldehyde, acetic acid and a variety of other chemical intermediates. Another major market for methanol is as a feedstock in the production of MTBE, an oxygenate used as an additive in reformulated gasoline and as an octane enhancer in non-reformulated gasoline.

Manufacturing Facilities

Terra has two U.S. facilities that produce methanol. Our Beaumont, Texas facility is the largest methanol production plant in the U.S., with approximately 225 million gallons of annual methanol production capacity. This plant produced 208 million, 204 million and 235 million gallons of methanol in 2000, 2001 and 2002, respectively. The Woodward, Oklahoma facility produced approximately 36 million, 31 million and 33 million gallons of methanol in 2000, 2001 and 2002, respectively, and has an annual methanol production capacity of 40 million gallons.

Terra owns the plant and processing equipment at the Beaumont facility. The land is leased from E. I. DuPont de Nemours and Company (“DuPont”) for a nominal annual rate under a lease agreement which expires in 2090. Because the Beaumont facility is entirely contained within an industrial complex owned and operated by DuPont, Terra depends on DuPont for access to the facility as well as certain essential services. Most of the finished methanol product is shipped to customers through wharf facilities located on DuPont property. Terra depends on DuPont for access to the pipelines used to transport methanol and to obtain natural gas, as well as for certain utilities, wastewater treatment facilities and other essential services.

Marketing and Distribution

Terra’s methanol customers are primarily large, domestic chemical or MTBE producers. We have a number of long-term methanol sales contracts. Terra sold over 68% of our production under such contracts in 2002. At December 31, 2002, we had contracted to sell over 85% of our 2003 scheduled production at prices indexed to published sources. Most of these sales contracts cover fixed volumes and have terms of up to three years. Approximately 30% of Terra’s total 2002 methanol sales were to MTBE producers.

Nitrogen Industry Overview

Overview

The three major nutrients required for plant growth are phosphorous, mined as phosphate rock; potassium, mined as potash; and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. Nitrogen, which accounted for approximately 60% of worldwide fertilizer consumption in 1999, is an essential element for most organic compounds in plants as it promotes protein formation and is a major component of chlorophyll, which helps to promote green healthy growth and high yields. There are no substitutes for nitrogen fertilizers in the cultivation of high-yield crops. These three nutrients occur naturally in the soil to a certain extent but must be replaced as crops remove them from the soil. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of absorption by crops and its tendency to escape from the soil by evaporation or runoff. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-by-year per-acre-planted basis than is demand for phosphate or potash fertilizer.

Demand

Global demand for fertilizers typically grows at predictable rates and tends to correspond to growth in grain production. Global fertilizer demand is driven in the long term primarily by population growth, increases in disposable income and associated improvements in diet. Short-term demand depends on world economic growth rates and factors creating temporary imbalances in supply and demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention, such as changes in the buying patterns of China or India. According to the International Fertilizer Industry Association (“IFA”), over the last 37 years global fertilizer demand has grown 4.0% annually with nitrogen demand growing at a faster rate of 5.4% annually. U.S. fertilizer demand has grown 2.5% annually over the last 37 years with U.S. nitrogen demand growing at a faster rate of 3.6% annually.

Supply

Increased ammonia prices in 1995 led to capacity expansion projects globally that resulted in capacity growth that was substantially greater than demand, causing a structural imbalance in ammonia supply and demand. In addition, foreign government support for domestic production in India, China and the former Soviet Union, has kept uneconomical plants running, further increasing supply.

This new global capacity has been partially offset by permanent plant closings in the U.S. and Europe since 1998. These U.S. plant closings represent 12.9% of total 1998 capacity, and no new capacity is expected to come on stream in the U.S. in the foreseeable future. The recent increase in natural gas costs in many regions of the world has forced temporary plant closures which, in addition to permanent plant closures, have provided support for nitrogen prices. The European closures included upgraded nitrogen products plants and a few ammonia plants, including the 2002 fourth quarter closure of the Cork, Ireland plant, which had annual capacity of 550,000 tons.

Imports account for a significant portion of U.S. nitrogen product supply. It is estimated by Fertecon, industry analysts, that the United States imports up to one-third of its ammonia and almost half of its urea requirements. In 2001, total imports of ammonia and urea in the United States were approximately 6.4 million tons and 5.3 million tons, respectively. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions of close proximity to the point of entry for imports, primarily the Gulf Coast and East Coast of North America. Due to higher freight costs and an underdeveloped distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports. Importers’ advantage increases when natural gas and ammonia prices are high, and decreases when natural gas costs and ammonia prices are low.

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

The IFA forecasts that global fertilizer consumption will grow at a rate of 1.9% to 2.8% annually through 2004. Most of the future increase in fertilizer demand is expected to be generated by less developed countries, particularly countries in Southeast Asia and South America, where the agricultural industry does not yet use fertilizer in amounts sufficient to optimize production and where growth rates of population and gross domestic products are expected to continue to increase.

According to Fertecon, ammonia consumption in the U.S. will increase by approximately 2% annually from 2002 to 2008, from 19.5 million tons to 21.3 million tons. The mix of nitrogen fertilizer products used, however, is expected to change. UAN demand is expected to increase more rapidly at the expense of direct ammonia application due to its significant application flexibility and ability to be mixed with other crop production products, which provide significant cost and labor savings. U.S. UAN demand increased from 9.8 million tons in 1992 to 14.6 million tons in 2000, an increase of 48%, and is forecast to increase to 16.2 million tons in 2010, according to Fertecon.

A significant amount of new ammonia capacity is expected to come on stream globally from 2002 to 2006. According to Fertecon, global ammonia capacity is forecast to increase from 180.3 million tons to 193.4 million tons during this period, an increase of 6.8%. However, ammonia capacity in the U.S. is forecast to decrease from 18.0 million tons to 16.6 million tons from 2001 to 2005, a decrease of 7.9%. The continued growth in demand for nitrogen products has helped to stabilize global ammonia utilization rates, which averaged 82% between 1997 and 2000. Global ammonia utilization rates are forecast to increase from 81% in 2000 to 84% in 2005 due to increased consumption worldwide. North American ammonia utilization rates are forecast to increase from 77% in 2001 to 89% in 2005.

Due to the Clean Air Act of 1990, as amended, energy providers are required to reduce emissions of nitrogen oxides (“NOx”). This presents a new market opportunity for ammonia, which can be used to remove NOx from air emissions. The McIlvaine Company estimates that this new application could increase ammonia demand by up to 2 million tons, or 13% of total U.S. capacity, by 2005.

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

Demand

According to an industry source, global methanol demand grew by 3.5% annually from 1997 to 2001, while U.S. methanol demand grew by 1.5% annually during the same period. In 2001, formaldehyde, acetic acid and chemical intermediates composed 31%, 9% and 26% of global demand for methanol, respectively. Due to an increasing range of end uses for methanol, demand has tended to move with the general level of economic activity in methanol’s major markets. The significant use of methanol for the production of chemicals used in the building products industry means that building and construction cycles are important factors in determining demand for methanol-based chemicals.

MTBE accounted for approximately 27% of global demand for methanol in 2001. MTBE is considered the preferred oxygenate by the refining industry and its production has grown rapidly. MTBE production increased from

456 million gallons in 1989 to 3,761 million gallons in 2001. Recently, the state of California adopted regulations that prohibit the addition of MTBE to gasoline after 2003. California’s 2001 consumption of MTBE approximated 4% of global demand for methanol.

Supply

Over the past several years significant industry restructuring has taken place with approximately 617 million gallons of North American methanol capacity shut down in 1999, and a further rationalization of 150 million gallons in 2000 and 455 million gallons in 2001. New methanol production facilities have generally been constructed in locations with access to low-cost natural gas, although this advantage is partially offset by higher distribution costs due to distance from major markets.

Outlook

According to an industry source, global methanol demand and supply are forecast to increase by 2.4% and 4.3% annually, respectively, from 2002 to 2006 with global capacity utilization rates forecast to decrease from 84% to 78% during this period. In the U.S., methanol demand and capacity are forecast to decrease by 0.2% and 14.2% annually, respectively, with capacity utilization rates forecast to decrease from 88% to 63% during this period. Global demand for methanol for production of formaldehyde and acetic acid is forecast to grow 3.5% and 4.3% annually, respectively, from 2001 to 2005. A significant factor in the declining forecast for U.S. methanol demand is the projected decrease in demand for MTBE.

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

As described above, demand for methanol in the manufacture of MTBE is forecast to decline in the U.S. due to regulations adopted in California. Heightened public awareness regarding this issue has resulted in other state and federal initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California has requested that the U.S. Environmental Protection Agency waive the federal oxygenated fuels requirements for gasoline sold in California. Several bills have been introduced in Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. In 1999, the U.S. Senate also passed a non-binding resolution calling for a phase-out of MTBE. In addition, on March 20, 2000, the EPA announced its intention to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. The EPA also called on Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or prohibition against the use of MTBE in California, in other states, or nationally may result in a significant reduction in demand for MTBE and result in a material loss in methanol revenues.

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

Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to North America and the U.K.;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and

•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer and methanol.

Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

Price spikes in North American natural gas markets prompted industry-wide curtailment of both nitrogen fertilizer and methanol production in 2000. We idled our Blytheville, Arkansas plant from June through mid-August 2000 and our Blytheville, Arkansas and Beaumont, Texas plants and parts of our Verdigris, Oklahoma plant for the month of December 2000 due to high natural gas costs. During 2000, we produced only 89% and 92% of our North American ammonia and methanol capacity, respectively, because of plant shutdowns due to high natural gas costs. In January 2001, due to unprecedented natural gas prices of near $10.00/MMBtu, most of our North American production was idled. By the end of that month as natural gas prices declined, we were able to restart production. On June 10, 2001, we once again stopped production at our Blytheville, Arkansas plant. We reopened our Blytheville, Arkansas facility on September 28 and resumed full production on September 30, 2001. There were no shutdowns in 2002 driven by natural gas costs.

March 2003 natural gas future prices closed at over $9.00 per MMBtu in February 2003. As a result, we substantially reduced our North American production rates at the end of February 2003 and could make further reductions. The timing and extent to which we will resume normal production rates will depend on declines to natural gas costs from these levels and/or increases to nitrogen products and methanol selling prices.

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

Raw Materials

The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2002 accounted for about 56% of total costs and expenses for our North American nitrogen products business, 29% of total costs and expenses for our U.K. nitrogen products business, and 57% of total costs and expenses associated with our methanol business. We believe there is a sufficient supply of natural gas for the foreseeable future and will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

Since 1999, Terra’s natural gas hedging policy has required us to fix or cap the price of a minimum of 20% to a maximum of 80% of our natural gas requirements for a rolling one-year period, and up to 50% of our natural gas requirements for the subsequent two-year period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Management notifies the Board of Directors when it deviates from this policy. This policy was instituted by Terra’s board of directors in February, 2002. Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. December 31, 2002 forward positions covered 13% of our expected 2003 natural gas requirements. A significant portion of global nitrogen products and methanol production occurs at facilities with access to low fixed-priced natural gas supplies. These facilities’ natural gas costs have been and could continue to be substantially lower than ours.

If natural gas prices rise, we may benefit from our use of forward-pricing techniques. Conversely, if natural gas prices fall, we may incur costs above the then-available spot market price. The settlement dates of forward-pricing contracts coincide with gas purchase dates. Forward-pricing contracts are based on a specified price referenced to spot market prices or appropriate NYMEX futures contract prices.

Transportation

Terra uses several modes of transportation to distribute products to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. We use approximately 60 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in 18 U.S. states and one Canadian province. We also lease a methanol storage facility in Deer Park, Texas. We transport products from this storage facility primarily by marine vessels, rail tank cars and pipeline.

Railcars are the major mode of transportation at our North American manufacturing facilities. Terra leases approximately 2,100 railcars. Terra also owns 10 nitric acid railcars. In the U.K., Terra’s AN production is transported primarily by contract carrier trucks, and ammonia production is transported primarily by pipelines that we own.

Terra transports purchased natural gas to our Woodward, Oklahoma facility via both intrastate and interstate pipelines and to Terra’s Verdigris, Oklahoma facility via intrastate pipeline. The intrastate pipelines serving Woodward and Verdigris are not open-access carriers, but are nonetheless part of a widespread regional system through which Woodward and Verdigris can receive natural gas from any major Oklahoma source. Terra also has limited access to out-of-state natural gas supplies for these facilities. Terra’s Beaumont, Texas facility sources natural gas via four intrastate pipelines. The Courtright, Ontario facility sources natural gas at delivery points at Parkway and Dawn, Ontario and a local utility. We transport purchased natural gas for both our Port Neal, Iowa and Blytheville, Arkansas facilities via interstate, open-access pipelines. At the Billingham and Severnside, England locations, purchased natural gas is transported to the facilities via a nationwide, open-access pipeline system.

Research and Development

We are not currently pursuing any significant, ongoing research and development efforts.

Competition

The industries in which Terra operates are highly competitive. Competition in agricultural input markets takes place largely on the basis of price, reliability of supply, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors. Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also important competitive factors. Significant determinants of a plant’s competitive position are the natural gas acquisition and transportation contracts that a plant negotiates with its major suppliers as well as proximity to natural gas sources and/or end-users.

Terra’s domestic competitors in the nitrogen fertilizer markets include large farm cooperatives or other independent fertilizer companies. In addition, nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those produced by Terra. Countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future. However, importers face higher transportation costs, which erode their profit margin and competitive pricing position.

In the methanol segment, Terra competes with a number of large integrated petrochemical producers, many of which are better capitalized than Terra is. In addition, as the production and trade in methanol have become increasingly globalized, a number of foreign competitors produce methanol primarily for the export market. Many of these foreign competitors have access to favorably priced sources of natural gas and are relatively insensitive to raw material price fluctuations. These advantages are largely offset by high production and transportation costs. However, because of low domestic demand, foreign competitors aggressively pursue the U.S. and other export markets. Two new methanol plants commenced production in 2000, including Titan Methanol in Trinidad and NPC in Iran. Methanol prices may be adversely affected by two additional plants—one in Equatorial Guinea, which recently started production in 2001, and one in Argentina, which began production in 2002.

Nitrogen sales are made through independent retailers, resellers, farmer co-operatives affiliated dealer organizations and brokers. Some North American producers are subsidiaries or divisions of energy or chemical companies while others are owned by farmer co-operatives.

Environmental and Other Regulatory Matters

Terra’s operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Terra’s operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Terra’s U.K. operations are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker health and safety. We are also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We take precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, Terra may be responsible under CERCLA or analogous laws for all or part of the costs of such investigation and remediation, and damages to natural resources.

Terra has been designated as a potentially responsible party (“PRP”) under CERCLA and its state analogues with respect to various sites, including the Pinal Creek Drainage Basin Site (“Pinal Site”) in Globe/Miami, Arizona based on our prior ownership and operation of copper mining and production facilities there. Under such laws, all PRPs may be held jointly and severally liable for the costs of investigation and/or remediation of an environmentally damaged site regardless of fault or legality of original disposal. The Pinal Site is the subject of on-going cleanup to address releases of acidic metal-bearing solutions from former copper mining and production facilities in the Pinal Site, being performed pursuant to a consent decree entered in 1997 among Inspiration Consolidated Copper Company (“Inspiration”), our subsidiary, as a former owner/operator and the two current owner/operators (collectively with us, the “Group”), and the Arizona Department of Environmental Quality. The parties are jointly and severally liable for the financing and performance of the work; however, Inspiration is not actually participating in the cleanup because it no longer owns assets at the Pinal Site. In a related matter, residents in the area of the Pinal Site brought a class action lawsuit against the Group seeking property damages and medical monitoring for potential personal injuries allegedly related to exposure to contaminated groundwater. All claims have been settled, although plaintiffs have reserved the right to assert individually any personal injury claims. After consideration of such factors as the number and levels of financial responsibility of other PRPs, including ongoing litigation against other PRPs and historic insurance carriers, and the existence of contractual indemnities, we believe that our liability with respect to these matters will not be material. Existing contractual indemnities may be subject to legal challenge, however, there can be no guarantee that they will be upheld or sufficient to cover all costs, or that material expenditures will not be incurred for these matters.

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

Terra may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities in order to maintain compliance with applicable environmental requirements. We estimate that the cost of additional equipment to comply with these requirements in 2003 and the next two years will be less than $10 million.

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

Revenues and Assets

Terra’s revenues from external customers, measure of profit and loss and total assets for the years 2000-2002 are set forth in the Notes to the Consolidated Financial Statements. Terra’s revenues and assets according to geography (U.S., Canada and U.K.) are also set forth in the Notes to the Consolidated Financial Statements.

Employees

We had 1,207 full-time employees at December 31, 2002, with all 444 U.K. employees covered by a wage and working conditions arrangement similar to a collective bargaining agreement.

Item 3.    L EGAL MATTERS

Terra Nitrogen (U.K.) Limited was found liable for damages associated with May 1998 recalls of carbonated beverages containing carbon dioxide tainted with benzene, plus interest and attorney fees. Appeals against those judgments were unsuccessful. Certain other beverage manufacturers have indicated their intention to file claims for various and unspecified amounts. Management estimates total claims against Terra from these lawsuits may be £10 million, or $14 million in 2001 when Terra established reserves to cover estimated losses.

Terra’s management believes it has recourse for these claims against both its insurer and the previous owner of Terra’s U.K. operations. Although management continues to pursue Terra’s rights against the insurer and the previous owner of Terra’s U.K. operations, there will be no income recognition for those rights until resolutions are finalized

On January 29, 2003, a jury awarded $10.1 million to an individual whose distribution and crop consulting business was acquired by Terra in 1997. Terra recorded the charge to discontinued operations, net of taxes of $3.5 million in 2002. Terra, which sold its distribution business in 1999, may appeal the verdict.

We are involved in various other legal actions and claims, including environmental matters, arising from the normal course of business. While it is not possible to predict with certainty the final outcome of these proceedings, we do not believe that these matters, or the U.K. benzene claims, will have a material adverse effect on our results of operations, financial position or net cash flows.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No items were submitted to a vote of security holders of Terra during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF TERRA

The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer’s business experience during the past five years:

Name and age	Present positions and offices with the Company and principal occupations during the past five years

Michael L. Bennett (49)

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

Joseph D. Giesler (44)

Vice President of Industrial Sales and Operations since December 2002; Global Director Industrial Sales, September 2001 to December 2002; Director of Marketing, June 2000 to August 2001; Director of Western Division, July 1998 to May 2000; Regional Manager, February 1996 to July 1998.

Mark A. Kalafut (49)

Vice President, General Counsel and Corporate Secretary of Terra since June 2001; Vice President and Associate General Counsel of Terra from April 1997 through June 2001; Vice President and General Counsel of Terra International from April 1989 to April 1997.

Francis G. Meyer (50)	Senior Vice President and Chief Financial Officer of Terra since November 1995.

W. Mark Rosenbury (55)

Senior Vice President and Chief Administrative Officer of Terra since August 1999; Vice President, European Operations of Terra and Managing Director of Terra Nitrogen U.K. from January 1998 to August 1999; Vice President, Business Development and Strategic Planning of Terra from November 1995 to January 1998; President of Terra Nitrogen Corporation from November 1994 to February 1996.

Steven A. Savage (58)

Senior Vice President, Manufacturing of Terra since April 2002; Senior Vice President, Manufacturing of Terra Nitrogen Corporation since April 1995; Vice President Engineering of Terra Nitrogen Corporation from February 1990 to April 1995.

Wynn S. Stevenson (48)	Vice President, Taxes and Corporate Development of Terra since May 1998; Vice President, Taxes of Terra from April 1996 to May 1998; Director, Taxes thereof from June 1992 to April 1996.

There are no family relationships among the executive officers and directors of Terra or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Officers of Terra are elected annually to serve until their respective successors are elected and qualified.

PART II

Item 5.	MARKET FOR TERRA’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information with respect to the market for Terra’s common equity and related stockholder matters contained in Exhibit 13 hereto (primarily under the headings “Quarterly Financial and Stock Market Data (Unaudited)” and “Stockholders”) is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA.

Information with respect to selected financial data contained in Exhibit 13 hereto (primarily under the heading “Financial Summary”) is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information with respect to management’s discussion and analysis of financial condition and results of operations contained in Exhibit 13 hereto (primarily under the heading “Financial Review”) is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to quantitative and qualitative disclosures about market risk contained in Exhibit 13 hereto (primarily under the subheading “Risk Management and Financial Instruments” of the “Financial Review” discussion) is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements, together with the notes thereto and the report of independent auditors thereon, and the information set forth under the heading “Quarterly Financial and Stock Market Data (Unaudited)” contained in Exhibit 13 hereto are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in accountants, nor has there been any matter of accounting principles or practices or financial disclosure, which in either case is required to be reported pursuant to this Item 9.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF TERRA.

Information with respect to directors of Terra under the caption “Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 6, 2003, is incorporated herein by reference. Information with respect to executive officers of Terra appears under the caption “Executive Officers of Terra” in Part I hereof and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information with respect to executive compensation under the caption “Executive Compensation and Other Information” in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 6, 2003, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management under the caption “Equity Security Ownership” in the Proxy Statement for the Annual Meeting of Stockholders of Terra to be held on May 6, 2003, is incorporated herein by reference.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,657,000	$5.28	$2,948,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,657,000	$5.28	$2,948,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

Item 14.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Financial Statement Schedules.

1.	Consolidated Financial Statements of Terra and its subsidiaries (incorporated herein by reference to Exhibit 13 hereof).

Consolidated Statements of Financial Position at December 31, 2002 and 2001.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

Notes to the Consolidated Financial Statements.

Responsibility for Financial Statements.

Independent Auditors’ Report.

Quarterly Production Data (Unaudited).

Quarterly Financial and Stock Market Data (Unaudited).

Volumes and Prices (Unaudited).

Stockholders.

Financial Summary.

2.	Index to Financial Statement Schedules.

See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1.

3.	Other Financial Statements.

Individual financial statements of Terra’s subsidiaries are omitted because all such subsidiaries are included in the consolidated financial statements being filed. Individual financial statements of 50% or less owned persons accounted for on the equity method have been omitted because such 50% or less owned are persons considered in the aggregate, as a single subsidiary, would not constitute a significant subsidiary.

(b)    Executive Compensation Plans and Arrangements.

Exhibits 10.1.1 through 10.1.17, 10.1.19-20, 10.1.22 and 10.1.24 are incorporated herein by reference.

(c)    Reports on Form 8-K

Form 8-K dated January 31, 2002 announcing accounting change for 2002.

Form 8-K dated June 27, 2002 announcing an amendment to its bank credit facility maturing on June 30, 2005.

(d)    Exhibit

3.1.1

Articles of Restatement of Terra Industries filed with the State of Maryland on September 11, 1990, filed as Exhibit 3.1 to Terra Industries’ Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

3.1.2

Articles of Amendment of Terra Industries filed with the State of Maryland on May 6, 1992, filed as Exhibit 3.1.2 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

3.1.3

Articles Supplementary of Terra Industries filed with the State of Maryland on October 13, 1994, filed as Exhibit 4.1.3 to Terra Industries’ Form 8-K/A dated November 3, 1994, is incorporated herein by reference.

3.2	By-Laws of Terra Industries, as amended through August 7, 1991, filed as Exhibit 3 to Terra Industries’ Form 8-K dated September 30, 1991, is incorporated herein by reference.

3.3

Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.4

Certificate of Incorporation of Beaumont Ammonia Inc. filed as Exhibit 3.i.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.5

Certificate of Incorporation of Beaumont Holdings Corporation filed as Exhibit 3.i.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.6	Certificate of Incorporation of BMC Holdings Inc. filed as Exhibit 3.i.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.7

Certificate of Incorporation of Port Neal Corporation filed as Exhibit 3.i.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.8

Certificate of Incorporation of Terra (UK) Holdings Inc. filed as Exhibit 3.i.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.9

Certificate of Incorporation of Terra Capital Holdings, Inc. filed as Exhibit 3.i.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.10

Certificate of Incorporation of Terra International (Oklahoma) Inc. filed as Exhibit 3.i.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.11

Certificate of Incorporation of Terra International, Inc. filed as Exhibit 3.i.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.12

Certificate of Incorporation of Terra Methanol Corporation filed as Exhibit 3.i.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.13

Certificate of Incorporation of Terra Nitrogen Corporation filed as Exhibit 3.i.(n) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.14

Certificate of Incorporation of Terra Real Estate Corporation filed as Exhibit 3.i.(o) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.15	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.16	By-Laws of Beaumont Ammonia Inc. filed as Exhibit 3.ii.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.17	By-Laws of Beaumont Holdings Corporation filed as Exhibit 3.ii.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.18	By-Laws of BMC Holdings, Inc. filed as Exhibit 3.ii.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.19	By-Laws of Port Neal Corporation filed as Exhibit 3.ii.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.20	By-Laws of Terra (UK) Holdings Inc. filed as Exhibit 3.ii.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.21	By-Laws of Terra Capital Holdings, Inc. filed as Exhibit 3.ii.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.22	By-Laws of Terra International (Oklahoma) Inc. filed as Exhibit 3.ii.(i) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.23	By-Laws of Terra International, Inc. filed as Exhibit 3.ii.(j) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.24	By-Laws of Terra Methanol Corporation filed as Exhibit 3.ii.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.25	By-Laws of Terra Nitrogen Corporation filed as Exhibit 3.ii.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.26	By-Laws of Terra Real Estate Corporation filed as Exhibit 3.ii.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

4.1

Indenture dated as of June 22, 1995 between Terra Industries and First Trust National Association, as trustee, including form of Exchange Note, filed as Exhibit 4.1 to Terra Industries’ Registration Statement on Form S-4, as amended (File No. 33-60853), is incorporated herein by reference.

4.2

Indenture dated as of October 10, 2001 among Terra Capital, Inc., Certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.3

Amended and Restated Credit Agreement dated as of October 10, 2001 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA, Inc., filed as Exhibit 4.2 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.4	Amendment No. 1 to Credit Agreement dated June 27, 2002, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated June 27, 2002, is incorporated herein by reference.

10.1.1

Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries’ Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference.

10.1.2	1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.3

Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.4

Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.5

Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.6

Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.6.a.

Amendment to the Terra Industries Inc. Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to Terra Industries’ Form 10-K for the year ended December 31, 2000, as incorporated herein by reference.

10.1.7

Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.8

Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.1.8.a.

Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.8.b.

Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b. to the Terra Industries’ Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

10.1.9

Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.10

Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.11	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.12

Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.13

Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.14 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.14

Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.15

Retirement and Consulting Agreement for Burton M. Joyce, dated April 26, 2001 filed as Exhibit 10.1.16 to Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.16	Form of Executive Retention Agreement for Other Executive Officers, filed as Exhibit 10.1.19 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.17

2002 Incentive Award Program for Officers and Key Employees of Terra Industries, filed as Exhibit 10.1.18 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.18

Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.1.19

Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan filed as Exhibit 10.1.21 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.20

Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 of the Terra Industries; Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.21

Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.22	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.23*	Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002.

10.1.24*	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002

10.2

Agreement of Limited Partnership of TNCLP (formerly known as Agricultural Minerals Company, L.P.) dated as of December 4, 1991, filed as Exhibit 99.3 to Terra Industries’ Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

10.3

Agreement of Limited Partnership of TNLP (formerly known as Agricultural Minerals, Limited Partnership) dated as of December 4, 1991, filed as Exhibit 99.4 to Terra Industries’ Registration Statement on Form S-3, as amended, (File No. 33-52493), is incorporated herein by reference.

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

10.6

Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.7

Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.8

Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.

13 *	Financial Review and Consolidated Financial Statements as contained in the Annual Report to Stockholders of Terra Industries for the fiscal year ended December 31, 2002.

21 *	Subsidiaries of Terra Industries.

24 *	Powers of Attorney.

99.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: March 11, 2003	By:	/s/ FRANCIS G. MEYER
Francis G. Meyer Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

* Henry R. Slack	Chairman of the Board

/s/ Michael L. Bennett Michael L. Bennett	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Francis G. Meyer Francis G. Meyer	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Controller/Principal Accounting Officer)

* Edward G. Beimfohr	Director

* Edward M. Carson	Director

* Eric K. Diack	Director

* David E. Fisher	Director

* Martha O. Hesse	Director

* Burton M. Joyce	Director, Vice Chairman of the Board

* Ben L. Keisler	Director

* William R. Loomis, Jr.	Director

* John R. Norton III	Director

Date: March 11, 2003	By:	/s/ MARK A. KALAFUT
Mark A. Kalafut Attorney-in-Fact

CERTIFICATIONS

I, Michael L. Bennett, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Terra Industries Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 11, 2003

/s/ MICHAEL L. BENNETT
Michael L. Bennett President and Chief Executive Officer

I, Francis G. Meyer, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Terra Industries Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 11, 2003

/s/ FRANCIS G. MEYER
Francis G. Meyer Senior Vice President and Chief Financial Officer

INDEX TO FINANCIAL STATEMENT SCHEDULES, REPORTS AND CONSENTS

Page
Report of Deloitte & Touche LLP on Financial Statement Schedules	S-2
Consent of Deloitte & Touche LLP	S-2

Schedule No.

I	Condensed Financial Information of Registrant, is included in the Terra Industries Annual Report, Footnote 21, Column 1, “Parent.”

II	Valuation and Qualifying Accounts: Years Ended December 31, 2002, 2001 and 2000	S-3

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

S-1

INDEPENDENT AUDITORS’ REPORT ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the consolidated financial statements of Terra Industries Inc. and subsidiaries as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 30, 2003, except for Note 24, as to which the date is February 28, 2003. Such financial statements and report are included in the 2002 Annual Report to Stockholders of Terra Industries Inc. and are incorporated herein by reference. Our audits also included the financial statement schedule of Terra Industries Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

January 30, 2003, except for Note 24,

as to which the date is February 28, 2003

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-32869, 33-46735, 33-46734 and 33-30058 of Terra Industries Inc. and subsidiaries on Forms S-8 and Registration Statements Nos. 2-90808, 2-84876 and 2-84669 of Terra Industries Inc. and subsidiaries on Form S-3 of our reports dated January 30, 2003, except for Note 24, as to which the date is February 28, 2003, appearing in and incorporated by reference in the Annual Report on Form 10-K of Terra Industries Inc. and subsidiaries for the year ended December 31, 2002.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 11, 2003

S-2

SCHEDULE II

TERRA INDUSTRIES INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001, and 2000

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Less Write- offs, and Transfers, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2002:

Allowance for Doubtful Accounts
Continuing operations	$936	$(445)	$(356)	$135
Discontinued operations—Included in other assets	4,319	-0-	(366)	3,953

	$5,255	$(445)	$(722)	$4,088
Year Ended December 31, 2001:

Allowance for Doubtful Accounts
Continuing operations	$889	$7	$40	$936
Discontinued operations—Included in other assets	6,359	0	(2,040)	4,319

	$7,248	$7	$(2,000)	$5,255
Year Ended December 31, 2000:
Allowance for Doubtful Accounts
Continuing operations	$491	$593	$(195)	$889
Discontinued operations—Included in other current assets	12,533	0	(6,174)	6,359

	$13,024	$593	$(6,369)	$7,248

S-3