Form 10-Q
period 2003-03-31
TERRA INDUSTRIES INC
filed 2003-04-28
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-8520

TERRA INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1145429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Terra Centre P.O. Box 6000 600 Fourth Street Sioux City, Iowa	51102-6000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (712) 277-1340

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2003, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	76,852,616 shares

PART I. FINANCIAL INFORMATION

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

(unaudited)

	March 31, 2003	December 31, 2002	March 31, 2002
ASSETS
Cash and short-term investments	$14,958	$58,479	$2,063
Accounts receivable, less allowance for doubtful accounts of $151, $135, $978	102,176	101,013	84,044
Inventories	128,963	88,598	126,597
Other current assets	40,977	31,201	37,024

Total current assets	287,074	279,291	249,728

Property, plant and equipment, net	778,161	790,475	806,748
Deferred plant turnaround costs	23,919	29,177	20,063
Other assets	32,774	29,167	25,301

Total assets	$1,121,928	$1,128,110	$1,101,840

LIABILITIES
Debt due within one year	$147	$143	$81
Accounts payable	120,637	94,916	67,472
Accrued and other liabilities	107,685	98,330	63,460

Total current liabilities	228,469	193,389	131,013

Long-term debt and capital lease obligations	400,319	400,358	400,291
Deferred income taxes	54,348	72,748	111,061
Pension liabilities	62,865	60,722	29,906
Other liabilities	46,057	44,197	38,087
Minority interest	95,961	98,832	99,713

Total liabilities and minority interest	888,019	870,246	810,071

STOCKHOLDERS’ EQUITY
Capital stock
Common Shares, authorized 133,500 shares; outstanding 76,853, 76,920 and 76,476 shares	128,888	128,654	128,388
Paid-in capital	555,456	555,167	554,864
Accumulated other comprehensive loss	(73,804)	(63,668)	(72,454)
Retained deficit	(376,631)	(362,289)	(319,029)

Total stockholders’ equity	233,909	257,864	291,769

Total liabilities and stockholders’ equity	$1,121,928	$1,128,110	$1,101,840

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES
Net sales	$279,655	$213,290
Other income, net	488	270

Total revenues	280,143	213,560

COSTS AND EXPENSES
Cost of sales	284,074	206,140
Selling, general and administrative expense	9,327	8,788

	293,401	214,928

Loss from operations	(13,258)	(1,368)
Interest income	189	48
Interest expense	(12,552)	(13,296)
Minority interest	1,718	(546)

Loss from operations before income taxes	(23,903)	(15,162)
Income tax benefit	9,561	6,065

Loss from operations	(14,342)	(9,097)
Cumulative effect of change in accounting principle	—	(205,968)

NET LOSS	$(14,342)	$(215,065)

Basic and diluted loss per share:
Loss from operations	$(0.19)	$(0.12)
Cumulative effect of change in accounting principle	—	(2.74)

Net loss per share	$(0.19)	$(2.86)

Basic and diluted weighted average shares outstanding	75,624	75,200

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(14,342)	$(215,065)
Adjustments to reconcile net loss from operations to net cash flows from operating activities:
Cumulative effect of change in accounting principle	—	205,968
Depreciation and amortization	27,617	24,777
Deferred income taxes	(11,843)	(9,515)
Minority interest in earnings	(1,718)	546
Changes in current assets and liabilities:
Accounts receivable	(908)	16,696
Inventories	(39,807)	(17,111)
Other current assets	(10,168)	11,234
Accounts payable	14,392	(7,079)
Accrued and other liabilities	9,858	26,922
Other	518	(292)

Net cash flows from operating activities	(26,401)	37,081

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,578)	(6,328)
Plant turnaround costs	(12,318)	(3,253)
Other	(76)	1,875

Net cash flows from investing activities	(15,972)	(7,706)

FINANCING ACTIVITIES
Principal payments on long-term debt and capital lease obligations	(35)	(36,230)
Stock issuance-net	—	39
Distributions to minority interests	(1,153)	—
Other	—	1,781

Net cash flows from financing activities	(1,188)	(34,410)

Effect of exchange rate changes on cash	40	(27)

Decrease to cash and short-term investments	(43,521)	(5,062)
Cash and short-term investments at beginning of period	58,479	7,125

Cash and short-term investments at end of period	$14,958	$2,063

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands)

(unaudited)

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at January 1, 2003	$128,654	$555,167	$(63,668)	$(362,289)	$257,864
Comprehensive loss:
Net loss	—	—	—	(14,342)	(14,342)
Foreign currency translation adjustment	—	—	(820)	—	(820)
Change in fair value of derivatives, net of taxes of $5,426	—	—	(8,138)	—	(8,138)
Minimum pension liability, net of taxes of $580	—	—	(1,178)	—	(1,178)

Comprehensive loss					(24,478)
Stock incentive plan	234	289	—	—	523

Balance at March 31, 2003	$128,888	$555,456	$(73,804)	$(376,631)	$233,909

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at January 1, 2002	$128,263	$554,850	$(78,470)	$(103,964)	$500,779

Comprehensive loss:
Net loss	—	—	—	(215,065)	(215,065)
Foreign currency translation adjustment	—	—	(6,055)	—	(6,055)
Change in fair value of derivatives, net of taxes of $7,801	—	—	12,071	—	12,071

Comprehensive loss					(209,049)
Exercise of stock options	25	14	—	—	39

Balance at March 31, 2002	$128,388	$554,864	$(72,454)	$(319,029)	$291,769

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”) and the results of Terra’s operations for the periods presented. Because of the seasonal nature of Terra’s operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with Terra’s 2002 Annual Report to Stockholders.

Basic earning (loss) per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2003	2002	2002
Raw materials	$27,044	$22,546	$36,577
Supplies	26,753	26,765	27,378
Finished goods	75,166	39,287	62,642

Total	$128,963	$88,598	$126,597

The components of accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2003	2002	2002
Foreign currency translation adjustment	$39,378	$38,558	$69,126
Derivatives, net of taxes of $2,773, ($2,652) and ($5,039)	4,160	(3,978)	(7,558)
Minimum pension liability, net of taxes of $17,890, $17,310 and $7,257	30,266	29,088	10,886

Total	$73,804	$63,668	$72,454

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

Terra accounts for its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations, which utilize the intrinsic value method. The pro forma impact on net loss and diluted loss per share of accounting for stock-based compensation using the fair value method required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” follows:

	Three Months Ended March 31
(in thousands, except per-share amounts)	2003	2002
Net loss – as reported	$(14,342)	$(215,065)
Net loss – pro forma	(14,342)	(215,080)

Basic and diluted loss per share – as reported	$(0.19)	$(2.86)
Basic and diluted loss per share – pro forma	(0.19)	(2.86)

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” is effective for our financial statements as of January 1, 2003. This standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

2.	Terra Nitrogen (U.K.) Limited was found liable for damages associated with May 1998 recalls of carbonated beverages containing carbon dioxide tainted with benzene, plus interest and attorney fees. Appeals against those judgments were unsuccessful. Certain other beverage manufacturers have indicated their intention to file claims for various and unspecified amounts. Management estimated total claims against Terra from these lawsuits may be £10 million, or $14 million when Terra, in 2001, established reserves to cover estimated loses.

Terra’s management believes it has recourse for these claims against both its insurer and the previous owner of Terra’s U.K. operations. Although management continues to pursue Terra’s rights against the insurer and the previous owner of Terra’s U.K. operations, there will be no income recognition for those rights until resolutions are finalized.

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

3.	Natural gas is the principal raw material used in Terra’s production of nitrogen products and methanol. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments. Terra’s current policy is to hedge 20-80% of our natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. We notify the Board of Directors when we deviate from this policy. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

Terra has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2003, consistent with its policy. As a result of its policies, Terra has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, Terra will incur higher costs. Contracts were in place at March 31, 2003 to cover 16% of natural gas requirements for the succeeding twelve months. We also use basis swaps to manage some of the basis risk.

Unrealized losses from forward pricing positions in North America totaled $3.6 million as of March 31, 2003. Terra also had $2.6 million of realized losses on closed North America contracts relating to future periods that have been deferred to the respective period.

For the period ending March 31, 2003, recording the fair value of natural gas derivatives resulted in a $9.1 million decrease to current assets, a $4.4 million increase to current liabilities and a $8.1 million increase, before deferred taxes of $5.4 million to Accumulated Other Comprehensive Loss, which reflected the effective portion of the derivatives designated as cash flow hedges. The decrease to current assets was to recognize the value of open natural gas contracts and the increase to current liabilities was to reclassify deferred gains on closed contracts relating to future periods.

4.	Terra classifies its continuing operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions, ammonium nitrate and other products to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:

	Three Months Ended March 31
(in thousands)	2003	2002
Revenues—Nitrogen Products	$228,541	$184,987
—Methanol	51,114	28,303
—Other	488	270

Total revenues	$280,143	$213,560

Income (loss) from operations
—Nitrogen Products	$(13,558)	$666
—Methanol	1,633	(2,523)
—Other	(1,333)	489

Total loss from operations	$(13,258)	$(1,368)

5.	On February 27, 2003, Terra suspended production at its Blytheville, Arkansas and Woodward, Oklahoma facilities due to high natural gas prices. On March 5, 2003, Terra reduced ammonia and methanol production rates at its other North American facilities. On March 13, 2003, Terra announced the restart of the idled facilities and the resumption of near capacity production of its other North American facilities

6.	Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes for March 31, 2003 and 2002 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma, Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position as of March 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash	$—	$9,039	$1,132	$4,787	$—	$14,958
Accounts Receivable	—	(2)	38,818	63,360	—	102,176
Inventories	—	—	46,947	82,016	—	128,963
Other current assets	4,057	12,193	13,250	11,477	—	40,977

Total current assets	4,057	21,230	100,147	161,640	—	287,074

Property, plant and equipment, net	—	—	393,049	388,611	(3,499)	778,161
Investments in and advanced to (from) affiliates	596,654	374,004	1,340,320	11,169	(2,322,147)	—
Other assets and deferred plant turnaround costs	(479)	13,188	10,241	33,743	—	56,693

Total assets	$600,232	$408,422	$1,843,757	$595,163	$(2,325,646)	$1,121,928

Liabilities
Debt due within one year	$—	$—	$91	$56	$—	$147
Accounts payable	18	—	55,171	65,448	—	120,637
Accrued and other liabilities	35,468	11,455	37,895	34,394	—	119,212

Total current liabilities	35,486	11,455	93,157	99,898	—	239,996

Long-term debt	200,000	200,000	200	119	—	400,319
Deferred income taxes	54,356	19,422	—	(19,403)	—	54,348
Pension and other liabilities	76,481	12,865	2,245	5,803	1	97,395
Minority interest	—	18,770	77,191	—	—	95,961

Total liabilities	366,323	262,512	172,793	86,390	1	888,019

Stockholders’ Equity
Common stock	128,888	—	73	49,709	(49,782)	128,888
Paid in capital	555,456	150,218	1,812,918	719,365	(2,682,501)	555,456
Accumulated other comprehensive loss	(73,804)	(41,846)	—	(21,983)	63,829	(73,804)
Retained earnings (deficit)	(376,631)	37,538	(142,027)	(238,318)	342,807	(376,631)

Total stockholders’ equity	233,909	145,910	1,670,964	508,773	(2,325,647)	233,909

Total liabilities and stockholders equity	$600,232	$408,422	$1,843,757	$595,163	$(2,325,646)	$1,121,928

Condensed Consolidating Statement of Operations for the three months ended March 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$105,852	$172,548	$1,255	$279,655
Other income, net	—	—	1,625	118	(1,255)	488

	—	—	107,477	172,666	—	280,143

Cost and Expenses
Cost of sales	—	—	109,853	175,176	(955)	284,074
Selling, general and administrative expenses	1,365	(518)	5,385	2,498	597	9,327
Equity in the (earnings) loss of subsidiaries	16,689	11,465	11,264	(82)	(39,336)	—

	18,054	10,947	126,502	177,592	(39,694)	293,401

Loss from operations	(18,054)	(10,947)	(19,025)	(4,926)	39,694	(13,258)
Interest income	14	720	1,001	55	(1,601)	189
Interest expense	(5,740)	(6,798)	(12)	(1,778)	1,776	(12,552)
Minority interest	—	336	1,382	—	—	1,718

Loss from operations before income taxes	(23,780)	(16,689)	(16,654)	(6,649)	39,869	(23,903)
Income tax benefit	9,438	—	—	123	—	9,561

Net loss	$(14,342)	$(16,689)	$(16,654)	$(6,526)	$39,869	$(14,342)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(14,342)	$(16,689)	$(16,654)	$(6,526)	$39,869	$(14,342)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	—	697	12,826	14,094	—	27,617
Deferred income taxes	(15,798)	—	—	(2,603)	6,558	(11,843)
Minority interest in earnings	—	(336)	(1,382)	—	—	(1,718)
Equity in earnings (loss) of subsidiaries	16,689	11,465	11,264	(82)	(39,336)	—
Change in operating assets and liabilities	15,698	(7,274)	(78,292)	(7,920)	51,155	(26,633)
Other	—	—	—	—	518	518

Net Cash Flows from Operating Activities	2,247	(12,137)	(72,238)	(3,037)	58,764	(26,401)

Investing Activities
Purchase of property, plant and equipment	—	—	(1,456)	(2,122)	—	(3,578)
Plant turnaround costs	—	—	(5,814)	(6,504)	—	(12,318)
Other	—	—	—	—	(76)	(76)

Net Cash Flows from Investing Activities	—	—	(7,270)	(8,626)	(76)	(15,972)

Financing Activities
Principal payments on long-term debt	—	—	(22)	(13)	—	(35)
Change in investments and advances from (to) affiliates	(2,248)	6,013	82,155	(92,282)	6,362	—
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)
Other	—	—	(565)	(435)	1,000	—

Net Cash Flows from Financing Activities	(2,248)	5,788	80,640	(92,730)	7,362	(1,188)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	40	40

Increase (decrease) in Cash and Short-term Investments	(1)	(6,349)	1,132	(104,393)	66,090	(43,521)

Cash and Short-term Investments at Beginning of Year	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments At End of Year	$—	$9,039	$1,132	$4,787	$—	$14,958

Condensed Consolidating Statement of Financial Position as of March 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash	$—	$—	$—	$44,622	$(42,559)	$2,063
Accounts Receivable	—	86	22,983	60,975	—	84,044
Inventories	—	—	37,826	88,770	1	126,597
Other current assets	13,877	—	8,234	17,521	(2,608)	37,024

Total current assets	13,877	86	69,043	211,888	(45,166)	249,728

Property, plant and equipment, net	—	—	427,743	380,927	(1,922)	806,748
Investments in and advanced to (from) affiliates	637,887	448,492	1,255,468	98,133	(2,439,980)	—
Other assets and deferred plant turnaround costs	698	11,733	7,530	25,402	1	45,364

Total assets	$652,462	$460,311	$1,759,784	$716,350	$(2,487,067)	$1,101,840

Liabilities
Debt due within one year	$—	$—	$81	$—	$—	$81
Accounts payable	1	36,847	33,942	41,847	(45,165)	67,472
Accrued and other liabilities	8,793	13,621	19,021	18,599	3,426	63,460

Total current liabilities	8,794	50,468	53,044	60,446	(41,739)	131,013

Long-term debt	200,000	200,000	291	—	—	400,291
Deferred income taxes	110,083	19,802	(7,257)	(8,143)	(3,424)	111,061
Pension and other liabilities	41,816	13,189	2,423	10,567	(2)	67,993
Minority interest	—	19,504	80,209	—	—	99,713

Total liabilities	360,693	302,963	128,710	62,870	(45,165)	810,071

Stockholders’ Equity
Common stock	128,388	—	73	49,709	(49,782)	128,388
Paid in capital	554,864	150,218	1,756,742	899,962	(2,806,922)	554,864
Accumulated other comprehensive loss	(72,454)	(72,454)	—	(64,701)	137,155	(72,454)
Retained earnings (deficit)	(319,029)	79,584	(125,741)	(231,490)	277,647	(319,029)

Total stockholders’ equity	291,769	157,348	1,631,074	653,480	(2,441,902)	291,769

Total liabilities and stockholders equity	$652,462	$460,311	$1,759,784	$716,350	$(2,487,067)	$1,101,840

Condensed Consolidating Statement of Operations for the three months ended March 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$71,846	$137,533	$3,911	$213,290
Other income, net	—	—	837	3,343	(3,910)	270

	—	—	72,683	140,876	1	213,560

Cost and Expenses
Cost of sales	—	—	75,580	131,453	(893)	206,140
Selling, general and administrative expenses	626	(470)	5,605	2,413	614	8,788
Equity in the (earnings) loss of subsidiaries	215,271	208,868	(1,368)	(2,504)	(420,267)	—

	215,897	208,398	79,817	131,362	(420,546)	214,928

Income (loss) from operations	(215,897)	(208,398)	(7,134)	9,514	420,547	(1,368)
Interest income	19	1,052	1,351	23	(2,397)	48
Interest expense	(5,465)	(7,818)	(12)	(2,396)	2,395	(13,296)
Minority interest	—	(107)	(439)	—	—	(546)

Income (loss) from operations before taxes and cumulative effect of change in accounting principle	(221,343)	(215,271)	(6,234)	7,141	420,545	(15,162)
Income tax (provision) benefit	6,278	—	—	(213)	—	6,065

Income (loss) cumulative effect of change in accounting principle	(215,065)	(215,271)	(6,234)	6,928	420,545	(9,097)
Cumulative effect of change in accounting principle	—	—	(189,971)	(15,996)	(1)	(205,968)

Net income (loss)	$(215,065)	$(215,271)	$(196,205)	$(9,068)	$420,544	$(215,065)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(215,065)	$(215,271)	$(196,205)	$(9,068)	$420,544	$(215,065)
Adjustments to reconcile net loss to net cash flows from operating activities:
Cumulative effect of change in accounting principle	—	—	189,971	15,996	1	205,968
Depreciation and amortization	—	566	12,712	11,499	—	24,777
Deferred income taxes	(6,835)	—	(3,887)	129	1,078	(9,515)
Minority interest in earnings	—	107	439	—	—	546
Equity in earnings (loss) of subsidiaries	215,271	208,868	(1,368)	(2,504)	(420,267)	—
Change in operating assets and liabilities	(313)	7,649	5,782	13,493	4,051	30,662
Other	—	—	—	—	(292)	(292)

Net Cash Flows from Operating Activities	(6,942)	1,919	7,444	29,545	5,115	35,081

Investing Activities
Purchase of property, plant and equipment	—	—	(1,048)	(5,280)	—	(6,328)
Plant turnaround costs	—	—	(8)	(3,245)	—	(3,253)
Other	—	—	8	1,867	—	1,875

Net Cash Flows from Investing Activities	—	—	(1,048)	(6,658)	—	(7,706)

Financing Activities
Principal payments on long-term debt	—	(36,278)	48	—	—	(36,230)
Change in investments and advances from (to) affiliates	4,830	37,426	(24,116)	(5,284)	(12,856)	—
Stock (repurchase) issuance – net	39	—	—	—	—	39
Other	2,073	(3,067)	739	2,274	(238)	1,781

Net Cash Flows from Financing Activities	6,942	(1,919)	(23,329)	(3,010)	(13,094)	(34,410)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(27)	(27)

Increase (decrease) in Cash and Short-term Investments	—	—	(16,933)	19,877	(8,006)	(5,062)

Cash and Short-term Investments at Beginning of Period	—	—	16,933	24,745	(34,553)	7,125

Cash and Short-term Investments At End of Period	$—	$—	$—	$44,622	$(42,559)	$2,063

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED WITH

QUARTER ENDED MARCH 31, 2002

Consolidated Results

Terra reported a loss from operations of $13.3 million for the 2003 first quarter compared with a 2002 loss from operations of $1.4 million. The increased 2003 loss from operations was primarily related to higher natural gas costs.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the three-month period ended March 31, 2003 and 2002 follow:

(in thousands)	2003	2002
REVENUES:
Nitrogen Products	$228,541	$184,987
Methanol	51,114	28,303
Other	488	270

	$280,143	$213,560

OPERATING INCOME (LOSS):
Nitrogen Products	$(13,558)	$666
Methanol	1,633	(2,523)
Other income—net	(1,333)	489

	$(13,258)	$(1,368)

Nitrogen Products

Volumes and prices for the three-month periods ended March 31, 2003 and 2002 follow:

VOLUMES AND PRICES

	2003		2002
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	277	$210	341	$133
Nitrogen solutions	756	86	636	66
Urea	152	157	178	108
Ammonium nitrate	248	126	243	121

*After deducting outbound freight costs

Nitrogen products segment revenues increased $43.5 million to $228.5 million in the 2003 first quarter compared with $185.0 million in the 2002 first quarter primarily as a result of higher sales prices. Lower nitrogen supplies were the primary factor causing the increased prices as compared to the 2002 first quarter.

The nitrogen products segment had an operating loss of $13.6 million for the first quarter of 2003 compared with operating income of $.7 million for the 2002 first quarter. As compared to the 2002 first quarter, higher selling prices contributed almost $45 million to 2003 gross profits, but were more than offset by higher natural gas costs. First quarter natural gas costs increased about $60 million from the 2002 first quarter as unit costs, net of forward pricing gains and losses, were $4.87/MMBtu during the 2003 first quarter compared to $2.72/MMBtu during the same 2002 period. As a result of forward price contracts, first quarter 2003 natural gas costs for the nitrogen products segment were $8.1 million lower than spot prices.

Methanol

For the three months ended March 31, 2003 and 2002 the Methanol segment had revenues of $51.1 million and $28.3 million, respectively. Sales volumes decreased 18.3% from prior year levels and selling prices increased from $.34/gallon in 2002 to $.76/gallon in 2003. 2003 sales volumes were impacted by more stable demand and selling prices increased in response to higher natural gas costs.

The methanol segment had operating income of $1.6 million for the 2003 first quarter compared to an operating loss of $2.5 million for the 2002 first quarter. The increase to operating income was due to higher prices offset by higher natural gas costs, which net of forward pricing gains and losses, were $5.54/MMBtu during the 2003 first quarter compared to $2.53/MMBtu during the 2002 period. As a result of forward pricing contracts, first quarter 2003 natural gas costs for the methanol were $2.6 million lower than spot prices.

Other Income – Net

Terra had other operating losses of $1.3 million in the 2003 first quarter compared to $.5 million operating income in the 2002 first quarter. The increase to expenses relate primarily to legal expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, totaled $12.4 million during the 2003 first quarter compared with $13.2 million for the prior year period. The decrease is attributable to the lower short-term borrowing levels.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest income of $1.7 million was recorded for the 2003 first quarter as the result of TNCLP losses, which were included in their entirety in consolidated operating results. The decreased charge as compared to the 2002 first quarter reflected lower nitrogen earnings for TNCLP.

Income Taxes

Income taxes for the first quarter 2003 were recorded at an effective tax rate of 40%, Terra’s estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds will be to fund our working capital requirements, make payments on our debt and other obligations and make capital expenditures. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash used for operations in the first three months of 2003 was $26.4 million, composed of $.3 million of cash used for operating activities and $26.1 million of seasonal increases to working capital balances. The increase in working capital primarily consisted of higher inventory balances.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 65% of eligible finished goods inventory, less outstanding letters of credit. At March 31, 2003, we had no outstanding revolving credit borrowings and $20.5 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $125 million under the facility. We expect the facility to be adequate to meet our operating cash needs. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from Terra’s financial statements. For the 12 months ended March 31, 2003, operating cash flows as defined in the credit facility was $83.3 million.

During the first three months of 2003 and 2002, we funded plant and equipment purchases of $3.6 million and $6.3 million, respectively, primarily for replacement or stay-in-business capital needs. We expect 2003 plant and equipment purchases to approximate $20 million consisting primarily of the expenditures for routine replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $12.3 million and $3.2 million of plant turnaround during the first three months of 2003 and 2002, respectively. Plant turnaround costs for 2003 are expected to approximate $30 million.

During the first three months of 2003 we distributed $1.2 million to the minority TNCLP common unitholders. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement). No cash distributions were paid during the first three months of 2002.

Cash balances at March 31, 2003 were $15.0 million, all of which is unrestricted.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 48.9% of Terra Industries’ outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra Industries with the timing based on market and other conditions.

FORWARD-LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward looking. Forward-looking information reflects management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: changes in financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the “Factors that Affect Operating Results” section of Terra’s most recent Form 10-K.

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

Form 8-K dated January 30, 2003 announcing verdict in Jerry Workman lawsuit.

Form 8-K dated February 28, 2003 announcing two manufacturing plants put on standby due to high natural gas prices.

Form 8-K dated March 6, 2003 announcing reduced ammonia and methanol production rates at its remaining North American manufacturing plants due to continued high natural gas prices.

Form 8-K dated March 14, 2003 announcing (1) the restart of production at the two previously idled manufacturing plants and increasing production at the remaining North American plants; (2) the retirement of five members of Terra’s board of directors and the reduction of its board from 11 members to seven; and (3) the appointment of Dod Fraser as a nominee to the slate of seven directors to be elected at the May 6, 2003 annual meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: April 25, 2003	/s/ Francis G. Meyer
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ Francis G. Meyer

Francis G. Meyer

Senior Vice President and Chief Financial Officer