Form 10-Q
period 2003-06-30
TERRA INDUSTRIES INC
filed 2003-08-11
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)  Yes  ☒  No  ☐

As of July 31, 2003, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	77,505,616 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

(unaudited)

	June 30, 2003	December 31, 2002	June 30, 2002
ASSETS
Cash and short-term investments	$12,368	$58,479	$12,718
Accounts receivable, less allowance for doubtful accounts of $156, $135, $436	123,852	101,013	105,298
Inventories	96,501	88,598	91,986
Other current assets	21,463	31,201	22,680

Total current assets	254,184	279,291	232,682

Property, plant and equipment, net	725,297	790,475	802,300
Deferred plant turnaround costs	32,006	29,177	19,287
Other assets	36,023	29,167	28,030

Total assets	$1,047,510	$1,128,110	$1,082,299

LIABILITIES
Debt due within one year	$149	$143	$135
Accounts payable	94,188	94,916	66,309
Accrued and other liabilities	66,443	98,330	36,454

Total current liabilities	160,780	193,389	102,898

Long-term debt and capital lease obligations	437,031	400,358	400,432
Deferred income taxes	32,457	72,748	115,257
Pension liabilities	62,819	60,722	31,100
Other liabilities	46,931	44,197	34,634
Minority interest	85,011	98,832	100,453

Total liabilities and minority interest	825,029	870,246	784,774

STOCKHOLDERS’ EQUITY
Capital stock
Common Shares, authorized 133,500 shares; outstanding 76,844, 76,920 and 76,420 shares	128,908	128,654	128,652
Paid-in capital	555,486	555,167	555,164
Accumulated other comprehensive loss	(54,191)	(63,668)	(58,777)
Retained deficit	(407,722)	(362,289)	(327,514)

Total stockholders’ equity	222,481	257,864	297,525

Total liabilities and stockholders’ equity	$1,047,510	$1,128,110	$1,082,299

See Accompanying Notes to the Consolidated Financial Statements

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES
Net sales	$378,597	$299,516	$658,252	$512,806
Other income (loss), net	348	(18)	836	252

Total revenues	378,945	299,498	659,088	513,058

COSTS AND EXPENSES
Cost of sales	362,031	289,214	646,105	495,354
Selling, general and administrative expense	9,733	9,694	19,060	18,482
Impairment of long-lived assets	53,091	—	53,091	—

Total costs and expenses	424,855	298,908	718,256	513,836

Income (loss) from operations	(45,910)	590	(59,168)	(778)
Interest income	192	113	381	161
Interest expense	(15,283)	(13,348)	(27,835)	(26,644)
Minority interest	10,950	(739)	12,668	(1,285)

Loss before income taxes and cumulative effect of change in accounting principle	(50,051)	(13,384)	(73,954)	(28,546)
Income tax benefit	18,960	4,899	28,521	10,964

Loss before cumulative effect of change in accounting principle	(31,091)	(8,485)	(45,433)	(17,582)
Cumulative effect of change in accounting principle	—	—	—	(205,968)

NET LOSS	$(31,091)	$(8,485)	$(45,433)	$(223,550)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.41)	$(0.11)	$(0.60)	$(0.23)
Cumulative effect of change in accounting principle	—	—	—	(2.74)

Net loss per share	$(0.41)	$(0.11)	$(0.60)	$(2.97)

Basic and diluted weighted average shares outstanding	75,715	75,378	75,539	75,203

See Accompanying Notes to the Consolidated Financial Statements

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(45,433)	$(223,550)
Adjustments to reconcile net loss from operations to net cash flows from operating activities:
Impairment of long-lived assets	53,091	—
Cumulative effect of change in accounting principle	—	205,968
Depreciation and amortization	55,548	52,173
Deferred income taxes	(33,144)	(951)
Minority interest in earnings	(12,668)	1,285

Changes in current assets and liabilities:
Accounts receivable	(20,455)	(2,146)
Inventories	(8,870)	20,061
Other current assets	10,046	18,099
Accounts payable	(3,021)	(10,076)
Accrued and other liabilities	(41,920)	(4,573)
Other	345	45

Net cash flows from operating activities	(46,481)	56,335

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,861)	(9,010)
Plant turnaround costs	(20,321)	(8,054)
Other	(1,122)	1,719

Net cash flows from investing activities	(27,304)	(15,345)

FINANCING ACTIVITIES
Issuance of long-term debt	236,750	—
Principal payments on long-term debt and capital lease obligations	(200,071)	(36,035)
Deferred financing costs	(8,138)	—
Stock issuance-net	—	603
Distributions to minority interests	(1,153)	—

Net cash flows from financing activities	27,388	(35,432)

Effect of exchange rate changes on cash	286	35

Increase (decrease) in cash and short-term investments	(46,111)	5,593
Cash and short-term investments at beginning of period	58,479	7,125

Cash and short-term investments at end of period	$12,368	$12,718

See Accompanying Notes to the Consolidated Financial Statements

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED June 30, 2003 AND 2002

(in thousands)

(unaudited)

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balance at January 1, 2003	$128,654	$555,167	$(63,668)	$(362,289)	$257,864
Comprehensive income (loss):
Net loss	—	—	—	(45,433)	(45,433)
Foreign currency translation adjustment	—	—	17,793	—	17,793
Change in fair value of derivatives, net of taxes of $4,759	—	—	(7,138)	—	(7,138)
Minimum pension liability, net of taxes of $580	—	—	(1,178)	—	(1,178)

Comprehensive loss					(35,956)
Exercise of stock options	254	319	—	—	573

Balance at June 30, 2003	$128,908	$555,486	$(54,191)	$(407,722)	$222,481

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balance at January 1, 2002	$128,363	$554,850	$(78,470)	$(103,964)	$500,779
Comprehensive income (loss):
Net loss	—	—	—	(223,550)	(223,550)
Foreign currency translation adjustment	—	—	13,091	—	13,091
Change in fair value of derivatives, net of taxes of $4,155	—	—	6,602	—	6,602

Comprehensive loss					(203,857)
Exercise of stock options	289	314	—	—	603

Balance at June 30, 2002	$128,652	$555,164	$(58,777)	$(327,514)	$297,525

See Accompanying Notes to the Consolidated Financial Statements

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”) and the results of Terra’s operations for the periods presented. Because of the seasonal nature of Terra’s operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with Terra’s 2002 Annual Report to Stockholders. Certain reclassifications have been made to prior years’ financial statements to conform with current year presentation.

Basic earning (loss) per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

Inventories consisted of the following:

(in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Raw materials	$16,751	$22,546	$20,425
Supplies	26,308	26,765	27,240
Finished goods	53,442	39,287	44,321

Total	$96,501	$88,598	$91,986

The components of accumulated other comprehensive loss consisted of the following:

(in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Foreign currency translation adjustment	$20,765	$38,558	$49,980
Derivatives, net of taxes of $2,107, ($2,652) and ($1,393)	3,160	(3,978)	(2,090)
Minimum pension liability, net of taxes of $17,890, $17,310 and $7,257	30,266	29,088	10,887

Total	$54,191	$63,668	$58,777

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per-share amounts)	2003	2002	2003	2002
Net loss—as reported	$(31,091)	$(8,485)	$(45,433)	$(223,550)
Net loss—pro forma	(31,091)	(8,500)	(45,433)	(223,580)
Basic and diluted loss per share, as reported	$(0.41)	$(0.11)	$(0.60)	$(2.97)
Basic and diluted loss per share, pro forma	(0.41)	(0.11)	(0.60)	(2.97)

2.	Terra Nitrogen (U.K.) Limited was found liable for damages associated with May 1998 recalls of carbonated beverages containing carbon dioxide tainted with benzene, plus interest and attorney fees. Appeals against those judgments were unsuccessful. Certain other beverage manufacturers have indicated their intention to file claims for various and unspecified amounts. Management estimated total claims against Terra from these lawsuits may be £10 million, or $14 million when Terra, in 2001, established reserves to cover estimated loses.

Terra’s management believes it has recourse for these claims against its insurer. Although management continues to pursue Terra’s rights against the insurer, there will be no income recognition for those rights until the litigation is resolved.

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

3.

Natural gas is the principal raw material used in Terra’s production of nitrogen products and methanol. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments. Terra’s normal policy is to hedge 20-80% of our natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. We notify the Board of Directors when we deviate from this policy. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

Terra has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2003 and part of 2004, consistent with its policy. As a result of its policies, Terra has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, Terra will incur higher costs. Contracts were in place at June 30, 2003 to cover 21% of natural gas requirements for the succeeding twelve months. We also use basis swaps to manage some of the basis risk.

Unrealized losses from forward pricing positions in North America totaled $4.2 million as of June 30, 2003. Terra also had $1.0 million of realized losses on closed North America contracts relating to future periods that have been deferred to the respective period.

For the period ending June 30, 2003, recording the fair value of derivatives resulted in a $4.8 million decrease to current assets, a $7.1 million increase to current liabilities and a $11.9 million increase, before deferred taxes of $4.8 million, to Accumulated Other Comprehensive Loss, which reflected the effective portion of the derivatives designated as cash flow hedges. The decrease to current assets was to recognize the value of open natural gas contracts and the increase to current liabilities was to reclassify deferred gains on closed contracts relating to future periods.

4.	Terra classifies its continuing operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2003	2002	2003	2002
Revenues—Nitrogen Products	$315,744	$257,663	$544,285	$442,650
—Methanol	62,853	41,853	113,967	70,156
—Other	348	(18)	836	252

Total revenues	$378,945	$299,498	$659,088	$513,058

Income (loss) from operations
—Nitrogen Products	$(47,554)	$2,204	$(61,112)	$2,870
—Methanol	3,109	(391)	4,742	(2,914)
—Other	(1,465)	(1,223)	(2,798)	(734)

Total income (loss) from operations	$(45,910)	$590	$(59,168)	$(778)

The impairment of long-lived assets (Note 5) resulted in a decrease of the nitrogen segments long-term assets of $47.4 million in the 2003 second quarter.

5.	On February 27, 2003, Terra suspended production at its Blytheville, Arkansas and Woodward, Oklahoma facilities due to high natural gas prices. On March 5, 2003, Terra reduced ammonia and methanol production rates at its other North American facilities. On March 13, 2003, Terra announced the restart of the idled facilities and the resumption of near capacity production of its other North American facilities.

On June 26, 2003, Terra suspended production at its Blytheville, Arkansas facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Terra commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led Terra management to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly a $53.1 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. Terra currently plans to keep the Blytheville facility in a mothballed condition and may operate the facility from time to time as market conditions allow.

6.	On May 21, 2003, Terra Capital, Inc., a wholly owned subsidiary of Terra Industries Inc. issued $202 million of 11.5% Second Priority Senior Secured Notes due in 2010. The notes were priced at 99.402% to yield 11.625%. The estimated fees and expenses of the transaction total $7 million. Terra used the proceeds of the offering to repay its 10.5% Senior Notes due 2005.

The notes are secured by a second priority security interest in certain domestic current assets and intellectual property of Terra Industries Inc. and its subsidiaries and capital stock of certain of its subsidiaries. The security interest will be second in priority to a first priority security interest in the same assets in favor of the lenders under Terra’s revolving credit facility and will be shared equally and ratably with Terra’s outstanding 12.875% Senior Secured Notes due 2008.

7.	Our pension liabilities were $226 million at December 31, 2002, which was $91 million higher than pension plan assets. The pension liability was computed based on a 6.3% discount rate based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our pension liability and increases in comparable bond yields would reduce our pension liability. Our net pension liability, after deduction of plan assets, could also increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the 6.3% discount rate.

8.	Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, was effective for our financial statements as of January 1, 2003. This standard required us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting for derivative instruments. This standard becomes effective in our third quarter. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This standard became effective for contracts entered into after May 31, 2003. The adoption of this standard did not have a material effect on our financial position or results of operations.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”, clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 became effective for Terra in 2003, and did not impact our financial position.

FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The provisions of FIN 46 applied to Terra on June 15, 2003. FIN 46 did not impact our financial position.

FASB Emerging Issues Task Force (“EITF”) issue 02-9, “Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold”, was effective for Terra on April 2, 2003 and did not impact our financial position.

FASB EITF issue 01-8, “Determining Whether an Arrangement Contains a Lease”, was assessed and did not impact our financial position.

9.	Condensed consolidating financial statements of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for June 30, 2003, December 31 and June 30, 2002 and condensed statements of operations and cash flows for the six months ended June 30, 2003 and 2002 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position as of June 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$10,158	$1,774	$436	$—	$12,368
Accounts receivable, net	—	(2)	50,810	73,044	—	123,852
Inventories	—	—	30,968	65,533	—	96,501
Other current assets	2,925	2,965	4,809	10,764	—	21,463

Total current assets	2,925	13,121	88,361	149,777	—	254,184

Property, plant and equipment, net	—	—	364,224	370,272	(9,199)	725,297
Investments in and advanced to (from) affiliates	355,344	577,273	1,324,566	(1,893)	(2,255,290)	—
Other assets and deferred plant turnaround costs	(450)	20,314	13,667	32,414	6,198	72,143

Total assets	$357,819	$610,708	$1,790,818	$546,456	$(2,258,291)	$1,047,510

Liabilities
Debt due within one year	$—	$—	$92	$57	$—	$149
Accounts payable	26	—	34,352	59,810	—	94,188
Accrued and other liabilities	23,399	7,670	26,243	9,131	—	66,443

Total current liabilities	23,425	7,670	60,687	68,998	—	160,780

Long-term debt and capital lease obligations	—	436,750	177	104	—	437,031
Deferred income taxes	35,336	19,422	—	(22,302)	1	32,457
Pension and other liabilities	76,577	12,828	2,414	17,932	(1)	109,750
Minority interest	—	16,628	68,383	—	—	85,011

Total liabilities	$135,338	$493,298	$131,661	$64,732	$—	$825,029

Stockholders’ Equity
Common stock	128,908	—	73	49,709	(49,782)	128,908
Paid in capital	555,486	150,218	1,812,918	719,365	(2,682,501)	555,486
Accumulated other comprehensive loss	(54,191)	(23,250)	—	(12,582)	35,832	(54,191)
Retained earnings (deficit)	(407,722)	(9,558)	(153,834)	(274,768)	438,610	(407,722)

Total stockholders’ equity	222,481	117,410	1,659,157	481,724	(2,258,291)	222,481

Total liabilities and Stockholders’ equity	$357,819	$610,708	$1,790,818	$546,456	$(2,258,291)	$1,047,510

Condensed Consolidating Statement of Operations for the six months ended June 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$259,783	$396,971	$1,498	$658,252
Other income, net	—	—	2,073	261	(1,498)	836

	—	—	261,856	397,232	—	659,088

Cost and Expenses
Cost of sales	—	—	260,039	388,321	(2,255)	646,105
Selling, general and administrative expenses	1,988	(747)	12,085	5,006	728	19,060
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Equity in the (earnings) loss of subsidiaries	63,785	52,249	17,931	(255)	(133,710)	—

	65,773	51,502	302,491	433,727	(135,237)	718,256

Income (loss) from operations	(65,773)	(51,502)	(40,635)	(36,495)	135,237	(59,168)
Interest income	47	1,723	2,005	90	(3,484)	381
Interest expense	(11,322)	(16,484)	(21)	(3,486)	3,478	(27,835)
Minority interest	—	2,478	10,190	—	—	12,668

Income (loss) from operations	(77,048)	(63,785)	(28,461)	(39,891)	135,231	(73,954)
Income tax (provision) benefit	31,615	—	—	(3,094)	—	28,521

Net income (loss)	$(45,433)	$(63,785)	$(28,461)	$(42,985)	$135,231	$(45,433)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(45,433)	$(63,785)	$(28,461)	$(42,985)	$135,231	$(45,433)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Depreciation and amortization	—	1,708	25,522	28,318	—	55,548
Deferred income taxes	(34,818)	—	—	(5,474)	7,148	(33,144)
Minority interest in losses	—	(2,478)	(10,190)	—	—	(12,668)
Equity in earnings (loss) of subsidiaries	(63,785)	(52,249)	(17,931)	255	133,710	—
Change in operating assets and liabilities	4,915	(1,868)	(98,164)	(24,878)	55,775	(64,220)
Other	—	2	—	—	343	345

Net Cash Flows from Operating Activities	(139,121)	(118,670)	(116,788)	(4,109)	332,207	(46,481)

Investing Activities
Purchase of property, plant and equipment	—	—	(2,098)	(3,763)	—	(5,861)
Plant turnaround costs	—	—	(6,316)	(14,005)	—	(20,321)
Other	—	—	—	—	(1,122)	(1,122)

Net Cash Flows from Investing Activities	—	—	(8,414)	(17,768)	(1,122)	(27,304)

Financing Activities
Issuance of long-term debt	—	236,750	—	—	—	236,750
Principal payments on long-term debt and capital lease obligations	(200,000)	—	(44)	(27)	—	(200,071)
Change in investments and advances from (to) affiliates	339,149	(114,946)	127,104	(79,557)	(271,750)	—
Deferred financing costs	—	(8,138)	—	—	—	(8,138)
Distribution to minority interests	—	(225)	(928)	—	—	(1,153)
Other	(29)	(1)	844	(7,283)	6,469	—

Net Cash Flows from Financing Activities	139,120	113,440	126,976	(86,867)	(265,281)	27,388

Effect of Foreign Exchange Rate on Cash	—	—	—	—	286	286

Increase (decrease) in Cash and Short-term Investments	(1)	(5,230)	1,774	(108,744)	66,090	(46,111)

Cash and Short-term Investments at Beginning of Period	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments At End of Period	$—	$10,158	$1,774	$436	$—	$12,368

Condensed Consolidating Statement of Financial Position as of December 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$1	$15,388	$—	$109,180	$(66,090)	$58,479
Accounts receivable, net	—	—	38,102	62,911	—	101,013
Inventories	—	—	25,475	63,123	—	88,598
Other current assets	6,391	—	6,950	18,213	(353)	31,201

Total current assets	6,392	15,388	70,527	253,427	(66,443)	279,291

Property, plant and equipment, net	—	—	396,722	397,753	(4,000)	790,475
Investments in and advanced to (from) affiliates	621,231	397,043	1,438,412	(76,472)	(2,380,214)	—
Other assets and deferred plant turnaround costs	(479)	13,886	11,560	33,377	—	58,344

Total assets	$627,144	$426,317	$1,917,221	$608,085	$(2,450,657)	$1,128,110

Liabilities
Debt due within one year	$—	$—	$88	$55	$—	$143
Accounts payable	201	1,525	107,647	51,985	(66,442)	94,916
Accrued and other liabilities	25,695	5,676	34,802	32,157	—	98,330

Total current liabilities	25,896	7,201	142,537	84,197	(66,442)	193,389

Long-term debt and capital lease obligations	200,000	200,000	225	133	—	400,358
Deferred income taxes	70,154	19,422	—	(16,828)	—	72,748
Pension and other liabilities	73,230	12,202	2,668	16,818	1	104,919
Minority interest	—	19,332	79,500	—	—	98,832

Total liabilities	369,280	258,157	224,930	84,320	(66,441)	870,246

Stockholders’ Equity
Common stock	128,654	—	73	49,709	(49,782)	128,654
Paid in capital	555,167	150,218	1,817,591	724,088	(2,691,897)	555,167
Accumulated other comprehensive loss	(63,668)	(36,285)	—	(18,238)	54,523	(63,668)
Retained earnings (deficit)	(362,289)	54,227	(125,373)	(231,794)	302,940	(362,289)

Total stockholders’ equity	257,864	168,160	1,692,291	523,765	(2,384,216)	257,864

Total liabilities and stockholders’ equity	$627,144	$426,317	$1,917,221	$608,085	$(2,450,657)	$1,128,110

Condensed Consolidating Statement of Financial Position as of June 30, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$—	$—	$78,133	$(65,415)	$12,718
Accounts receivable, net	—	1,019	37,840	66,439	—	105,298
Inventories	—	—	27,549	64,437	—	91,986
Other current assets	8,521	—	5,782	11,016	(2,639)	22,680

Total current assets	8,521	1,019	71,171	220,025	(68,054)	232,682

Property, plant and equipment, net	—	—	417,330	389,970	(5,000)	802,300
Investments in and advanced to (from) affiliates	649,742	431,680	1,193,110	113,850	(2,388,382)	—
Other assets and deferred plant turnaround costs	698	15,173	5,640	25,806	—	47,317

Total assets	$658,961	$447,872	$1,687,251	$749,651	$(2,461,436)	$1,082,299

Liabilities
Debt due within one year	$—	$—	$82	$53	$—	$135
Accounts payable	—	25,951	68,285	40,129	(68,056)	66,309
Accrued and other liabilities	5,639	6,002	16,907	3,817	4,089	36,454

Total current liabilities	5,639	31,953	85,274	43,999	(63,967)	102,898

Long-term debt and capital lease obligations	200,000	200,000	270	161	1	400,432
Deferred income taxes	115,481	19,802	(7,257)	(8,682)	(4,087)	115,257
Pension and other liabilities	40,316	13,330	1,909	(10,179)	—	65,734
Minority interest	—	19,649	80,804	—	—	100,453

Total liabilities	361,436	284,734	161,000	45,657	(68,053)	784,774

Stockholders’ Equity
Common stock	128,652	—	73	49,709	(49,782)	128,652
Paid in capital	555,164	150,218	1,656,742	899,962	(2,706,922)	555,164
Accumulated other comprehensive loss	(58,777)	(58,777)	—	(22,473)	81,250	(58,777)
Retained earnings (deficit)	(327,514)	71,697	(130,564)	(223,204)	282,071	(327,514)

Total stockholders’ equity	297,525	163,138	1,526,251	703,994	(2,393,383)	297,525

Total liabilities and stockholders’ equity	$658,961	$447,872	$1,687,251	$749,651	$(2,461,436)	$1,082,299

Condensed Consolidating Statement of Operations for the six months ended June 30, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$182,476	$325,653	$4,677	$512,806
Other income, net	—	—	1,415	3,516	(4,679)	252

	—	—	183,891	329,169	(2)	513,058

Cost and Expenses
Cost of sales	—	—	187,800	308,837	(1,283)	495,354
Selling, general and administrative expenses	1,501	(498)	12,118	4,732	629	18,482
Equity in the (earnings) loss of subsidiaries	223,153	210,251	(3,219)	(5,862)	(424,323)	—

	224,654	209,753	196,699	307,707	(424,977)	513,836

Income (loss) from operations	(224,654)	(209,753)	(12,808)	21,462	424,975	(778)
Interest income	12	92	—	56	1	161
Interest expense	(10,929)	(13,241)	2,772	(5,247)	1	(26,644)
Minority interest	—	(251)	(1,034)	—	—	(1,285)

Income (loss) from operations before taxes and cumulative effect of change in accounting principle	(235,571)	(223,153)	(11,070)	16,271	424,977	(28,546)
Income tax (provision) benefit	12,021	—	—	(1,057)	—	10,964

Income (loss) before cumulative effect of change in accounting principle	(223,550)	(223,153)	(11,070)	15,214	424,977	(17,582)
Cumulative effect of change in accounting principle	—	—	(189,971)	(15,997)	—	(205,968)

Net income (loss)	$(223,550)	$(223,153)	$(201,041)	$(783)	$424,977	$(223,550)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(223,550)	$(223,153)	$(201,041)	$(783)	$424,977	$(223,550)
Adjustments to reconcile net loss to net cash flows from operating activities:
Cumulative effect of change in accounting principle	—	—	189,971	15,997	—	205,968
Depreciation and amortization	—	1,217	25,354	25,602	—	52,173
Deferred income taxes	(1,437)	—	(3,887)	(410)	4,783	(951)
Minority interest in earnings	—	251	1,034	—	—	1,285
Equity in earnings (loss) of subsidiaries	223,153	210,251	(3,219)	(5,862)	(424,323)	—
Change in operating assets and liabilities	1,888	(11,799)	35,369	22,367	(26,460)	21,365
Other	—	—	—	—	45	45

Net Cash Flows from Operating Activities	54	(23,233)	43,581	56,911	(20,978)	56,335

Investing Activities
Purchase of property, plant and equipment	—	—	(1,352)	(7,658)	—	(9,010)
Plant turnaround costs	—	—	(144)	(7,910)	—	(8,054)
Other	—	—	144	1,575	—	1,719

Net Cash Flows from Investing Activities	—	—	(1,352)	(13,993)	—	(15,345)

Financing Activities
Principal payments on long-term debt	—	(36,277)	28	214	—	(36,035)
Change in investments and advances from (to) affiliates	(1,230)	66,526	(59,894)	24,586	(29,988)	—
Stock (repurchase) issuance—net	603	—	—	—	—	603
Other	573	(7,016)	704	(14,330)	20,069	—

Net Cash Flows from Financing Activities	(54)	23,233	(59,162)	10,470	(9,919)	(35,432)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	35	35

Increase (decrease) in Cash and Short-term Investments	—	—	(16,933)	53,388	(30,862)	5,593

Cash and Short-term Investments at Beginning of Period	—	—	16,933	24,745	(34,553)	7,125

Cash and Short-term Investments At End of Period	$—	$—	$—	$78,133	$(65,415)	$12,718

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below.

Impairments of long-lived assets—We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The recoverability of these assets depends highly upon the realization of certain underlying assumptions, such as future product prices and costs. During the 2003 second quarter, events occurred that necessitated an evaluation of recoverability of assets at our Blytheville facility.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led us to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly a $53.1 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. We currently plan to keep the Blytheville facility in a mothballed condition and may operate the facility from time to time as market conditions allow.

Pension assets and liabilities—Pension assets and liabilities are affected by the estimated market value of plan assets, estimated expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Our pension liabilities were $226 million at December 31, 2002, which was $91 million higher than pension plan assets. The pension liability was computed based on a 6.3% discount rate based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our pension liability and increases in comparable bond yields would reduce our pension liability. Our net pension liability, after deduction of plan assets, could also increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the 6.3% discount rate.

Post-retirement benefits—Post-retirement benefits are determined on an actuarial basis and are affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense ultimately recognized.

Revenue recognition—Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling.

Deferred income taxes—Deferred income tax assets and liabilities are based on the differences between the financial statement carrying amounts and the tax basis as well as temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred tax assets are regularly reviewed for recoverability and a valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, a valuation allowance against all or a significant portion of our deferred tax assets may be required.

Inventory valuation—Inventories are stated at the lower of cost or estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method. The nitrogen and methanol industries are characterized by rapid change in both demand and pricing. Rapid declines in demand could result in temporary or permanent curtailment of production, while rapid declines in price could result in a lower of cost or market adjustment.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED WITH

QUARTER ENDED JUNE 30, 2002

Consolidated Results

Terra reported a net loss of $31.1 million for the 2003 second quarter compared with a net loss of $8.5 million in 2002. The increased 2003 loss was primarily related to $53.1 million of impairment charges to write down our Blytheville nitrogen facility to estimated fair value. The effect of the impairment charge was to reduce 2003 net income by $27.0 million (representing the $53.1 million impairment charge, less $9.9 million allocated to minority interest and $16.2 million of income tax benefits).

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the three-month periods ended June 30, 2003 and 2002 follow:

(in thousands)	2003	2002
REVENUES:
Nitrogen Products	$315,744	$257,663
Methanol	62,853	41,853
Other	348	(18)

	$378,945	$299,498

OPERATING INCOME (LOSS):
Nitrogen products	$5,537	$2,204
Impairment of long-lived assets (nitrogen products)	(53,091)	—
Methanol	3,109	(391)
Other income—net	(1,465)	(1,223)

	$(45,910)	$590

Nitrogen Products

Volumes and prices for the three-month periods ended June 30, 2003 and 2002 follow:

VOLUMES AND PRICES

	2003		2002
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	400	$238	452	$149
Nitrogen solutions	1,093	104	1,301	73
Urea	172	178	166	119
Ammonium nitrate	169	137	208	116

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $58.0 million to $315.7 million in the 2003 second quarter compared with $257.7 million in the 2002 second quarter primarily as a result of higher sales prices. Lower nitrogen supplies were the primary factor causing the increased prices as compared to the 2002 second quarter. Sales volumes during the 2003 second quarter were impacted by lower production rates, competition from imports and reduced demand in response to high prices and the delayed planting season in some of our market areas.

Excluding charges for impairment of long-lived assets, the nitrogen products segment had operating income of $5.5 million for the second quarter of 2003 compared with operating income of $2.2 million for the 2002 second quarter. The effect of higher sales prices on 2003 operating income was mostly offset by higher natural gas costs. Natural gas costs increased $63 million from the 2003 second quarter as unit costs, net of forward pricing gains and losses, were $4.76/MMBtu during the 2003 second quarter compared to $2.86/MMBtu during the same 2002 period. As a result of forward price contracts, second quarter 2003 natural gas costs for the nitrogen products segment were $2.4 million higher than spot prices.

Impairment of Long-lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operation conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The recoverability of these assets is highly dependent upon the realization of certain underlying assumptions, such as future product prices and natural gas costs. During the 2003 second quarter, events occurred that necessitated an evaluation of recoverability of assets at our Blytheville facility.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a $53.1 million charge was recorded during the second quarter as discussed more fully above under “Critical Accounting Policies”.

Methanol

For the three months ended June 30, 2003 and 2002 the Methanol segment had revenues of $62.9 million and $41.9 million, respectively. Sales volumes decreased 8% from prior year levels and sales prices increased from $.47/gallon in 2002 to $.77/gallon in 2003.

The methanol segment had operating income of $3.1 million for the 2003 second quarter compared to an operating loss of $0.4 million for the 2002 second quarter. The increase to operating income was due to higher prices partially offset by higher natural gas costs, which net of forward pricing gains and losses, were $5.27/MMBtu during the 2003 second quarter compared to $3.07/MMBtu during the 2002 period. As a result of forward pricing contracts, second quarter 2003 natural gas costs for the methanol segment were $0.4 million higher than spot prices.

Other Income—Net

Terra had other operating losses of $1.5 million in the 2003 second quarter compared to $1.2 million operating losses in the 2002 second quarter. These losses relate primarily to legal expenses for corporate activities not assignable to either business segment.

Minority Interest

Minority interest represents third-party interests in the earnings or losses of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest credits of $11.0 million were recorded for the 2003 second quarter as the result of TNCLP losses, which included impairment charges for long-lived assets relating to the Blytheville facility and were included in their entirety in consolidated operating results. Minority interest charges of $.7 million recorded for the 2002 second quarter reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated financial results.

Interest Expense—Net

Interest expense, net of interest income, totaled $15.1 million during the 2003 second quarter compared with $13.2 million for the prior year period. Interest expense increased $.2 million due to higher interest rates associated with $202 million of long-term debt issued in May, 2003 and an additional $1.7 million due to a thirty-day waiting period from issuance of the new debt before existing debt balances could be retired.

Income Taxes

Income taxes for the second quarter 2003 and 2002 were recorded at an effective tax rate of 38% and 37%, respectively, Terra’s estimated annual effective tax rate.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH

SIX MONTHS ENDED JUNE 30, 2002

Consolidated Results

Terra reported a net loss from operations of $45.4 million for the six months ended June 30, 2003 compared with a net loss from operations of $17.6 for the same period in 2002. The increase in the 2003 loss was primarily related to $53.1 of impairment charges to write down our Blytheville nitrogen facility to estimated fair value.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the six-month periods ended June 30, 2003 and 2002 follows:

(in thousands)	2003	2002
REVENUES:
Nitrogen Products	$544,285	$442,650
Methanol	113,967	70,156
Other	836	252

	$659,088	$513,058

OPERATING INCOME (LOSS):
Nitrogen products	$(8,021)	$2,870
Impairment of long-lived assets (nitrogen products)	(53,091)	—
Methanol	4,742	(2,914)
Other income—net	(2,798)	(734)

	$(59,168)	$(778)

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 2003 and 2002 follow:

VOLUMES AND PRICES

	2003		2002
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	678	$227	793	$142
Nitrogen solutions	1,848	96	1,937	71
Urea	324	168	344	113
Ammonium nitrate	417	130	451	119

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $101.6 million to $544.3 million in the 2003 first half compared with $442.7 million in the 2002 first half primarily as a result of higher sales prices. Lower nitrogen supplies were the primary factor causing the increased prices as compared to the 2002 first half. High natural gas costs resulted in industry-wide production curtailments leading up to the 2003 planting season.

Excluding charges for impairment of long-lived assets, the nitrogen products segment had an operating loss of $8.0 million for the first half of 2003 compared with operating income of $2.9 million for the 2002 first half. The decrease in operating income was primarily related to higher natural gas costs that were mostly offset by higher sales prices. Natural gas costs increased $130 million from the 2002 first half as unit costs, net of forward pricing gains and losses, were $4.81/MMBtu during the 2003 first half compared to $2.79/MMBtu during the same 2002 period. As a result of forward price contracts, first half 2003 natural gas costs for the nitrogen products segment were $5.8 million lower than spot prices.

Impairment of Long-lived Assets

During the 2003 second quarter and as described more fully above, we recorded a $53.1 million charge for impairment of long-lived assets.

Methanol

For the six months ended June 30, 2003 and 2002 the methanol segment had revenues of $114.0 million and $70.2 million, respectively. Sales volumes decreased 13% from prior year levels, but selling prices increased from $.41/gallon in 2002 to $.76/gallon in 2003. The sales decline was due, in part, to production outages related to a scheduled plant turnaround.

The methanol segment generated $4.7 million operating income in the 2003 first half compared to a $3.0 million operating loss in the 2002 first half. The higher operating income reflects higher selling prices, offset by higher costs and decreased volumes. The major cost increase was to natural gas costs which, net of forward pricing gains and losses, increased to $5.39/MMBtu, during the 2003 first half compared to $2.80/MMBtu during the 2002 period. First half 2003 natural gas costs were $2.2 million lower than spot prices as a result of forward pricing contracts.

Other Income—Net

Terra had other operating losses of $2.8 million in the 2003 first half compared to $0.7 million operating losses in the 2002 first half. The increase to expenses relate primarily to legal expenses for corporate activities not assignable to either business segment.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest credits of $12.7 million were recorded for the 2003 first half as the result of TNCLP losses, which included impairment charges for long-lived assets related to the Blytheville facility and were included in their entirety in consolidated operating results. The minority interest charge of $1.3 million in the 2002 first half reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated operating results.

Interest Expense—Net

Interest expense, net of interest income, totaled $27.5 million during the 2003 first half compared with $26.5 million for the prior year period. Interest expense increased $.2 million due to higher interest rates associated with $202 million of long-term debt issued in May, 2003 and an additional $1.7 million due to a thirty-day waiting period from issuance of the new debt before existing debt balances could be retired.

Income Taxes

Income taxes for the first half of 2003 and 2002 were recorded at an effective tax rate of 38%, Terra’s estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds will be to fund our working capital requirements, make payments on our debt and other obligations and make capital expenditures. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash used in operations in the first six months of 2003 was $46.5 million, composed of $17.4 million of cash provided from operating activities, net of $63.9 million used to fund working capital needs. Working capital needs primarily consisted of the utilization of $40.5 million in customer prepayments received at year-end, as well as higher accounts receivable and inventories in response to higher sales and natural gas values.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 65% of eligible inventory, less outstanding letters of credit. At June 30, 2003, we had $34.8 million revolving credit borrowings and $32.5 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $67.5 million under the facility. We are required to maintain a minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from Terra’s financial statements. For the 12 months ended June 30, 2003, operating cash flows as defined in the credit facility was $82.6 million.

Since June 30, we have experienced cash needs arising from margin calls on our forward natural gas positions as a result of declining prices, tightened terms by trade creditors and other operating requirements. As a result, our ability to meet bank covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could require additional costs and fees to amend the bank facilities or could result in termination of the facilities. Access to adequate bank facilities is critical to funding our operating cash needs. We currently anticipate that we will be able to meet our covenants through the end of this year, but that we will be close to the limits imposed by the covenants. While natural gas prices have recently declined, if product margins in the second half of 2003 were to be as depressed as during portions of the first half, or if there were to be any adverse changes in the other factors discussed above, we may need a waiver of our bank covenants to meet our 2004 seasonal working capital needs. There is no assurance we could receive such waivers.

Because we expect to be close to the limits imposed by our bank agreement covenants, our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be limited.

On August 5, 2003, Standard & Poor’s Rating Services (“S&P”) lowered our corporate credit rating from BB- to B+. As of the date of this filing, the following table sets forth the ratings information from S&P, Moody’s Investor Services (“Moody’s”) and Fitch, IBCA, Duff & Phelps (“Fitch”):

	S&P	Moody’s	Fitch
Corporate/Senior Implied	B+	B3	Not applicable
Senior Secured Notes due 2008	B+	B3	BB-
Second Priority Senior Secured notes due 2010	B-	Caa3	B-

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

On May 21, 2003, we issued $202 million of 11.5% Second Priority Senior Secured Notes due in 2010. The notes were priced at 99.402% to yield 11.625%. We used the proceeds to repay our 10.5% Senior Notes due in 2005. As a result of these transactions, maturities of long-debt are as follows: 2004—$0.2 million, 2005—$36.0 million, 2006—none, 2007—none, 2008—$200.0 million, and for 2009 and beyond—$202 million.

During the first half of 2003 and 2002, we funded plant and equipment purchases of $5.9 million and $9.0 million, respectively, primarily for replacement or stay-in-business capital needs. We expect 2003 plant and equipment purchases to approximate $15 million, consisting primarily of the expenditures for routine replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $20.3 million and $8.1 million of plant turnaround during the first six months of 2003 and 2002, respectively. Plant turnaround costs for 2003 are expected to approximate $30 million.

Our pension liabilities were $226 million at December 31, 2002, which was $91 million higher than pension plan assets. The pension liability was computed based on a 6.3% discount rate based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our pension liability and future increases in comparable bond yields would decrease our pension liability. Our net pension liability, after deduction of plan assets, could also increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the 6.3% discount rate. Our cash contributions to pension plans were $7 million in 2002 and, based on the 2002 assumptions, are estimated at $7 million in 2003, $20 million in 2004, $15 million in 2005 and $7 million in 2006. Actual contributions for 2004 and beyond could vary depending on actual returns for plan assets, legislative changes to pension funding requirements and plan amendments.

During the first six months of 2003 we distributed $1.2 million to the minority TNCLP common unitholders. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement). No cash distributions were paid during the first six months of 2002.

Cash balances at June 30, 2003 were $12.4 million, all of which is unrestricted.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 48.9% of Terra Industries’ outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra Industries with the timing based on market and other conditions.

FORWARD-LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward- looking. Forward-looking information reflects management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: changes in financial markets, general economic conditions within the agricultural industry, changes in competitive factors and prices, (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the “Factors that Affect Operating Results” section of Terra’s most recent Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We use derivative financial instruments to manage risk in the areas of natural gas prices, foreign currency fluctuations and interest rates. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 13—Derivative Financial Instruments contained in Item 8.

Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing our exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products and methanol. Contracts were in place at June 30, 2003 to cover 21% of our natural gas requirements for the succeeding twelve months (see Note 3). Because we expect to be close to the limits imposed by our bank agreement covenants for the rest of this year, our future ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be limited.

At June 30, 2003, we had no forward positions in any foreign currency.

Our only outstanding debt with floating rates at June 30, 2003 was $35.8 million of borrowings under our bank lines. There were no interest rate derivatives outstanding at June 30, 2003.

On May 21, 2003, we issued $202 million of 11.5% Second Priority Senior Secured Notes due in 2010. The notes were priced at 99.402% to yield 11.625%. We used the proceeds to repay our 10.5% Senior Notes due in 2005.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of stockholders was held on May 6, 2003, in New York, New York. At the meeting, a total of 68,350,929 votes were cast by stockholders.

The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

NAME	FOR	WITHHELD
Michael L. Bennett	66,751,296	1,599,633

Eric K. Diack	67,785,125	565,804

David E. Fisher	67,777,211	573,718

Dod A. Fraser	67,872,450	478,479

Martha O. Hesse	67,785,038	565,891

Ben L. Keisler	67,881,990	468,939

Henry R. Slack	67,879,312	471,617

The stockholders ratified the selection by the Corporation’s Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 2003. The number of votes cast for such proposal was 67,843,210, the number against was 414,733, and the number of abstentions was 92,986.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit 4.5	Amendment No. 2 to the Amended and Restated Credit Agreement dated May 12, 2003 among Terra Capital, Inc., Terra Nitrogen U.K. Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA, Inc.

Exhibit 4.6	Indenture dated May 21, 2003 between the Company, the guarantors party thereto, and U.S. National Bank Association, as Trustee, with respect to the 11.5% Second Priority Senior Secured Notes due 2010 (including the form of 11.5% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on June 12, 2003 and incorporated by reference herein

Exhibit 31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K dated April 24, 2003 announcing first quarter earnings

Form 8-K dated May 7, 2003 setting forth President and CEO Michael L. Bennett’s Annual Meeting speech

Form 8-K dated May 13, 2003 setting forth financial information for the refinancing of Terra’s 2005 bonds

Form 8-K/A dated May 15, 2003 setting forth a correction in the Annual Meeting speech of President and CEO Michael L. Bennett

Form 8-K/A dated June 5, 2003 adding a full set of financials to the Form 8-K filed on May 13, 2003 regarding the refinancing of Terra’s 2005 bonds

Form 8-K dated June 20, 2003 announcing financial outlook for the second quarter

Form 8-K dated June 26, 2003 announcing production suspension of the Blytheville, Arkansas manufacturing plant

Form 8-K dated July 31, 2003 announcing second quarter earnings

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: August 11, 2003	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory