Form 10-Q
period 2003-09-30
TERRA INDUSTRIES INC
filed 2003-10-31
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-8520

TERRA INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1145429 (I.R.S. Employer Identification No.)

Terra Centre P.O. Box 6000 600 Fourth Street Sioux City, Iowa (Address of principal executive offices)	51102-6000 (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes ☒ No ☐

     As of October 31, 2003, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	77,504,916 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2003	2002	2002

ASSETS
Cash and short-term investments	$21,278	$58,479	$41,879
Accounts receivable, less allowance for doubtful accounts of $1,643, $135, $191	107,450	101,013	97,455
Inventories	87,599	88,598	86,838
Other current assets	32,835	31,201	30,528

Total current assets	249,162	279,291	256,700

Property, plant and equipment, net	706,610	790,475	792,182
Deferred plant turnaround costs	26,029	29,177	23,287
Other assets	35,194	29,167	30,147

Total assets	$1,016,995	$1,128,110	$1,102,316

LIABILITIES
Debt due within one year	$152	$143	$140
Accounts payable	74,956	94,916	66,883
Accrued and other liabilities	105,329	98,330	54,555

Total current liabilities	180,437	193,389	121,578

Long-term debt and capital lease obligations	402,242	400,358	400,394
Deferred income taxes	27,942	72,748	99,626
Pension liabilities	61,248	60,722	31,080
Other liabilities	47,155	44,197	49,818
Minority interest	84,777	98,832	100,021

Total liabilities and minority interest	803,801	870,246	802,517

STOCKHOLDERS’ EQUITY
Capital stock
Common Shares, authorized 133,500 shares; outstanding 77,505, 76,920 and 76,902 shares	128,920	128,654	128,654
Paid-in capital	555,509	555,167	555,167
Accumulated other comprehensive loss	(58,964)	(63,668)	(43,572)
Retained deficit	(412,271)	(362,289)	(340,450)

Total stockholders’ equity	213,194	257,864	299,799

Total liabilities and stockholders’ equity	$1,016,995	$1,128,110	$1,102,316

See Accompanying Notes to the Consolidated Financial Statements

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

REVENUES
Net sales	$324,317	$257,875	$982,569	$770,681
Other income, net	525	799	1,361	1,051

Total revenues	324,842	258,674	983,930	771,732

COSTS AND EXPENSES
Cost of sales	308,554	238,546	954,659	733,900
Selling, general and administrative expense	10,384	10,328	29,444	28,810
Impairment of long-lived assets	—	—	53,091	—

Total costs and expenses	318,938	248,874	1,037,194	762,710

Income (loss) from operations	5,904	9,800	(53,264)	9,022
Interest income	48	116	429	277
Interest expense	(13,829)	(13,408)	(41,664)	(40,052)
Minority interest	234	(492)	12,902	(1,777)

Loss from continuing operations before income taxes	(7,643)	(3,984)	(81,597)	(32,530)
Income tax benefit	3,094	2,048	31,615	13,012

Loss from continuing operations	(4,549)	(1,936)	(49,982)	(19,518)
Discontinued operations, net of income taxes of $6.0 million	—	(11,000)	—	(11,000)
Cumulative effect of change in accounting principle	—	—	—	(205,968)

NET LOSS	$(4,549)	$(12,936)	$(49,982)	$(236,486)

Basic and diluted loss per share:
Loss from continuing operations	$(0.06)	$(0.03)	$(0.66)	$(0.25)
Discontinued operations	—	(0.15)	—	(0.15)
Cumulative effect of change in accounting principle	—	—	—	(2.74)

Net loss per share	$(0.06)	$(0.18)	$(0.66)	$(3.14)

Basic and diluted weighted average shares outstanding	75,726	75,468	75,602	75,276

See Accompanying Notes to the Consolidated Financial Statements

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(49,982)	$(236,486)
Adjustments to reconcile net loss from operations to net cash flows from operating activities:
Impairment of long-lived assets	53,091	—
Discontinued operations	—	11,000
Cumulative effect of change in accounting principle	—	205,968
Depreciation and amortization	82,041	78,977
Deferred income taxes	(33,806)	(12,854)
Minority interest in earnings (losses)	(12,902)	1,777
Changes in current assets and liabilities:
Accounts receivable	(3,874)	5,931
Inventories	237	25,646
Other current assets	(4,660)	12,989
Accounts payable	(22,419)	(9,733)
Accrued and other liabilities	(9,120)	15,136
Other	569	(98)

Net cash flows from operating activities	(825)	98,253

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,074)	(16,589)
Plant turnaround costs	(20,666)	(15,052)
Other	(1,100)	4,404

Net cash flows from investing activities	(28,840)	(27,237)

FINANCING ACTIVITIES
Issuance of long-term debt	202,000	—
Principal payments on long-term debt and capital lease obligations	(200,107)	(36,068)
Deferred financing costs	(8,581)	—
Stock issuance-net	—	608
Distributions to minority interests	(1,153)	(923)

Net cash flows from financing activities	(7,841)	(36,383)

Effect of exchange rate changes on cash	305	121

Increase (decrease) in cash and short-term investments	(37,201)	34,754
Cash and short-term investments at beginning of period	58,479	7,125

Cash and short-term investments at end of period	$21,278	$41,879

See Accompanying Notes to the Consolidated Financial Statements

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands)
(unaudited)

			Accumulated
			Other
	Capital	Paid-In	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Deficit	Total

Balance at January 1, 2003	$128,654	$555,167	$(63,668)	$(362,289)	$257,864
Comprehensive income (loss):
Net loss	—	—	—	(49,982)	(49,982)
Foreign currency translation adjustment	—	—	18,692	—	18,692
Change in fair value of derivatives, net of taxes of $8,540	—	—	(12,810)	—	(12,810)
Minimum pension liability, net of taxes of $580	—	—	(1,178)	—	(1,178)

Comprehensive loss					(45,278)
Stock incentive plan	266	342	—	—	608

Balance at September 30, 2003	$128,920	$555,509	$(58,964)	$(412,271)	$213,194

			Accumulated
			Other
	Capital	Paid-In	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Deficit	Total

Balance at January 1, 2002	$128,363	$554,850	$(78,470)	$(103,964)	$500,779

Comprehensive income (loss):
Net loss	—	—	—	(236,486)	(236,486)
Foreign currency translation adjustment	—	—	25,131	—	25,131
Change in fair value of derivatives, net of taxes of $3,503	—	—	9,767	—	9,767

Comprehensive loss					(201,588)
Stock incentive plan	291	317	—	—	608

Balance at September 30, 2002	$128,654	$555,167	$(43,572)	$(340,450)	$299,799

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

Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2003	2002	2002

Raw materials	$23,812	$22,546	$21,619
Supplies	22,287	26,765	26,590
Finished goods	41,500	39,287	38,629

Total	$87,599	$88,598	$86,838

     The components of accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2003	2002	2002

Foreign currency translation adjustment	$19,866	$38,558	$37,940
Derivatives, net of taxes of $5,888, ($2,652) and ($3,503)	8,832	(3,978)	(5,254)
Minimum pension liability, net of taxes of $17,890, $17,310 and $7,257	30,266	29,088	10,886

Total	$58,964	$63,668	$43,572

Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenues include amounts paid by customers for shipping and handling.

Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month in which the hedged transactions closed. Swaps, options and other derivative instruments that do not qualify for hedge accounting treatment are marked to fair value each accounting period. Costs associated with settlement of natural gas purchase contracts and costs for shipping and handling are included in cost of sales.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

(in thousands, except per-share amounts)	2003	2002	2003	2002

Net loss — as reported	$(4,549)	$(12,936)	$(49,982)	$(236,486)
Net loss — pro forma	(4,549)	(12,951)	(49,982)	(236,531)

Basic and diluted loss per share, as reported	$(0.06)	$(0.18)	$(0.66)	$(3.14)
Basic and diluted loss per share, pro forma	(0.06)	(0.18)	(0.66)	(3.14)

2.	Terra Nitrogen (U.K.) Limited was found liable for damages associated with May 1998 recalls of carbonated beverages containing carbon dioxide tainted with benzene. Appeals against those judgments were unsuccessful. Certain other beverage manufacturers have indicated their intention to file claims for various and unspecified amounts. Management estimated total claims against Terra from these lawsuits may be £10 million, or $14 million when Terra, in 2001, established reserves to cover estimated loses.

Terra’s insurer denied Terra insurance coverage for these claims and Terra began litigation in federal court to obtain a declaration of insurance coverage. On October 17, 2003 the Eighth Circuit Court of Appeals upheld a lower court decision that Terra’s insurer is obligated to defend and indemnify Terra for all current and future benzene claims. According to the court’s decision, Terra is entitled to reimbursement of all benzene settlements and judgments paid to date, defense and associated costs, and interest from August 2002, the date of the lower court’s decision. The decision is subject to appeal, which the insurer has to file by November 17, 2003. Terra will not recognize income for any recoveries or reductions to reserves until the insurer has exhausted all appeals.

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

3.	Natural gas is the principal raw material used in Terra’s production of nitrogen products and methanol. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments and fixed price physical contracts. Terra’s normal policy is to hedge 20-80% of our natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. We notify the Board of Directors when we deviate from this policy. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

Terra has entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2003 and part of 2004, consistent with its policy. As a result of its policies, Terra has reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, Terra will incur higher costs. Contracts were in place at September 30, 2003 to cover 26% of natural gas requirements for the succeeding twelve months. We also use basis swaps to manage some of the basis risk.

Unrealized losses from forward pricing positions in North America totaled $9.3 million as of September 30, 2003. Terra also had $3.4 million of realized losses on closed North America contracts relating to future periods that have been deferred to the respective period.

For the period ending September 30, 2003, recording the fair value of derivatives resulted in a $8.2 million decrease to current assets, a $13.2 million increase to current liabilities and a $12.8 million increase, after deferred taxes of $8.5 million, to Accumulated Other Comprehensive Loss, which reflected the effective portion of the derivatives designated as cash flow hedges. The decrease to current assets was to recognize the value of open natural gas contracts and the increase to current liabilities was to reclassify deferred losses on closed contracts relating to future periods.

4.	Terra classifies its continuing operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions and ammonium nitrate to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes operating results by business segment:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

(in thousands)		2003	2002	2003	2002

Revenues	— Nitrogen Products	$277,292	$211,103	$821,577	$653,753
	— Methanol	47,025	46,772	160,992	116,928
	— Other	525	799	1,361	1,051

Total revenues		$324,842	$258,674	$983,930	$771,732

Income (loss) from operations
	— Nitrogen Products	$9,355	$4,241	$(51,757)	$7,111
	— Methanol	(1,083)	6,696	3,659	3,782
	— Other	(2,368)	(1,137)	(5,166)	(1,871)

Total income (loss) from operations		$5,904	$9,800	$(53,264)	$9,022

The impairment of long-lived assets (Note 5) of $53.1 million was included as a charge against the nitrogen segment’s second quarter operating income and resulted in a decrease of the nitrogen segment’s long-term assets.

5.	On February 27, 2003, we suspended production at our Blytheville, Arkansas and Woodward, Oklahoma facilities due to high natural gas prices. On March 5, 2003, we reduced ammonia and methanol production rates at our other North American facilities. On March 13, 2003, we announced the restart of the idled facilities and the resumption of near capacity production at our other North American facilities.

On June 26, 2003, we suspended production at our Blytheville, Arkansas facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led management to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly a $53.1 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. While the plant’s value is permanently impaired, we resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. We expect production will continue through April 30, 2004. We anticipate $4.0 to $6.0 million of spending will be required when the facility is permanently idled.

6.	On May 21, 2003, Terra Capital, Inc., a wholly owned subsidiary of Terra Industries Inc. issued $202 million of 11.5% Second Priority Senior Secured Notes due in 2010. The notes were priced at 99.402% to yield 11.625%. The fees and expenses of the transaction totaled $8.6 million. Terra used the proceeds of the offering to repay its 10.5% Senior Notes due 2005.

The notes are secured by a second priority security interest in certain domestic current assets and intellectual property of Terra Industries Inc. and its subsidiaries and capital stock of certain of its subsidiaries. The security interest is second in priority to a first priority security interest in the same assets in favor of the lenders under our revolving credit facility and is shared equally and ratably with our outstanding 12.875% Senior Secured Notes due 2008.

7.	Our pension liabilities were $226 million at December 31, 2002, which was $91 million higher than pension plan assets. Pension liabilities are computed during the fourth quarter of each year and the December 31, 2002 liability was computed based on a 6.3% discount rate based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our pension liability and increases in comparable bond yields would reduce our pension liability. Our net pension liability, after deduction of plan assets, could also increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the 6.3% discount rate.

8.	Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, was effective for our financial statements as of January 1, 2003. This standard required us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this standard did not have a material effect on our results of operations or financial position.

SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting for derivative instruments. This standard became effective in our third quarter. The adoption of this standard did not have a material effect on our financial position or results of operations.

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

FASB EITF issue 01-8, “Determining Whether an Arrangement Contains a Lease”, was assessed and did not impact our financial position.

9.	Condensed consolidating financial statements of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for September 30, 2003, December 31 and September 30, 2002 and condensed statements of operations and cash flows for the nine months ended September 30, 2003 and 2002 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

     Condensed Consolidating Statement of Financial Position as of September 30, 2003:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and short-term investments	$—	$18,566	$1,801	$911	$—	$21,278
Accounts receivable, net	—	15	36,282	71,153	—	107,450
Inventories	—	—	29,692	57,907	—	87,599
Other current assets	(565)	15,473	7,800	10,127	—	32,835

Total current assets	(565)	34,054	75,575	140,098	—	249,162

Property, plant and equipment, net	—	—	353,828	356,019	(3,237)	706,610
Other assets and deferred plant turnaround costs	48	19,698	11,250	29,487	740	61,223
Investments in and advanced to (from) affiliates	345,261	523,901	1,280,027	31,917	(2,181,106)	—

Total assets	$344,744	$577,653	$1,720,680	$557,521	$(2,183,603)	$1,016,995

Liabilities
Debt due within one year	$—	$—	$94	$58	$—	$152
Accounts payable	31	25	30,887	44,013	—	74,956
Accrued and other liabilities	25,126	19,883	30,266	30,054	—	105,329

Total current liabilities	25,157	19,908	61,247	74,125	—	180,437

Long-term debt and capital lease obligations	—	402,000	153	89	—	402,242
Deferred income taxes	28,579	19,422	—	(20,059)	—	27,942
Pension and other liabilities	77,814	11,036	2,652	16,901	—	108,403
Minority interest	—	16,582	68,195	—	—	84,777

Total liabilities and minority interest	$131,550	$468,948	$132,247	$71,056	$—	$803,801

Stockholders’ Equity
Common stock	128,920	—	73	49,709	(49,782)	128,920
Paid in capital	555,509	150,218	1,819,036	725,545	(2,694,799)	555,509
Accumulated other comprehensive loss	(58,964)	(23,250)	—	(14,500)	37,750	(58,964)
Retained deficit	(412,271)	(18,263)	(230,676)	(274,289)	523,228	(412,271)

Total stockholders’ equity	213,194	108,705	1,588,433	486,465	(2,183,603)	213,194

Total liabilities and Stockholders’ equity	$344,744	$577,653	$1,720,680	$557,521	$(2,183,603)	$1,016,995

     Condensed Consolidating Statement of Operations for the nine months ended September 30, 2003:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$387,621	$592,886	$2,062	$982,569
Other income, net	—	—	2,726	697	(2,062)	1,361

Total revenues	—	—	390,347	593,583	—	983,930

Cost and Expenses
Cost of sales	—	—	387,460	570,515	(3,316)	954,659
Selling, general and administrative expenses	3,735	(1,000)	18,391	7,334	984	29,444
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Equity in the (earnings) loss of subsidiaries	72,490	49,067	84,586	(481)	(205,662)	—

Total costs and expenses	76,225	48,067	502,873	618,023	(207,994)	1,037,194

Income (loss) from operations	(76,225)	(48,067)	(112,526)	(24,440)	207,994	(53,264)
Interest income	47	2,539	2,995	118	(5,270)	429
Interest expense	(12,139)	(29,486)	(31)	(5,273)	5,265	(41,664)
Minority interest	—	2,524	10,378	—	—	12,902

Loss from operations	(88,317)	(72,490)	(99,184)	(29,595)	207,989	(81,597)
Income tax (provision) benefit	38,335	—	—	(6,720)	—	31,615

Net Loss	$(49,982)	$(72,490)	$(99,184)	$(36,315)	$207,989	$(49,982)

     Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2003:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(49,982)	$(72,490)	$(99,184)	$(36,315)	$207,989	$(49,982)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Depreciation and amortization	—	2,768	38,184	41,089	—	82,041
Deferred income taxes	(41,575)	—	—	(3,231)	11,000	(33,806)
Minority interest in losses	—	(2,524)	(10,378)	—	—	(12,902)
Change in operating assets and liabilities	11,409	(3,947)	(96,993)	(4,934)	54,629	(39,836)
Other	—	—	—	—	569	569
Equity in earnings (loss) of subsidiaries	(72,490)	(49,067)	(84,586)	481	205,662	—

Net Cash Flows from Operating Activities	(152,638)	(125,260)	(240,521)	37,745	479,849	(825)

Investing Activities
Purchase of property, plant and equipment	—	—	(2,491)	(4,583)	—	(7,074)
Plant turnaround costs	—	—	(6,148)	(14,518)	—	(20,666)
Other	—	—	—	—	(1,100)	(1,100)

Net Cash Flows from Investing Activities	—	—	(8,639)	(19,101)	(1,100)	(28,840)

Financing Activities
Issuance of long-term debt	—	202,000	—	—	—	202,000
Principal payments on long-term debt and capital lease obligations	(200,000)	—	(66)	(41)	—	(200,107)
Deferred financing costs	—	(8,581)	—	—	—	(8,581)
Distribution to minority interests	—	(225)	(928)	—
					—	(1,153)
Change in investments and advances from (to) affiliates	353,164	(64,756)	238,298	(113,591)	(413,115)	—
Other	(527)	—	13,657	(13,281)	151	—

Net Cash Flows from Financing Activities	152,637	128,438	250,961	(126,913)	(412,964)	(7,841)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	305	305

Increase (decrease) in Cash and Short-term Investments	(1)		3,178 1,801	(108,269)	66,090	(37,201)

Cash and Short-term Investments at Beginning of Period	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments At End of Period	$—	$18,566	$1,801	$911	$—	$21,278

     Condensed Consolidating Statement of Financial Position as of December 31, 2002:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and short-term investments	$1	$15,388	$—	$109,180	$(66,090)	$58,479
Accounts receivable, net	—	—	38,102	62,911	—	101,013
Inventories	—	—	25,475	63,123	—	88,598
Other current assets	6,391	—	6,950	18,213	(353)	31,201

Total current assets	6,392	15,388	70,527	253,427	(66,443)	279,291

Property, plant and equipment, net	—	—	396,722	397,753	(4,000)	790,475
Investments in and advanced to (from) affiliates	621,231	397,043	1,438,412	(76,472)	(2,380,214)	—
Other assets and deferred plant turnaround costs	(479)	13,886	11,560	33,377	—	58,344

Total assets	$627,144	$426,317	$1,917,221	$608,085	$(2,450,657)	$1,128,110

Liabilities
Debt due within one year	$—	$—	$88	$55	$—	$143
Accounts payable	201	1,525	107,647	51,985	(66,442)	94,916
Accrued and other liabilities	25,695	5,676	34,802	32,157	—	98,330

Total current liabilities and minority interest	25,896	7,201	142,537	84,197	(66,442)	193,389

Long-term debt and capital lease obligations	200,000	200,000	225	133	—	400,358
Deferred income taxes	70,154	19,422	—	(16,828)	—	72,748
Pension and other liabilities	73,230	12,202	2,668	16,818	1	104,919
Minority interest	—	19,332	79,500	—	—	98,832

Total liabilities	369,280	258,157	224,930	84,320	(66,441)	870,246

Stockholders’ Equity
Common stock	128,654	—	73	49,709	(49,782)	128,654
Paid in capital	555,167	150,218	1,817,591	724,088	(2,691,897)	555,167
Accumulated other comprehensive loss	(63,668)	(36,285)	—	(18,238)	54,523	(63,668)
Retained earnings (deficit)	(362,289)	54,227	(125,373)	(231,794)	302,940	(362,289)

Total stockholders’ equity	257,864	168,160	1,692,291	523,765	(2,384,216)	257,864

Total liabilities and stockholders’ equity	$627,144	$426,317	$1,917,221	$608,085	$(2,450,657)	$1,128,110

     Condensed Consolidating Statement of Financial Position as of September 30, 2002:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and short-term investments	$—	$35,702	$—	$57,889	$(51,712)	$41,879
Accounts receivable, net	—	1,019	33,544	62,891	1	97,455
Inventories	—	—	23,159	63,678	1	86,838
Other current assets	9,427	—	5,509	17,462	(1,870)	30,528

Total current assets	9,427	36,721	62,212	201,920	(53,580)	256,700

Property, plant and equipment, net	—	—	406,228	390,453	(4,499)	792,182
Other assets and deferred plant turnaround costs	22	14,558	13,221	25,634	(1)	53,434
Investments in and advanced to (from) affiliates	656,334	396,235	1,224,495	136,664	(2,413,728)	—

Total assets	$665,783	$447,514	$1,706,156	$754,671	$(2,471,808)	$1,102,316

Liabilities
Debt due within one year	$—	$—	$86	$54	$—	$140
Accounts payable	19	2,372	80,307	37,769	(53,584)	66,883
Accrued and other liabilities	8,442	13,602	19,628	13,036	(153)	54,555

Total current liabilities	8,461	15,974	100,021	50,859	(53,737)	121,578

Long-term debt and capital lease obligations	200,000	200,000	247	147	—	400,394
Deferred income taxes	102,059	19,802	(7,257)	(15,132)	154	99,626
Pension and other liabilities	55,464	13,247	2,031	10,153	3	80,898
Minority interest	—	19,564	80,457	—	—	100,021

Total liabilities and minority interest	365,984	268,587	175,499	46,027	(53,580)	802,517

Stockholders’ Equity
Common stock	128,654	—	73	49,709	(49,782)	128,654
Paid in capital	555,167	150,218	1,656,742	892,448	(2,699,408)	555,167
Accumulated other comprehensive loss	(43,572)	(43,572)	—	(16,335)	59,907	(43,572)
Retained earnings (deficit)	(340,450)	72,281	(126,158)	(217,178)	271,055	(340,450)

Total stockholders’ equity	299,799	178,927	1,530,657	708,644	(2,418,228)	299,799

Total liabilities and stockholders’ equity	$665,783	$447,514	$1,706,156	$754,671	$(2,471,808)	$1,102,316

     Condensed Consolidating Statement of Operations for the nine months ended September 30, 2002:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$287,417	$477,365	$5,899	$770,681
Other income, net	—	—	2,969	3,980	(5,898)	1,051

Total revenues	—	—	290,386	481,345	1	771,732

Cost and Expenses
Cost of sales	—	—	285,198	450,643	(1,941)	733,900
Selling, general and administrative expenses	2,219	(464)	18,942	7,650	463	28,810
Equity in the (earnings) loss of subsidiaries	222,575	202,382	(4,450)	(7,996)	(412,511)	—

Total costs and expenses	224,794	201,918	299,690	450,297	(413,989)	762,710

Income (loss) from operations	(224,794)	(201,918)	(9,304)	31,048	413,990	9,022
Interest income	36	191	—	50	—	277
Interest expense	(16,393)	(20,500)	4,070	(7,205)	(24)	(40,052)
Minority interest	—	(348)	(1,429)	—	—	(1,777)

Income (loss) from continuing operations before income taxes	(241,151)	(222,575)	(6,663)	23,893	413,966	(32,530)
Income tax (provision) benefit	15,665	—	—	(2,653)	—	13,012

Income (loss) continuing operations	(225,486)	(222,575)	(6,663)	21,240	413,966	(19,518)
Discontinued operations, net of income taxes	(11,000)	—	—	—	—	(11,000)
Cumulative effect of change in accounting principle	—	—	(189,971)	(15,997)	—	(205,968)

Net income (loss)	$(236,486)	$(222,575)	$(196,634)	$5,243	$413,966	$(236,486)

     Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2002:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(236,486)	$(222,575)	$(196,634)	$5,243	$413,966	$(236,486)
Adjustments to reconcile net loss to net cash flows from operating activities:
Discontinued operations	11,000	—	—	—	—	11,000
Cumulative effect of change in accounting principle	—	—	189,971	15,997	—	205,968
Depreciation and amortization	—	2,085	38,224	38,668	—	78,977
Deferred income taxes	(8,859)	—	(3,887)	(6,860)	6,752	(12,854)
Minority interest in earnings	—	348	1,429	—	—	1,777
Change in operating assets and liabilities	3,804	(27,778)	59,194	27,087	(12,338)	49,969
Other	—	—	—	—	(98)	(98)
Equity in earnings (loss) of subsidiaries	222,575	202,382	(4,450)	(7,996)	(412,511)	—

Net Cash Flows from Operating Activities	(7,966)	(45,538)	83,847	72,139	(4,229)	98,253

Investing Activities
Purchase of property, plant and equipment	—	—	(2,239)	(14,350)	—	(16,589)
Plant turnaround costs	—	—	(6,823)	(8,229)	—	(15,052)
Other	—	—	6,823	2,361	(4,780)	4,404

Net Cash Flows from Investing Activities	—	—	(2,239)	(20,218)	(4,780)	(27,237)

Financing Activities
Principal payments on long-term debt	—	(36,277)	9	201	(1)	(36,068)
Stock issuance — net	608	—	—	—	—	608
Distributions to minority interests	—	(220)	(703)	—	—	(923)
Change in investments and advances from (to) affiliates	7,961	125,051	(90,049)	2,530	(45,493)	—
Other	(603)	(7,314)	(7,798)	(21,508)	37,223	—

Net Cash Flows from Financing Activities	7,966	81,240	(98,541)	(18,777)	(8,271)	(36,383)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	121	121

Increase (decrease) in Cash and Short-term Investments	—	35,702	(16,933)	33,144	(17,159)	34,754

Cash and Short-term Investments at Beginning of Period	—	—	16,933	24,745	(34,553)	7,125

Cash and Short-term Investments At End of Period	$—	$35,702	$—	$57,889	$(51,712)	$41,879

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

Impairments of long-lived assets — We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The recoverability of these assets depends highly upon the realization of certain underlying assumptions, such as future product prices and costs. During the 2003 second quarter, events occurred that necessitated an evaluation of recoverability of assets at our Blytheville facility.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led us to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly a $53.1 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. While the plant’s value is permanently impaired, we resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. We expect production will continue through April 30, 2004. We anticipate $4.0 to $6.0 million of spending will be required when the facility is permanently idled.

Pension assets and liabilities — Pension assets and liabilities are affected by the estimated market value of plan assets, estimated expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Our pension liabilities were $226 million at December 31, 2002, which was $91 million higher than pension plan assets. Pension liabilities are computed during the fourth quarter of each year and the December 31, 2002 liability was computed based on a 6.3% discount rate based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our pension liability and increases in comparable bond yields would reduce our pension liability. Our net pension liability, after deduction of plan assets, could also increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the 6.3% discount rate.

Post-retirement benefits — Post-retirement benefits are determined on an actuarial basis and are affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense ultimately recognized.

Revenue recognition — Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling.

Deferred income taxes — Deferred income tax assets and liabilities are based on the differences between the financial statement carrying amounts and the tax basis as well as temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred tax assets are regularly reviewed for recoverability based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, a reduction to all or a significant portion of our deferred tax assets may be required. In addition, we may be limited in our ability to reduce future losses for related income tax benefits due to inadequate deferred tax liabilities becoming due during the loss carryforward period.

Inventory valuation — Inventories are stated at the lower of cost or estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method. The nitrogen and methanol industries are characterized by rapid change in both demand and pricing. Rapid declines in demand could result in temporary or permanent curtailment of production, while rapid declines in price could result in a lower of cost or market adjustment.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED WITH
QUARTER ENDED SEPTEMBER 30, 2002

Consolidated Results

We reported a net loss of $4.5 million for the 2003 third quarter compared with a net loss of $12.9 million in 2002.

Our 2002 third quarter results included an $11.0 million charge for discontinued operations. Approximately $8.4 million of the charge related to discontinued coal operations’ higher-than-expected retiree health care costs with the remaining $2.6 million for estimated litigation damages and reserves against notes receivable and other assets associated with previously discontinued operations.

Our third quarter net loss from continuing operations was $4.5 million in 2003 and $1.9 million in 2002. The increased 2003 third quarter loss was primarily the result of lower margins for our methanol business segment as compared the prior year partially offset by margin improvements to our nitrogen business segment.

We classify our operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from Terra’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the three-month periods ended September 30, 2003 and 2002 follow:

(in thousands)	2003	2002

REVENUES:
Nitrogen Products	$277,292	$211,103
Methanol	47,025	46,772
Other	525	799

	$324,842	$258,674

OPERATING INCOME (LOSS):
Nitrogen products	$9,355	$4,241
Methanol	(1,083)	6,696
Other loss — net	(2,368)	(1,137)

	$5,904	$9,800

Nitrogen Products

Volumes and prices for the three-month periods ended September 30, 2003 and 2002 follow:

VOLUMES AND PRICES

	2003		2002

	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	334	$219	354	$140
Nitrogen solutions	994	98	967	73
Urea	73	180	138	126
Ammonium nitrate	269	141	239	118

*After deducting outbound freight costs

Nitrogen products segment revenues increased $66.2 million to $277.3 million in the 2003 third quarter compared with $211.1 million in the 2002 third quarter primarily as a result of higher sales prices. Lower nitrogen supplies and higher natural gas costs were the primary factors causing the increased prices as compared to the 2002 third quarter. Third quarter 2003 ammonia and urea sales volumes were affected by a decision to suspend production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices.

The nitrogen products segment had operating income of $9.4 million for the third quarter of 2003 compared with operating income of $4.2 million for the 2002 third quarter. The effect of higher sales prices on 2003 operating income was partially offset by higher natural gas costs and $3.2 million of idle plant costs at Blytheville. Natural gas costs increased $51 million from the 2002 third quarter as unit costs, net of forward pricing gains and losses, were $4.51/MMBtu during the 2003 third quarter compared to $2.81/MMBtu during the same 2002 period. As a result of forward price contracts, third quarter 2003 natural gas costs for the nitrogen products segment were $2.6 million higher than spot prices.

Methanol

For the three months ended September 30, 2003 and 2002 the Methanol segment had revenues of $47.0 million and $46.8 million, respectively. Sales volumes decreased 19% from prior year levels, but sales prices increased from $.56/gallon in 2002 to $.69/gallon in 2003 in response to higher production costs and tighter supplies.

The methanol segment had an operating loss of $1.1 million for the 2003 third quarter compared to operating income of $6.7 million for the 2002 third quarter. The decline to operating income was due to a $15 million (65%) increase to natural gas costs, which net of forward pricing gains and losses, were $5.06/MMBtu during the 2003 third quarter compared to $3.06/MMBtu during the 2002 period. The increase in sales prices was insufficient to offset the increased natural gas costs. As a result of forward pricing contracts, third quarter 2003 natural gas costs for the methanol segment were $1.0 million higher than spot prices.

Other Income — Net

Terra had other operating losses of $2.4 million in the 2003 third quarter compared to $1.1 million operating losses in the 2002 second quarter. These losses relate primarily to legal expenses for corporate activities not assignable to either business segment.

Minority Interest

Minority interest represents third-party interests in the earnings or losses of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest benefits of $.2 million were recorded for the 2003 third quarter as the result of TNCLP losses which were included in their entirety in consolidated operating results. Minority interest charges of $.5 million were recorded for the 2002 third quarter reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated financial results.

Interest Expense — Net

Interest expense, net of interest income, totaled $13.8 million during the 2003 third quarter compared with $13.3 million for the prior year period. The increased interest expense primarily related to higher interest rates associated with $202 million of long-term debt issued in May, 2003.

Income Taxes

Income taxes for the third quarter 2003 and 2002 were recorded at an effective tax rate of 40%, Terra’s estimated annual effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated Results

Terra reported a net loss from operations of $50.0 million for the nine months ended September 30, 2003 compared with a net loss from continuing operations of $19.5 for the same period in 2002. The increase in the 2003 loss was primarily related to $53.1 of impairment charges to write down our Blytheville nitrogen facility to estimated fair value.

Total revenues and operating income (loss) by segment for the nine-month periods ended September 30, 2003 and 2002 follows:

(in thousands)	2003	2002

REVENUES:
Nitrogen Products	$821,577	$653,753
Methanol	160,992	116,928
Other	1,361	1,051

	$983,930	$771,732

OPERATING INCOME (LOSS):
Nitrogen products	$1,334	$7,111
Impairment of long-lived assets (nitrogen products)	(53,091)	—
Methanol	3,659	3,782
Other loss — net	(5,166)	(1,871)

	$(53,264)	$9,022

Nitrogen Products

     Volumes and prices for the nine-month periods ended September 30, 2003 and 2002 follow:

VOLUMES AND PRICES

	2003		2002

	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	1,012	$224	1,147	$141
Nitrogen solutions	2,843	97	2,904	72
Urea	397	170	482	117
Ammonium nitrate	686	135	690	119

* After deducting outbound freight costs

Nitrogen products segment revenues increased $167.8 million to $821.6 million in the 2003 first nine months compared with $653.8 million in the 2002 first nine months primarily as a result of higher sales prices, partly offset by lower sales volumes. Lower nitrogen supplies were the primary factor causing the price increases from 2002 as high natural gas costs resulted in industry-wide production curtailments leading up to the 2003 planting season. Sales volumes in 2003 were lower than previous year due to our own production curtailments including a decision to suspend production on June 26, 2003 at the Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices.

Excluding impairment charges (see below), the nitrogen products segment had operating income of $1.3 million for the first nine months of 2003 compared with operating income of $7.1 million for the 2002 first nine months. Higher selling prices contributed $187 million to 2003 earnings, but were more than offset by higher natural gas costs, lower sales volumes and idle plant costs. Natural gas costs increased $182 million from the 2002 first nine months as unit costs, net of forward pricing gains and losses, were $4.71/MMBtu during the 2003 first nine months compared to $2.80/MMBtu during the same 2002 period. As a result of forward price contracts, first nine months 2003 natural gas costs for the nitrogen products segment were $3.1 million lower than spot prices.

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

Methanol

For the nine months ended September 30, 2003 and 2002 the methanol segment had revenues of $161.0 million and $116.9 million, respectively. Sales volumes decreased 15% from prior year levels, but selling prices increased from $.46/gallon in 2002 to $.74/gallon in 2003. The sales decline was due, in part, to production outages related to a scheduled plant turnaround.

The methanol segment generated $3.7 million operating income in the 2003 first nine months compared to $3.8 million operating income in the 2002 first nine months. The 2003 operating income reflects higher selling prices, offset by higher costs and decreased volumes. The major cost increase was to natural gas costs which, net of forward pricing gains and losses, increased to $5.27/MMBtu, during the 2003 first nine months compared to $2.89/MMBtu during the 2002 period. First nine months 2003 natural gas costs were $1.2 million lower than spot prices as a result of forward pricing contracts.

Other Income — Net

Terra had other operating losses of $5.2 million in the 2003 first nine months compared to $1.9 million operating losses in the 2002 first nine months. The increase to expenses relate primarily to legal expenses for corporate activities not assignable to either business segment.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest credits of $12.9 million were recorded for the 2003 first nine months as the result of TNCLP losses, which included impairment charges for long-lived assets related to the Blytheville facility and were included in their entirety in consolidated operating results. The minority interest charge of $1.8 million in the 2002 first nine months reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated operating results.

Interest Expense — Net

Interest expense, net of interest income, totaled $41.2 million during the 2003 first nine months compared with $39.8 million for the prior year period. The increased interest expense primarily related to higher interest rates associated with $202 million of long-term debt issued in May, 2003.

Income Taxes

Income taxes for the first nine months of 2003 and 2002 were recorded at an effective tax rate of 39% and 40%, respectively, Terra’s estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds will be to fund our working capital requirements, make payments on our debt and other obligations and make capital expenditures. The principal sources of funds will be cash flow from operations and borrowings under available bank facilities.

During the first nine months of 2002, cash and short-term investments declined $37.2 million. Net cash used in operating activities was $825,000 and cash used for investing activities, primarily capital expenditures and plant turnaround costs, was $28.8 million. An additional $7.8 million was used in financing activities, primarily for fees in connection with the refinancing of long-term debt obligations.

Net cash used in operating activities for the first nine months of 2003 was $.8 million, composed of $39.2 million of cash provided from operating activities, and $38.4 million used to fund working capital needs. Working capital needs primarily consisted of reductions to customer prepayment balances and accounts payable. We had $23.7 million in customer prepayments at September 30, 2003 that we anticipate will be satisfied during our fourth quarter.

During the first nine months of 2003, we funded plant and equipment purchases of $7.1 million primarily for replacement or stay-in-business capital needs. We expect 2003 plant and equipment purchases to approximate $10 million, consisting primarily of the expenditures for routine replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $20.1 million of plant turnaround during the first nine months of 2003. Plant turnaround costs for 2003 are expected to approximate $30 million.

On May 21, 2003, we issued $202 million of 11.5% Second Priority Senior Secured Notes due in 2010. The notes were priced at 99.402% to yield 11.625%. We used the proceeds to repay our 10.5% Senior Notes due in 2005. As a result of these transactions, maturities of long-debt are as follows: 2004 — $0.2 million, 2005 — $36.0 million, 2006 — none, 2007 — none, 2008 — $200.0 million, and for 2009 and beyond — $202 million.

During the first nine months of 2003 and 2002 we distributed $1.2 million and $.9 million, respectively, to the minority TNCLP common unitholders. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 65% of eligible inventory, less outstanding letters of credit. At September 30, 2003, we had no revolving credit borrowings and $31.0 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $102.0 million under the facility. We are required to maintain a minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from Terra’s financial statements. For the 12 months ended September 30, 2003, operating cash flows as defined in the credit facility was $80.0 million.

Our ability to meet bank covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could require additional costs and fees to amend the bank facilities or could result in termination of the facilities. Access to adequate bank facilities is critical to funding our operating cash needs. Based on current market conditions for our finished products and natural gas, we anticipate that we will be able to meet our covenants through 2004. Nevertheless, if product margins were to be as depressed as during portions of the 2003 first half or if there were to be any adverse changes in the factors discussed above, we may need a waiver of our bank covenants and there is no assurance we could receive such waivers.

Our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

On August 22, 2003, Fitch, IBCA, Duff & Phelps Ratings (“Fitch”) lowered its rating on our Senior Secured Notes due 2008 from BB- to B+. As of the date of this filing, the following table sets forth the ratings information from Standard & Poor’s Rating Services (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch:

	S&P	Moody’s	Fitch

Corporate/Senior Implied	B+	B3	Not applicable
Senior Secured Notes due 2008	B+	B3	B+
Second Priority Senior Secured notes due 2010	B-	Caa1	B-

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our pension liabilities were $226 million at December 31, 2002, which was $91 million higher than pension plan assets. Pension liabilities are computed during the fourth quarter of each year and the December 31, 2002 liability was computed based on a 6.3% discount rate based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our pension liability and future increases in comparable bond yields would decrease our pension liability. Our net pension liability, after deduction of plan assets, could also increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the 6.3% discount rate. Our cash contributions to pension plans were $7 million in 2002 and, based on the 2002 assumptions, are estimated at $7 million in 2003, $20 million in 2004, $15 million in 2005 and $7 million in 2006. Actual contributions for 2004 and beyond could vary depending on actual returns for plan assets, legislative changes to pension funding requirements and plan amendments.

Cash balances at September 30, 2003 were $21.3 million, all of which is unrestricted.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 48.5% of Terra Industries’ outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra Industries with the timing based on market and other conditions.

FORWARD-LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward-looking. Forward-looking information reflects management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: changes in financial markets, general economic conditions within the agricultural industry, changes in competitive factors and prices, (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the “Factors that Affect Operating Results” section of Terra’s most recent Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We use derivative financial instruments to manage risk in the areas of natural gas prices, foreign currency fluctuations and interest rates. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 13 — Derivative Financial Instruments contained in Item 8.

Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing our exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products and methanol. Contracts were in place at September 30, 2003 to cover 26% of our natural gas requirements for the succeeding twelve months (see Note 3). Our future ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

At September 30, 2003, we had no forward positions in any foreign currency.

Our only debt facility with floating rates at September 30, 2003 is borrowings under our bank lines. No borrowings were outstanding at September 30, 2003. There were no interest rate derivatives outstanding at September 30, 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Footnote 2 to Terra Industries Inc. Notes to the Consolidated Financial Statements in Part 1 of this Form 10-Q is incorporated herein by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K dated July 31, 2003 announcing second quarter earnings

Form 8-K dated September 17, 2003 announcing plans to restart the Blytheville facility

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: October 31, 2003	/s/ Francis G. Meyer Francis G. Meyer Senior Vice President and Chief Financial Officer and a duly authorized signatory