Form 10-K
period 2003-12-31
TERRA INDUSTRIES INC
filed 2004-03-09
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common shares held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common shares, as of the last business day of the registrant’s most recently completed second fiscal quarter was $40,716,528.10

The number of shares of Common Shares, without par value, outstanding as of March 1, 2004 was 77,597,647.

Documents Incorporated by Reference

Certain portions of the proxy statement for the Annual Meeting of Stockholders of Registrant to be held on May 4, 2004 are incorporated herein by reference into Part III hereof.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

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

Terra makes available free of charge through its web site, www.terraindustries.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Terra’s internet web site and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Business Overview

Terra is a leading North American and U.K. producer and marketer of nitrogen products serving both agricultural and industrial end-use markets. Terra is one of the largest North American producers of ammonia, the basic building block of nitrogen fertilizers. We upgrade a significant portion of the ammonia we produce into higher value products, which are easier for agricultural end-users to transport, store and apply to crops than ammonia. In addition, Terra is the largest U.S. producer of merchant methanol. We own eight manufacturing facilities in North America and the U.K. that produce nitrogen products. Two of these facilities also produce methanol.

Nitrogen is both a global and local commodity: global because it is both produced and traded in almost all regions of the world, local because local fertilizer customers display preferences for nitrogen in one of four basic forms based upon local conditions. The principal forms of nitrogen fertilizer products that are traded globally are ammonia (82% nitrogen by weight) and, to a lesser extent, urea (46% nitrogen by weight) and ammonium nitrate (AN), (34% nitrogen by weight). Urea ammonium nitrate (UAN) has only recently been traded in international markets. It is less likely to be traded because it has a high cost of transportation due to its high water content. Because transportation is a significant component of a customer’s total cost, a key to competitiveness in the nitrogen business is to have the lowest delivered cost for the customer’s product of choice, while providing a reliable source of supply.

The locations of Terra’s North American production facilities provide it with a competitive advantage in serving agricultural customers in the Corn Belt and other major agricultural areas of the United States and Canada. Terra’s U.K. facilities are able to serve competitively the entire British agricultural market. Terra’s facilities have the following production capacities:

	Annual Capacity[1]
Location	Ammonia[2]	UAN[3]	AN4	Urea[5]	Methanol[6]
Beaumont, Texas[7]	255,000	—	—	—	225,000,000
Blytheville, Arkansas[8]	420,000	30,000	—	480,000	—
Port Neal, Iowa	370,000	810,000	—	60,000	—
Verdigris, Oklahoma	1,050,000	2,200,000	—	—	—
Woodward, Oklahoma[7]	440,000	340,000	—	25,000	40,000,000
Courtright, Ontario	480,000	400,000	—	175,000	—
Severnside, U.K.	265,000	—	500,000	—	—
Billingham, U.K.[9]	550,000	—	500,000	—	—

Total	3,830,000	3,780,000	1,000,000	740,000	265,000,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns.
2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
3.	Measured in tons of UAN containing 28% nitrogen by weight.
4.	Measured in tons.
5.	Urea is sold as urea liquor from our Port Neal and Woodward facilities and as granular urea from the Blytheville and Courtright facilities. Production capacities shown are for urea sold in tons.
6.	Measured in gallons.
7.	The Beaumont capacities represent the design capacity of the ammonia loop and revised capacity of the methanol plant following the loss of CO2 feedstock due to shutdown of the DuPont ammonia plant. Plant capacity for Beaumont and Woodward depends on the product mix (ammonia/methanol).
8.	During 2003, management concluded that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the Blytheville, Arkansas facility’s useful life. The facility is expected to remain in operation through at least April 2004.
9.	The Billingham, England facility also produces merchant nitric acid; 2003 sales were 258,373 product tons.

The principal customers for Terra’s North American nitrogen products are national agricultural retail chains (such as UAP and Cargill), farm cooperatives, independent dealers and industrial customers (such as DuPont). Industrial customers use our products to manufacture chemicals and plastics such as acrylonitrile, polyurethanes, fibers, explosives and adhesives. Agricultural customers accounted for approximately 76% and industrial customers approximately 24% of Terra’s North American nitrogen product revenue in 2003. In the U.K., revenues are evenly divided between agricultural and industrial customers.

Product	% of Total 2003 Terra Revenues[1]	U.S. Capacity Position	U.K. Capacity Position
Ammonia	24.2%	2	1
UAN	28.1%	1	*
AN	9.8%	*	1
Urea	8.2%	4	*
Methanol	15.5%	1	*

1	Revenues from sales of carbon dioxide, nitric acid and other nitrogen products and services, as well as industrial sales in the U.K., represented 14.2% of our total revenues for 2003.
*	Terra does not compete in these markets.

During December 2003, Terra entered into contracts with the Methanex Corporation (“Methanex”) providing it exclusive rights to all methanol production at the Beaumont facility for five years. Methanex paid $25 million for the exclusive rights and will purchase production from Terra at values expected to approximate cash production costs. Methanex will also pay Terra 50% of gross profits earned from its sales of Beaumont product up to maximum payments to Terra of $12 million per year. Methanex has the right to terminate Beaumont production during the agreement, and Terra would be responsible for the costs of shutting down the facility. Terra also entered into an agreement for Methanex to market, under a commission arrangement, all methanol produced at the Woodward facility. The customers under these arrangements are primarily large domestic chemical producers.

Company Strategies

Enhance Competitive Position Through Continued Efficiency Improvement

Terra intends to continue to improve its competitive position in the worldwide nitrogen fertilizer industry by enhancing the operating and energy efficiency of its plants while rigorously controlling fixed costs. We have upgraded and will continue to upgrade our equipment and processes through prudent investment and personnel training.

Use Natural Gas Contracts to Protect Margins

Natural gas costs in 2003 accounted for approximately 66% of total costs and expenses for Terra’s North American nitrogen products business, 44% of total costs and expenses for the U.K. nitrogen products business and 72% of total costs and expenses for the methanol business. It is Terra’s normal practice to fix or cap the price of a substantial portion of its future natural gas requirements through supply contracts, financial derivatives and other instruments. These tools are used to lock in natural gas costs and protect against an adverse impact on margins due to increases in natural gas costs.

Pursue New Market Opportunities

Terra will pursue new market opportunities such as those presented as a result of recent environmental regulations promoting the use of ammonia to clean airborne pollutants emitted by power generating plants. We believe these regulations could increase the annual demand for ammonia by up to 2 million tons, or 13% of total U.S. capacity, by 2012. Terra is working with customers, including power producers, to provide the nitrogen products, storage facilities and handling expertise they need for these purposes.

Maintain Leadership Positions in Our Key Products

Terra intends to maintain its leading market positions in its key markets by focusing on being a reliable, low-cost supplier of our products to our existing customers and by identifying new customers and end markets for our products.

Reduce Financial Leverage

Terra’s primary financial strategy is to use operating cash flows to reduce net debt balances and/or issue new equity to finance opportunities expected to improve operating cash flows.

Nitrogen Business Segment

Terra is a leading producer and marketer of nitrogen products, principally fertilizers. We upgrade a significant portion of the ammonia that we produce into other nitrogen products, such as urea, ammonium nitrate (AN) and urea ammonium nitrate (UAN). Ammonia, urea and UAN are the principal nitrogen products we produce and sell in North America. Terra produces and sells primarily ammonia and AN in the U.K. Other important products that we manufacture in both the U.S. and U.K. include nitric acid and carbon dioxide. These products, along with a portion of our ammonia and urea production, are used as non-agricultural industrial feedstocks.

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

Ammonia

Ammonia is the simplest form of nitrogen fertilizer and is the feedstock for the production of other nitrogen fertilizers, including urea, AN and UAN. Ammonia is also widely used in industrial applications. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer on a per pound of contained nitrogen basis. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than UAN or urea because of the need for specialized application equipment and the lack of application flexibility.

Urea

Terra produces urea for both the fertilizer and animal feed markets by converting ammonia and carbon dioxide into liquid urea, which can be further processed into a solid, granular form. Urea is also used in industrial applications. Granular urea has a nitrogen content of 46% by weight, the highest level of any solid nitrogen product. Terra produces both a granulated form of urea, generally for the fertilizer market, and urea liquor (liquid) for animal feed supplements and industrial applications.

Ammonium Nitrate

Terra produces AN at two facilities in the U.K. AN is produced by combining nitric acid and ammonia into a liquid form which is then converted to a solid, largely for fertilizer applications. The nitrogen content of AN is 34% by weight. AN is the preferred fertilizer in the British agricultural market.

Urea Ammonium Nitrate

UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate and water. The nitrogen content of UAN ranges from 28% to 32% by weight. Because of its high water content, UAN is relatively expensive to transport, making this largely a regionally distributed product.

UAN can be applied to crops directly or can be mixed with crop protection products, permitting the application of several materials simultaneously, reducing energy and labor costs and accelerating field preparation for planting. In addition, UAN may be applied from ordinary tanks and trucks and can be sprayed or injected into the soil, or applied through irrigation systems, throughout the growing season, providing significant application flexibility. Due to its stability, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to evaporation losses.

Manufacturing Facilities

Terra’s eight fertilizer manufacturing facilities are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of our nitrogen products manufacturing facilities was 91%, 97% and 81% in 2003, 2002 and 2001, respectively. Our capacity utilization was reduced in 2003 and 2001, reflecting several plant shutdowns due to natural gas prices increasing faster than nitrogen prices. Capacity utilization increased in 2002 due to lower gas price, high production rates, good plant reliability, and reduced shutdowns for planned maintenance.

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

Terra believes it has some of the most efficient UAN plants in North America, including three of the five lowest-cost plants in terms of delivered cost to end-users. The location of our Port Neal, Iowa and Courtright, Ontario plants, with low-cost access to nearby Corn Belt markets, allows these plants to be among the most efficient in North America as measured by delivered cost to the end-user. Because of UAN’s relatively high transportation costs due to its water content, there is less competition from importers than for ammonia or urea. Four of our facilities are able to provide UAN locally by truck which also offers a competitive advantage in serving agricultural customers due to the high cost of transporting UAN.

The Blytheville, Arkansas facility consists of an ammonia plant, a granular urea plant and a UAN plant. The ammonia plant is leased from the City of Blytheville at a nominal annual rate. The ammonia plant lease is scheduled to expire in November 2009, and we have an option to extend the lease for eleven successive terms of five years each at the same rental rate. Terra has an unconditional option to purchase the plant for a nominal price at the end of the lease term (including any renewal term). The urea plant is also leased from the City of Blytheville. The urea plant lease is scheduled to expire in November 2005, and we have an option to extend the lease for three successive terms of five years each at the same rental rate. Terra also has a similar, unconditional option to purchase the urea plant for a nominal price. During 2003, management concluded that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s established useful life and a $53.1 million impairment charge was recorded. The facility is currently in production and is expected to be operating at least through April 2004.

Marketing and Distribution

The principal customers for Terra’s North American manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. Industrial customers accounted for approximately 24% of Terra’s North American nitrogen product revenues in 2003. At December 31, 2003, we had contracted to sell 14% of our 2004 scheduled nitrogen production at prices indexed to published sources.

Terra’s production facilities, combined with significant storage capacity at over 52 locations throughout the major fertilizer consuming regions of the U.S. and Canada, position Terra to respond competitively to demand in our markets. This is a distinct advantage over imports, which face logistical challenges and higher costs in transporting product to end-users in a timely fashion.

Terra U.K. sales are divided about equally between agricultural and industrial customers. Terra engages merchants and buying groups to sell its Nitram brand bagged AN fertilizer directly to British farmers. AN is also bagged for other U.K. suppliers and sold in bulk to suppliers who blend it with potash and phosphates, bag it and distribute it to farmers. A small quantity of AN is exported to continental Europe.

Terra U.K.’s industrial products include ammonia, nitric acid, and liquid carbon dioxide. Most industrial sales are to customers where Terra has a freight advantage.

Methanol Business Segment

Product

Terra is the leading U.S. producer of merchant methanol. Methanol is used as a feedstock to produce chemical products such as formaldehyde, acetic acid and a variety of chemical intermediates. Another major market for methanol is as a feedstock in the production of MTBE, an oxygenate used as an additive in reformulated gasoline and as an octane enhancer in non-reformulated gasoline.

Manufacturing Facilities

Terra has two U.S. facilities that produce methanol. Our Beaumont, Texas facility is the largest methanol production plant in the U.S., with 225 million gallons of annual methanol production capacity. This plant produced 204 million, 235 million and 235 million gallons of methanol in 2001, 2002 and 2003, respectively. The Woodward, Oklahoma facility produced 31.5 million, 33.8 million and 33.8 million gallons of methanol in 2001, 2002 and 2003, respectively, and has an annual methanol production capacity of 40 million gallons.

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

Marketing and Distribution

During December 2003, Terra entered into contracts with Methanex providing it exclusive rights to purchase or market all of Terra’s methanol production as discussed more fully in the previous Business Overview section.

Nitrogen Industry Overview

Overview

The three major nutrients required for plant growth are phosphorous, mined as phosphate rock; potassium, mined as potash; and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. Nitrogen is an essential element for most organic compounds in plants as it promotes protein formation and is a major component of chlorophyll, which helps to promote green healthy growth and high yields. There are no substitutes for nitrogen fertilizers in the cultivation of high-yield crops. These three nutrients occur naturally in the soil to a certain extent but must be replaced as crops remove them from the soil. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of absorption by crops and its tendency to escape from the soil by evaporation or leaching. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-by-year per-acre-planted basis than is demand for phosphate or potash fertilizer.

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

Supply

Increased ammonia prices in 1995 led to capacity expansion projects globally that resulted in capacity growth that was, in the short term, substantially greater than demand, causing a structural imbalance in ammonia supply and demand. In addition, foreign government support for domestic production in India, China and the former Soviet Union, has kept uneconomical plants running, further increasing supply.

This new global capacity has been partially offset by permanent plant closings in the U.S. and Europe since 1998. Recent increases in natural gas costs in many regions of the world has forced temporary plant closures which, in addition to permanent plant closures, have provided support for nitrogen prices.

Imports account for a significant portion of U.S. nitrogen product supply. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions of close proximity to the point of entry for imports, primarily the Gulf Coast and East Coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports.

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

MTBE accounts for over 25% of global demand for methanol. MTBE is considered the preferred oxygenate by the refining industry and its production has grown rapidly until 2003. Initiatives in California and other states resulted in regulations that prohibit the addition of MTBE to gasoline beginning in 2003.

Supply

Over the past several years significant industry restructuring has taken place with most North American methanol capacity shut down. New methanol production facilities have generally been constructed in locations with access to low-cost natural gas, although this advantage is partially offset by higher distribution costs due to distance from major markets. Industry analysts have identified approximately 7.0 million metric tonnes of new methanol capacity (20% of current global demand) that will start up from 2004 through 2006.

Credit

Our credit terms are generally 15-30 days in the U.S. and 30 days in the U.K., but may be extended for longer periods during certain sales seasons consistent with industry practices. Bad debt writeoffs have been less than $1.5 million annually for each of the past three years.

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

Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to North America and the U.K.;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and

•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices.

Price spikes in North American natural gas markets prompted industry-wide curtailment of both nitrogen fertilizer and methanol production in 2003 and 2001. We substantially reduced our North American production rates at the end of February through March 2003 due to high natural gas costs. During 2001, most of our North American production was idled for the month of January due to high natural gas costs. There were no shutdowns in 2002 driven by natural gas costs.

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

Raw Materials

The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2003 accounted for about 66% of total costs and expenses for our North American nitrogen products business, 44% of total costs and expenses for our U.K. nitrogen products business, and 72% of total costs and expenses associated with our methanol business. We believe there is a sufficient supply of natural gas for the foreseeable future and will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

Terra’s natural gas hedging policy is to fix or cap the price of 20% to 80% of our natural gas requirements for a rolling 12-month period, and up to 50% of our natural gas requirements for the subsequent 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Departures from policy are permitted with the approval of the Board of Directors. Capping natural gas prices is accomplished through various supply contracts, financial derivatives and other instruments. A significant portion of the global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies. These facilities’ natural gas costs have been and likely will continue to be substantially lower than Terra’s.

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

Transportation

Terra uses several modes of transportation to distribute products to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. We use approximately 50 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in 18 U.S. states and one Canadian province.

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

Research and Development

We are currently not undertaking any significant, ongoing research and development efforts.

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

Terra’s domestic competitors in the nitrogen fertilizer markets include a large farm cooperative and other independent fertilizer companies. In addition, nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those produced by Terra. Countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future. Importers face higher transportation costs, which reduce their advantage of inexpensive natural gas.

In the methanol segment, production and trade have become increasingly globalized and a number of foreign competitors produce methanol primarily for the export market. Many of these foreign competitors have access to favorably priced sources of natural gas and are relatively insensitive to raw material price fluctuations. However, because of low domestic demand, foreign competitors aggressively pursue the U.S. and other export markets. Industry analysts have identified approximately 7.0 million metric tonnes of new foreign methanol capacity (20% of current global demand) that will start up from 2004 through 2006.

Nitrogen sales are made through independent retailers, resellers, farmer co-operatives affiliated dealer organizations and brokers. Methanol sales are conducted through Methanex as described in the preceding Business Overview section.

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

The State of Arizona designated Inspiration Consolidated Copper Company (“Inspiration”), a Terra subsidiary that disposed of its assets in 1988 and no longer operates a business, as a potentially responsible party (“PRP”) under the state Superfund law at the Pinal Creek Drainage Basin Site (“Pinal Site”) in Globe/Miami, Arizona, based upon Inspiration’s prior ownership and operation of copper mining and production facilities. Under state and federal Superfund laws, all PRPs may be jointly and severally liable for the costs of investigation and/or remediation of an environmentally impaired site regardless of fault or the legality of original disposals. The Pinal Site is the subject of ongoing investigation and cleanup to address releases of acidic metal-bearing solutions from past copper mining and production facilities. The remedial actions are governed by a 1997 consent decree between the Arizona Department of Environmental Quality and the two current owners/operators of the copper mining and production facilities (one of whom is the successor to Inspiration’s buyer) and Inspiration (collectively with us, the “Group”). The Group’s members are jointly and severally financing and performing the work, but Inspiration no longer owns assets at the Pinal Site. Also, the Group has filed an action for cost-recovery against other former owners and operators at the Pinal Site. In a related matter, residents in an area of the Pinal Site brought a class action against the Group seeking property damages and medical monitoring for potential personal injuries allegedly related to the acidic metal-bearing groundwater. All claims have been settled, although plaintiffs reserved the right to assert personal injury claims individually. After consideration of such factors as the number of PRPs and levels of financial responsibility, including the ongoing litigation, claims against historic insurance carriers, and contractual indemnities, we believe that our liability with respect to these matters will not be material. Existing contractual indemnities may be subject to legal challenge, however, and there can be no guarantee that they will be upheld or sufficient to cover all costs, or that material expenditures will not be incurred for these matters.

Terra retained a small number (less than 10%) of its retail locations after the sale of its distribution business in 1999. Some of these locations are now, or are expected in the future to be, the subject of environmental clean-up activities for which we have retained liability. We do not believe that such environmental costs and liabilities will have a material effect on our results of operations, financial position or net cash flows.

With respect to our Verdigris and Blytheville facilities, Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of these facilities) retained liability for certain environmental matters. With respect to our Beaumont facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to its sale of the facility in 1991. Likewise, with respect to our Billingham and Severnside, England facilities, the seller, ICI, indemnified us, subject to certain conditions, for pre-December 31, 1997 environmental contamination associated with the purchased assets. Known conditions are not expected to result in material expenditures but discovery of unknown conditions or the failure of prior owners and operators and indemnitors to meet their obligations could require significant expenditures.

Terra may be required to install additional air and water quality control equipment, such as low NOx burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities in order to maintain compliance with applicable environmental requirements. We estimate that the cost of additional equipment to comply with these requirements in 2004 and the next two years will be less than $10 million.

Terra endeavors to comply in all material respects with applicable environmental, health and safety regulations and has incurred substantial costs in connection with such compliance. Because these regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. We do not expect our compliance with such regulations to have a material adverse effect on our results of operations, financial position or net cash flows. However, there can be no guarantee that new regulations will not result in material costs.

Revenues and Assets

Terra’s revenues from external customers, measure of profit and loss, total assets and revenues and assets according to geography for the years 2001-2003 appear in Item 8.

Employees

We had 1,138 full-time employees at December 31, 2003, with all 407 U.K. employees covered by a wage and working conditions arrangement similar to a collective bargaining agreement.

ITEM 3. LEGAL MATTERS

Terra Nitrogen (U.K.) Limited was found liable for damages, plus interest and attorney fees, associated with May 1998 recalls of carbonated beverages containing carbon dioxide tainted with benzene. Appeals against those judgments were unsuccessful. Management estimated total claims against Terra from these lawsuits may be £10 million, or $14 million in 2001 when Terra established reserves to cover estimated losses. Terra’s insurer denied coverage under Terra’s insurance policy and Terra was required to pay the beverage manufacturers’ claims with its own funds.

Terra filed suit against its insurer in U.S. District Court in Sioux City, Iowa seeking a declaration of insurance coverage and reimbursement of the claim payments. In August 2002, the court granted summary judgment in Terra’s favor and ordered the insurer to pay the claims. The U.S. Court of Appeals for the Eighth Circuit affirmed the district court’s decision in October 2003 and later denied a motion by the insurer for a rehearing. Terra’s insurer is seeking an appeal to the U.S. Supreme Court. Management will continue to pursue Terra’s rights against the insurer and will not modify the product claim cost reserve from the insurer’s reimbursement of the claims until final resolution of the matter.

On January 29, 2003, an Arizona jury awarded $10.1 million in damages and subsequently, $1.1 million in attorney fees to a former Terra employee whose distribution and crop consulting business Terra acquired in 1997. The plaintiff alleged bad faith and fraud against Terra in connection with the sale of his business to Terra. On June 6, 2003, Terra filed an appeal of the judgment with the Arizona Court of Appeals. Both parties have filed opening briefs. Oral argument on the appeal has not yet been scheduled.

We are involved in various other legal actions and claims, including environmental matters, arising from the normal course of business. While it is not possible to predict with certainty the final outcome of these proceedings, we do not believe that these matters, the U.K. benzene claims, or the Arizona business purchase litigation will have a material adverse effect on our results of operations, financial position or net cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Terra during the fourth quarter of 2003.

Executive Officers of Terra

The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer’s business experience during the past five years:

Name	Present positions and offices with the Company and principal occupations during the past five years
Michael L. Bennett	President and Chief Executive Officer of Terra since April 2001; Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001; President and Chief Executive Officer of Terra Nitrogen Division since June 1998. Age 50.

Joseph D. Giesler	Vice President of Industrial Sales and Operations of Terra since December 2002; Global Director, Industrial Sales of Terra from September 2001 to December 2002; Director of Marketing of Terra from June 2000 to August 2001; Director of Western Division of Terra from July 1998 to May 2000; Regional Manager of Terra from February 1996 to July 1998. Age 45.

Mark A. Kalafut	Vice President, General Counsel and Corporate Secretary of Terra since June 2001; Vice President and Associate General Counsel of Terra from April 1997 through June 2001. Age 50.

Francis G. Meyer	Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 51.

W. Mark Rosenbury	Senior Vice President and Chief Administrative Officer of Terra since August 1999; Vice President, European Operations of Terra and Managing Director of Terra Nitrogen U.K. from January 1998 to August 1999. Age 56.

Richard S. Sanders Jr.	Vice President, Manufacturing of Terra since August 2003; Plant Manager, Verdigris, OK manufacturing facility from 1995 to August, 2003. Age 46.

Wynn S. Stevenson	Vice President, Taxes and Corporate Development of Terra since May 1998. Age 49.

There are no family relationships among the executive officers and directors of Terra or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Officers of Terra are elected annually to serve until their respective successors are elected and qualified.

PART II

ITEM 5. MARKET FOR TERRA’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The main markets in which Terra’s common shares trade are the NYSE and the TSE. Set forth below are the high and low sales prices of Terra’s common shares during each quarter specified as reported on the NYSE.

(per-share data and stock prices)	March 31	June 30	Sept. 30	Dec. 31
2003
Common Share Price:
High	$1.77	$1.69	$2.23	$3.55
Low	1.06	1.07	0.97	1.88

2002
Common Share Price:
High	$3.97	$2.99	$2.23	$2.05
Low	2.40	1.76	1.45	1.53

As of March 1, 2004 there were approximately 3,440 record holders of Terra’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

Financial Summary

(in thousands, except per-share and employee data)	2003	2002	2001	2000	1999
Financial Position
Working capital	$132,948	$85,902	$136,378	$199,008	$152,959
Total Assets	1,125,062	1,128,110	1,336,043	1,512,552	1,601,445
Long-term debt	402,206	400,358	436,534	473,354	480,461
Stockholders’ equity	265,131	257,864	500,779	610,797	657,002
Results of Operations
Revenues	$1,351,055	$1,043,983	$1,037,310	$1,063,010	$833,443
Costs and expenses	(1,374,615)	(1,049,390)	(1,099,128)	(1,020,203)	(896,485)
Insurance settlement costs	—	—	—	(5,968)	—
Interest income	534	543	3,364	3,869	8,361
Interest expense	(55,072)	(53,800)	(53,594)	(51,511)	(53,076)
Minority interest	8,617	1,510	2,247	(5,379)	(8,341)
Loss on early retirement of debt	—	—	(3,042)	—	(15,188)
Income tax benefit	57,000	24,000	33,000	6,000	51,923

Loss from continuing operations	(12,481)	(36,174)	(79,843)	(10,182)	(79,363)
Loss from discontinued operations	—	(16,183)	—	—	(10,524)
Cumulative effect of change in accounting principle	—	(205,968)	—	—	—

Net Loss	$(12,481)	$(258,325)	$(79,843)	$(10,182)	$(89,887)

Basic and Diluted Loss Per Share:
Continuing operations	$(0.16)	$(0.48)	$(1.06)	$(0.14)	$(1.06)
Discontinued operations	—	(0.22)	—	—	(0.14)
Cumulative effect of change in accounting principle	—	(2.73)	—	—	—

Net Loss	$(0.16)	$(3.43)	$(1.06)	$(0.14)	$(1.20)

Dividends Per Share	$—	$—	$—	$—	$0.07

Capital Expenditures	$8,639	$25,186	$14,838	$12,219	$51,899

Full-time employees at end of period (unaudited)	1,138	1,207	1,248	1,279	1,351

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We produce and market nitrogen products for agricultural and industrial markets with production facilities located in North America and the United Kingdom. Nitrogen products are commodity chemicals that are sold at prices reflecting global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. In order to be viable in this industry, a producer must be among the low-cost suppliers in the markets it serves and have a financial position that can sustain it during periods of oversupply.

In recent periods, high nitrogen margins in 1995 led to capacity expansion projects globally that resulted in capacity increases that were, in the short term, substantially greater than demand growth, causing oversupply conditions that reduced nitrogen prices. Since 1998, that new global capacity has been partially offset by demand growth as well as permanent plant closings in the U.S. and Europe but, nonetheless, the industry generally has remained in an oversupply situation.

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since we compete with nitrogen products imported from regions with lower natural gas costs, we and other North American producers have not been able to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production by Terra and other producers. These curtailments contributed to reductions in global nitrogen product supplies. Our United Kingdom operations benefited from the reduction in global supplies and also realized higher selling prices, but incurred natural gas costs lower than those in North America.

Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to our facilities. Off-shore producers are most competitive in regions close to the point of entry for imports, including the Gulf Coast and East Coast of North America. Our sales volumes depend primarily on our plants’ operating rates. We may purchase product from other manufacturers or importers for resale, but gross margins on those volumes are rarely significant. Profitability and cash flows from our nitrogen products business are affected by our ability to manage our costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting our nitrogen products results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 “Business and Properties” of this report.

We also produce methanol in the U.S. Like nitrogen products, methanol is a commodity chemical manufactured from natural gas. Consequently, natural gas costs and the supply/demand balance for methanol significantly affect methanol earnings and cash flows. A significant portion of U.S. methanol demand is met by imports from regions with natural gas costs lower than those available to U.S. producers. Industry analysts have identified approximately 7.0 million metric tonnes of new methanol capacity (20% of current global demand) that should start up from 2004 through 2006 in regions with low natural gas costs. U.S. methanol demand has declined over the past year and is expected to continue to decline due to reduced U.S. consumption of MTBE, a gasoline oxygenate and octane enhancer that uses methanol as a feedstock. In December 2003, we entered into contracts with the Methanex Corporation (“Methanex”) assigning it our sales contracts and providing it exclusive rights to all methanol production at the Beaumont facility for five years as more fully described in Items 1 and 2 “Business and Properties” of this report.

Overview of Consolidated Results

Terra reported net losses of $12 million in 2003, $258 million in 2002 and $80 million in 2001 with a loss per share of $0.16, $3.43 and $1.06, respectively. Revenues from continuing operations totaled $1,351 million in 2003, $1,044 million in 2002 and $1,037 million in 2001.

Our 2002 net loss included a $206 million charge for the cumulative effect of a change in accounting for goodwill ($2.73 per share) and a $16 million loss from discontinued operations ($0.22 per share). At the beginning of 2002, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and determined that $206 million of assets classified as “excess of cost over net assets of acquired businesses” suffered impairment and had no value. The loss from discontinued operations was for a $25 million increase to reserves for discontinued operations, net of a $9 million income tax benefit. Approximately $13 million of the charge was attributable to discontinued coal operations in response to higher-than-expected retiree health care costs and increased payments to union funds for which the company is contingently liable under the Coal Industry Retiree Health Benefit Act of 1992. The remaining $12 million was provided to cover a jury award of $10 million to an individual employed by Terra’s distribution business that was sold in 1999 and to provide reserves against notes receivable and other assets associated with previously discontinued operations.

The net loss from continuing operations was $12 million in 2003, $36 million in 2002 and $80 million in 2001. During 2003, we recorded a $27.0 million net charge for the impairment of our Blytheville facility (representing a $53.1 million impairment charge to operating income less $9.9 million allocated to minority interest and $16.2 million of income tax benefit). The 2003 net loss was reduced by approximately $36.4 million of income tax benefits for a reduced assessment by a foreign taxing authority and reversals of tax reserves that had been provided in prior years. The 2001 net loss from continuing operations included $18.8 million of goodwill amortization that did not recur in subsequent years because of an accounting change and $8.4 million (net of $5.6 million in related income tax benefits) of product recall costs. Other fluctuations to our net loss from continuing operations for 2001 through 2003 are primarily related to changes in the selling prices of nitrogen products and methanol and changes in the cost of natural gas, our primary raw material.

Factors That Affect Operating Results

Factors that may affect our operating results include: the relative balance of supply and demand for nitrogen fertilizers, industrial nitrogen and methanol, the availability and cost of natural gas, the number of planted acres—which is affected by both worldwide demand and government policies, the types of crops planted, the effect of general weather patterns on the timing and duration of field work for crop planting and harvesting, the effect of environmental legislation on supply and demand for our products, the availability of financing sources to fund seasonal working capital needs, and the potential for interruption to operations due to accidents or natural disasters.

The principal raw material used to produce nitrogen products and methanol is natural gas. Natural gas costs in 2003 accounted for about 66% of total costs and expenses for our North American nitrogen products business, 44% of total costs and expenses for our U.K. nitrogen products business and 72% of total costs and expenses for our methanol business. A significant increase in the price of natural gas that is not hedged or recovered through an increase in the price of our nitrogen and methanol products would have an adverse effect on our business, financial condition and results. During parts of 2001 and 2003, price spikes in North American natural gas markets prompted industry-wide curtailments of nitrogen production. We produced only 81% and 91% of our total nitrogen capacity in 2001 and 2003, respectively, because of plant shutdowns and production curtailments related to high natural gas costs and to balance inventory levels with demand. During 2001, we produced only 89% of our methanol capacity for similar reasons. A portion of global nitrogen products and methanol production is at facilities with access to fixed-price natural gas supplies that have been, and could continue to be, substantially lower priced than our natural gas.

We enter into forward pricing contracts for some of our natural gas requirements, so long as such arrangements would not result in costs greater than expected for selling prices for our finished products. Our current natural gas forward pricing policy is to fix or cap the price of between 20% and 80% of our natural gas requirements for a rolling 12-month period and up to 50% of our natural gas requirements for the subsequent 24-month period through supply contracts, financial derivatives and other instruments. We notify the Board of Directors when we deviate from the policy. December 31, 2003 forward positions covered 25% of our expected 2004 natural gas requirements and none beyond.

The global supply and demand balance for ammonia and other nitrogen-based products influences prices for Terra’s nitrogen products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions, international trade decisions and grain prices. For example, 2001 demand was reduced, in part, due to relatively high nitrogen prices and low grain prices. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America.

Methanol is used as a raw material in the production of formaldehyde, methyl tertiary-butyl ether (MTBE), acetic acid and numerous other chemical derivatives. The price of methanol is influenced by the supply and demand for each of these products. Environmental initiatives to ban or reduce the use of MTBE as a fuel additive, such as those currently underway in the United States, will significantly affect demand for methanol.

Weather can have a significant effect on demand for our nitrogen products. Weather conditions that delay or intermittently disrupt field work during the planting and growing seasons may cause agricultural customers to use forms of nitrogen fertilizer that are more or less favorable to our sales. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay for crop inputs purchased from our dealer customers.

Our nitrogen business segment is seasonal, with more nitrogen products consumed during the second quarter in conjunction with spring planting activity than in any other quarter. Due to the seasonality of the business and the relatively brief periods during which customers consume nitrogen products, our customers and we generally build inventories during the second half of the year in order to ensure product availability during the peak sales season. For our current level of sales, we require lines of credit to fund inventory increases and to support customer credit terms. We believe that our credit facilities are adequate for expected production levels in 2004.

Our manufacturing operations may be subject to significant interruption if one or more of our facilities were to experience a major accident or were damaged by severe weather or other natural disaster. We currently maintain insurance, including business interruption insurance, which we believe is sufficient to allow us to withstand major damage to any of our facilities.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for reporting purposes. The preparation of these financial statements requires us to make estimates and judgments that affect the amount of assets, liabilities, revenues and expenses at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below.

Impairment of Long-Lived Assets

We will record impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. Estimates of future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates. During 2003, events occurred that necessitated an evaluation of recoverability of assets at our Blytheville and Beaumont facilities.

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led us to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly a $53.1 million charge was recorded during the second quarter as an “Impairment of long-lived assets”. While the plant’s value is permanently impaired, we resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. We anticipate $4.0 to $6.0 million of spending will be required when the facility is permanently idled.

At December 31, 2003, the Beaumont facility had a carrying value, net of $25 million of deferred revenues, of about $115 million. We estimated the remaining useful life of this facility at 15 years assuming normal investment in maintenance and replacement capital throughout this period. Our estimated cash flows over this period, based on our best estimate of future market and operating conditions at December 31, 2003, exceeded the carrying value of these assets and consequently, no impairment charge was recorded for the Beaumont facility. These cash flow estimates are subject to significant uncertainties and assumptions. Consequently, actual results for the Beaumont facility could vary substantially from such estimates.

Pension Assets and Liabilities

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Our pension liabilities were $260 million at December 31, 2003, which was $95 million higher than pension plan assets. The December 31, 2003 liability was computed based on an average 5.8% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our pension liability. Our net pension liability, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

Post-Retirement Benefits

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

Deferred Income Taxes

Deferred income tax assets and liabilities reflect (a) differences between financial statement carrying amounts and corresponding tax bases and (b) temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred tax assets also include the expected benefits of carrying forward our net operating losses. We regularly review deferred tax assets for recoverability and reduce them if we can not sufficiently determine that they will be realized. We base this determination on projected future taxable income and the expected timing of the reversals of existing temporary differences.

At December 31, 2003, deferred tax assets representing future benefits for our U.S. net operating loss carryforwards totaled $133 million. We have not generated U.S. taxable income since 1997 and, in consideration of the substantial increases to North American natural gas costs since 1999, we do not have a basis to conclude that future taxable earnings are likely to be available to utilize benefits associated with loss carryforwards. Accordingly, at December 31, 2003 for U.S. operations, we have reduced our deferred tax assets to equal net deferred tax liabilities. Further, we do not expect to recognize additional U.S. tax benefits for future losses until we realize taxable income or generate additional deferred tax liabilities for temporary differences. If there is a material change in the effective tax rates or time period when temporary difference become taxable or deductible, we may have to additionally reduce all or a significant portion of our deferred tax assets.

Inventory Valuation

Inventories are stated at the lower of cost and estimated net realizable value. The average cost of inventories is determined by using the first-in, first-out method. The nitrogen and methanol industries are characterized by rapid change in both demand and pricing. Rapid declines in demand could result in temporary or permanent curtailment of production, while rapid declines in price could result in a lower cost or market adjustment.

Derivative and Financial Instruments

Terra accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded in earnings unless the normal purchase or sale exception applies or hedge accounting is elected.

Terra enters into derivative instruments including future contracts, swap agreements, and purchased options to cap or fix prices for a portion of natural gas production requirements. Terra has designated, documented and assessed accounting hedge relationships, which mostly resulted in cash flow hedges that require the recording of the derivative assets or liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

RESULTS OF CONTINUING OPERATIONS—2003 COMPARED WITH 2002

Consolidated Results

We reported a 2003 loss from continuing operations of $12.5 million on revenues of $1,351 million compared with a loss from continued operations of $36.2 million on revenues of $1,044 million in 2002. Basic and diluted loss per share from continuing operations for 2003 was $0.16 compared with $0.48 for 2002. The 2003 net loss included a $27.0 million net charge for the impairment of our Blytheville facility (representing a $53.1 million impairment charge to operating income less $9.9 million allocated to minority interest and $16.2 million of income tax benefit). The 2003 net loss was reduced by approximately $36.4 million of income tax benefits for a reduced assessment by a foreign taxing authority and reversals of tax reserves that had been provided in prior years.

We classify our operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products segment represents the sale of nitrogen products including that produced at our ammonia manufacturing and upgrading facilities. The Methanol segment represents wholesale sales of methanol including that produced at our two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the years ended December 31, 2003 and 2002 follow:

(in thousands)	2003	2002
Revenues:
Nitrogen products	$1,139,379	$883,971
Methanol	209,870	158,458
Other revenues	1,806	1,554

	$1,351,055	$1,043,983

Operating Income (Loss):
Nitrogen products	$33,721	$(9,351)
Impairment of long-lived assets (nitrogen products)	(53,091)	—
Methanol	1,866	7,325
Other expense—net	(6,056)	(3,381)

	$(23,560)	$(5,407)

Nitrogen Products

Volumes and prices for 2003 and 2002 follow:

Volumes and Prices	2003		2002
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	1,400	$229	1,504	$147
Nitrogen solutions	3,840	99	3,966	73
Urea	545	173	633	121
Ammonium nitrate	934	142	912	119

*	After deducting outbound freight costs

Nitrogen products revenues increased by $255 million to $1,139 million for 2003 compared with $884 million in 2002 as the result of higher sales prices, partially offset by lower sales volumes. Sales prices were higher as the result of lower fertilizer supplies caused by increased demand and industry-wide production curtailments. Sales volumes in 2003 were lower than the previous year due to our own production curtailments including a decision to suspend production during the 2003 third quarter at the Blytheville facility because of high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices.

Higher selling prices contributed $265 million to 2003 results and were only partially offset by higher natural gas costs. Natural gas costs increased $228 million from 2002 as unit costs, net of forward pricing gains and losses, were $4.76 per million British thermal units (“MMBtu”) during 2003 compared to $3.03/MMBtu during 2002. As a result of forward price contracts, 2003 natural gas costs for the nitrogen products segment were $5.4 million higher than spot prices.

Impairment of Long-Lived Assets

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a $53.1 million charge was recorded during the second quarter as discussed more fully above under “Critical Accounting Policies”.

Methanol

Methanol revenues were $210 million and $158 million for the years ended December 31, 2003 and 2002, respectively. Sales prices increased from $0.49/gallon in 2002 to $0.71/gallon in 2003, but sales volumes declined 10% from 2002 to 295 million gallons. The sales decline was due, in part, to production outages related to a scheduled plant turnaround.

The methanol segment generated $1.9 million operating income in 2003 compared to $7.3 million operating income in 2002. The lower 2003 operating income reflects increased costs and lower volumes, only partially offset by higher prices. The major cost increase was to natural gas costs which, net of $1.5 million of cost increases from forward pricing contracts, were $5.16/MMBtu for 2003 compared to $3.08/MMBtu for 2002.

Other Operating Activities—Net

We had $6.1 million of losses from other operating activities in 2003 compared to $3.4 million in 2002. These losses represent charges for amortization of deferred financing costs and legal fees related to general corporate activities not allocable to any particular business segment. The increased 2003 loss from 2002 was primarily due to amortization of financing costs on the 2003 refinancing of Senior Notes due in 2005.

Interest Expense—Net

Net interest expense was $54.5 million in 2003 compared with $53.3 million in 2002. The increased interest expense primarily related to higher interest rates paid on the 2003 refinancing of Senior Notes due in 2005.

Minority Interest

Minority interest represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest benefits of $8.6 million were recorded in 2003 as the result of TNCLP losses, which included an impairment charge for the Blytheville facility, that were included in their entirety in consolidated operating results. The 2002 minority interest charge of $1.5 million reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated operating results. These amounts are directly related to TNCLP losses and earnings.

Income Taxes

Income tax benefits were recorded at an effective rate of 82% for 2003 compared with 40% for 2002. The 2003 benefit includes reductions to tax reserves totaling $36.4 million for a reduced assessment by a foreign taxing authority and reversal of tax reserves provided in prior years. These benefits were offset by $0.8 million of income tax provisions that reduced our deferred tax assets to equal net deferred tax liabilities for reasons discussed more fully above under “Critical Accounting Policies”.

RESULTS OF CONTINUING OPERATIONS—2002 COMPARED WITH 2001

Consolidated Results

We reported a 2002 loss from continuing operations of $36.2 million on revenues of $1,044 million compared with a loss of $79.8 million on revenues of $1,037 million in 2001. Basic and diluted loss per share from continuing operations for 2002 was $0.48 compared with $1.06 for 2001. The decline in the 2002 loss was primarily related to lower natural gas costs, increased sales volumes, the change in accounting that eliminated goodwill amortization and the absence of 2001 product recall costs, partially offset by lower product prices.

Total revenues and operating income (loss) by segment for the years ended December 31, 2002 and 2001 follow:

(in thousands)	2002	2001
Revenues:
Nitrogen products	$883,971	$863,512
Methanol	158,458	169,098
Other revenues	1,554	4,700

	$1,043,983	$1,037,310

Operating Income (Loss):
Nitrogen products	$(9,351)	$(48,476)
Methanol	7,325	(11,739)
Other expense—net	(3,381)	(1,603)

	$(5,407)	$(61,818)

Nitrogen Products

Volumes and prices for 2002 and 2001 follow:

Volumes and Prices	2002		2001
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	1,504	$147	1,195	$187
Nitrogen solutions	3,966	73	3,296	97
Urea	633	121	451	142
Ammonium nitrate	912	119	682	127

*	After deducting outbound freight costs

Nitrogen products revenues increased by $20 million to $884 million for 2002 compared with $864 million in 2001. Selling prices declined $178 million as the result of increased nitrogen fertilizer supplies in contrast to 2001 when high natural gas costs resulted in industry-wide production curtailments. The revenue shortfall from lower prices was more than offset by higher 2002 volumes compared to 2001. Sales volumes in 2001 were depressed due to lower production rates, reduced demand in response to high prices and increased competition from imports.

The nitrogen products segment reported operating losses of $9.4 million and $48.5 million in 2002 and 2001, respectively. Most of the improvement to operating results was due to $16.6 million of 2001 goodwill amortization that was eliminated in 2002 through an accounting change (SFAS 142) and $14 million of product claims costs realized during 2001. The remaining improvement to operating results was due to lower natural gas costs and higher production rates, net of declines in selling prices.

The 2002 cost of natural gas, net of $6.3 million of cost decreases from forward pricing contracts, was $122 million lower than in 2001 as unit costs declined to $3.03/MMBtu from $3.93/MMBtu in 2001. During 2002, our nitrogen production was 97% of capacity compared to 81% in 2001 when production was curtailed in response to high natural gas costs, reduced customer demand and increased competition from imports. The higher capacity utilization reduced the average cost of production by spreading fixed costs over increased volumes.

Methanol

Methanol revenues were $158 million compared with $169 million for the years ended December 31, 2002 and 2001, respectively. Sales volumes increased 5% from prior-year levels, to 327 million gallons, but selling prices declined to $0.49 per gallon in 2002 from $0.56 per gallon in 2001.

The methanol segment reported operating income of $7.3 million for 2002 compared to an operating loss of $11.7 million for 2001. The improvement to operating results was primarily due to lower costs and increased volumes that were only partially offset by lower pries. The major cost decrease was to natural gas costs which, net of $3.6 million of cost decreases from forward pricing contracts, declined to $3.08/MMBtu during 2002 from $4.04/MMBtu in 2001. As compared to 2001, the reduction to natural gas costs reduced total 2002 methanol production costs by about $28 million. Other cost declines resulted from lower unit costs for purchased methanol, an increase in production rates from 89% of capacity in 2001 to 101% in 2002 and accounting changes that eliminated goodwill amortization in 2002 (amortization in 2001 was $2.2 million).

Other Operating Activities—Net

We had $3.4 million of losses from other operating activities in 2002 compared to $1.6 million in 2001. These losses represent charges for amortization of deferred financing costs and legal fees related to general corporate activities not allocable to any particular business segment.

Interest Expense—Net

Net interest expense was $53.3 million in 2002 compared with $50.2 million in 2001. Interest expense was $0.2 million higher in 2002; however, interest income declined $2.8 million as the result of lower invested cash and lower interest rates.

Minority Interest

Minority interest represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). Minority interest changes totaled $1.5 million in 2002 compared to $2.2 million of minority interest benefits in 2001. These amounts are directly related to TNCLP’s results of operations.

Income Taxes

Income tax benefits were recorded at an effective rate of 40% for 2002 compared with 29% for 2001. The increase in the 2002 benefit rate reflects the absence of non-deductible goodwill amortization in 2002 and foreign income tax adjustments during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds are to fund our working capital requirements, make payments on our debt and other obligations and make plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.

During 2003, cash and short-term investments increased $28.9 million. Net cash provided by operating activities was $82.4 million, which was more than cash used for investing activities, primarily capital expenditures and plant turnaround costs, of $46.3 million. An additional $7.8 million was used in financing activities, primarily for fees in connection with the refinancing of long-term debt obligations.

Net cash provided by 2003 operating activities was $82.4 million, composed of $78.8 million of cash provided from operating activities, $25.0 million of deferred revenue received for the methanol distribution agreement with Methanex, less $21.4 million used by higher working capital needs. Working capital needs primarily consisted of increases to accounts receivable for higher selling prices than the 2002 fourth quarter and reductions to trade accounts payable as the result of lower credit availability from natural gas suppliers. We had $71.9 million in customer prepayments at December 31, 2003 that we anticipate will be satisfied during our first and second quarters.

During 2003 and 2002, we funded plant and equipment purchases of $8.6 million and $25.2 million, respectively, primarily for replacement or stay-in-business capital needs. We expect 2004 plant and equipment purchases to be less than $20 million consisting primarily of expenditures for replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $28.1 million and $24.3 million of plant turnaround costs in 2003 and 2002. We estimate 2004 plant turnaround costs will approximate $30 million.

During 2003, we issued $202 million of 11.5% Second Priority Senior Secured Notes due June 1, 2010. The notes were priced at 99.402% to yield 11.625%. They are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. These notes and guarantees are secured by a second priority security interest in all domestic inventory, domestic accounts receivable, intellectual property of Terra Industries Inc. and its domestic subsidiaries and certain subsidiary capital stock. The Indenture governing these notes contains covenants that limit, among other things, our ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital, Inc. or any guarantor), use assets as security in other transactions, sell any of our principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to us, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of our assets or merge with or into other companies, and reduce our insurance coverage. In addition, we are obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type. Offering proceeds were used to repay our 10.5% Senior Notes due in 2005.

During 2001, we issued $200 million of senior secured notes due 2008. These notes will mature on October 15, 2008, bear interest at a rate of 12.875%, payable semi-annually and are unconditionally guaranteed by Terra Industries Inc. and its wholly-owned U.S. subsidiaries. These notes and guarantees are secured by a first priority security interest in our ownership and leasehold interest in substantially all of the real property, machinery and equipment owned or leased by Terra Capital, Inc. and the guarantors and certain other assets. The Indenture governing these notes contains covenants comparable to those contained in the 2010 notes described above. We are also obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type. Offering proceeds, existing cash balances and revolving credit lines were used to retire $159 million of senior notes and $99 million of bank term notes due in 2003.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. At December 31, 2003, borrowing availability exceeded the credit facility’s $175 million maximum. There were no revolving credit borrowings and there were $31.1 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $143.9 million under the facility. We are required to maintain a minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from Terra’s financial statements. For the 12 months ended December 31, 2003, operating cash flows as defined in the credit facility was $122.1 million.

Our ability to meet credit facility covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Access to adequate bank facilities is critical to funding our operating cash needs. Based on current market conditions for our finished products and natural gas, we anticipate that we will be able to meet our covenants through 2004. Nevertheless, if product margins were to be as depressed as during portions of the 2003 first half or if there were to be any adverse changes in the factors discussed above, we may need a waiver of our credit facility covenants and there is no assurance we could receive such waivers.

Our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

Contractual obligations and commitments to make future payments were as follows at December 31, 2003:

	Payments Due In
(in millions)	Less than One Year	One to Three Years	Three to Five Years	Thereafter
Long-term debt	$—	$—	$200.0	$202.0
Operating leases	14.7	21.9	12.2	3.6
Capital lease obligations	0.2	0.2	—	—
Purchase obligations	40.5	—	—	—

Total	$55.4	$22.1	$212.2	$205.6

As of the date of this filing, the following table sets forth the ratings information from Standard and Poor’s Rating Services (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch, IBCA, Duff & Phelps Ratings (“Fitch”):

	S&P	Moody’s	Fitch
Corporate/Senior Implied	B+	B3	Not applicable
Senior Secured Notes due 2008	B+	B3	B+
Second Priority Senior Secured
Notes due 2010	B-	Caal	B-

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our pension liabilities were $260 million at December 31, 2003, which was $95 million higher than our pension plan assets. The pension liability was computed based on a 5.8% discount rate, which was based on yields for high-quality corporate bonds (Moody’s Investor Service “AA” rated or equivalent) with a maturity approximating the duration of our pension liability. Future declines in comparable bond yields would increase our pension liability and future increases in bond yields would decrease our pension liability. Our pension liability net of plan assets could increase or decrease depending on the extent that returns on pension plan assets are lower or higher than the discount rate. Our cash contributions to pension plans were $9 million in 2003 and are estimated at $20 million in 2004, $15 million in 2005 and $7 million in 2006. Actual contributions could vary from these estimates depending on actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operation costs that totaled $6.2 million in 2003. Because environmental, health and safety regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. We do not expect compliance with such regulations will have a material adverse effect on the results of operations, financial position or net cash flows.

We incurred $1.3 million of 2003 capital expenditures to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. We estimate that the cost of complying with these existing requirements in 2004 and beyond will be less than $20 million.

We own 75.1% of the common units of TNCLP which, in accordance with the partnership agreement, permits us to call all common units that we do not own. We have not yet met the financial tests in our revolving credit agreement required to allow us to call the common units.

During 2003, 2002 and 2001, we distributed $1.2 million, $1.8 million and $2.0 million, respectively, to the minority TNCLP common unitholders. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

Cash balances at December 31, 2003 were $87.3 million, all of which is unrestricted.

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, was effective for our financial statements as of January 1, 2003. This standard required us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this standard did not have a material effect on our financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard did not have an impact on our financial statements.

SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting for derivative instruments. This standard was effective for our 2003 third quarter and adoption of this standard did not have a material effect on our financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This standard became effective for contracts entered into after May 31, 2003. The adoption of this standard did not have an effect on our financial statements.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”, clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 became effective for Terra in 2003, and did not impact our financial statements.

FASB Interpretation No. 46 (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, was issued in January 2003. FIN 46 addresses the consolidation of variable interest entities. In December 2003, the FASB issued revised FIN 46 (“FIN 46R”) to clarify provisions of FIN 46 and exempt certain entities from its requirements. If it is reasonably possible that an enterprise will initially consolidate or disclose information about a variable interest entity on December 24, 2003, certain disclosures are required for financial statements issued after December 31, 2003, regardless of the date on which the variable interest entity was created. For an interest entity to which the provisions of FIN 46 have not been applied, it should apply FIN 46R no later than March 31, 2004. This effective date includes those entities to which FIN 46 was previously applied. The provisions of FIN 46R will not impact our financial statements.

FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits a sponsor of postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Authoritative guidance on accounting for the federal subsidy is pending and could require a change in previously reported information. Disclosures are required regardless of a change in previously reported information. Disclosures are required regardless of whether the sponsor elects deferral. FSP 106-1 is effective for fiscal years or interim periods ending after December 7, 2003 and interim periods beginning after December 15, 2003. Terra has chosen to defer recognition of the potential effects of the Act in the 2003 disclosures.

PENDING CHANGE OF CONTROL

Anglo American plc, through a subsidiary, owns 48.4% of our outstanding shares. Anglo American has announced its intention to dispose of its interest in Terra with the timing based on market and other considerations.

FORWARD-LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward-looking. Forward-looking information reflects management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: changes in financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the “Factors that Affect Operating Results” section of this discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Financial Instruments

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We use derivative financial instruments to manage risk in the areas of (a) foreign currency fluctuations, (b) changes in natural gas prices and (c) changes in interest rates. See Note 13 to the Consolidated Financial Statements for additional information on the use of derivative financial instruments.

Our policy is to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. Our management may not engage in activities that expose Terra to speculative or non-operating risks and is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with our overall business objectives. Derivatives are used to manage operating risk within the limits established by our Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to manage exposure to interest rate fluctuations, to hedge specific assets and liabilities denominated in foreign currency, to hedge firm commitments and forecasted natural gas purchase transactions, and to protect against foreign exchange rate movements between different currencies that impact revenue and earnings expressed in U.S. dollars.

The use of derivative financial instruments subjects Terra to some inherent risks associated with future contractual commitments, including market and operational risks, credit risk associated with counterparties, product location (basis) differentials and market liquidity. Terra continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions.

Foreign Currency Fluctuations

Our policy is to manage risk associated with foreign currency fluctuations by entering into forward exchange and option contracts covering specific currency obligations or net foreign currency operating requirements, as appropriate. Such hedging is limited to the amounts and duration of the specific obligations being hedged and, in the case of operating requirements, no more than 75% of the forecasted requirements. The primary currencies to which we are exposed are the Canadian dollar and the British pound. At December 31, 2003, we had no forward positions in any foreign currency.

Natural Gas Prices—North American Operations

Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge 20-80% of our natural gas requirements for the upcoming 12 months and up to 50% of requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. We notify the Board of Directors when we deviate from this policy. Annual North American natural gas requirements are approximately 105 million MMBtu. We have hedged 25% of our expected 2004 North American requirements and none of our requirements beyond December 31, 2004. The fair value of these instruments is estimated based on quoted market prices from brokers, realized gains or losses and our computations. These instruments fixed natural gas prices at $8.9 million less than published prices for December 31, 2003 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price. As of December 31, 2003 our market risk exposure related to future natural gas requirements being hedged was $9.8 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since we forward price only a portion of our natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments would be more than offset by lower costs for all natural gas we purchase.

Natural Gas Prices—United Kingdom Operations

To meet natural gas production requirements at our United Kingdom production facilities, we generally enter into one- or two-year gas supply contracts and fix prices for 20-80% of total volume requirements. Annual procurement requirements for U.K. natural gas are approximately 26 million MMBtu. As of December 31, 2003, we had fixed-price contracts for 24% of our expected 2004 U.K. natural gas requirements and none of our 2005 natural gas requirements. Our U.K. fixed-price contracts for 2004 natural gas were at prices $2.2 million less than published prices for December 31, 2003 forward markets. We do not use derivative commodity instruments for our United Kingdom natural gas needs.

Interest Rate Fluctuations

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We had no financial derivatives outstanding at December 31, 2003.

Interest Rate Sensitivity

(in millions)	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-Term Debt
Senior Secured Notes, fixed rate ($US)	$—	$—	$—	$—	$200.0	$—	$200.0	$205.6
Average interest rate	12.88%	12.88%	12.88%	12.88%	12.88%	—	—	—
Senior Second Priority Secured Notes, fixed rate ($US)	—	—	—	—	—	202.0	202.0	193.2
Average interest rate	11.50%	11.50%	11.50%	11.50%	11.50%	11.50%	—	—
Other debt, various rates ($US)	0.2	0.2	—	—	—	—	0.4	0.4
Average interest rate	9.85%	9.96%	—	—	—	—	—	—

Total Long-Term Debt	$0.2	$0.2	$—	$—	$200.0	$202.0	$402.4	$399.2

Short-Term Borrowings
Revolving credit facility, notional amount ($US)	$175.0	$175.0	$—	—	—	—	—	—
Variable interest rate, LIBOR based	3.88%	3.88%	—	—	—	—	—	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Financial Position

	At December 31,
(in thousands)	2003	2002
Assets
Cash and short-term investments	$87,334	$58,479
Accounts receivable, less allowance for doubtful accounts of $87 and $135	133,480	101,013
Inventories	90,869	88,598
Other current assets	43,319	31,201

Total current assets	355,002	279,291

Property, plant and equipment, net	707,665	790,475
Deferred plant turnaround costs	28,103	29,177
Other assets	34,292	29,167

Total assets	$1,125,062	$1,128,110

Liabilities
Debt due within one year	$153	$143
Accounts payable	79,563	94,916
Accrued and other liabilities	142,338	98,330

Total current liabilities	222,054	193,389

Long-term debt and capital lease obligations	402,206	400,358
Deferred income taxes	17,831	72,748
Pension liabilities	63,453	60,722
Other liabilities	65,325	44,197
Minority interest	89,062	98,832
Commitments and contingencies (Note 12)	—	—

Total liabilities and minority interest	859,931	870,246

Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 77,563 and 76,920 shares outstanding	128,968	128,654
Paid-in capital	555,529	555,167
Accumulated other comprehensive loss	(44,596)	(63,668)
Retained deficit	(374,770)	(362,289)

Total stockholders’ equity	265,131	257,864

Total liabilities and stockholders’ equity	$1,125,062	$1,128,110

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-share amounts)	2003	2002	2001
Revenues
Net Sales	$1,349,249	$1,042,429	$1,032,610
Other income, net	1,806	1,554	4,700

	1,351,055	1,043,983	1,037,310

Cost and Expenses
Cost of sales	1,281,663	1,009,970	1,047,219
Selling, general and administrative expense	39,861	39,420	37,886
Impairment of long-lived assets	53,091	—	—
Product claim costs	—	—	14,023

	1,374,615	1,049,390	1,099,128

Loss from operations	(23,560)	(5,407)	(61,818)
Interest income	534	543	3,364
Interest expense	(55,072)	(53,800)	(53,594)
Minority interest	8,617	(1,510)	2,247
Loss on early retirement of debt	—	—	(3,042)

Loss from continuing operations before income taxes	(69,481)	(60,174)	(112,843)
Income tax benefit	(57,000)	(24,000)	(33,000)

Loss from continuing operations	(12,481)	(36,174)	(79,843)
Discontinued operations, net of income taxes of $9.5 million (Note 12)	—	(16,183)	—
Cumulative effect of change in accounting principle (Note 2)	—	(205,968)	—

Net Loss	$(12,481)	$(258,325)	$(79,843)

Basic and Diluted Loss Per Share:
Continuing operations	$(0.16)	$(0.48)	$(1.06)
Discontinued operations	—	(0.22)	—
Cumulative effect of change in accounting principle	—	(2.73)	—

Net Loss Per Share	$(0.16)	$(3.43)	$(1.06)

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2003	2002	2001
Operating Activities
Net loss	$(12,481)	$(258,325)	$(79,843)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	53,091	—	—
Loss from discontinued operations	—	16,183	—
Cumulative effect of change in accounting principle	—	205,968	—
Loss on early retirement of debt	—	—	3,042
Depreciation and amortization	107,370	105,856	130,772
Deferred income taxes	(60,516)	(29,246)	(32,533)
Minority interest in earnings (loss)	(8,617)	1,510	(2,247)
Change in current assets and liabilities:
Accounts receivable	(27,569)	2,929	4,184
Inventories	(354)	24,263	(10,635)
Other current assets	8,570	9,567	(20,808)
Accounts payable	(19,983)	17,461	13,366
Accrued and other liabilities	18,585	52,931	(20,790)
Deferred revenue	25,000	—	—
Other	(674)	(2,861)	(354)

Net Cash Flows from Operating Activities	82,422	146,236	(15,846)

Investing Activities
Purchase of property, plant and equipment	(8,639)	(25,186)	(14,838)
Plant turnaround costs	(28,080)	(24,260)	(30,408)
Other	(9,603)	(6,632)	18,638

Net Cash Flows from Investing Activities	(46,322)	(56,078)	(26,608)

Financing Activities
Issuance of long-term debt	202,000	—	200,000
Principal payments on long-term debt and capital lease obligations	(200,142)	(36,101)	(236,752)
Stock issuance—net	68	37	180
Distributions to minority interests	(1,153)	(1,846)	(2,028)
Repurchase of TNCLP common units	—	—	(1,671)
Deferred financing costs	(8,581)	(1,173)	(11,442)

Net Cash Flows from Financing Activities	(7,808)	(39,083)	(51,713)

Effect of Exchange Rate Changes on Cash	563	279	(133)

Increase (Decrease) in Cash and Short-Term Investments	28,855	51,354	(94,300)
Cash and Short-Term Investments at Beginning of Year	58,479	7,125	101,425

Cash and Short-Term Investments at End of Year	$87,334	$58,479	$7,125

Supplemental disclosure of cash flow information:
Interest Paid	$50,983	$54,267	$50,130

Income Taxes Received (paid)	$(4,297)	$5,292	$288

Supplemental schedule of non-cash investing and financing activities:
Stock Incentive Plan	608	571	—
Capital Lease Obligations	$—	$292	$366

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Comprehensive Income (Loss)	Capital Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
		Shares	Amount
January 1, 2001		75,885	$128,283	$554,750	$(48,115)	$(24,121)	610,797
Comprehensive Income (Loss)
Net loss	(79,843)	—	—	—	—	(79,843)	(79,843)
Foreign currency translation adjustments	(14,957)	—	—	—	(14,957)	—	(14,957)
Cumulative effect of change in accounting for derivative financial instruments	31,400	—	—	—	31,400	—	31,400
Income tax effect of change in accounting	(10,990)	—	—	—	(10,990)	—	(10,990)
Change in fair value of derivatives, net of taxes of $13,752	(24,922)	—	—	—	(24,922)	—	(24,922)
Minimum pension liability, net of taxes of $7,257	(10,886)	—	—	—	(10,886)	—	(10,886)

Total	$(110,198)

Exercise of stock options, net		80	80	100	—	—	180
Stock Incentive Plan		486	—	—	—	—	—

December 31, 2001		76,451	$128,363	$554,850	$(78,470)	$(103,964)	$500,779

Comprehensive Income (Loss)
Net loss	$(258,325)	—	—	—	—	(258,325)	(258,325)
Foreign currency translation adjustments	24,514	—	—	—	24,514	—	24,514
Change in fair value of derivatives, net of taxes of $5,414	8,490	—	—	—	8,490	—	8,490
Minimum pension liability, net of taxes of $10,053	(18,202)	—	—	—	(18,202)	—	(18,202)

Total	$(243,523)
Exercise of stock options, net		26	26	11	—	—	37
Stock Incentive Plan		443	265	306	—	—	571

December 31, 2002		76,920	$128,654	$555,167	$(63,668)	$(362,289)	$257,864

Comprehensive Income (Loss)
Net loss	$(12,481)	—	—	—	—	(12,481)	(12,481)
Foreign currency translation adjustments	27,631	—	—	—	27,631	—	27,631
Change in fair value of derivatives, net of taxes of $614	1	—	—	—	1	—	1
Minimum pension liability, net of taxes of $1,806	(8,560)	—	—	—	(8,560)	—	(8,560)

Total	$6,591

Exercise of stock options, net		48	48	20	—	—	68
Stock Incentive Plan		595	266	342	—	—	608

December 31, 2003		77,563	$128,968	$555,529	$(44,596)	$(374,770)	$265,131

See accompanying Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of presentation: The Consolidated Financial Statements include the accounts of Terra Industries Inc. and all majority owned subsidiaries (Terra). All significant intercompany accounts and transactions have been eliminated. Minority interest in earnings and ownership has been recorded for the percentage of limited partnership common units not owned by Terra Industries Inc. for each respective period presented.

Description of business: Terra produces nitrogen products for agricultural dealers and industrial users, and methanol for industrial users.

Foreign exchange: Results of operations for the foreign subsidiaries are translated using average currency exchange rates during the period; assets and liabilities are translated using current rates. Resulting translation adjustments are recorded as foreign currency translation adjustments in accumulated other comprehensive income in stockholders’ equity. Intercompany accounts of foreign subsidiaries are translated at historical rates.

Cash and short-term investments: Terra considers short-term investments with an original maturity of three months or less to be cash equivalents, which are reflected at their approximate fair value.

Inventories: Inventories are stated at the lower of average cost and estimated net realizable value. The average cost of inventories is determined using the first-in, first-out method.

Property, plant and equipment: Expenditures for plant and equipment additions, replacements and major improvements are capitalized. Related depreciation is charged to expense on a straight-line basis over estimated useful lives ranging from 15 to 22 years for buildings and 3 to 18 years for plants and equipment. Equipment under capital leases is recorded in property with the corresponding obligations in long-term debt. The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments. Maintenance and repair costs are expensed as incurred.

Plant turnaround costs: Costs related to the periodic scheduled major maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis during the period until the next scheduled turnaround, generally two years.

Amortization expense of $29.0 million, $24.3 million and $23.3 million was recorded for the years ended December 31, 2003, 2002 and 2001, respectively.

Debt issuance costs: The costs related to the issuance of debt are amortized over the life of the debt on a straight-line method, which approximates the effective interest method.

Amortization expense of deferred financing costs of $3.8 million, $2.8 million and $3.1 million was recorded for the years ended 2003, 2002 and 2001, respectively. The estimated amortization expense is $4.2 million, $3.5 million, $2.8 million, $2.8 million and $2.5 million for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Impairment of long-lived assets: Terra reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the asset.

On June 26, 2003, Terra suspended production at the Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Terra commenced a review to determine if the Blytheville facility’s carrying value was impaired. This review led us to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly, a $53.1 million charge was recorded as an “Impairment of long-lived assets”. While the plant’s value is permanently impaired, we resumed production in October 2003 in response to higher urea selling prices and improved seasonal demand. Terra expects production will continue through April 30, 2004 and anticipate $4.0 to $6.0 million of spending will be required when the facility is permanently idled.

Derivatives and financial instruments: Terra accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded in earnings unless the normal purchase or sale exception applies or hedge accounting is elected.

Terra enters into derivative instruments including future contracts, swap agreements and purchased options to fix prices for a portion of future natural gas production requirements. Terra has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require Terra to record the derivatives assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income as (“OCI”). Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

Accumulated other comprehensive (income) loss: Accumulated other comprehensive loss consisted of the following at December 31:

(in thousands)	2003	2002
Foreign currency translation adjustment	$10,927	$38,558
Derivatives, net of taxes of ($3,266) and $(2,652)	(3,979)	(3,978)
Minimum pension liability, net of taxes of $19,116 and $17,310	37,648	29,088

Total	$44,596	$63,668

Revenue recognition: Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenues include amounts paid by customers for shipping and handling.

Cost of sales and hedging transactions: Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month to which the hedged transactions relate (see Note 14—Derivative Financial Instruments).

Costs associated with settlement of natural gas purchase contracts and for shipping and handling are included in cost of sales.

Stock-based compensation: Terra accounts for its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which utilizes the intrinsic value method. Terra follows the disclosure provisions and accounts for non-employee based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

The pro forma impact on net loss and diluted loss per share of accounting for stock-based compensation using the fair value method required by SFAS 123, follows:

(in thousands, except per-share data)	2003	2002	2001
Net loss
As reported	$(12,481)	$(258,325)	$(79,843)
Pro forma	(12,481)	(258,385)	(80,031)
Diluted loss per share
As reported	(0.16)	(3.43)	(1.06)
Pro forma	(0.16)	(3.43)	(1.07)

Per share results: Basic earnings per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to prior years’ financial statements and notes to conform with current year presentation.

Recently issued accounting standards: Financial Accounting Standards Board (“FASB”) SFAS No. 143, “Accounting for Asset Retirement Obligations”, became effective for Terra’s fiscal year beginning January 1, 2003. This standard requires Terra to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of this standard did not have a material effect on our financial statements.

On adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, Terra has reclassified an extraordinary loss on early retirement of debt in 2001 to continuing operations.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard did not have an impact on our financial position.

SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies the financial accounting for derivative instruments. This standard was effective in our third quarter. The adoption of this standard did not have a material effect on our financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This standard became effective for contracts entered into after May 31, 2003. The adoption of this standard did not have a material effect on our financial statements.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”, clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also expands the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 became effective for us in 2003 and did not impact our financial statements.

FASB Interpretation No. 46 (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, was issued in January 2003. FIN 46 addresses the consolidation of variable interest entities. In December 2003, the FASB issued revised FIN 46 (“FIN 46R”) to clarify provisions of FIN 46 and exempt certain entities from its requirements. If it is reasonably possible that an enterprise will initially consolidate or disclose information about a variable interest entity on December 24, 2003, certain disclosures are required for financial statements issued after December 31, 2003, regardless of the date on which the variable interest entity was created. For an interest entity to which the provisions of FIN 46 have not been applied, it should apply FIN 46R no later than March 31, 2004. This effective date includes those entities to which FIN 46 was previously applied. The provisions of FIN 46R will not impact our financial statements.

FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits a sponsor of postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Authoritative guidance on accounting for the federal subsidy is pending and could require a change in previously reported information. Disclosures are required regardless of a change in previously reported information.

Disclosures are required regardless of whether the sponsor elects deferral. FSP 106-1 is effective for fiscal years or interim periods ending after December 7, 2003 and interim periods beginning after December 15, 2003. Terra has chosen to defer recognition of the potential effects of the Act in the 2003 disclosures.

2. Cumulative Effect of Change in Accounting Principle

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Adoption of these standards on January 1, 2002 resulted in the determination that $206 million of assets classified as “Excess of cost over net assets of acquired businesses” suffered impairment and had no value. Consequently, these assets were written off through a charge that was reported as a change in accounting principle during the 2002 first quarter. A reconciliation of the historical impact of the change in accounting principle to earnings per share follows:

(in thousands, except per-share data)	2001
Reported net loss	$(79,843)
Goodwill amortization, net of taxes	18,829

Adjusted net loss	$(61,014)

Reported basic and diluted loss per share	$(1.06)
Goodwill amortization, net of taxes	0.25

Adjusted basic and diluted loss per share	$(0.81)

3. Earnings Per Share

The following table provides a calculation of Basic and Diluted Loss Per Share.

(in thousands, except per-share data)	2003	2002	2001
Basic and diluted loss per share computation:
Loss from continuing operations	$(12,481)	$(36,174)	$(79,843)
Loss from discontinued operations	—	(16,183)	—

Loss before change in accounting principle	(12,481)	(52,357)	(79,843)
Cumulative effect of change in accounting principle	—	(205,968)	—

Loss applicable to common shareholders	$(12,481)	$(258,325)	$(79,843)

Basic and diluted weighted average shares outstanding	75,676	75,349	75,118

Loss per share from continuing operations	$(0.16)	$(0.48)	$(1.06)
Loss per share from discontinued operations	—	(0.22)	—

Loss per share before change in accounting principle and extraordinary item	(0.16)	(0.70)	(1.06)
Cumulative effect of change in accounting principle	—	(2.73)	—

Basic and diluted loss per share	$(0.16)	$(3.43)	$(1.06)

4. Inventories

Inventories consisted of the following at December 31:

(in thousands)	2003	2002
Raw materials	$22,937	$22,546
Supplies	26,058	26,765
Finished goods	41,874	39,287

Total	$90,869	$88,598

5. Other Current Assets

Other current assets consisted of the following at December 31:

(in thousands)	2003	2002
Prepaid insurance	$13,894	$15,651
Prepaid natural gas	13,781	—
Deferred gains on natural gas hedges	8,164	4,777
Other current assets	7,480	10,773

Total	$43,319	$31,201

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(in thousands)	2003	2002
Land	$14,153	$13,669
Buildings and improvements	52,057	56,258
Plant and equipment	1,206,407	1,249,373
Capital lease assets	571	633
Construction in progress	6,457	13,669

	1,279,645	1,333,602
Less accumulated depreciation and amortization	(571,980)	(543,127)

Total	$707,665	$790,475

7. Product Claim Costs

Terra Nitrogen (U.K.) Limited was found liable for damages associated with May 1998 recalls of carbonated beverages containing carbon dioxide tainted with benzene, plus interest and attorney fees. Appeals against those judgments were unsuccessful. Certain other beverage manufacturers have indicated their intention to file claims for various and unspecified amounts. Management estimated total claims against Terra from these lawsuits may be £10 million, or $14 million when Terra, in 2001, established reserves to cover estimated losses.

During October 2003, the U.S. Court of Appeals for the Eighth Circuit upheld a lower court decision ordering Terra Industries Inc.’s insurer to pay all past and future judgments, settlements and defense and other associated costs arising from the recall of carbonated beverages containing carbon dioxide tainted with benzene. The insurer has appealed this decision to the U.S. Supreme Court. Terra will not modify the product claim cost reserve from this insurance claim until final resolution of the matter.

8. Current Maturities of Long-Term Debt and Capital Lease Obligations

Debt due within one year consisted of the following at December 31:

(in thousands)	2003	2002
Current maturities of long-term debt and capital lease obligations	$153	$143

Weighted average short-term borrowings	$12,353	$—

Weighted average interest rate	4.8%	5.59%

Terra has a $175 million revolving credit facility that expires June 30, 2005. The revolving credit facility is secured by substantially all of the assets of Terra Industries Inc. and its subsidiaries other than the assets collateralizing the Senior Secured Notes. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. Borrowings under the revolving credit facility will bear interest at a floating rate, which can be either a base rate, or, at Terra’s option, a LIBOR rate, which was 3.88% at December 31, 2003. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margin for base rate loans and LIBOR loans are 1.75% and 2.75%, respectively, at December 31, 2003. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At December 31, 2003, Terra had no outstanding revolving credit borrowings and $31.1 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $143.9 million under the facility. Terra expects the facility to be adequate to meet operating cash needs. The credit facility also requires that Terra adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If Terra’s borrowing availability falls below $60 million, Terra is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from Terra’s financial statements. For the years ending December 31, 2003 and 2002, operating cash flows as defined in the credit facility were $122.1 million and $91 million, respectively.

9. Accrued and Other Liabilities

Accrued and other liabilities consisted of the following at December 31:

(in thousands)	2003	2002
Customer deposits	$71,852	$40,500
Payroll and benefit costs	6,602	6,243
Pension liabilities	20,403	7,062
Deferred taxes	3,230	11,718
Accrued jury award	12,220	10,139
Accrued interest	7,450	6,363
Deferred revenue	5,000	—
Other	15,581	16,305

Total	$142,338	$98,330

10. Other Liabilities

Other liabilities consisted of the following at December 31:

(in thousands)	2003	2002
Discontinued operations reserve	$26,149	$26,453
Post retirement benefits	8,443	9,558
Product claim costs reserve and other	10,733	8,186
Deferred revenue	20,000	—

Total	$65,325	$44,197

11. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at December 31:

(in thousands)	2003	2002
Senior Secured Notes, 12.875%, due 2008	$200,000	$200,000
Senior Notes, 10.5% due 2005	—	200,000
Second Priority Senior
Secured Notes, 11.5%, due 2010	202,000	—
Other	359	501

	$402,359	$400,501
Less current maturities	153	143

Total	$402,206	$400,358

During 2003, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $202 million of 11.5% Second Priority Senior Secured Notes due June 1, 2010. The notes were priced at 99.402% to Yield 11.625% and are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. Fees and expenses of the transaction totaled $6.7 million. These notes and guarantees are secured by a second priority security interest in all domestic inventory, domestic accounts receivable, intellectual property of Terra Industries Inc. and its domestic subsidiaries and certain subsidiary capital stock. The security interest is second in priority to a first priority security interest in the same assets in favor of the lenders under our revolving credit facility and is shared equally and ratably with our outstanding 12.875% Senior

Secured Notes due 2008. The Indenture governing these notes contains covenants that limit, among other things, our ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital, Inc. or any guarantor), use assets as security in other transactions, sell any of our principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to us, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of our assets or merge with or into other companies, and reduce our insurance coverage. In addition, we are obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type. Offering proceeds were used to repay our 10.5% Senior Notes due in 2005.

On October 10, 2001, TCAPI issued $200 million of 12.875% Senior Secured Notes due in 2008. The notes were priced at 99.43% to yield 13%. Fees and expenses of the transaction totaled $11.4 million. The proceeds were used to repay existing debt. The notes are secured by a first priority interest in ownership or leasehold interest in substantially all real property, machinery and equipment owned or leased by TCAPI and the guaranteeing subsidiaries, the limited partnership’s interest in Terra Nitrogen Company, L.P. (“TNCLP) owned by TCAPI and the guaranteeing subsidiaries, and certain intercompany notes issued to TCAPI by non-guaranteeing subsidiaries.

Payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Terra Industries Inc. (“Parent”) and its U.S. subsidiaries (“the Guarantor Subsidiaries”). Terra Nitrogen, Limited Partnership, TNCLP and the Parent’s foreign subsidiaries do not guarantee the notes (see Note 21—Guarantor Subsidiaries for condensed consolidating financial information). The Parents’ ability to receive dividends from its subsidiaries is limited by our revolving credit facility to amounts required for the funding of operating expenses and debt service (not to exceed $40 million per year), income tax payments on the earnings of TCAPI and its subsidiaries and liabilities associated with discontinued operations (not to exceed $5 million per year). The Indenture governing the Senior Secured Notes consists of covenants that limit, among other things, Terra’s ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital or any guarantor), use assets as security in other transactions, sell any of Terra’s principle production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by Terra’s restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of Terra’s assets or merge with or into other companies, and reduce Terra’s insurance coverage. In addition, Terra is obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type. Offering proceeds, existing cash balances and revolving credit lines were used to retire $159 million of senior notes and $99 million of bank term notes due in 2003.

Scheduled principal payments for each of the five years 2004 through 2008 are $0.2 million, $0.2 million, $0 million, $0 million and $200 million, respectively, and $202.0 million thereafter.

12. Commitments and Contingencies

Terra and its subsidiaries are committed to various non-cancelable operating leases for equipment, railcars and production, office and storage facilities expiring on various dates through 2017. Total minimum rental payments are as follows:

(in thousands)
2004	$14,696
2005	12,577
2006	9,340
2007	8,076
2008	4,180
2009 and thereafter	3,514

Net minimum lease payments	$52,383

Total rental expense for continuing operations under all leases, including short-term cancelable operating leases, was $16.4 million, $15.6 million and $15.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Following is a summary of future minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2003:

(in thousands)
2004	$180
2005	179
2006	39

Total minimum lease payments	$398
Less amount representing interest	39

Total present value of minimum payments	$359
Less current portion of such obligations	153

Long-term lease obligation	$206

The effective interest rates pertaining to the capital leases range from 6.8% to 13.9%.

Terra is liable for retiree medical benefits of employees of coal mining operations sold in 1993, under the Coal Industry Retiree Health Benefit Act of 1992, which mandated liability for certain retiree medical benefits for union coal miners. Terra has provided reserves adequate to cover the estimated present-value of these liabilities at December 31, 2003.

Terra’s discontinued operations reserves at December 31, 2003, includes $25 million for expected future payments for the coal operation’s retirees and other former employees. Terra may recover a portion of these payments through its rights in bankruptcy against Harman Coal Company (a former coal subsidiary), and subject to damages received by Harman Coal Company through its on-going litigation with Massey Energy Company. No provision for such recoveries has been made in Terra’s financial statements.

Terra is involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of Terra’s operations, financial position or net cash flows.

13. Derivative Financial Instruments

Terra manages risk using derivative financial instruments for (a) changes in natural gas supply prices (b) interest rate fluctuations and (c) currency. Derivative financial instruments have credit risk and market risk.

To manage credit risk, Terra enters into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. Terra will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles.

Terra classifies a derivative financial instrument as a hedge if all of the following conditions are met:

1.	The item to be hedged must expose Terra to currency, interest or price risk.

2.	It must be probable that the results of the hedge position substantially offset the effects of currency, interest or price changes on the hedged item (e.g., there is a high correlation between the hedge position and changes in market value of the hedge item).

3.	The derivative financial instrument must be designated as a hedge of the item at the inception of the hedge.

Natural Gas Prices—United Kingdom Operations: To meet natural gas production requirements at Terra’s United Kingdom production facilities, Terra enters into one- or two-year gas supply contracts with fixed prices for a portion of the supply to be delivered to our production facilities. As of December 31, 2003, Terra had fixed-price contracts for 24% of its 2004 United Kingdom natural gas requirements and none of its 2005 United Kingdom gas requirements. Terra does not use derivative financial instruments for its United Kingdom natural gas needs.

Natural Gas Prices—North American Operations: Natural gas supplies to meet production requirements at Terra’s production facilities are purchased at market prices. Natural gas market prices are volatile and Terra effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical price are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas for Terra’s six production facilities is purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

Annual consolidated production requirements are approximately 150 million MMBtu. Derivative contracts and firm purchase commitments were in place at December 31, 2003 to cover approximately 25% of 2004 natural gas requirements.

A swap is a contract between Terra and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10% to 20% of the contract value and option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from Terra for the amount, if any, that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements.

The following summarizes open natural gas derivative contracts at December 31, 2003 and 2002:

(in thousands)	2003		2002
	Contract MMBtu	Unrealized Gain (Loss)	Contract MMBtu	Unrealized Gain
Swaps	14,000	$9,275	5,520	$2,649
Options	4,790	(396)	2,330	690

	18,790	8,879	7,850	3,339

Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month in which the hedged transaction closes. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized gains on closed contracts relating to future periods as of December 31, 2003 were $3.6 million. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

Compared with spot prices, natural gas derivative activities increased Terra’s 2003 natural gas costs by $6.9 million, reduced 2002 natural gas costs by $16.3 million and increased 2001 natural gas costs by $15.2 million.

Interest Rate Fluctuations: In 1997, Terra entered into interest rate swap agreements to fix the interest rate on $100 million of its floating rate obligations at an average base rate of approximately 6.05% per annum. The interest rate swap agreements that were designated as hedges expired December 31, 2002. The differential paid or received on interest rate swap agreements has been recognized as an adjustment to interest expense. Cash flows for the interest rate swap agreements are classified as cash flows from operations.

The following table presents the carrying amounts and estimated fair values of Terra’s derivative financial instruments at December 31, 2003 and 2002. SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(in millions)	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Natural gas	$3.6	$12.5	$1.9	$5.2

The following methods and assumptions were used to estimate the fair value of each class of derivative financial instrument:

Natural gas futures, swaps, options and basis swaps: Estimated based on published referenced prices and quoted market prices from brokers.

On December 31 the fair value of derivatives resulted in the following increases (decreases) to reflect the effective portion of the derivatives designated as cash flow hedges:

(in thousands)	2003	2002
Current assets	$3,387	$7,349
Current liabilities	1,852	(2,764)
Long-term liabilities	—	(3,791)
Deferred income tax liability	614	5,414
Accumulated other comprehensive income	(1)	8,490

The increase to current assets was to recognize the value of open natural gas contracts; the increase (decrease) to current liabilities was to reclassify deferred gains or losses on closed contracts relating to future periods and the decrease to long-term liabilities related to interest rate hedges.

14. Financial Instruments and Concentrations of Credit Risk

The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments at December 31, 2003 and 2002. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(in millions)	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$87.3	$87.3	$58.5	$58.5
Receivables	133.5	133.5	101.0	101.0
Equity and other investments	2.3	2.3	2.5	2.5
Financial liabilities
Long-term debt	402.2	399.2	400.4	427.6

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments

•	Equity and other investments: Investments in untraded companies are valued on the basis of management’s estimates and, when available, comparisons with similar companies whose shares are publicly traded.

•	Other assets: The amounts reported relate to notes receivable obtained from sale of previous operating assets. The fair value is estimated based on current interest rates and repayment terms of the individual notes.

•	Short-term borrowings and long-term debt: The fair value of Terra’s short-term borrowings and long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.

Concentration of Credit Risk: Terra is subject to credit risk through trade receivables and short-term investments. Although a substantial portion of its debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables generally is minimized due to its geographic dispersion. Short-term cash investments are placed in short duration corporate and government debt securities funds with well-capitalized, high quality financial institutions.

Financial Instruments: At December 31, 2003, Terra had letters of credit outstanding totaling $31.1 million, guaranteeing various insurance and financing activities.

15. Stockholders’ Equity

Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. At December 31, 2003, 2.2 million common shares were reserved for issuance upon award of restricted shares and exercise of employee stock options.

Terra has authorized 16,500,000 Trust Shares for issuance. There were no Trust Shares outstanding at December 31, 2003.

16. Stock-Based Compensation

Terra accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, which utilizes the intrinsic value method. Compensation expense related to stock-based compensation was $1.2 million, $0.9 million and ($0.7) million for the years ended December 31, 2003, 2002 and 2001, respectively.

Terra’s Stock Incentive Plan of 2002 authorized granting directors and key employees awards in the form of options, rights, performance units or restricted stock. The aggregate number of Common Shares that may be subject to awards under the plan may not exceed 3.5 million shares. There were no outstanding rights or performance units at December 31, 2003. Options generally may not be exercised prior to one year or more than 10 years from the date of grant. Stock options and restricted shares vest over specified periods, or in some cases upon the attainment, prior to a termination date, of pre-established market price objectives for Terra’s Common Shares. The restricted shares are entitled to normal voting rights and earn dividends as declared during the performance periods. At December 31, 2003, 2.2 million Common Shares were available for grant under the 2002 plan.

A summary of Terra’s stock-based compensation activity related to stock options for the years ended December 31 follows:

(options in thousands)

	2003		2002		2001
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding— beginning of year	1,657	$5.28	2,084	$5.19	2,256	$5.16
Expired/terminated	679	6.32	401	5.03	92	6.98
Exercised	48	1.43	26	1.43	80	2.47

Outstanding—end of year	930	$4.72	1,657	$5.28	2,084	$5.19

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

(options in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 - $3.99	796	6.0 years	$3.39	796	$3.39
4.00 - 7.99	9	5.0	7.81	9	7.81
8.00 - 14.99	125	3.7	13.05	125	13.05

Total	930	5.7	$4.72	930	$4.72

There were 1,543,840 and 1,597,000 options exercisable at December 31, 2002 and 2001, respectively. No options were granted during 2003, 2002 and 2001.

There were 684,000 restricted shares granted during 2003 with a weighted average fair value of $1.46 per share, 599,000 restricted shares granted during 2002 with a weighted fair value of $1.84 per share and 591,000 restricted shares granted during 2001 with a weighted average fair value of $2.92 per share. In 2001, 105,900 shares previously awarded at a weighted average fair value of $14.60 per share were forfeited by the recipients.

17. Retirement Benefit Plans

Terra and its subsidiaries maintain defined benefit pension plans that cover substantially all salaried and hourly employees. Benefits are based on a pay formula. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. Terra and its subsidiaries also have certain non-qualified pension plans covering executives, which are unfunded. Terra accrues pension costs based upon annual independent actuarial valuations for each plan and funds these costs in accordance with statutory requirements.

The components of net periodic pension expense follow:

(in thousands)	2003	2002	2001
Service cost	$5,076	$6,182	$6,351
Interest cost	13,323	13,073	11,815
Expected return on plan assets	(13,024)	(12,629)	(15,050)
Amortization of prior service cost	38	38	37
Amortization of actuarial loss	6,007	1,989	—
Amortization of net assets	(114)	(306)	(401)
Termination charge	1,773	1,535	1,560

Pension expense	$13,079	$9,882	$4,312

Terra has three defined benefit plans, one in each country in which it has operations, namely the U.S., Canada and the U.K. Terra administers its plans to comply with the laws set forth by each country’s regulators.

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2003:

(in thousands)	U.S.	Canada	U.K.	Total
Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$101,942	$18,608	$105,102	$225,652
Service cost	1,587	648	2,841	5,076
Interest cost	6,733	1,427	5,163	13,323
Participants’ contributions	—	—	306	306
Termination charge	—	—	1,773	1,773
Actuarial (gain) loss	12,695	1,072	(7,462)	6,305
Foreign currency exchange rate changes	—	4,382	11,406	15,788
Benefits paid	(4,711)	(600)	(2,656)	(7,967)

Projected benefit obligation—end of year	118,246	25,537	116,473	260,256

Change in Plan Assets
Fair value plan assets—beginning of year	54,847	15,296	64,137	134,280
Actual return on plan assets	7,901	2,192	7,471	17,564
Foreign currency exchange rate changes	—	3,661	8,005	11,666
Employer contribution	2,359	1,118	5,824	9,301
Participants’ contributions	—	—	306	306
Benefits paid	(4,711)	(600)	(2,656)	(7,967)

Fair value plan assets—end of year	60,396	21,667	83,087	165,150

Funded Status	(57,850)	(3,870)	(33,386)	(95,106)
Unrecognized net actuarial loss	39,596	4,001	23,407	67,004
Unrecognized prior service cost	67	—	—	67
Unrecognized net transition asset	49	—	—	49
Contributions	416	—	764	1,180

Accrued benefit cost	$(17,722)	$131	$(9,215)	$(26,806)

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2002:

(in thousands)	U.S.	Canada	U.K.	Total
Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$89,153	$17,382	$79,719	$186,254
Service cost	1,605	547	4,030	6,182
Interest cost	6,537	1,200	5,336	13,073
Participants’ contributions	—	—	361	361
Termination charge	—	—	1,534	1,534
Actuarial (gain) loss	9,074	(202)	5,890	14,762
Foreign currency exchange rate changes	—	131	9,701	9,832
Benefits paid	(4,427)	(450)	(1,469)	(6,346)

Projected benefit obligation—end of year	101,942	18,608	105,102	225,652

Change in Plan Assets
Fair value plan assets—beginning of year	62,183	16,003	64,423	142,609
Actual return on plan assets	(3,244)	(1,121)	(11,006)	(15,371)
Foreign currency exchange rate changes	—	134	6,375	6,509
Employer contribution	335	730	5,453	6,518
Participants’ contributions	—	—	361	361
Benefits paid	(4,427)	(450)	(1,469)	(6,346)

Fair value plan assets—end of year	54,847	15,296	64,137	134,280

Funded Status	(47,095)	(3,312)	(40,965)	(91,372)
Unrecognized net actuarial loss	32,466	3,406	32,203	68,075
Unrecognized prior service cost	103	—	—	103
Unrecognized net transition asset	(65)	—	—	(65)
Contributions	73	—	1,793	1,866

Accrued benefit cost	$(14,518)	$94	$(6,969)	$(21,393)

The present value of future pension payments for benefits earned prior to December 31, 2003 and 2002 based on current or past compensation levels (“accumulated benefit obligation”) was $250.3 million and $203.5 million, or $83.9 million and $67.8 million more than the fair value of plan assets (this is different than the funding shortfall of $95.1 million and 91.4 million at December 31, 2003 and 2002 set forth in the preceding tables because the projected benefit obligation assumes additional liabilities for future service and normal compensation increases.). The unfunded accumulated benefit obligation of $67.8 million on December 31, 2002 is included as other current liabilities and long-term liabilities of $7.1 million and $60.7 million, respectively, in the Consolidated Statements of Financial Position. Through December 31, 2003, the unfunded accumulated benefit obligation has been recorded through $26.8 million of accrued benefit costs and $57.1 million as a charge to other comprehensive income. .

The assumptions used to determine the actuarial present value of benefit obligations and pension expense during each of the years in the three-year period ended December 31 were as follows:

	2003	2002	2001
Weighted average discount rate	5.8%	6.3%	7.3%
Long-term per annum compensation increase	3.5%	3.9%	4.0%
Long-term return on plan assets	7.5%	7.6%	8.8%

The unfounded accumulated benefit obligation of $67.8 million on December 31, 2002 is included as other current liabilities and long-term liabilities of $7.1 million and $60.7 million, respectively, in the Consolidated Statements of Financial Position.

Terra employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and Terra’s corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Terra selects a long-term rate of return of each of its plans individually. Primarily, Terra consults with each of its three actuaries, as well as each of the fund’s money managers. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. While historical returns are taken into consideration, current market trends such as inflation and current equity and fixed income returns are also taken into consideration.

The percentage of the Fair Market Value of the total plan assets for each major asset category of the plan’s assets is as follows:

	September 30,
	2003	2002
Asset Allocation
Equities	50.8%	62.2%
Bonds	40.9%	25.5%
Cash equivalents	8.4%	11.6%
Real Estate	0.0%	0.7%

	100.0%	100.0%

Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of Terra’s contributions to these plans totaled $1.5 million in 2003, $1.6 million in 2002 and $1.4 million in 2001.

18. Post-Retirement Benefits

Terra provides health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. The plan is unfunded.

The following table indicates the components of the post-retirement medical benefits obligation included in Terra’s Consolidated Statements of Financial Position at December 31:

(in thousands)	2003	2002
Change in Benefit Obligation
Projected benefit obligation—beginning of year	$3,031	$3,136
Service cost	8	8
Interest cost	195	215
Participants’ contributions	260	294
Actuarial (gain) loss	31	60
Foreign currency exchange rate changes	113	3
Benefits paid	(652)	(685)

Projected benefit obligation—end of year	2,986	3,031

Change in Plan Assets
Fair value plan assets—beginning of year	—	—
Employer contribution	392	391
Participants’ contributions	260	294
Benefits paid	(652)	(685)

Fair value plan assets—end of year	—	—

Funded Status	(2,986)	(3,031)
Unrecognized net actuarial gain	(939)	(887)
Unrecognized prior service cost	73	(86)
Employer contribution	93	94

Accrued benefit cost	$(3,759)	$(3,910)

Net periodic post-retirement medical benefit (income) expense consisted of the following components:

(in thousands)	2003	2002	2001
Service cost	$8	$8	$12
Interest cost	195	215	260
Amortization of prior service cost	(40)	(36)	(36)
Amortization of actuarial gain	(43)	(50)	(129)

Post-retirement medical benefit expense	$120	$137	$107

Terra limits its future obligation for post-retirement medical benefits by capping at 5% the annual rate of increase in the cost of claims it assumes under the plan. The weighted average discount rate used in determining the accumulated post-retirement medical benefit obligation was 6.16% in 2003, 6.75% in 2002 and 7.4% in 2001. The assumed annual health care cost trend rate was 5% in 2001 and is assumed to remain at that level thereafter. The impact on the benefit obligation of a 1% increase in the assumed health care cost trend rate would be $19,000 while a 1% decline in the rate would decrease the benefit obligation by $309,000.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Paragraph 40 of FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, requires that presently enacted changes in law impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under FAS 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of the Act.

Pursuant to guidance from the FASB under FSP FAS 106-1, Terra has chosen to defer recognition of the potential effects of the Act in these 2003 disclosures. Therefore, the retiree health obligations and costs reported in this financial statement do not yet reflect any potential impact of the Act. Specific authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require Terra to change previously reported information.

Terra intends to review its retiree health care strategy in light of the Act. Terra will most likely amend its retiree health program to coordinate with the new Medicare prescriptions drug program or to receive the direct subsidy from the government. As a result, Terra anticipates that its retiree health obligations and costs could be reduced once those amendments are adopted and or the government subsidies are considered.

19. Income Taxes

Components of the income tax provision (benefit) applicable to continuing operations are as follows:

(in thousands)	2003	2002	2001
Current:
Federal	$—	$(28,863)	$(33,684)
Foreign	398	218	(52)
State	—	(5,227)	(5,447)

	398	(33,872)	(39,183)

Deferred:
Federal	(79,400)	9,284	9,899
Foreign	22,002	(11)	(4,670)
State	—	599	1,866

	(57,398)	9,872	7,095

Total income tax benefit	$(57,000)	$(24,000)	$(32,088)

The following table reconciles the income tax provision (benefit) per the Consolidated Statements of Operations to the federal statutory provision:

(in thousands)	2003	2002	2001
Loss from continuing operations before taxes:
Domestic	$(100,117)	$(60,345)	$(77,469)
Foreign	30,636	171	(35,374)

	(69,481)	(60,174)	(112,843)

Statutory income tax provision (benefit):
Domestic	(34,915)	(21,121)	(26,961)
Foreign	9,785	208	(11,521)

	(25,130)	(20,913)	(38,482)

Reduction to foreign tax assessments and reserves	(36,421)	—	—
Foreign exchange gains	4,883	—	6,801
Non-deductible expenses, primarily goodwill	—	70	6,216
State and local income taxes	—	(2,353)	(2,482)
Valuation reserve	840	—	—
Other	(1,172)	(804)	(5,053)

Income tax benefit	$(57,000)	$(24,000)	$(33,000)

The tax effect of net operating loss (NOL), tax credit carryforwards and significant temporary differences between reported and taxable earnings that gave rise to net deferred tax assets (liabilities) were as follows:

in thousands)	2003	2002
Current deferred tax liability
Accrued liabilities	$(3,106)	$(11,898)
Inventory valuation	(124)	180

Net current deferred tax liability	(3,230)	(11,718)

Non-current deferred tax liability
Depreciation	(203,086)	(202,912)
Investments in partnership	(7,246)	(20,278)
U.S. international tax allowance	—	(19,421)
Foreign tax deposits	8,808	4,733
Unfunded employee benefits	17,751	7,269
Discontinued business costs	14,789	12,707
Valuation allowance	(22,122)	(21,276)
NOL, capital loss and tax credit carryforwards	154,471	151,629
Accumulated other comprehensive income	15,850	14,658
Other	2,954	143

Net noncurrent deferred tax liability	(17,831)	(72,748)

Net deferred tax liability	$(21,061)	$(84,466)

During 1996, after receiving a favorable ruling from Revenue Canada, Terra refreshed its tax basis in plants and equipment at its Canadian subsidiary by entering into a transaction with a Canadian subsidiary of Anglo American plc, resulting in a deferred tax asset for Terra. The refreshed amount of this tax basis was challenged by Revenue Canada in 2000 at which time Terra established a reserve against the stepped-

up basis previously recorded. In 2003, Revenue Canada rendered a decision, which while increasing the allowance for the company to refresh the basis in its Canadian assets, fell short of the company’s valuation. While Terra has decided to contest Revenue Canada’s position, it has resulted in the company reducing its tax reserve by $17 million. Terra has eliminated its $19 million international tax reserve due to available U.S. NOL benefits coupled with new developments in Revenue Canada’s position and new company structure opportunities. Terra has also come to the conclusion that it will no longer book any additional NOL tax benefits in the U.S. in excess of its deferred tax liabilities.

Components of income tax provision (benefit) included in net income other than from continuing operations are as follows:

(in thousands)	2003	2002	2001
Current:
Federal	$—	$(9,456)	$—

	$—	$(9,456)	$—

20. Industry Segment Data

Terra operates in two principal industry segments—Nitrogen Products and Methanol. The Nitrogen Products business produces and distributes ammonia, urea, nitrogen solutions, ammonium nitrate and other nitrogen products to agricultural and industrial users. The Methanol business manufactures and, prior to 2004, distributed methanol, which is principally used as a raw material in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and octane enhancer for gasoline. Management evaluates performance based on operating earnings of each segment. Terra does not allocate interest, income taxes or infrequent items to the business segments. Included in Other are general corporate activities not attributable to a specific industry segment.

The following summarizes additional information about Terra’s industry segments:

(in thousands)	Nitrogen Products	Methanol	Other	Total
2003
Revenues	$1,139,379	$209,870	$1,806	$1,351,055
Operating income (loss)	(19,370)	1,866	(6,056)	(23,560)
Total assets	898,437	157,187	69,438	1,125,062
Depreciation and amortization	80,246	13,242	13,882	107,370
Capital expenditures	6,708	1,571	360	8,639
Equity earnings	803	—	—	803
Equity investments	2,255	—	—	2,255
Minority interest in loss	(8,617)	—	—	(8,617)

2002
Revenues	$883,971	$158,458	$1,554	$1,043,983
Operating income (loss)	(9,351)	7,325	(3,381)	(5,407)
Total assets	938,559	152,735	36,816	1,128,110
Depreciation and amortization	82,774	13,047	10,035	105,856
Capital expenditures	22,267	749	2,170	25,186
Equity earnings	982	—	—	982
Equity investments	2,501	—	—	2,501
Minority interest in earnings	1,510	—	—	1,510

2001
Revenues	$863,512	$169,098	$4,700	$1,037,310
Operating loss	(48,476)	(11,739)	(1,603)	(61,818)
Total assets	1,161,797	152,540	21,706	1,336,043
Depreciation and amortization	100,614	17,209	12,949	130,772
Capital expenditures	12,885	1,861	92	14,838
Equity earnings	953	—	—	953
Equity investments	2,218	—	—	2,218
Minority interest in loss	(2,247)	—	—	(2,247)

The following summarizes geographic information about Terra:

	Revenues			Long-lived Assets
(in thousands)	2003	2002	2001	2003	2002	2001
United States	$983,936	$756,946	$741,586	$461,690	$554,466	$797,064
Canada	57,618	42,138	59,993	55,010	47,403	46,172
United Kingdom	309,501	244,899	235,731	251,105	246,950	239,150

	$1,351,055	$1,043,983	$1,037,310	$767,805	$848,819	$1,082,386

21. Guarantor Subsidiaries

The Parent files a consolidated United States federal income tax return. Beginning in 1995, the Parent adopted the tax sharing agreements, under which all domestic operating subsidiaries provide for and remit income taxes to the Parent based on their pretax accounting income, adjusted for permanent differences between pretax accounting income and taxable income. The tax sharing agreements allocated the benefits of operating losses and temporary differences between financial reporting and tax basis income to the Parent.

Condensed consolidating financial information regarding the Parent, TCAPI, the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes (see Note 11—Long-term Debt) for December 31, 2003, 2002 and 2001 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$74,631	$5,739	$6,964	$—	$87,334
Accounts receivable	—	—	49,642	83,838	—	133,480
Inventories	—	—	26,337	64,532	—	90,869
Other current assets	7,541	6,267	16,836	12,221	454	43,319

Total current assets	7,541	80,898	98,554	167,555	454	355,002

Property, plant and equipment, net	—	—	343,379	366,321	(2,035)	707,665
Investment in and advanced to (from) affiliates	380,076	425,301	1,257,814	82,676	(2,145,867)	—
Other assets and deferred plant turnaround costs	—	18,650	10,037	34,126	(418)	62,395

Total Assets	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Liabilities
Debt due within one year	$—	$—	$95	$58	$—	$153
Accounts payable	669	—	29,426	49,468	—	79,563
Accrued and other liabilities	851	27,456	41,213	72,818	—	142,338

Total current liabilities	1,520	27,456	70,734	122,344	—	222,054

Long-term debt and capital lease obligations	—	402,000	130	76	—	402,206
Deferred income taxes	30,279	—	—	(12,448)	—	17,831
Pension and other liabilities	90,687	(3,680)	23,019	18,750	2	128,778
Minority interest	—	17,421	71,641	—	—	89,062

Total liabilities and minority interest	122,486	443,197	165,524	128,722	2	859,931

Stockholders’ Equity
Common stock	128,968	—	72	49,709	(49,781)	128,968
Paid in capital	555,529	150,218	1,819,036	725,546	(2,694,800)	555,529
Accumulated other comprehensive income (loss)	(44,596)	(44,596)	—	16,090	28,506	(44,596)
Retained earnings (deficit)	(374,770)	(23,970)	(274,848)	(269,389)	568,207	(374,770)

Total stockholders’ equity	265,131	81,652	1,544,260	521,956	(2,147,868)	265,131

Total liabilities and stockholders’ equity	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$518,188	$828,702	$2,359	$1,349,249
Other income, net	—	—	3,387	778	(2,359)	1,806

Total revenues	—	—	521,575	829,480	—	1,351,055

Cost and Expense
Cost of sales	—	—	511,940	776,073	(6,350)	1,281,663
Selling, general and administrative expenses	5,620	(1,046)	24,403	11,240	(356)	39,861
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Equity in the (earnings) loss of subsidiaries	78,197	41,861	57,354	(804)	(176,608)	—

Total cost and expenses	83,817	40,815	606,133	827,164	(183,314)	1,374,615

Income (loss) from continuing operations before income taxes	(83,817)	(40,815)	(84,558)	2,316	183,314	(23,560)
Interest income	47	3,043	3,989	145	(6,690)	534
Interest expense	(12,911)	(42,110)	(39)	(6,679)	6,667	(55,072)
Minority interest	—	1,685	6,932	—	—	8,617

Loss before income taxes	(96,681)	(78,197)	(73,676)	(4,218)	183,291	(69,481)
Income tax benefit (provision)	84,200	—	—	(27,200)	—	57,000

Net Loss	$(12,481)	$(78,197)	$(73,676)	$(31,418)	$183,291	$(12,481)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(12,481)	$(78,197)	$(73,676)	$(31,418)	$183,291	$(12,481)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Depreciation and amortization	—	3,816	49,753	53,801	—	107,370
Deferred income taxes	(39,873)	(19,422)	—	4,379	(5,600)	(60,516)
Minority interest in earnings	—	(1,685)	(6,932)	—	—	(8,617)
Equity in earnings (loss) of subsidiaries	(78,197)	(41,861)	(57,354)	804	176,608	—
Change in operating assets and liabilities	(7,462)	(1,893)	(86,180)	23,734	75,376	3,575

Net Cash Flows from Operating Activities	(138,013)	(139,242)	(161,953)	91,955	429,675	82,422

Investing Activities
Purchase of property, plant and equipment	$—	$—	$(2,831)	$(5,808)	$—	$(8,639)
Plant turnaround costs	—	—	(5,981)	(22,099)	—	(28,080)
Pension contributions and other	(479)	—	13,923	(1,538)	(21,509)	(9,603)

Net Cash Flows from Investing Activities	(479)	—	5,111	(29,445)	(21,509)	(46,322)

Financing Activities
Principal payments on long-term debt	(200,000)	—	(88)	(54)	—	(200,142)
Change in investments and advances from (to) affiliates	338,423	5,291	163,597	(164,672)	(342,639)	—
Issuance of long-term debt	—	202,000	—	—	—	202,000
Deferred financing costs	—	(8,581)	—	—	—	(8,581)
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)
Stock issuance	68	—	—	—	—	68

Net Cash Flows from Financing Activities	138,491	198,485	162,581	(164,726)	(342,639)	(7,808)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	563	563

Increase (Decrease) in Cash and Short-term Investments	(1)	59,243	5,739	(102,216)	66,090	28,855

Cash and Short-term Investments at Beginning of Year	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments at End of Year	$—	$74,631	$5,739	$6,964	$—	$87,334

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$1	$15,388	$—	$109,180	$(66,090)	$58,479
Accounts receivable	—	—	38,102	62,911	—	101,013
Inventories	—	—	25,475	63,123	—	88,598
Other current assets	6,391	—	6,950	18,213	(353)	31,201

Total current assets	$6,392	$15,388	$70,527	$253,427	$(66,443)	$279,291

Property, plant and equipment, net	—	—	396,722	397,753	(4,000)	790,475
Investment in and advanced to (from) affiliates	621,231	397,043	1,438,412	(76,472)	(2,380,214)	—
Other assets and deferred plant turnaround costs	(479)	13,886	11,560	33,377	—	58,344

Total Assets	$627,144	$426,317	$1,917,221	$608,085	$(2,450,657)	$1,128,110

Liabilities
Debt due within one year	$—	$—	$88	$55	$—	$143
Accounts payable	201	1,525	107,647	51,985	(66,442)	94,916
Accrued and other liabilities	25,695	5,676	34,802	32,157	—	98,330

Total current liabilities	25,896	7,201	142,537	84,197	(66,442)	193,389

Long-term debt	200,000	200,000	225	133	—	400,358
Deferred income taxes	70,154	19,422	—	(16,828)	—	72,748
Pension and other liabilities	73,230	12,202	2,668	16,818	1	104,919
Minority interest	—	19,332	79,500	—	—	98,832

Total liabilities	369,280	258,157	224,930	84,320	(66,441)	870,246

Stockholders’ Equity
Common stock	128,654	—	73	49,709	(49,782)	128,654
Paid in capital	555,167	150,218	1,817,591	724,088	(2,691,897)	555,167
Accumulated other comprehensive income (loss)	(63,668)	(36,285)	—	(18,238)	54,523	(63,668)
Retained earnings (deficit)	(362,289)	54,227	(125,373)	(231,794)	302,940	(362,289)

Total stockholders’ equity	257,864	168,160	1,692,291	523,765	(2,384,216)	257,864

Total liabilities and stockholders’ equity	$627,144	$426,317	$1,917,221	$608,085	$(2,450,657)	$1,128,110

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$391,516	$643,745	$7,168	$1,042,429
Other income, net	—	—	4,640	4,082	(7,168)	1,554

	—	—	396,156	647,827	—	1,043,983

Cost and Expense
Cost of sales	—	—	390,281	622,414	(2,725)	1,009,970
Selling, general and administrative expenses	3,634	(1,062)	25,627	10,159	1,062	39,420

	3,634	(1,062)	415,908	632,573	(1,663)	1,049,390

Loss from operations	(3,634)	1,062	(19,752)	15,254	1,663	(5,407)
Interest income	47	4,682	5,238	140	(9,564)	543
Interest expense	(22,134)	(31,608)	(48)	(9,542)	9,532	(53,800)
Minority interest	—	(295)	(1,215)	—	—	(1,510)
Equity in the earnings (loss) of subsidiaries	(240,629)	(214,470)	9,898	983	444,218	—

Loss from continuing operations before income taxes	(266,350)	(240,629)	(5,879)	6,835	445,849	(60,174)
Income tax benefit (provision)	24,208	—	—	(208)	—	24,000

Income (loss) from continuing operations and cumulative effect of change in accounting principle	(242,142)	(240,629)	(5,879)	6,627	445,849	(36,174)
Discontinued operations, net of income taxes	(16,183)	—	—	—	—	(16,183)
Cumulative effect of change in accounting principle	—	—	(189,971)	(15,997)	—	(205,968)

Net Loss	$(258,325)	$(240,629)	$(195,850)	$(9,370)	$445,849	$(258,325)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(258,325)	$(240,629)	$(195,850)	$(9,370)	$445,849	$(258,325)
Cumulative effect of change in accounting principle	—	—	189,971	15,997	—	205,968
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	—	2,790	51,143	51,923	—	105,856
Deferred income taxes	(37,308)	(380)	3,370	(8,555)	13,627	(29,246)
Minority interest in earnings	—	295	1,215	—	—	1,510
Equity in earnings (loss) of subsidiaries	240,629	214,470	(9,898)	(983)	(444,218)	—
Change in operating assets and liabilities	24,275	(35,532)	94,027	65,320	(40,939)	107,151
Discontinued operations	16,183	—	—	—	—	16,183
Other	(2,578)	—	—	—	(283)	(2,861)

Net Cash Flows from Operating Activities	(17,124)	(58,986)	133,978	114,332	(25,964)	146,236

Investing Activities
Purchase of property, plant and equipment	$—	$—	$(3,004)	$(22,182)	$—	$(25,186)
Plant turnaround costs	—	—	(8,191)	(16,069)	—	(24,260)
Pension contributions and other	571	—	8,099	5,806	(21,108)	(6,632)

Net Cash Flows from Investing Activities	571	—	(3,096)	(32,445)	(21,108)	(56,078)

Financing Activities
Principal payments on long-term debt	—	(36,277)	(11)	187	—	(36,101)
Change in investments and advances from (to) affiliates	4,914	119,442	(137,668)	38,385	(25,073)	—
Stock issuance—net	37	—	—	—	—	37
Distributions to minority interests	—	(440)	(1,406)	—	—	(1,846)
Deferred financing costs	—	(1,173)	—	—	—	(1,173)
Other	11,603	(7,178)	(8,730)	(36,024)	40,329	—

Net Cash Flows from Financing Activities	16,554	74,374	(147,815)	2,548	15,256	(39,083)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	279	279

Increase (Decrease) in Cash and Short-term Investments	1	15,388	(16,933)	84,435	(31,537)	51,354

Cash and Short-term Investments at Beginning of Year	—	—	16,933	24,745	(34,553)	7,125

Cash and Short-term Investments at End of Year	$1	$15,388	$—	$109,180	$(66,090)	$58,479

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2001:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$411,346	$621,163	$101	$1,032,610
Other income, net	(2)	—	1,932	2,071	699	4,700

	(2)	—	413,278	623,234	800	1,037,310

Cost and Expense
Cost of sales	—	—	438,444	605,122	3,653	1,047,219
Selling, general and administrative expenses	2,533	3,960	25,977	9,313	(3,897)	37,886
Product claim costs	—	—	—	14,023	—	14,023

	2,533	3,960	464,421	628,458	(244)	1,099,128

Loss from operations	(2,535)	(3,960)	(51,143)	(5,224)	1,044	(61,818)
Interest income	465	3,685	—	600	(1,386)	3,364
Interest expense	(36,558)	(10,352)	7,081	(14,997)	1,232	(53,594)
Minority interest	—	440	1,807	—	—	2,247
Loss on early retirement of debt	—	(3,042)	—	—	—	(3,042)
Equity in the earnings (loss) of subsidiaries	(64,503)	(56,264)	6,088	(8,154)	122,833	—

Loss from continuing operations before income taxes	(103,131)	(69,493)	(36,167)	(27,775)	123,723	(112,843)
Income tax benefit (provision)	(23,288)	(4,990)	—	(4,721)	(1)	(33,000)

Loss from continuing operations	(79,843)	(64,503)	(36,167)	(23,054)	123,724	(79,843)

Net Loss	$(79,843)	$(64,503)	$(36,167)	$(23,054)	$123,724	$(79,843)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2001:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(79,843)	$(64,503)	$(36,167)	$(23,054)	$123,724	$(79,843)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on early retirement of debt	—	3,042	—	—	—	3,042
Depreciation and amortization	—	3,271	66,336	61,165	—	130,772
Deferred income taxes	(33,803)	2,620	(3,370)	(12,227)	14,247	(32,533)
Minority interest in earnings	—	(440)	(1,807)	—	—	(2,247)
Equity in earnings (loss) of subsidiaries	64,503	56,264	(6,088)	8,154	(122,833)	—
Change in operating assets and liabilities	(6,101)	36,247	4,376	(14,945)	(54,260)	(34,683)
Other	—	—	—	—	(354)	(354)

Net Cash Flows from Operating Activities	(55,244)	36,501	23,280	19,093	(39,476)	(15,846)

Investing Activities
Purchase of property, plant and equipment	—	—	(4,443)	(10,395)	—	(14,838)
Plant turnaround costs	—	—	(7,427)	(22,981)	—	(30,408)
Pension contributions and other	—	—	7,061	13,390	(1,813)	18,638

Net Cash Flows from Investing Activities	—	—	(4,809)	(19,986)	(1,813)	(26,608)

Financing Activities
Issuance of long-term debt	—	200,000	—	—	—	200,000
Principal payments on long-term debt	(158,755)	36,278	(8,650)	(105,625)	—	(236,752)
Change in investments and advances from (to) affiliates	197,032	(339,731)	495	114,397	27,807	—
Stock issuance - net	180	—	—	—	—	180
Distributions to minority interests	—	(337)	(1,691)	—	—	(2,028)
Repurchase of TNCLP common units	—	(1,671)	—	—	—	(1,671)
Deferred financing costs and bond discounts	—	(11,442)	—	—	—	(11,442)
Other	16,787	3,443	(3,536)	4,377	(21,071)	—

Net Cash Flows from Financing Activities	55,244	(113,460)	(13,382)	13,149	6,736	(51,713)

Effect of Foreign Exchange Rate on Cash	—	—	—	(133)	—	(133)

Increase (Decrease) in Cash and Short-term Investments	—	(76,959)	5,089	12,123	(34,553)	(94,300)

Cash and Short-term Investments at Beginning of Year	—	76,959	11,844	12,622	—	101,425

Cash and Short-term Investments at End of Year	$—	$—	$16,933	$24,745	$(34,553)	$7,125

22. Agreements of Limited Partnerships

Terra Nitrogen Company L.P. (TNCLP)

Terra owns a 2% General Partnership interest and 75.1% of the Common Units of TNCLP at December 31, 2003. Terra consolidates TNCLP results with the publicly held TNCLP Common Units reflected in Terra’s financial statements as a minority interest.

In accordance with the TNCLP limited partnership agreement, quarterly distributions to unitholders and Terra are made in an amount equal to 100% of its available cash, as defined in the partnership agreement. The General Partner receives a combined minimum 2% of total cash distributions, and as an incentive, the general partner’s participation increases if cash distributions exceed specified target levels.

If at any time less than 25% of the issued and outstanding units are held by non-affiliates of the General Partner, TNCLP may call, or assign to the General Partner or its affiliates, its right to acquire all such outstanding units held by non-affiliated persons with at least 30 but not more than 60 days’ notice of its decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of any previous twenty trading days’ closing prices as of the date five days before the purchase is announced and (2) the highest price paid by the General Partner or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

23. Pending Change of Control

Anglo American plc, through a subsidiary, owns 48.4% of Terra’s outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra with the timing based on market and other conditions.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the accompanying consolidated statements of financial position of Terra Industries Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Terra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Industries Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2003 the Company applied the provisions of Statement of Financial Accounting Standards No.145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” and reclassified an extraordinary loss on early retirement of debt in 2001 to continuing operations and in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

Deloitte & Touche LLP

Omaha, Nebraska

February 19, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF TERRA

Information with respect to directors of Terra is set forth under the caption “Election of Directors” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 4, 2004, and is incorporated herein by reference. Information with respect to executive officers of Terra is set forth under the caption “Executive Officers of Terra” in Part I hereof and is incorporated herein by reference.

Terra has a Code of Ethics and Business Conduct that applies to its principal executive officer and its principal financial officer. The code also applies to Terra’s other officers, directors and employees. The Code of Ethics and Business Conduct is posted on Terra’s web site, www.terraindustries.com, in the “Investor Information” section. In addition, the information set forth under “Equity Security Ownership” in “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive and director compensation is set forth under the captions “Executive Compensation and Other Information” and “Board of Directors and Committees” in “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 4, 2004, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management under the caption “Equity Security Ownership” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 4, 2004 is incorporated herein by reference.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	930,000	$4.72	2,200,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	930,000	$4.72	2,200,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

Information with respect to principal accountant audit fees and service fees is set forth under the caption “Proposal 2: Ratification of Selection of Independent Accounts—Principal Accountant Audit Fees and Service Fees” in the proxy statement, is incorporated herein by reference.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between TNC and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of Terra was approved by the Audit Committee on July 28, 2003. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touch LLP since May, 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements of Terra and its subsidiaries is included in Item 8 herein.

Consolidated Statements of Financial Position at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

Independent Auditors’ Report

2.	Index to Financial Statement Schedules

See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1

3.	Other Financial Statements

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

(b) Reports on Form 8-K

Form 8-K dated October 20, 2003 reporting under Item 5 the Court of Appeals decision against Terra’s insurer to cover benzene claim costs.

Form 8-K dated October 30, 2003 furnishing under Item 12 Terra’s third quarter earnings.

Form 8-K filed December 15, 2003 reporting under Item 5 Terra’s methanol distribution agreement with Methanex.

(c) Exhibit

3.1.1	Articles of Restatement of Terra Industries as amended filed with the State of Maryland on September 11, 1990, filed as Exhibit 3.1 to Terra Industries’ Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

3.1.2	Articles of Amendment of Terra Industries filed with the State of Maryland on May 6, 1992, filed as Exhibit 3.1.2 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

3.1.3	Articles Supplementary of Terra Industries filed with the State of Maryland on October 13, 1994, filed as Exhibit 4.1.3 to Terra Industries’ Form 8-K/A dated November 3, 1994, is incorporated herein by reference.

3.2	By-Laws of Terra Industries, as amended through August 7, 1991, filed as Exhibit 3 to Terra Industries’ Form 8-K dated September 30, 1991, is incorporated herein by reference.

3.3	Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.4	Certificate of Incorporation of Beaumont Ammonia Inc. filed as Exhibit 3.i.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.5	Certificate of Incorporation of Beaumont Holdings Corporation filed as Exhibit 3.i.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.6	Certificate of Incorporation of BMC Holdings Inc. filed as Exhibit 3.i.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.7	Certificate of Incorporation of Port Neal Corporation filed as Exhibit 3.i.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.8	Certificate of Incorporation of Terra (UK) Holdings Inc. filed as Exhibit 3.i.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.9	Certificate of Incorporation of Terra Capital Holdings, Inc. filed as Exhibit 3.i.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.10	Certificate of Incorporation of Terra International (Oklahoma) Inc. filed as Exhibit 3.i.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.11	Certificate of Incorporation of Terra International, Inc. filed as Exhibit 3.i.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.12	Certificate of Incorporation of Terra Methanol Corporation filed as Exhibit 3.i.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.13	Certificate of Incorporation of Terra Nitrogen Corporation filed as Exhibit 3.i.(n) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.14	Certificate of Incorporation of Terra Real Estate Corporation filed as Exhibit 3.i.(o) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.15	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.16	By-Laws of Beaumont Ammonia Inc. filed as Exhibit 3.ii.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.17	By-Laws of Beaumont Holdings Corporation filed as Exhibit 3.ii.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.18	By-Laws of BMC Holdings, Inc. filed as Exhibit 3.ii.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.19	By-Laws of Port Neal Corporation filed as Exhibit 3.ii.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.20	By-Laws of Terra (UK) Holdings Inc. filed as Exhibit 3.ii.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.21	By-Laws of Terra Capital Holdings, Inc. filed as Exhibit 3.ii.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.22	By-Laws of Terra International (Oklahoma) Inc. filed as Exhibit 3.ii.(i) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.23	By-Laws of Terra International, Inc. filed as Exhibit 3.ii.(j) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.24	By-Laws of Terra Methanol Corporation filed as Exhibit 3.ii.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.25	By-Laws of Terra Nitrogen Corporation filed as Exhibit 3.ii.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.26	By-Laws of Terra Real Estate Corporation filed as Exhibit 3.ii.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

4.1	Indenture dated as of October 10, 2001 among Terra Capital, Inc., Certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.2	Amended and Restated Credit Agreement dated as of October 10, 2001 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA, Inc., filed as Exhibit 4.2 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.3	Amendment No. 1 to Credit Agreement dated June 27, 2002, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated June 27, 2002, is incorporated herein by reference.

4.4	Amendment No. 2 to the Amended and Restated Credit Agreement dated May 12, 2003 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA Inc., filed as Exhibit 4.5 to Terra Industries’ Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

4.5	Indenture dated May 21, 2003 between the Company, the guarantors party hereto, and U.S. National Bank Association as Trustee, with respect to the 11.5% Second Priority Senior Secured Notes due 2010 (including the form of 11.5% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries’ Form10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.1.1	Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries’ Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference.

10.1.2	1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.3	Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.4	Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.5	Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.6	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.6.a	Amendment to the Terra Industries Inc. Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.7	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.8	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.1.8.a	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.8.b	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b. to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.9	Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.10	Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.11	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.12	Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.13	Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.14 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.14	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.15	Retirement and Consulting Agreement for Burton M. Joyce, dated April 26, 2001 filed as Exhibit 10.1.16 to Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.16	Form of Executive Retention Agreement for Other Executive Officers, filed as Exhibit 10.1.19 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.17	Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.1.18	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan filed as Exhibit 10.1.21 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.19	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 of the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.20	Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.21	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.22	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.23	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.2	Agreement of Limited Partnership of TNCLP (formerly known as Agricultural Minerals Company, L.P.) dated as of December 4, 1991, filed as Exhibit 99.3 to Terra Industries’ Registration Statement on Form S-3, as amended, is incorporated herein by reference.

10.3	Agreement of Limited Partnership of TNLP (formerly known as Agricultural Minerals, Limited Partnership) dated as of December 4, 1991, filed as Exhibit 99.4 to Terra Industries’ Registration Statement on Form S-3, as amended, is incorporated herein by reference.

10.4	General and Administrative Services Agreement Regarding Services by Terra Industries Inc., filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.5	General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation, filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.6	Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.7	Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.8	Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.

10.9*†	Asset Purchase and Methanol Exclusivity Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003.

10.9.1*†	Services Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003 included as Schedule E to Exhibit 10.9 herein.

10.10*†	First Amendment to Asset Purchase and Methanol Exclusivity Agreement dated February 20, 2004.

21	Subsidiaries of Terra Industries, filed as Exhibit 21 to Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this document.

Exhibits 10.1.1 through 10.1.24 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: March 8, 2004	By:	/s/ FRANCIS G. MEYER
Francis G. Meyer
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ HENRY R. SLACK	Chairman of the Board
Henry R. Slack

/s/ MICHAEL L. BENNETT	Director, President and Chief Executive Officer (Principal Executive Officer)
Michael L. Bennett

/s/ FRANCIS G. MEYER	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Controller/Principal Accounting Officer)
Francis G. Meyer

/s/ PHILIP M. BAUM	Director
Philip M. Baum

/s/ DAVID E. FISHER	Director
David E. Fisher

/s/ DOD A. FRASER	Director
Dod A. Fraser

/s/ MARTHA O. HESSE	Director
Martha O. Hesse

/s/ BEN L. KEISLER	Director
Ben L. Keisler

Date: March 8, 2004

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the consolidated financial statements of Terra Industries Inc. and subsidiaries as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 19, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the Company’s 2003 application of Statements of Financial Accounting Standard No. 145, reclassifying an extraordinary loss on early retirement of debt in 2001 to continuing operations and the Company’s 2002 change in methods of accounting for goodwill and other intangible assets); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Terra Industries Inc. and subsidiaries listed in Item 15 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the management of Terra Industries Inc. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 19, 2004

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-32869, 33-46735, 33-46734 and 33-30058 of Terra Industries Inc. and subsidiaries on Forms S-8 and Registration Statements Nos. 333-68766, 2-90808, 2-84876 and 2-84669 of Terra Industries Inc. and subsidiaries on Form S-3 of our reports dated February 19, 2004 (which reports express an unqualified opinion and include an explanatory paragraph related to the Company’s 2003 application of Statements of Financial Accounting Standard No. 145 reclassifying an extraordinary loss on early retirement of debt in 2001 to continuing operations and the Company’s 2002 change in methods of accounting for goodwill and other intangible assets), appearing in and incorporated by reference in this Annual Report on Form 10-K of Terra Industries Inc. and subsidiaries for the year ended December 31, 2003.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 8, 2004

SCHEDULE II

Terra Industries Inc.

Valuation and Qualifying Accounts

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(IN THOUSANDS)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Less Write- offs, and Transfers, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2003:

Allowance for Doubtful Accounts
Continuing operations	$135	$1,510	$(1,558)	$87

Discontinued operations—Included in other assets	3,953	0	(176)	3,777

	$4,088	$1,510	$(1,734)	$3,864

Year Ended December 31, 2002:

Allowance for Doubtful Accounts
Continuing operations	$936	$(445)	$(356)	$135

Discontinued operations—Included in other assets	4,319	0	(366)	3,953

	$5,255	$(445)	$(722)	$4,088

Year Ended December 31, 2001:

Allowance for Doubtful Accounts
Continuing operations	$889	$7	$40	$936

Discontinued operations—Included in other assets	6,359	0	(2,040)	4,319

	$7,248	$7	$(2,000)	$5,255

Terra Industries Inc.

600 Fourth Street

Sioux City, Iowa 51101

(712) 277-1340