Form 10-Q
period 2004-03-31
TERRA INDUSTRIES INC
filed 2004-05-03
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	75,623,647 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003	March 31, 2003
ASSETS
Cash and short-term investments	$160,092	$87,334	$14,958
Accounts receivable, less allowance for doubtful accounts of $580, $87 and $151	106,088	133,480	102,176
Inventories	113,986	90,869	128,963
Other current assets	36,656	43,319	40,977

Total current assets	416,822	355,002	287,074

Property, plant and equipment, net	697,741	707,665	778,161
Deferred plant turnaround costs	22,425	28,103	23,919
Other assets	32,596	34,292	32,774

Total assets	$1,169,584	$1,125,062	$1,121,928

LIABILITIES
Debt due within one year	$154	$153	$147
Accounts payable	77,545	79,563	120,637
Accrued and other liabilities	165,473	142,338	107,685

Total current liabilities	243,172	222,054	228,469

Long-term debt and capital lease obligations	402,164	402,206	400,319
Deferred income taxes	28,736	17,831	54,348
Pension liabilities	63,453	63,453	62,865
Other liabilities	50,444	65,325	46,057
Minority interest	90,842	89,062	95,961

Total liabilities and minority interest	878,811	859,931	888,019

STOCKHOLDERS’ EQUITY
Capital stock
Common Shares, authorized 133,500 shares; outstanding 77,624, 77,563 and 76,853 shares	129,029	128,968	128,888
Paid-in capital	555,604	555,529	555,456
Accumulated other comprehensive loss	(37,320)	(44,596)	(73,804)
Retained deficit	(356,540)	(374,770)	(376,631)

Total stockholders’ equity	290,773	265,131	233,909

Total liabilities and stockholders’ equity	$1,169,584	$1,125,062	$1,121,928

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES
Net sales	$360,461	$279,655
Other income, net	568	488

Total revenues	361,029	280,143

COSTS AND EXPENSES
Cost of sales	323,647	284,074
Recovery of product claim costs	(15,514)	—
Selling, general and administrative expense	7,309	9,327

	315,442	293,401

Income (loss) from operations	45,587	(13,258)
Interest income	377	189
Interest expense	(13,501)	(12,552)
Minority interest	(2,933)	1,718

Income (loss) from operations before income taxes	29,530	(23,903)
Income tax (provision) benefit	(11,300)	9,561

NET INCOME (LOSS)	$18,230	$(14,342)

Basic and diluted income (loss) per share:
Basic	$0.24	$(0.19)
Diluted	$0.23	$(0.19)

Basic and diluted weighted average shares outstanding
Basic	75,814	75,624
Diluted	77,776	75,624

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$18,230	$(14,342)
Adjustments to reconcile net income (loss) from operations to net cash flows from operating activities:
Depreciation and amortization	25,578	27,617
Deferred income taxes	11,323	(11,843)
Minority interest in earnings (loss)	2,933	(1,718)
Recovery of product claim costs	(12,874)	—
Changes in current assets and liabilities:
Accounts receivable	28,588	(908)
Inventories	(22,273)	(39,807)
Other current assets	7,875	(10,168)
Accounts payable	(3,214)	14,392
Accrued and other liabilities	19,713	9,858
Other	(71)	518

Net cash flows from operating activities	75,808	(26,401)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,075)	(3,578)
Plant turnaround costs	(150)	(12,318)
Other	(861)	(76)

Net cash flows from investing activities	(2,086)	(15,972)

FINANCING ACTIVITIES
Principal payments on long-term debt and capital lease obligations	(41)	(35)
Stock issuance-net	136	—
Distributions to minority interests	(1,153)	(1,153)

Net cash flows from financing activities	(1,058)	(1,188)

Effect of exchange rate changes on cash	94	40

Increase (decrease) to cash and short-term investments	72,758	(43,521)
Cash and short-term investments at beginning of period	87,334	58,479

Cash and short-term investments at end of period	$160,092	$14,958

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(in thousands)

(unaudited)

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at January 1, 2004	$128,968	$555,529	$(44,596)	$(374,770)	$265,131

Comprehensive income:
Net income	—	—	—	18,230	18,230
Foreign currency translation adjustment	—	—	8,095	—	8,095
Change in fair value of derivatives, net of taxes of $(973)	—	—	(819)	—	(819)

Comprehensive income					25,506
Stock issuance	61	75	—	—	136

Balance at March 31, 2004	$129,029	$555,604	$(37,320)	$(356,540)	$290,773

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balance at January 1, 2003	$128,654	$555,167	$(63,668)	$(362,289)	$257,864

Comprehensive loss:
Net loss	—	—	—	(14,342)	(14,342)
Foreign currency translation adjustment	—	—	(820)	—	(820)
Change in fair value of derivatives, net of taxes of $7,801	—	—	(8,138)	—	(8,138)
Minimum pension liability, net of taxes of $580	—	—	(1,178)	—	(1,178)

Comprehensive loss					(24,478)
Stock incentive plan	234	289	—	—	523

Balance at March 31, 2003	$128,888	$555,456	$(73,804)	$(376,631)	$233,909

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying unaudited consolidated financial statements and condensed notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “we” and “our”) and the results of operations for the periods presented. Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with our 2003 Annual Report to Stockholders.

Basic earnings (loss) per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

Inventories consisted of the following:

(in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Raw materials	$19,252	$22,937	$27,044
Supplies	26,091	26,058	26,753
Finished goods	68,643	41,874	75,166

Total	$113,986	$90,869	$128,963

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

We account for our employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations, which utilize the intrinsic value method. The pro forma impact on net income (loss) and diluted income (loss) per share of accounting for stock-based compensation using the fair value method required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” follows:

	Three Months Ended March 31
(in thousands, except per-share amounts)	2004	2003
Basic and diluted net income (loss) – as reported	$18,230	$(14,342)
Basic and diluted net income (loss) – pro forma	18,230	(14,342)

Basic net income (loss) per share – as reported	$0.24	$(0.19)
Basic net income (loss) per share – pro forma	0.24	(0.19)

Diluted net income (loss) per share – as reported	$0.23	$(0.19)
Diluted net income (loss) per share – pro forma	0.23	(0.19)

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the asset.

We commenced a review to determine if the Blytheville facility’s carrying value was impaired during the second quarter of 2003. This review led us to conclude that future market conditions may not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly, a $53.1 million charge was recorded as an “Impairment of long-lived assets”. Although we resumed production in October 2003, we plan to discontinue production on or about May 31, 2004 and prepare the site for permanent closure. No decision has yet been made regarding the sale or demolition of the facility’s production plants. We expect to operate the facility’s storage and distribution assets as a terminal for ammonia produced at our Verdigris facility or obtained from other sources. We anticipate $3.0 to $4.0 million of spending, primarily for employee severance and decommissioning costs, will be required when the facility is permanently idled.

2.	Product Claim Costs

Appeals of a Federal court decision ordering our insurer to pay all of our past and future judgments, settlements and other associated costs arising from a 1998 recall of carbonated beverages containing carbon dioxide tainted with benzene were exhausted in our favor during the 2004 first quarter. Accordingly, we recorded the recovery of product claim costs totaling $15.5 million through the elimination of remaining reserves originally established for these claims and the recognition of a receivable for additional amounts due from the insurer for claims previously paid by us.

We are involved in various other legal actions and claims, including environmental matters, arising from the normal course of business. While it is not feasible to predict with certainty the final outcome of these proceedings, management does not believe that these matters will have a material adverse effect on the results of operations, financial position or net cash flows.

3.	Derivative Financial Instruments

Natural gas is the principal raw material used in our production of nitrogen products and methanol. Natural gas prices are volatile and we manage this volatility through the use of derivative commodity instruments. Our current policy is to hedge 20-80% of our natural gas requirements for the upcoming 12 months and up to 50% of the requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products.

We notify the Board of Directors when we deviate from this policy. The financial derivatives are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract prices are frequently based on prices at the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for our facilities are purchased for each plant at locations other than reference points, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas.

We have entered into forward pricing positions for a portion of its natural gas requirements for the remainder of 2004, consistent with its policy. As a result of its policies, we have reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, we will incur higher costs. Contracts were in place at March 31, 2004 to cover 21% of natural gas requirements for the succeeding twelve months. We also use basis swaps to manage some of the basis risk.

Unrealized gains from forward pricing positions in North America totaled $4.4 million as of March 31, 2004. We also had $.4 million of realized gains on closed North America contracts relating to future periods that have been deferred to the respective period.

For the period ending March 31, 2004, recording the fair value of natural gas derivatives resulted in a $2.4 million decrease to other current assets, a $.6 million charge to cost of sales and a $.8 million decrease, before deferred taxes of $1.0 million to Accumulated Other Comprehensive Loss, which reflected the effective portion of the derivatives designated as cash flow hedges. The decrease to other current assets was to recognize the value of open natural gas contracts and the increase to other current liabilities was to reclassify deferred gains on closed contracts relating to future periods.

4.	Industry Segment Data

We classify our continuing operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions, ammonium nitrate and other products to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. We do not allocate interest, income taxes or infrequent items to continuing business segments. Included in Other are general corporate activities not attributable to a specific industry segment.

The following summarizes operating results by business segment:

	Three Months Ended March 31
(in thousands)	2004	2003
Revenues - Nitrogen Products	$317,557	$228,541
- Methanol	42,904	51,114
- Other	568	488

Total revenues	$361,029	$280,143

Income (loss) from operations
- Nitrogen Products	$49,418	$(13,558)
- Methanol	(2,046)	1,633
- Other	(1,785)	(1,333)

Total income (loss) from operations	$45,587	$(13,258)

5.	We maintain defined benefit pension plans that cover substantially all salaried and hourly employees. Benefits are based on a pay formula. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. We also have certain non-qualified pension plans covering executives, which are unfunded. We accrue pension costs based upon annual actuarial valuations for each plan and fund these costs in accordance with statutory requirements.

The estimated components of net periodic pension expense for the three months ending March 31 follow:

(in thousands)	2004	2003
Service cost	$502	$1,024
Interest cost	3,754	2,733
Expected return on plan assets	(3,065)	(2,537)
Amortization of prior service cost	7	19

Amortization of actuarial loss	1,191	1,022
Amortization of net assets	(29)	(77)
Termination charge	385	—

Pension Expense	$2,361	$2,568

Our cash contributions to the defined benefit pension plans for the quarter ended March 31, 2004 and 2003 were $1.6 million and $1.5 million, respectively.

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the period ending March 31, 2004 and 2003 totaled $.8 million and $.3 million, respectively.

We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

6.	Guarantor Subsidiaries

Condensed consolidating financial statements of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for March 31, 2004, December 31 and March 31, 2003 and condensed statements of operations and cash flows for the three months ended March 31, 2004 and 2003 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma, Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position as of March 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$157,680	$589	$1,823	$—	$160,092
Accounts receivable, net	—	10	29,625	76,453	—	106,088
Inventories	—	—	40,451	73,535	—	113,986
Other current assets	6,652	9,586	5,069	11,961	3,388	36,656

Total current assets	6,652	167,276	75,734	163,772	3,388	416,822

Property, plant and equipment, net	—	—	333,032	366,505	(1,796)	697,741
Investments in and advanced to (from) affiliates	408,856	384,989	1,296,586	119,449	(2,209,880)	—
Other assets and deferred plant turnaround costs	(453)	17,602	7,829	29,750	293	55,021

Total assets	$415,055	$569,867	$1,713,181	$679,476	$(2,207,995)	$1,169,584

Liabilities
Debt due within one year	$—	$—	$94	$60	$—	$154
Accounts payable	137	—	30,285	47,123	—	77,545
Accrued and other liabilities	(6,881)	39,606	50,161	79,199	3,388	165,473

Total current liabilities	(6,744)	39,606	80,540	126,382	3,388	243,172

Long-term debt and capital lease obligations	—	402,000	105	59	—	402,164
Deferred income taxes	41,201	—	—	(12,465)	—	28,736
Pension and other liabilities	89,825	(4,105)	21,946	6,231	—	113,897
Minority interest	—	17,769	73,073	—	—	90,842

Total liabilities	124,282	455,270	175,664	120,207	3,388	878,811

Stockholders’ Equity
Common stock	129,029	—	72	49,709	(49,781)	129,029
Paid-in capital	555,604	150,218	1,778,916	685,556	(2,614,690)	555,604
Accumulated other comprehensive income (loss)	(37,320)	(37,320)	—	17,484	19,836	(37,320)
Retained earnings (deficit)	(356,540)	1,699	(241,471)	(193,480)	433,252	(356,540)

Total stockholders’ equity	290,773	114,597	1,537,517	559,269	(2,211,383)	290,773

Total liabilities and stockholders equity	$415,055	$569,867	$1,713,181	$679,476	$(2,207,995)	$1,169,584

Condensed Consolidating Statement of Operations for the three months ended March 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$112,488	$246,309	$1,664	$360,461
Other income, net	—	—	2,127	105	(1,664)	568

	—	—	114,615	246,414	—	361,029

Cost and Expenses
Cost of sales	—	—	110,849	212,177	621	323,647
Product claim costs	—	—	—	(15,514)	—	(15,514)
Selling, general and administrative expenses	906	(491)	4,719	2,600	(425)	7,309
Equity in the (earnings) loss of subsidiaries	(25,669)	(38,112)	(860)	—	64,641	—

	(24,763)	(38,603)	114,708	199,263	64,837	315,442

Income (loss) from operations	24,763	38,603	(93)	47,151	(64,837)	45,587
Interest income	—	361	972	173	(1,129)	377
Interest expense	(769)	(12,721)	(8)	(1,148)	1,145	(13,501)
Minority interest	—	(574)	(2,359)	—	—	(2,933)

Income (loss) from operations before income taxes	23,994	25,669	(1,488)	46,176	(64,821)	29,530
Income tax benefit (provision)	(5,764)	—	—	(5,535)	(1)	(11,300)

Net Income (Loss)	$18,230	$25,669	$(1,488)	$40,641	$(64,822)	$18,230

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$18,230	$25,669	$(1,488)	$40,641	$(64,822)	$18,230
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	1,048	11,755	12,775	—	25,578
Deferred income taxes	10,922	—	—	(17)	418	11,323
Minority interest in earnings	—	574	2,359	—	—	2,933
Recovery of product claim costs	—	—	—	(12,874)	—	(12,874)
Equity in earnings (loss) of subsidiaries	25,669	38,112	860	—	(64,641)	—
Change in operating assets and liabilities	(8,238)	8,395	26,405	(9,842)	13,969	30,689
Other	—	—	—	12,874	(71)	(71)

Net Cash Flows from Operating Activities	46,583	73,798	39,891	43,557	(128,021)	75,808

Investing Activities
Purchase of property, plant and equipment	—	—	(80)	(995)	—	(1,075)
Plant turnaround costs	—	—	(3)	(147)	—	(150)
Other	453	(1)	883	(6,047)	3,851	(861)

Net Cash Flows from Investing Activities	453	(1)	800	(7,189)	3,851	(2,086)

Financing Activities
Principal payments on long-term debt and capital lease obligations	—	—	(26)	(15)	—	(41)
Change in investments and advances from (to) affiliates	(47,172)	9,477	(44,887)	(41,494)	124,076	—
Stock issuance, net	136	—	—	—	—	136
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)

Net Cash Flows from Financing Activities	(47,036)	9,252	(45,841)	(41,509)	124,076	(1,058)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	94	94

Increase (decrease) in Cash and Short-term Investments	—	83,049	(5,150)	(5,141)	—	72,758

Cash and Short-term Investments at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Short-term Investments at End of Year	$—	$157,680	$589	$1,823	$—	$160,092

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$74,631	$5,739	$6,964	$—	$87,334
Accounts receivable	—	—	49,642	83,838	—	133,480
Inventories	—	—	26,337	64,532	—	90,869
Other current assets	7,541	6,267	16,836	12,221	454	43,319

Total current assets	7,541	80,898	98,554	167,555	454	355,002

Property, plant and equipment, net	—	—	343,379	366,321	(2,035)	707,665
Investment in and advanced to (from) affiliates	380,076	425,301	1,257,814	82,676	(2,145,867)	—
Other assets and deferred plant turnaround costs	—	18,650	10,037	34,126	(418)	62,395

Total Assets	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Liabilities
Debt due within one year	$—	$—	$95	$58	$—	$153
Accounts payable	669	—	29,426	49,468	—	79,563
Accrued and other liabilities	851	27,456	41,213	72,818	—	142,338

Total current liabilities	1,520	27,456	70,734	122,344	—	222,054

Long-term debt and capital lease obligations	—	402,000	130	76	—	402,206
Deferred income taxes	30,279	—	—	(12,448)	—	17,831
Pension and other liabilities	90,687	(3,680)	23,019	18,750	2	128,778
Minority interest	—	17,421	71,641	—	—	89,062

Total liabilities and minority interest	122,486	443,197	165,524	128,722	2	859,931

Stockholders’ Equity
Common stock	128,968	—	72	49,709	(49,781)	128,968
Paid in capital	555,529	150,218	1,819,036	725,546	(2,694,800)	555,529
Accumulated other comprehensive income (loss)	(44,596)	(44,596)	—	16,090	28,506	(44,596)
Retained earnings (deficit)	(374,770)	(23,970)	(274,848)	(269,389)	568,207	(374,770)

Total stockholders’ equity	265,131	81,652	1,544,260	521,956	(2,147,868)	265,131

Total liabilities and stockholders’ equity	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Condensed Consolidating Statement of Financial Position as of March 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash	$—	$9,039	$1,132	$4,787	$—	$14,958
Accounts Receivable	—	(2)	38,818	63,360	—	102,176
Inventories	—	—	46,947	82,016	—	128,963
Other current assets	4,057	12,193	13,250	11,477	—	40,977

Total current assets	4,057	21,230	100,147	161,640	—	287,074

Property, plant and equipment, net	—	—	393,049	388,611	(3,499)	778,161
Investments in and advanced to (from) affiliates	596,654	374,004	1,340,320	11,169	(2,322,147)	—
Other assets and deferred plant turnaround costs	(479)	13,188	10,241	33,743	—	56,693

Total assets	$600,232	$408,422	$1,843,757	$595,163	$(2,325,646)	$1,121,928

Liabilities
Debt due within one year	$—	$—	$91	$56	$—	$147
Accounts payable	18	—	55,171	65,448	—	120,637
Accrued and other liabilities	35,468	11,455	37,895	34,394	—	119,212

Total current liabilities	35,486	11,455	93,157	99,898	—	239,996

Long-term debt	200,000	200,000	200	119	—	400,319
Deferred income taxes	54,356	19,422	—	(19,430)	—	54,348
Pension and other liabilities	76,481	12,865	2,245	5,803	1	97,395
Minority interest	—	18,770	77,191	—	—	95,961

Total liabilities	366,323	262,512	172,793	86,390	1	888,019

Stockholders’ Equity
Common stock	128,888	—	73	49,709	(49,782)	128,888
Paid in capital	555,456	150,218	1,812,918	719,365	(2,682,501)	555,456
Accumulated other comprehensive loss	(73,804)	(41,846)	—	(21,983)	63,829	(73,804)
Retained earnings (deficit)	(376,631)	37,538	(142,027)	(238,318)	342,807	(376,631)

Total stockholders’ equity	233,909	145,910	1,670,964	508,773	(2,325,647)	233,909

Total liabilities and stockholders equity	$600,232	$408,422	$1,843,757	$595,163	$(2,325,646)	$1,121,928

Condensed Consolidating Statement of Operations for the three months ended March 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$105,852	$172,548	$1,255	$279,655
Other income, net	—	—	1,625	118	(1,255)	488

	—	—	107,477	172,666	—	280,143

Cost and Expenses
Cost of sales	—	—	109,853	175,176	(955)	284,074
Selling, general and administrative expenses	1,365	(518)	5,385	2,498	597	9,327
Equity in the (earnings) loss of subsidiaries	16,689	11,465	11,264	(82)	(39,336)	—

	18,054	10,947	126,502	177,592	(39,694)	293,401

Loss from operations	(18,054)	(10,947)	(19,025)	(4,926)	39,694	(13,258)
Interest income	14	720	1,001	55	(1,601)	189
Interest expense	(5,740)	(6,798)	(12)	(1,778)	1,776	(12,552)
Minority interest	—	336	1,382	—	—	1,718

Loss from operations before income taxes	(23,780)	(16,689)	(16,654)	(6,649)	39,869	(23,903)
Income tax benefit	9,438	—	—	123	—	9,561

Net loss	$(14,342)	$(16,689)	$(16,654)	$(6,526)	$39,869	$(14,342)

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(14,342)	$(16,689)	$(16,654)	$(6,526)	$39,869	$(14,342)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	—	697	12,826	14,094	—	27,617
Deferred income taxes	(15,798)	—	—	(2,603)	6,558	(11,843)
Minority interest in earnings	—	(336)	(1,382)	—	—	(1,718)
Equity in earnings (loss) of subsidiaries	16,689	11,465	11,264	(82)	(39,336)	—
Change in operating assets and liabilities	15,698	(7,274)	(78,292)	(7,920)	51,155	(26,633)
Other	—	—	—	—	518	518

Net Cash Flows from Operating Activities	2,247	(12,137)	(72,238)	(3,037)	58,764	(26,401)

Investing Activities
Purchase of property, plant and equipment	—	—	(1,456)	(2,122)	—	(3,578)
Plant turnaround costs	—	—	(5,814)	(6,504)	—	(12,318)
Other	—	—	—	—	(76)	(76)

Net Cash Flows from Investing Activities	—	—	(7,270)	(8,626)	(76)	(15,972)

Financing Activities
Principal payments on long-term debt	—	—	(22)	(13)	—	(35)
Change in investments and advances from (to) affiliates	(2,248)	6,013	82,155	(92,282)	6,362	—
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)
Other	—	—	(565)	(435)	1,000	—

Net Cash Flows from Financing Activities	(2,248)	5,788	80,640	(92,730)	7,362	(1,188)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	40	40

Increase (decrease) in Cash and Short-term Investments	(1)	(6,349)	1,132	(104,393)	66,090	(43,521)

Cash and Short-term Investments at Beginning of Year	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments at End of Year	$—	$9,039	$1,132	$4,787	$—	$14,958

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since we compete with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ending December 31, 2003 did not allow us and other North American producers to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production by us and other producers that have contributed to higher nitrogen product prices through reductions to global supplies. Our United Kingdom operations have benefited from higher nitrogen product prices, but incurred natural gas costs lower than those in North America.

Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to our facilities. Off-shore producers are most competitive in regions close to the point of entry for imports, including the Gulf Coast and East Coast of North America. Our sales volumes depend primarily on our plants’ operating rates. We may purchase product from other manufacturers or importers for resale, but gross margins on those volumes are rarely significant. Profitability and cash flows from our nitrogen products business are affected by our ability to manage our costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting our nitrogen products results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 “Business and Properties” section of our most recent Form 10-K filing with the Securities and Exchange Commission.

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

In December 2003, we entered into contracts with the Methanex Corporation (“Methanex”) assigning it our sales contracts and providing it exclusive rights to all methanol production at the Beaumont facility for five years as more fully described in Items 1 and 2 “Business and Properties” most recent Form 10-K filing with the Securities and Exchange Commission. Under those contracts, Methanex has the right to terminate Beaumont production and we would be responsible for costs of shutting down the facility, which we estimate at $5 million to $7 million.

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

Deferred Income Taxes

Deferred income tax assets and liabilities reflect (a) differences between financial statement carrying amounts and corresponding tax bases and (b) temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred tax assets also include the expected benefits of carrying forward our net operating losses. We regularly review deferred tax assets for recoverability and reduce them if we can not sufficiently determine that they will be realized. We base this determination on projected future taxable income and the expected timing of the reversals of existing temporary differences. We do not expect to recognize additional U.S. tax benefits for future losses until we realize taxable income or generate additional deferred tax liabilities from U.S. operations. If there is a material change in the effective tax rates or time period when temporary difference become taxable or deductible, we may have to additionally reduce all or a significant portion of our deferred tax assets.

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

Derivative and Financial Instruments

We account for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded in earnings unless the normal purchase or sale exception applies or hedge accounting is elected.

We enter into derivative instruments including future contracts, swap agreements, and purchased options to cap or fix prices for a portion of natural gas production requirements. Terra has designated, documented and assessed accounting hedge relationships, which mostly resulted in cash flow hedges that require the recording of the derivative assets or liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2004 COMPARED WITH

QUARTER ENDED MARCH 31, 2003

Consolidated Results

We reported net income of $18.2 million for the 2004 first quarter compared with a 2003 loss from operations of $14.3 million. The increase in 2004 income was primarily related to higher margins on nitrogen product sales and recovery of product claim costs.

We classify our operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from our ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the three-month period ended March 31, 2004 and 2003 follow:

(in thousands)	2004	2003
REVENUES:
Nitrogen Products	$317,557	$228,541
Methanol	42,904	51,114
Other	568	488

	$361,029	$280,143

OPERATING INCOME (LOSS):
Nitrogen Products	$49,418	$(13,558)
Methanol	(2,046)	1,633
Other income - net	(1,785)	(1,333)

	$45,587	$(13,258)

Nitrogen Products

Volumes and prices for the three-month periods ended March 31, 2004 and 2003 follow:

VOLUMES AND PRICES

	2004		2003
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	310	$270	277	$210
Nitrogen solutions	877	113	756	86
Urea	157	188	152	157
Ammonium nitrate	247	188	248	126

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $89.0 million to $317.6 million in the 2004 first quarter compared with $228.5 million in the 2003 first quarter primarily as a result of higher sales prices. Sales prices were higher as the result of increased demand and lower supplies caused by curtailments to North American production in response to high natural gas costs.

The nitrogen products segment had operating income of $49.4 million for the first quarter of 2004 compared with an operating loss of $13.6 million for the 2003 first quarter. As compared to the 2003 first quarter, higher selling prices contributed almost $57.2 million to 2004 gross profits. In addition, recovery of product claim costs contributed $15.5 million to 2004 first quarter operating income. First quarter natural gas costs increased about $ 9.8 million from the 2003 first quarter as unit costs, net of forward pricing gains and losses, were $5.22/MMBtu during the 2004 first quarter compared to $4.87/MMBtu during the same 2003 period. As a result of forward price contracts, first quarter 2004 natural gas costs for the nitrogen products segment were $6.8 million lower than spot prices.

Methanol

For the three months ended March 31, 2004 and 2003 the Methanol segment had revenues of $42.9 million and $51.1 million, respectively. Sales volumes declined 5% from prior year levels and selling prices declined from $.76/gallon in 2003 to $.65/gallon in 2004. Sales volumes declined in 2004 due to fewer opportunities to profitably sell product purchased from other manufacturers. Selling prices declined in response to increased industry supplies.

The methanol segment had an operating loss of $2.0 million for the 2004 first quarter compared to operating income of $1.6 million for the 2003 first quarter. The decrease to operating income reflected lower sales prices that were only partially offset by reduced natural gas costs. Natural gas costs, net of forward pricing gains and losses, were $5.37/MMBtu during the 2004 first quarter compared to $5.54/MMBtu during the 2003 period. As a result of forward pricing contracts, first quarter 2004 natural gas costs for the methanol were $.7 million lower than spot prices.

Other Income – Net

We had other operating losses of $1.8 million in the 2004 first quarter compared to $1.3 million operating loss in the 2003 first quarter. The increase to expenses relates primarily to legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, totaled $13.1 million during the 2004 first quarter compared with $12.4 million for the prior year period. The increased interest expense primarily related to higher interest rates paid on the 2003 refinancing of Senior Notes.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2004 first quarter minority interest charge of $2.9 million reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated operating results. Minority interest benefits of $1.7 million were recorded in the 2003 as the result of TNCLP losses, which were included in their entirety in consolidated operating results. These amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the first quarter 2004 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which we operate. In addition, the first quarter tax provisions were increased by $1.6 million to provide a valuation allowance on first quarter losses for U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds are to fund our working capital requirements, make payments on our debt and other obligations and make plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.

During the first three months of 2004, cash and short-term investments increased $72.8 million, most of which was provided through $45.2 million from operating activities and $33.6 million from seasonal reductions to working capital. At March 31, 2004, we had $80.8 million in customer prepayments that we anticipate will be used during our second quarter.

During the first three months, we funded plant and equipment purchases of $1.1 million primarily for replacement or stay-in-business capital needs. We expect 2004 plant and equipment purchases to be less than $20 million consisting primarily of expenditures for replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $.2 million of plant turnaround costs in the first three months of 2004. We estimate 2004 plant turnaround costs will approximate $30 million.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. There were no revolving credit borrowings and there were $31.0 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $144.0 million under the facility. We are required to maintain a minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from our financial statements. For the 12 months ended March 31, 2004, operating cash flows as defined in the credit facility was $170.7 million.

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

Our cash contributions to pension plans are estimated at $20 million in 2004, $15 million in 2005 and $7 million in 2006. Actual contributions could vary from these estimates depending on actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.

We have a contract with Methanex that provides it with exclusive rights to all methanol production at the Beaumont facility through 2008. During that time, Methanex has the right to terminate Beaumont production and we would be responsible for costs of shutting down the facility, which we estimate at $5 million to $7 million.

Distributions paid to the minority TNCLP common unitholders in the first three months of 2004 and 2003 were $1.2 million. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

Cash balances at March 31, 2004 were $160.1 million, all of which is unrestricted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We use derivative financial instruments to manage risk in the areas of natural gas prices, foreign currency fluctuations and interest rates. For more information about how we manage specific risk exposures, refer to our most recent Annual Report on Form 10-K (which is on file with the Securities and Exchange Commission), Item 7A “Quantitative and Qualitative Disclosures about Market Risk” and Note 13 – Derivative Financial Instruments contained in Item 8.

Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing our exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products and methanol. Contracts were in place at March 31, 2004 to cover 21% of our natural gas requirements for the succeeding twelve months (see Note 3). Our future ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

At March 31, 2004, we had no forward positions in any foreign currency.

Our only debt facility with floating rates at March 31, 2004 is borrowings under our bank lines. No borrowings were outstanding at September 30, 2003. There were no interest rate derivatives outstanding at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by the report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 48.4% of Terra Industries’ outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra Industries with the timing based on market and other conditions.

FORWARD-LOOKING PRECAUTIONS

Information contained in this report, other than historical information, may be considered forward looking. Forward-looking information reflects management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: changes in financial markets, general economic conditions within the agricultural industry, competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs), changes in product mix, changes in the seasonality of demand patterns, changes in weather conditions, changes in agricultural regulations, and other risks detailed in the “Factors that Affect Operating Results” section of our most recent Form 10-K.

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

Form 8-K dated January 29, 2004 furnishing under Item 12 Terra’s fourth quarter 2003 earnings.

Form 8-K dated March 31, 2004 reporting under Item 5 Terra’s plan to close its Blytheville, Arkansas manufacturing facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: April 30, 2004	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory