Form 10-Q
period 2004-06-30
TERRA INDUSTRIES INC
filed 2004-08-09
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	77,684,014 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003	June 30, 2003
ASSETS
Cash and short-term investments	$110,944	$87,334	$12,368
Accounts receivable, less allowance for doubtful accounts of $586, $87 and $156	129,414	133,480	123,852
Inventories	90,015	90,869	96,501
Other current assets	36,739	43,319	21,463

Total current assets	367,112	355,002	254,184

Property, plant and equipment, net	677,268	707,665	725,297
Deferred plant turnaround costs	22,114	28,103	32,006
Other assets	25,331	34,292	36,023

Total assets	$1,091,825	$1,125,062	$1,047,510

LIABILITIES
Debt due within one year	$157	$153	$149
Accounts payable	76,940	79,563	94,188
Accrued and other liabilities	72,797	142,338	66,443

Total current liabilities	149,894	222,054	160,780

Long-term debt and capital lease obligations	402,123	402,206	437,031
Deferred income taxes	31,436	17,831	32,457
Pension liabilities	63,453	63,453	62,819
Other liabilities	52,782	65,325	46,931
Minority interest	93,255	89,062	85,011

Total liabilities and minority interest	792,943	859,931	825,029

STOCKHOLDERS’ EQUITY
Capital stock
Common Shares, authorized 133,500 shares; outstanding 77,684, 77,563 and 76,844 shares	129,094	128,968	128,908
Paid-in capital	555,684	555,529	555,486
Accumulated other comprehensive loss	(47,221)	(44,596)	(54,191)
Accumulated deficit	(338,675)	(374,770)	(407,722)

Total stockholders’ equity	298,882	265,131	222,481

Total liabilities and stockholders’ equity	$1,091,825	$1,125,062	$1,047,510

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Net sales	$416,264	$378,597	$776,725	$658,252
Other income, net	504	348	1,072	836

Total revenues	416,768	378,945	777,797	659,088

COSTS AND EXPENSES
Cost of sales	370,578	362,031	694,225	646,105
Selling, general and administrative expense	9,295	9,733	16,604	19,060
Recovery of product claim costs	(2,389)	—	(17,903)	—
Impairment of long-lived assets	—	53,091	—	53,091

	377,484	424,855	692,926	718,256

Income (loss) from operations	39,284	(45,910)	84,871	(59,168)
Interest income	612	192	989	381
Interest expense	(13,440)	(15,283)	(26,941)	(27,835)
Minority interest	(3,566)	10,950	(6,499)	12,668

Income (loss) before income taxes	22,890	(50,051)	52,420	(73,954)
Income tax (provision) benefit	(5,025)	18,960	(16,325)	28,521

NET INCOME (LOSS)	$17,865	$(31,091)	$36,095	$(45,433)

Basic and diluted income (loss) per share:
Basic	$0.24	$(0.41)	$0.48	$(0.60)
Diluted	0.23	(0.41)	0.46	(0.60)

Basic and diluted weighted average shares outstanding:
Basic	75,898	75,715	75,769	75,539
Diluted	77,879	75,715	77,663	75,539

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$36,095	$(45,433)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of long-lived assets	—	53,091
Depreciation and amortization	50,484	55,548
Deferred income taxes	16,526	(33,144)
Minority interest in earnings (loss)	6,499	(12,668)
Recovery of product claim costs	(12,874)	—
Changes in current assets and liabilities:
Accounts receivable	4,126	(20,455)
Inventories	506	(8,870)
Other current assets	9,067	10,046
Accounts payable	(3,069)	(3,021)
Accrued and other liabilities	(75,949)	(41,920)
Other	131	345

Net cash flows from operating activities	31,542	(46,481)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,425)	(5,861)
Plant turnaround costs	(819)	(20,321)
Other	(1,426)	(1,122)

Net cash flows from investing activities	(5,670)	(27,304)

FINANCING ACTIVITIES
Issuance of long-term debt	—	202,000
Net borrowing on credit facility	—	34,750
Deferred financing costs	—	(8,138)
Principal payments on long-term debt and capital lease obligations	(79)	(200,071)
Stock issuance	269	—
Distributions to minority interests	(2,306)	(1,153)

Net cash flows from financing activities	(2,116)	27,388

Effect of exchange rate changes on cash	(146)	286

Increase (decrease) to cash and short-term investments	23,610	(46,111)
Cash and short-term investments at beginning of period	87,334	58,479

Cash and short-term investments at end of period	$110,944	$12,368

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands)

(unaudited)

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2004	$128,968	$555,529	$(44,596)	$(374,770)	$265,131

Comprehensive income:
Net income	—	—	—	36,095	36,095
Foreign currency translation adjustment	—	—	1,271	—	1,271
Change in fair value of derivatives, net of taxes of $3,210	—	—	(3,896)	—	(3,896)

Comprehensive income					33,470

Exercise of stock options, net	123	146	—	—	269
Stock incentive plan	3	9	—	—	12

Balance at June 30, 2004	$129,094	$555,684	$(47,221)	$(338,675)	$298,882

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2003	$128,654	$555,167	$(63,668)	$(362,289)	$257,864

Comprehensive loss:
Net loss	—	—	—	(45,433)	(45,433)
Foreign currency translation adjustment	—	—	17,793	—	17,793
Change in fair value of derivatives, net of taxes of $4,759	—	—	(7,138)	—	(7,138)
Minimum pension liability, net of taxes of $580	—	—	(1,178)	—	(1,178)

Comprehensive loss					(35,956)
Exercise of stock options, net	254	319	—	—	573

Balance at June 30, 2003	$128,908	$555,486	$(54,191)	$(407,722)	$222,481

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying unaudited consolidated financial statements and condensed notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “we” and “our”) and the results of operations for the periods presented. Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with our 2003 Annual Report to Stockholders.

Basic earnings (loss) per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

The following table provides a reconciliation between basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2004	2003	2004	2003
Net Income (Loss)	$17,865	$(31,091)	$36,095	$(45.433)

Weighted average shares outstanding	75,898	75,715	75,769	75,539
Dilutive effect of stock options	204	—	117	—
Dilutive effect of restricted stock	1,777	—	1,777	—

Diluted weighted average shares outstanding	77,879	75,715	77,663	75,539

Earnings (loss) per share – basic	$0.24	$(0.41)	$0.48	$(0.60)

Earnings (loss) per share – diluted	$0.23	$(0.41)	$0.46	$(0.60)

Common stock options totaling .1 million shares for the three and six months June 30, 2004 were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our stock for the respective periods, and the effect of their inclusion would be antidilutive.

Inventories consisted of the following:

(in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Raw materials	$23,652	$22,937	$16,751
Supplies	21,900	26,058	26,308
Finished goods	44,463	41,874	53,442

Total	$90,015	$90,869	$96,501

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per-share amounts)	2004	2003	2004	2003
Basic and diluted net income (loss) – as reported	$17,865	$(31,091)	$36,095	$(45,433)
Basic and diluted net income (loss) – pro forma	17,865	(31,091)	36,095	(45,433)

Basic net income (loss) per share – as reported	0.24	(0.41)	$0.48	$(0.60)
Basic net income (loss) per share – pro forma	0.24	(0.41)	0.48	(0.60)

Diluted net income (loss) per share – as reported	$0.23	$(0.41)	$0.46	$(0.60)
Diluted net income (loss) per share – pro forma	0.23	(0.41)	0.46	(0.60)

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

We commenced a review to determine if the Blytheville facility’s carrying value was impaired during the second quarter of 2003. This review led us to conclude that future market conditions would not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly, a $53.1 million charge was recorded as an “Impairment of long-lived assets”. Although we resumed production in October 2003, we ceased production on May 27, 2004 and prepared the site for permanent closure. No decision has yet been made regarding the sale or demolition of the facility’s production plants. We are continuing to operate the facility’s storage and distribution assets as a terminal for ammonia produced at our Verdigris facility or obtained from other sources. During the quarter ending June 30, 2004 we incurred $1.6 million of costs not related to continuing terminal operations.

2.	Product Claim Costs

Appeals of a Federal court decision ordering our insurer to pay all of our past and future judgments, settlements and other associated costs arising from a 1998 recall of carbonated beverages containing carbon dioxide tainted with benzene were exhausted in our favor during the 2004 first quarter. Consequently, we recorded in the 2004 first half recovery of product claim costs totaling $17.9 million representing elimination of remaining reserves established for these claims of $12.9 million and cash payments of $5.1 million by the insurer as final settlement for claims we previously paid.

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

We have entered into forward pricing positions for a portion of our natural gas requirements for the remainder of 2004, consistent with our policy. As a result of our policies, we have reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, we will incur higher costs. Contracts were in place at June 30, 2004 to cover 22% of natural gas requirements for the succeeding twelve months. We also use basis swaps to manage some of the basis risk.

Unrealized losses from forward pricing positions in North America totaled $.2 million as of June 30, 2004. We also had $.6 million of realized gains on closed North America contracts relating to future periods that have been deferred to the respective period.

For the period ending June 30, 2004, recording the fair value of natural gas and fertilizer derivatives resulted in a $6.9 million decrease to other current assets, a $1.9 million increase to current liabilities, a $1.7 million charge to cost of sales and a $7.1 million increase, before deferred taxes of $3.2 million to Accumulated Other Comprehensive Loss, which reflected the effective portion of the derivatives designated as cash flow hedges. The decrease to other current assets was to recognize the value of open natural gas contracts and the increase to other current liabilities was to reclassify deferred gains on closed contracts relating to future periods.

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

The following summarizes operating results by business segment:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2004	2003	2004	2003
Revenues – Nitrogen Products	$362,518	$315,744	$680,075	$544,285
– Methanol	53,746	62,853	96,650	113,967
– Other	504	348	1,072	836

Total revenues	$416,768	$378,945	$777,797	$659,088

Income (loss) from operations
– Nitrogen Products	$42,012	$(47,554)	$91,430	$(61,112)
– Methanol	(924)	3,109	(2,970)	4,742
– Other	(1,804)	(1,465)	(3,589)	(2,798)

Total income (loss) from operations	$39,284	$(45,910)	$84,871	$(59,168)

5.	We maintain defined benefit pension plans that cover substantially all salaried and hourly employees hired prior to January 1, 2004. Benefits are based on a pay formula. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. We also have certain non-qualified pension plans covering executives, which are unfunded. We accrue pension costs based upon annual actuarial valuations for each plan and fund these costs in accordance with statutory requirements.

The estimated components of net periodic pension expense follow:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2004	2003	2004	2003
Service cost	$502	$1,024	$1,004	$2,048
Interest cost	3,754	2,733	7,508	5,466
Expected return on plan assets	(3,065)	(2,537)	(6,130)	(5,074)
Amortization of prior service cost	7	19	14	38
Amortization of actuarial loss	1,191	1,022	2,382	2,044
Amortization of net assets	(28)	(77)	(58)	(154)
Termination charge	—	384	—	768

Pension Expense	$2,361	$2,568	$4,720	$5,136

Our cash contributions to the defined benefit pension plans for the three month periods ended June 30, 2004 and 2003 were $4.3 million and $1.6 million, respectively. Year-to-date contributions were $5.9 million and $3.1 million, respectively.

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three month periods ending June 30, 2004 and 2003 totaled $2.6 million and $.4 million, respectively. Contributions were $3.4 million and $.7 million for the six months ended June 30, 2004 and 2003, respectively.

We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the “Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)”, to the employers that sponsor postretirement health care plans which provide prescription drug benefits. This FSP supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”.

FSP FAS 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy provided by the Act, and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The FSP provides guidance on measuring the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, and the effects of the Act on APBO. In addition, the FSP addresses accounting for plan amendments and requires certain disclosures about the Act and its effects in financial statements.

This FSP is effective for the first interim or annual period beginning after June 15, 2004.

6.	Guarantor Subsidiaries

Condensed consolidating financial statements of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for June 30, 2004, December 31 and June 30, 2003 and condensed statements of operations and cash flows for the six months ended June 30, 2004 and 2003 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma, Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position as of June 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$109,896	$88	$960	$—	$110,944
Accounts receivable, net	—	15	44,487	84,912	—	129,414
Inventories	—	—	25,391	64,624	—	90,015
Other current assets	2,592	18,852	6,546	8,749	—	36,739

Total current assets	2,592	128,763	76,512	159,245	—	367,112

Property, plant and equipment, net	—	—	323,076	355,993	(1,801)	677,268
Investments in and advanced to (from) affiliates	414,967	416,798	1,285,102	112,133	(2,229,000)	—
Other assets and deferred plant turnaround costs	(445)	16,554	5,635	24,900	801	47,445

Total assets	$417,114	$562,115	$1,690,325	$652,271	$(2,230,000)	$1,091,825

Liabilities
Debt due within one year	$—	$—	$96	$61	$—	$157
Accounts payable	56	—	31,365	45,519	—	76,940
Accrued and other liabilities	(15,283)	21,376	24,345	42,359	—	72,797

Total current liabilities	(15,227)	21,376	55,806	87,939	—	149,894

Long-term debt and capital lease obligations	—	402,000	79	44	—	402,123
Deferred income taxes	43,552	—	—	(12,116)	—	31,436
Pension and other liabilities	89,907	(278)	21,566	5,041	(1)	116,235
Minority interest	—	18,241	75,014	—	—	93,255

Total liabilities	118,232	441,339	152,465	80,908	(1)	792,943

Stockholders’ Equity
Common stock	129,094	—	72	49,709	(49,781)	129,094
Paid-in capital	555,684	150,218	1,774,243	680,836	(2,605,297)	555,684
Accumulated other comprehensive income (loss)	(47,221)	(47,221)	—	11,087	36,134	(47,221)
Retained earnings (deficit)	(338,675)	17,779	(236,455)	(170,269)	388,945	(338,675)

Total stockholders’ equity	298,882	120,776	1,537,860	571,363	(2,229,999)	298,882

Total liabilities and stockholders equity	$417,114	$562,115	$1,690,325	$652,271	$(2,230,000)	$1,091,825

Condensed Consolidating Statement of Operations for the three months ended June 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$164,520	$249,338	$2,406	$416,264
Other income, net	—	—	2,722	188	(2,406)	504

	—	—	167,242	249,526	—	416,768

Cost and Expenses
Cost of sales	—	—	154,411	216,951	(784)	370,578
Selling, general and administrative expenses	925	(914)	5,936	2,567	781	9,295
Recovery of product claims costs	—	—	—	(2,389)	—	(2,389)
Equity in the (earnings) loss of subsidiaries	(16,080)	(28,246)	(1)	—	44,327	—

	(15,155)	(29,160)	160,346	217,129	44,324	377,484

Income from operations	15,155	29,160	6,896	32,397	(44,324)	39,284
Interest income	—	279	997	415	(1,079)	612
Interest expense	(770)	(12,662)	(8)	(1,095)	1,095	(13,440)
Minority interest	—	(697)	(2,869)	—	—	(3,566)

Income before income taxes	14,385	16,080	5,016	31,717	(44,308)	22,890
Income tax provision	3,480	—	—	(8,506)	—	(5,025)

Net Income (Loss)	$17,865	$16,080	$5,016	$23,211	$(44,307)	$17,865

Condensed Consolidating Statement of Operations for the six months ended June 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$277,008	$495,647	$4,070	$776,725
Other income, net	—	—	4,849	293	(4,070)	1,072

	—	—	281,857	495,940	—	777,797

Cost and Expenses
Cost of sales	—	—	265,260	429,128	(163)	694,225
Selling, general and administrative expenses	1,831	(1,405)	10,655	5,167	356	16,604
Recovery of product claims costs	—	—	—	(17,903)	—	(17,903)
Equity in the (earnings) loss of subsidiaries	(41,749)	(66,358)	(861)	—	108,968	—

	(39,918)	(67,763)	275,054	416,392	109,161	692,926

Income from operations	39,918	67,763	6,803	79,548	(109,161)	84,871
Interest income	—	640	1,969	588	(2,208)	989
Interest expense	(1,539)	(25,383)	(16)	(2,243)	2,240	(26,941)
Minority interest	—	(1,271)	(5,228)	—	—	(6,499)

Income before income taxes	38,379	41,749	3,528	77,893	(109,129)	52,420
Income tax provision	(2,284)	—	—	(14,041)	—	(16,325)

Net Income	$36,095	$41,749	$3,528	$63,852	$(109,129)	$36,095

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$36,095	$41,749	$3,528	$63,852	$(109,129)	$36,095
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	—	2,096	23,517	24,871	—	50,484
Deferred income taxes	13,273	—	—	332	2,921	16,526
Minority interest in earnings	—	1,271	5,228	—	—	6,499
Recovery of product claim costs	—	—	—	(12,874)	—	(12,874)
Equity in earnings (loss) of subsidiaries	41,749	66,358	861	—	(108,968)	—
Change in operating assets and liabilities	(12,579)	(15,279)	6,461	(32,938)	(10,984)	(65,319)
Other	—	—	—	—	131	131

Net Cash Flows from Operating Activities	78,538	96,195	39,595	43,243	(226,029)	31,542

Investing Activities
Purchase of property, plant and equipment	—	—	(412)	(3,013)	—	(3,425)
Plant turnaround costs	—	—	(666)	(153)	—	(819)
Other	457	(1)	(4,186)	(7,154)	9,458	(1,426)

Net Cash Flows from Investing Activities	457	(1)	(5,264)	(10,320)	9,458	(5,670)

Financing Activities
Principal payments on long-term debt and capital lease obligations	—	—	(50)	(29)	—	(79)
Change in investments and advances from (to) affiliates	(79,264)	(60,479)	(38,076)	(38,898)	216,717	—
Stock issuance, net	269	—	—	—	—	269
Distributions to minority interests	—	(450)	(1,856)	—	—	(2,306)

Net Cash Flows from Financing Activities	(78,995)	(60,929)	(39,982)	(38,927)	216,717	(2,116)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(146)	(146)

Increase (decrease) in Cash and Short-term Investments	—	35,265	(5,651)	(6,004)	—	23,610

Cash and Short-term Investments at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Short-term Investments at End of Year	$—	$109,896	$88	$960	$—	$110,944

Condensed Consolidating Statement of Financial Position as of December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$74,631	$5,739	$6,964	$—	$87,334
Accounts receivable	—	—	49,642	83,838	—	133,480
Inventories	—	—	26,337	64,532	—	90,869
Other current assets	7,541	6,267	16,836	12,221	454	43,319

Total current assets	7,541	80,898	98,554	167,555	454	355,002

Property, plant and equipment, net	—	—	343,379	366,321	(2,035)	707,665
Investment in and advanced to (from) affiliates	380,076	425,301	1,257,814	82,676	(2,145,867)	—
Other assets and deferred plant turnaround costs	—	18,650	10,037	34,126	(418)	62,395

Total Assets	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Liabilities
Debt due within one year	$—	$—	$95	$58	$—	$153
Accounts payable	669	—	29,426	49,468	—	79,563
Accrued and other liabilities	851	27,456	41,213	72,818	—	142,338

Total current liabilities	1,520	27,456	70,734	122,344	—	222,054

Long-term debt and capital lease obligations	—	402,000	130	76	—	402,206
Deferred income taxes Pension and other	30,279	—	—	(12,448)	—	17,831
liabilities	90,687	(3,680)	23,019	18,750	2	128,778
Minority interest	—	17,421	71,641	—	—	89,062

Total liabilities and minority interest	122,486	443,197	165,524	128,722	2	859,931

Stockholders’ Equity
Common stock	128,968	—	72	49,709	(49,781)	128,968
Paid in capital	555,529	150,218	1,819,036	725,546	(2,694,800)	555,529
Accumulated other comprehensive income (loss)	(44,596)	(44,596)	—	16,090	28,506	(44,596)
Retained earnings
(deficit)	(374,770)	(23,970)	(274,848)	(269,389)	568,207	(374,770)

Total stockholders’ equity	265,131	81,652	1,544,260	521,956	(2,147,868)	265,131

Total liabilities and stockholders’ equity	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Condensed Consolidating Statement of Financial Position as of June 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$10,158	$1,774	$436	$—	$12,368
Accounts receivable, net	—	(2)	50,810	73,044	—	123,852
Inventories	—	—	30,968	65,533	—	96,501
Other current assets	2,925	2,965	4,809	10,764	—	21,463

Total current assets	2,925	13,121	88,361	149,777	—	254,184

Property, plant and equipment, net	—	—	364,224	370,272	(9,199)	725,297
Investments in and advanced to (from) affiliates	355,344	577,273	1,324,566	(1,893)	(2,255,290)	—
Other assets and deferred plant turnaround costs	(450)	20,314	13,667	28,300	6,198	68,029

Total assets	$357,819	$610,708	$1,790,818	$546,456	$(2,258,291)	$1,047,510

Liabilities
Debt due within one year	$—	$—	$92	$57	$—	$149
Accounts payable	26	—	34,352	59,810	—	94,188
Accrued and other liabilities	23,399	7,670	26,243	9,131	—	66,443

Total current liabilities	23,425	7,670	60,687	68,998	—	160,780

Long-term debt and capital lease obligations	—	436,750	177	104	—	437,031
Deferred income taxes	35,336	19,422	—	(22,302)	1	32,457
Pension and other liabilities	76,577	12,828	2,414	17,932	(1)	109,750
Minority interest	—	16,628	68,383	—	—	85,011

Total liabilities	135,338	493,298	131,661	64,732	—	825,029

Stockholders’ Equity
Common stock	128,908	—	73	49,709	(49,782)	128,908
Paid in capital	555,486	150,218	1,812,918	719,365	(2,682,501)	555,486
Accumulated other comprehensive loss	(54,191)	(23,250)	—	(12,582)	35,832	(54,191)
Retained earnings (deficit)	(407,722)	(9,558)	(153,834)	(274,768)	438,160	(407,722)

Total stockholders’ equity	222,481	117,410	1,659,157	481,724	(2,258,291)	222,481

Total liabilities and stockholders equity	$357,819	$610,708	$1,790,818	$546,456	$(2,258,291)	$1,047,510

Condensed Consolidating Statement of Operations for the three months ended June 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$153,931	$224,423	$243	$378,597
Other income, net	—	—	448	143	(243)	348

	—	—	154,379	224,566	—	378,945

Cost and Expenses
Cost of sales	—	—	150,186	213,145	(1,300)	362,031
Selling, general and administrative expenses	623	(229)	6,700	2,508	131	9,733
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Equity in the (earnings) loss of subsidiaries	80,474	63,714	29,195	(337)	(173,046)	—

	81,097	63,485	198,517	255,971	(174,215)	424,855

Income (loss) from operations	(81,097)	(63,485)	(44,138)	(31,405)	174,215	(45,910)
Interest income	33	1,003	1,004	35	(1,883)	192
Interest expense	(5,582)	(9,686)	(9)	(1,708)	1,702	(15,283)
Minority interest	—	2,142	8,808	—	—	10,950

Income (loss) from operations	(86,646)	(70,026)	(34,335)	(33,078)	174,034	(50,051)
Income tax (provision) benefit	22,177	—	—	(3,217)	—	18,960

Net income (loss)	$(64,469)	$(70,026)	$(34,335)	$(36,295)	$174,034	$(31,091)

Condensed Consolidating Statement of Operations for the six months ended June 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$259,783	$396,971	$1,498	$658,252
Other income, net	—	—	2,073	261	(1,498)	836

	—	—	261,856	397,232	—	659,088

Cost and Expenses
Cost of sales	—	—	260,039	388,321	(2,255)	646,105
Selling, general and administrative expenses	1,988	(747)	12,085	5,006	728	19,060
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Equity in the (earnings) loss of subsidiaries	63,785	52,249	17,931	(255)	(133,710)	—

	65,773	51,502	302,491	433,727	(135,237)	718,256

Income (loss) from operations	(65,773)	(51,502)	(40,635)	(36,495)	135,237	(59,168)
Interest income	47	1,723	2,005	90	(3,484)	381
Interest expense	(11,322)	(16,484)	(21)	(3,486)	3,478	(27,835)
Minority interest	—	2,478	10,190	—	—	12,668

Income (loss) from operations	(77,048)	(63,785)	(28,461)	(39,891)	135,231	(73,954)
Income tax (provision) benefit	31,615	—	—	(3,094)	—	28,521

Net income (loss)	$(45,433)	$(63,785)	$(28,461)	$(42,985)	$135,231	$(45,433)

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(45,433)	$(63,785)	$(28,461)	$(42,985)	$135,231	$(45,433)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Depreciation and amortization	—	1,708	25,522	28,318	—	55,548
Deferred income taxes	(34,818)	—	—	(5,474)	7,148	(33,144)
Minority interest in losses	—	(2,478)	(10,190)	—	—	(12,668)
Equity in earnings (loss) of subsidiaries	(63,785)	(52,249)	(17,931)	255	133,710	—
Change in operating assets and liabilities	4,915	(1,868)	(98,164)	(24,878)	55,775	(64,220)
Other	—	2	—	—	343	345

Net Cash Flows from Operating Activities	(139,121)	(118,670)	(116,788)	(4,109)	332,207	(46,481)

Investing Activities
Purchase of property, plant and equipment	—	—	(2,098)	(3,763)	—	(5,861)
Plant turnaround costs	—	—	(6,316)	(14,005)	—	(20,321)
Other	—	—	—	—	(1,122)	(1,122)

Net Cash Flows from Investing Activities	—	—	(8,414)	(17,768)	(1,122)	(27,304)

Financing Activities
Issuance of long-term debt	—	236,750	—	—	—	236,750
Principal payments on long-term debt and capital lease obligations	(200,000)	—	(44)	(27)	—	(200,071)
Change in investments and advances from (to) affiliates	339,149	(114,946)	127,104	(79,557)	(271,750)	—
Deferred financing costs	—	(8,138)	—	—	—	(8,138)
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)
Other	(29)	(1)	844	(7,283)	6,469	—

Net Cash Flows from Financing Activities	139,120	113,440	126,976	(86,867)	(265,281)	27,388

Effect of Foreign Exchange Rate on Cash	—	—	—	—	286	286

Increase (decrease) in Cash and Short-term Investments	(1)	(5,230)	1,774	(108,744)	66,090	(46,111)

Cash and Short-term Investments at Beginning of Year	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments at End of Year	$—	$10,158	$1,174	$436	$—	$12,368

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

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since we compete with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ended December 31, 2002 did not allow us and other North American producers to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production by us and other producers that have contributed to higher nitrogen product prices through reductions to global supplies. Our United Kingdom operations have benefited from higher nitrogen product prices, but generally incurred natural gas costs lower than those in North America.

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

Deferred Income Taxes

Deferred income tax assets and liabilities reflect (a) differences between financial statement carrying amounts and corresponding tax bases and (b) temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred tax assets also include the expected benefits of carrying forward our net operating losses. We regularly review deferred tax assets for recoverability and reduce them if we cannot sufficiently determine that they will be realized. We base this determination on projected future taxable income and the expected timing of the reversals of existing temporary differences. We do not expect to recognize additional U.S. tax benefits for future losses until we realize taxable income or generate additional deferred tax liabilities from U.S. operations. If there is a material change in the effective tax rates or time period when temporary difference become taxable or deductible, we may have to additionally reduce all or a significant portion of our deferred tax assets.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED WITH QUARTER ENDED JUNE 30, 2003

Consolidated Results

We reported net income of $17.9 million for the 2004 second quarter compared with a 2003 loss of $31.1 million. The 2003 net loss included a $27 million loss for impairment of long-term assets (representing a $53.1 million charge to operating income, less $9.9 million allocated to minority interest and $16.2 million of income tax benefit). The remaining increase in 2004 net income was primarily related to higher margins on nitrogen product sales.

We classify our operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from our ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and operating income (loss) by segment for the three-month period ended June 30, 2004 and 2003 follow:

(in thousands)	2004	2003
REVENUES:
Nitrogen Products	$362,518	$315,744
Methanol	53,746	62,853
Other	504	348

	$416,768	$378,945

OPERATING INCOME (LOSS):
Nitrogen Products	$42,012	$5,537
Impairment of long-lived assets (nitrogen products)	—	(53,091)
Methanol	(924)	3,109
Other income - net	(1,804)	(1,465)

	$39,284	$(45,910)

Nitrogen Products

Volumes and prices for the three-month periods ended June 30, 2004 and 2003 follow:

	2004		2003
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	452	$248	400	$238
Nitrogen solutions	1,108	126	1,093	104
Urea	135	183	172	178
Ammonium nitrate	176	173	169	137

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $46.8 million to $362.5 million in the 2004 second quarter compared with $315.7 million in the 2003 second quarter primarily as a result of higher sales prices. Sales prices were higher as the result of increased demand and lower supplies caused by curtailments to North American production in response to high natural gas costs.

Excluding 2003 charges for impairment of long-lived assets, the nitrogen products segment had operating income of $42.1 million for the 2004 second quarter compared with operating income of $5.5 million for the 2003 period. As compared to last year’s second quarter, higher selling prices contributed almost $36.4 million to 2004 gross profits. In addition, recovery of product claim costs contributed $2.4 million to 2004 second quarter operating income. Second quarter natural gas costs increased about $13.5 million from the 2003 second quarter, but much of this was offset by higher operating rates and lower fixed cost spending at production sites. Natural gas unit costs, net of forward pricing gains and losses, were $5.17/MMBtu during the 2004 second quarter compared to $4.76/MMBtu during the same 2003 period. As a result of forward price contracts, second quarter 2004 natural gas costs for the nitrogen products segment were $6.3 million lower than spot prices.

Impairment of Long-lived Assets

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a $53.1 million charge was recorded during the 2003 second quarter. On May 26, 2004 the Blytheville production facility was permanently shutdown. During the 2004 second quarter we incurred $1.6 million of costs not related to continuing terminal operations.

Methanol

For the three months ended June 30, 2004 and 2003 the Methanol segment had revenues of $53.7 million and $62.9 million, respectively. Sales volumes declined 9% from prior year levels and selling prices declined from $.77/gallon in 2003 to $.70/gallon in 2004. Sales volumes declined in 2004 as we discontinued selling product purchased from other manufacturers. Selling prices declined primarily because of increased industry supplies.

The methanol segment had an operating loss of $.9 million for the 2004 second quarter compared to operating income of $3.1 million for the 2003 second quarter. The operating income decrease reflected lower sales prices and increased natural gas costs. Natural gas costs, net of forward pricing gains and losses, were $5.83/MMBtu during the 2004 second quarter compared to $5.27/MMBtu during the 2003 period.

Other Income – Net

We had other operating losses of $1.8 million in the 2004 second quarter compared to $1.5 million operating loss in the 2003 second quarter. The increase to expenses relates primarily to legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, totaled $12.8 million during the 2004 second quarter compared with $15.1 million for the prior year period. The reduction to interest expense reflects $1.7 million of 2003 interest expense due to the issuance of the new debt.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2004 and 2003 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the second quarter 2004 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which we operate.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

Consolidated Results

We reported net income of $36.1 million for the first six months ending June 30, 2004 compared with a net loss of $45.4 million for the same period in 2003. The 2003 net loss included a $27 million loss for impairment of long-term assets (representing a $53.1 million charge to operating income, less $9.9 million allocated to minority interest and $16.2 million of income tax benefit). The remaining increase in 2004 net income was primarily related to higher margins on nitrogen product sales and $12.2 million as the after-tax value from recovery of product claim costs.

Total revenues and operating income (loss) by segment for the six-month period ended June 30, 2004 and 2003 follow:

(in thousands)	2004	2003
REVENUES:
Nitrogen Products	$680,075	$544,285
Methanol	96,650	113,967
Other	1,072	836

	$777,797	$659,088

OPERATING INCOME (LOSS):
Nitrogen Products	$91,430	$(8,021)
Impairment of long-lived assets (nitrogen products)	—	(53,091)
Methanol	(2,970)	4,742
Other income - net	(3,589)	(2,798)

	$84,871	$(59,168)

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 2004 and 2003 follow:

	2004		2003
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	763	$257	678	$227
Nitrogen solutions	1,983	120	1,848	96
Urea	292	186	324	168
Ammonium nitrate	424	182	417	130

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $135.8 million to $680.1 million in the 2004 first half compared with $544.3 million in the 2003 first half primarily as a result of higher sales prices and volumes. Sales prices were higher as the result of increased demand and lower supplies caused by curtailments to North American production in response to high natural gas costs. The increased sales volumes reflect higher operating rates during 2004 compared to 2003 when certain of our plants were curtailed in response to high natural gas costs.

Excluding 2003 charges for impairment of long-lived assets, the nitrogen products segment had operating income of $91.4 million for the first half of 2004 compared with an operating loss of $8.0 million for the 2003 first half. As compared to the 2003 first half, higher selling prices contributed almost $97.7 million to 2004 gross profits. In addition, recovery of product claim costs contributed $17.9 million to 2004 first half operating income. First half natural gas costs increased about $26.1 million from the same period of 2003 but this was partially offset by higher operating rates and lower fixed cost spending at production sites. Natural gas unit costs, net of forward pricing gains and losses, were $5.20/MMBtu during the 2004 first half compared to $4.81/MMBtu during the same 2003 period. As a result of forward price contracts, first half 2004 natural gas costs for the nitrogen products segment were $12.6 million lower than spot prices.

Impairment of Long-lived Assets

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a $53.1 million charge was recorded during the 2003 second quarter. On May 27, 2004 the Blytheville production facility was permanently shutdown. During the 2004 second quarter we incurred $1.6 million of costs not related to continuing terminal operations.

Methanol

For the six months ended June 30, 2004 and 2003 the Methanol segment had revenues of $96.7 million and $114.0 million, respectively. Sales volumes declined 7% from prior year levels and selling prices declined from prices declined from $.76/gallon in 2003 to $.67/gallon in 2004. Sales volumes declined in 2004 as we discontinued selling product purchased from other manufacturers. Selling prices declined in response to increased industry supplies.

The methanol segment had an operating loss of $3.0 million for the first six months of 2004 compared to operating income of $4.7 million for the first six months of 2003. The decrease to operating income reflected lower sales prices and increased natural gas costs. Natural gas costs, net of forward pricing gains and losses, were $5.61/MMBtu during the 2004 first half compared to $5.39/MMBtu during the 2003 period.

Other Income – Net

We had other operating losses of $3.6 million in the 2004 first half compared to $2.8 million operating loss in the 2003 first half. The increase to expenses relates primarily to legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, totaled $26.0 million during the first six months of 2004 compared with $27.5 million for the prior year period. The reduction to interest expense included $1.7 million of 2003 interest expense due to the issuance of the new debt and higher 2004 interest income as the result of increased average cash balances.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2004 and 2003 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the first half of 2004 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which we operate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds are to fund our working capital requirements, make payments on our debt and other obligations and fund plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash provided from operations in the first six months of 2004 was $31.5 million, composed of $96.7 million of cash provided from operating activities, net of $65.2 million used to fund working capital needs. Working capital needs primarily consisted of product shipments against $71.9 million in customer prepayments that had been received at year-end.

During the first six months, we funded plant and equipment purchases of $3.4 million primarily for replacement or stay-in-business capital needs. We expect 2004 plant and equipment purchases to approximate $20 million consisting primarily of expenditures for replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $.8 million of plant turnaround costs in the first six months of 2004. We estimate 2004 plant turnaround costs will approximate $30 million.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. There were no revolving credit borrowings and there were $31.0 million in outstanding letters of credit under the facility at June 30, 2004. Our remaining borrowing availability under the facility was approximately $144.0 million. We are required to maintain a minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from our financial statements. For the 12 months ended June 30, 2004, operating cash flows as defined in the credit facility was $203.6 million.

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

Our cash contributions to pension plans are estimated at $17 million in 2004, $15 million in 2005 and $7 million in 2006. Actual contributions could vary from these estimates depending on actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.

Distributions paid to the minority TNCLP common unitholders in the first six months of 2004 and 2003 were $2.3 million. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

Cash balances at June 30, 2004 were $110.9 million, all of which is unrestricted.

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

Our operations are significantly affected by the price of natural gas. We employ derivative commodity instruments related to a portion of our natural gas requirements (primarily futures, swaps and options) for the purpose of managing our exposure to commodity price risk in the purchase of natural gas. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products and methanol. Contracts were in place at June 30, 2004 to cover 22% of our natural gas requirements for the succeeding twelve months (see Note 3). Our future ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

At June 30, 2004, we had no forward positions in any foreign currency.

Our only debt facility with floating rates at June 30, 2004 is borrowings under our bank lines. No borrowings were outstanding at June 30, 2004. There were no interest rate derivatives outstanding at June 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of stockholders was held on May 4, 2004, in New York, New York. At the meeting, a total of 77,394,304 votes were cast by stockholders.

The following directors were elected to hold office until the next Annual Meeting or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

NAME	FOR	WITHHELD
Philip M. Baum	72,907,616	486,688
Michael L. Bennett	72,796,057	598,247
David E. Fisher	72,588,937	805,367
Dod A. Fraser	72,681,576	712,728
Martha O. Hesse	72,681,294	713,010
Ben L. Keisler	72,899,766	494,538
Henry R. Slack	72,816,752	577,552

The stockholders ratified the selection by the Corporation’s Board of Directors of Deloitte & Touche, LLP as independent accountants for the Corporation for 2004. The number of votes cast for such proposal was 72,189,969, the number against was 490,662, and the number of abstentions was 713,673.

ITEM 5. OTHER INFORMATION

As announced in a press release filed earlier today as an exhibit to Form 8-K, Terra Industries Inc. and Mississippi Chemical Corporation have reached an agreement under which Terra Industries will acquire all of the outstanding shares of Mississippi Chemical Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K dated April 29, 2004 furnishing under Item 12 Terra’s first quarter 2004 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: August 9, 2004	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory