Form 10-Q
period 2004-09-30
TERRA INDUSTRIES INC
filed 2004-11-09
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of September 30, 2004, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value                                    77,838,685 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003	September 30, 2003
ASSETS
Cash and short-term investments	$144,592	$87,334	$21,278
Accounts receivable, less allowance for doubtful accounts of $233, $87 and $1,643	127,882	133,480	107,450
Inventories	90,823	90,869	87,599
Other current assets	54,294	43,319	32,835

Total current assets	417,591	355,002	249,162

Property, plant and equipment, net	665,900	707,665	706,610
Deferred plant turnaround costs	25,102	28,103	26,029
Other assets	31,585	34,292	35,194

Total assets	$1,140,178	$1,125,062	$1,016,995

LIABILITIES
Debt due within one year	$161	$153	$152
Accounts payable	73,052	79,563	74,956
Accrued and other liabilities	109,493	142,338	105,329

Total current liabilities	182,706	222,054	180,437

Long-term debt and capital lease obligations	402,081	402,206	402,242
Deferred income taxes	40,102	17,831	27,942
Pension liabilities	63,453	63,453	61,248
Other liabilities	43,858	65,325	47,155
Minority interest	91,446	89,062	84,777

Total liabilities and minority interest	823,646	859,931	803,801

STOCKHOLDERS’ EQUITY
Capital stock
Common Shares, authorized 133,500 shares; outstanding 77,839, 77,563 and 77,505 shares	129,473	128,968	128,920
Paid-in capital	555,616	555,529	555,509
Accumulated other comprehensive loss	(36,335)	(44,596)	(58,964)
Accumulated deficit	(332,222)	(374,770)	(412,271)

Total stockholders’ equity	316,532	265,131	213,194

Total liabilities and stockholders’ equity	$1,140,178	$1,125,062	$1,016,995

See Accompanying Notes to the Condensed Consolidated Financial Statements.	2

TERRA INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Net sales	$376,147	$324,317	$1,152,872	$982,569
Other income, net	520	525	1,592	1,361

Total revenues	376,667	324,842	1,154,464	983,930

COSTS AND EXPENSES
Cost of sales	337,919	308,554	1,032,144	954,659
Selling, general and administrative expense	13,460	10,384	30,064	29,444
Recovery of product claim costs	—	—	(17,903)	—
Impairment of long-lived assets	—	—	—	53,091

	351,379	318,938	1,044,305	1,037,194

Income (loss) from operations	25,288	5,904	110,159	(53,264)
Interest income	774	48	1,763	429
Interest expense	(13,446)	(13,829)	(40,387)	(41,664)
Minority interest	(1,651)	234	(8,150)	12,902

Income (loss) before income taxes	10,965	(7,643)	63,385	(81,597)
Income tax (provision) benefit	(4,512)	3,094	(20,837)	31,615

NET INCOME (LOSS)	$6,453	(4,549)	$42,548	$(49,982)

Basic and diluted income (loss) per share:
Basic	$0.08	$(0.06)	$0.56	$(0.66)
Diluted	0.08	(0.06)	0.55	(0.66)

Basic and diluted weighted average shares outstanding:
Basic	76,164	75,726	75,878	75,602
Diluted	78,210	75,726	77,839	75,602

See Accompanying Notes to the Condensed Consolidated Financial Statements.	3

TERRA INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$42,548	$(49,982)
Adjustments to reconcile net income (loss)
To net cash flows from operating activities:
Impairment of long-lived assets	—	53,091
Depreciation and amortization	75,762	82,041
Deferred income taxes	23,913	(33,806)
Minority interest in earnings (loss)	8,150	(12,902)
Recovery of product claim costs	(12,874)	—
Changes in current assets and liabilities:
Accounts receivable	6,437	(3,874)
Inventories	933	237
Other current assets	(12,795)	(4,660)
Accounts payable	(7,146)	(22,419)
Accrued and other liabilities	(38,691)	(9,120)
Other	(120)	569

Net cash flows from operating activities	86,117	(825)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,136)	(7,074)
Plant turnaround costs	(14,989)	(20,666)
Other	(418)	(1,100)

Net cash flows from investing activities	(23,543)	(28,840)

FINANCING ACTIVITIES
Issuance of long-term debt	—	202,000
Principal payments on long-term debt and capital lease obligations	(117)	(200,107)
Deferred financing costs	—	(8,581)
Proceeds from exercise of stock options	320	—
Distributions to minority interests	(5,766)	(1,153)

Net cash flows from financing activities	(5,563)	(7,841)

Effect of exchange rate changes on cash	247	305

Increase (decrease) to cash and short-term investments	57,258	(37,201)
Cash and short-term investments at beginning of period	87,334	58,479

Cash and short-term investments at end of period	$144,592	$21,278

See Accompanying Notes to the Condensed Consolidated Financial Statements.	4

TERRA INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands)

(unaudited)

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2004	$128,968	$555,529	$(44,596)	$(374,770)	$265,131

Comprehensive income:
Net income	—	—	—	42,548	42,548
Foreign currency translation adjustment	—	—	4,570	—	4,570
Change in fair value of derivatives, net of taxes of $(1,848)	—	—	3,691	—	3,691

Comprehensive income					50,809

Exercise of stock options, net	159	161	—	—	320
Stock incentive plan	346	(74)	—	—	272

Balance at September 30, 2004	$129,473	$555,616	$(36,335)	$(332,222)	$316,532

	Capital Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2003	$128,654	$555,167	$(63,668)	$(362,289)	$257,864
Comprehensive loss:
Net loss	—	—	—	(49,982)	(49,982)
Foreign currency translation adjustment	—	—	18,692	—	18,692
Change in fair value of derivatives, net of taxes of $8,540	—	—	(12,810)	—	(12,810)
Minimum pension liability, net of taxes of $580	—	—	(1,178)	—	(1,178)

Comprehensive loss					(45,278)
Exercise of stock options, net	266	342	—	—	608

Balance at September 30, 2003	$128,920	$555,509	$(58,964)	$(412,271)	$213,194

See Accompanying Notes to the Condensed Consolidated Financial Statements.	5

TERRA INDUSTRIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying unaudited consolidated financial statements and condensed notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “we” and “our”) and the results of operations for the periods presented. Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with our 2003 Annual Report to Stockholders.

Basic earnings (loss) per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent shares.

The following table provides a reconciliation between basis and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per-share amounts)	2004	2003	2004	2003
Net income (loss)	$6,453	$(4,549)	$42,548	$(49,982)

Weighted average shares outstanding	76,164	75,726	75,878	75,602
Dilutive effect of stock options	302	—	193	—
Dilutive effect of restricted shares	1,744	—	1,768	—

Diluted weighted average shares outstanding	78,210	75,726	77,839	75,602

Earnings (loss) per share – basic	$0.08	$(0.06)	$0.56	$(0.66)

Earnings (loss) per share – diluted	$0.08	$(0.06)	$0.55	$(0.66)

Common stock options totaling 0.1 million and 0.9 million shares for the three and nine months ended September 30, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our stock for the respective periods, and the effect of their inclusion would be antidilutive.

Inventories consisted of the following:

(in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Raw materials	$30,274	$22,937	$23,812
Supplies	21,185	26,058	22,287
Finished goods	39,364	41,874	41,500

Total	$90,823	$90,869	$87,599

Revenue is recognized when title and risk of loss passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenues include amounts paid by customers for shipping and handling.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per-share amounts)	2004	2003	2004	2003
Net income (loss), as reported	$6,453	$(75,726)	$42,548	$(49,982)
Add: Stock based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	—

Pro forma net income (loss)	$6,453	$(75,726)	$42,548	$(49,982)

Earnings (loss) per share:
Basic – as reported	$0.08	$(0.06)	$0.56	$(0.66)

Basic – pro forma	0.08	(0.06)	0.56	(0.66)

Diluted – as reported	$0.08	$(0.06)	$0.55	$(0.66)

Diluted – pro forma	0.08	(0.06)	0.55	(0.66)

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

We commenced a review to determine if the Blytheville facility’s carrying value was impaired during the second quarter of 2003. This review led us to conclude that future market conditions would not justify the ongoing investment in maintenance and replacement capital necessary to extend operations for the remainder of the facility’s useful life. Accordingly, a $53.1 million charge was recorded as an “Impairment of long-lived assets”. Although we resumed production in October 2003, we ceased production on May 31, 2004 and prepared the site for permanent closure. We are operating the facility’s storage and distribution assets as a terminal for ammonia produced at our Verdigris facility or obtained from other sources.

2.	Pending Acquisition

On August 9, 2004, we announced a definitive agreement with Mississippi Chemical Corporation (“MCC”) for our purchase of MCC’s outstanding common shares. As a condition to closing, MCC will either sell or otherwise transfer its phosphate business segment. The transaction is expected to close prior to March 2005. The purchase price will include cash and assumed debt estimated at $161 million, issuance of 15.0 million Terra common shares and Terra preferred shares redeemable at our option within 10 months of closing into between 5.25 million and 6.25 million common shares (depending on the market price of Terra common shares at closing). Common and preferred shares issued in connection with the transaction are subject to adjustments for actual working capital and debt balances at closing. The value of the transaction will depend on the market price of Terra common shares at closing. Based on expected purchase price adjustments derived from MCC financial projections and a Terra common share price greater than $6.10 per share, we estimate the preferred shares will be redeemable into 2.4 million common shares. The purchase of MCC is subject to U.S. Bankruptcy Court approval, successful restructuring of MCC’s nitrogen and phosphate businesses, customary regulatory approvals and consent of our revolving credit agreement lenders. A copy of the definitive agreement was filed with our August 9, 2004 Form 8-K filing with the Securities and Exchange Commission (“SEC”) and pro forma financial statements for the transaction was filed with our October 7 and 8, 2004 Form 8-K and 8-K/A SEC filings.

3.	Product Claim Costs and Other Contingencies

Appeals of a Federal court decision ordering our insurer to pay all of our past and future judgments, settlements and other associated costs arising from a 1998 recall of carbonated beverages containing carbon dioxide tainted with benzene were exhausted in our favor during the 2004 first quarter. Consequently, we recorded in the 2004 first nine months recovery of product claim costs totaling $17.9 million representing elimination of remaining reserves established for these claims of $12.9 million and cash payments of $5.0 million by the insurer as final settlement for claims we previously paid.

We are involved in various other legal actions and claims, including environmental matters, arising from the normal course of business. While it is not feasible to predict with certainty the final outcome of these proceedings, management does not believe that these matters will have a material adverse effect on the results of operations, financial position or net cash flows.

4.	Derivative Financial Instruments

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

We have entered into forward pricing positions for a portion of our natural gas requirements for the remainder of 2004, consistent with our policy. As a result of our policies, we have reduced the potential adverse financial impact of natural gas price increases during the forward pricing period, but conversely, if natural gas prices were to fall, we will incur higher costs. Contracts were in place at September 30, 2004 to cover 30% of natural gas requirements for the succeeding twelve months. We also use basis swaps to manage some of the basis risk.

Unrealized gains from forward pricing positions in North America totaled $16.6 million as of September 30, 2004. We also had $1.4 million of realized losses on closed North America contracts relating to future periods that have been deferred to the respective period.

For the period ending September 30, 2004, recording the fair value of natural gas derivatives resulted in a $2.0 million increase to other current assets, a $2.7 million decrease to current liabilities, a $.9 million credit to cost of sales and a $3.7 million decrease, after deferred taxes of $1.8 million to Accumulated Other Comprehensive Loss, which reflected the effective portion of the derivatives designated as cash flow hedges. The increase/decrease to other current assets was to recognize the value of open natural gas contracts and the increase/decrease to other current liabilities was to reclassify deferred gains on closed contracts relating to future periods.

5.	Industry Segment Data

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

The following summarizes operating results by business segment:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2004	2003	2004	2003
Revenues - Nitrogen Products	$326,024	$277,292	$1,006,099	$821,577
- Methanol	50,123	47,025	146,773	160,992
- Other	520	525	1,592	1,361

Total revenues	$376,667	$324,842	$1,154,464	$983,930

Income (loss) from operations
- Nitrogen Products	$25,184	$9,355	$116,614	$(51,757)
- Methanol	638	(1,083)	(2,332)	3,659
- Other- net	(534)	(2,368)	(4,123)	(5,166)

Total income (loss) from operations	$25,288	$5,904	$110,159	$(53,264)

6.	We maintain defined benefit pension plans that cover substantially all salaried and hourly employees. Benefits are based on a pay formula. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. We also have certain non-qualified pension plans covering executives, which are unfunded. We accrue pension costs based upon annual actuarial valuations for each plan and fund these costs in accordance with statutory requirements.

The estimated components of net periodic pension expense follow:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2004	2003	2004	2003
Service cost	$502	$1,024	$1,506	$3,072
Interest cost	3,754	2,733	11,262	8,199
Expected return on plan assets	(3,065)	(2,537)	(9,195)	(7,611)
Amortization of prior service cost	7	19	21	57
Amortization of actuarial loss	1,191	1,022	3,573	3,066
Amortization of net assets	(28)	(77)	(86)	(231)
Termination charge	—	384	—	1,152

Pension Expense	$2,361	$2,568	$7,081	$7,704

Our cash contributions to the defined benefit pension plans for the quarter ended September 30, 2004 and 2003 were $3.3 million and $2.7 million, respectively. Year-to-date contributions were $9.2 million and $9.0 million, respectively.

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three month periods ending September 30, 2004 and 2003 totaled $.8 million and $0 million, respectively. Contributions were $2.4 million and $.7 million for the nine months ended September 30, 2004 and 2003, respectively

We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FSAB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 106-2 to provide guidance on accounting for the effects of the “Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)”, to the employers that sponsor post retirement health care plans which provide prescription drug benefits. This FSP supercedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The standard was effective during the quarter ending September 30, 2004 and did not have a significant effect on our financial statements.

7.	Guarantor Subsidiaries

Condensed consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for September 30, 2004, December 31 and September 30, 2003. Condensed statements of operations for the three and nine months ended September 30, 2004 and 2003 and condensed statement of cash flow for the nine month period ended September 30, 2004 and 2003 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma, Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position as of September 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$142,806	$807	$979	$—	$144,592
Accounts receivable, net	—	7,515	39,892	80,475	—	127,882
Inventories	—	—	27,688	63,135	—	90,823
Other current assets	10,339	18,324	9,503	16,128	—	54,294

Total current assets	10,339	168,645	77,890	160,717	—	417,591

Property, plant and equipment, net	—	—	313,812	353,463	(1,375)	665,900
Investments in and advanced to (from) affiliates	430,268	398,135	698,258	149,855	(1,676,516)	—
Other assets and deferred plant turnaround costs	(460)	15,506	16,539	24,227	875	56,687

Total assets	$440,147	$582,286	$1,106,499	$688,262	$(1,677,016)	$1,140,178

Liabilities
Debt due within one year	$—	$—	$100	$61	$—	$161
Accounts payable	18	—	21,784	51,250	—	73,052
Accrued and other liabilities	(19,098)	30,541	36,999	61,051	—	109,493

Total current liabilities	(19,080)	30,541	58,883	112,362	—	182,706

Long-term debt and capital lease obligations	—	402,000	53	28	—	402,081
Deferred income taxes	52,928	—	—	(12,826)	—	40,102
Pension and other liabilities	89,767	(5,871)	19,435	3,982	(2)	107,311
Minority interest	—	17,887	73,559	—	—	91,446

Total liabilities	123,615	444,557	151,930	103,546	(2)	823,646

Stockholders’ Equity
Common stock	129,473	—	72	49,709	(49,781)	129,473
Paid-in capital	555,616	150,218	1,190,790	666,677	(2,007,685)	555,616
Accumulated other comprehensive income (loss)	(36,335)	(36,335)	—	21,098	15,237	(36,335)
Retained earnings (deficit)	(332,222)	23,846	(236,293)	(152,768)	365,215	(332,222)

Total stockholders’ equity	316,532	137,729	954,569	584,716	(1,677,014)	316,532

Total liabilities and stockholders equity	$440,147	$582,286	$1,106,499	$688,262	$(1,677,016)	$1,140,178

Condensed Consolidating Statement of Operations for the three months ended September 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$131,110	$243,498	$1,539	$376,147
Other income, net	—	—	1,930	129	(1,539)	520

	—	—	133,040	243,627	—	376,667

Cost and Expenses
Cost of sales	—	—	122,771	216,985	(1,837)	337,919
Selling, general and administrative expenses	(138)	(502)	9,855	2,807	1,438	13,460
Equity in the (earnings) loss of subsidiaries	(6,067)	(18,119)	—	—	24,186	—

	(6,205)	(18,621)	132,626	219,792	23,787	351,379

Income from operations	6,205	18,621	414	23,835	(23,787)	25,288
Interest income	—	434	1,083	482	(1,225)	774
Interest expense	(772)	(12,665)	(7)	(1,283)	1,281	(13,446)
Minority interest	—	(323)	(1,328)	—	—	(1,651)

Income before income taxes	5,433	6,067	162	23,034	(23,731)	10,965
Income tax provision	1,020	—	—	(5,532)	—	(4,512)

Net Income	$6,453	$6,067	$162	$17,502	$(23,731)	$6,453

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$408,118	$739,145	$5,609	$1,152,872
Other income, net	—	—	6,779	422	(5,609)	1,592

	—	—	414,897	739,567	—	1,154,464

Cost and Expenses
Cost of sales	—	—	388,031	646,113	(2,000)	1,032,144
Selling, general and administrative expenses	1,693	(1,907)	20,510	7,974	1,794	30,064
Recovery of product claims costs	—	—	—	(17,903)	—	(17,903)
Equity in the (earnings) loss of subsidiaries	(47,816)	(84,477)	(861)	—	133,154	—

	(46,123)	(86,384)	407,680	636,184	132,948	1,044,305

Income from operations	46,123	86,384	7,217	103,383	(132,948)	110,159
Interest income	—	1,074	3,052	1,070	(3,433)	1,763
Interest expense	(2,311)	(38,048)	(23)	(3,526)	3,521	(40,387)
Minority interest	—	(1,594)	(6,556)	—	—	(8,150)

Income before income taxes	43,812	47,816	3,690	100,927	(132,860)	63,385
Income tax provision	(1,264)	—	—	(19,573)	—	(20,837)

Net Income	$42,548	$47,816	$3,690	$81,354	$(132,860)	$42,548

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$42,548	$47,816	$3,690	$81,354	$(132,860)	$42,548
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	3,144	35,158	37,460	—	75,762
Deferred income taxes	22,649	—	—	(378)	1,642	23,913
Minority interest in earnings	—	1,594	6,556	—	—	8,150
Recovery of product claim costs	—	—	—	(12,874)	—	(12,874)
Equity in earnings (loss) of subsidiaries	47,816	84,477	861	—	(133,154)	—
Change in operating assets and liabilities	(23,398)	(18,679)	8,876	(23,901)	5,840	(51,262)
Other	—	—	(1)	12,874	(12,993)	(120)

Net Cash Flows from Operating Activities	89,615	118,352	55,140	94,535	(271,525)	86,117

Investing Activities
Purchase of property, plant and equipment	—	—	(1,653)	(6,483)	—	(8,136)
Plant turnaround costs	—	—	(11,725)	(3,264)	—	(14,989)
Other	(189)	(3)	(7,296)	52	7,018	(418)

Net Cash Flows from Investing Activities	(189)	(3)	(20,674)	(9,695)	(7,018)	(23,543)

Financing Activities
Principal payments on long-term debt and capital lease obligations	—	—	(72)	(45)	—	(117)
Change in investments and advances from (to) affiliates	(89,749)	(49,049)	(34,685)	(90,780)	264,260	—
Proceeds from exercise of stock options	320	—	—	—	—	320
Distributions to minority interests	—	(1,125)	(4,641)	—	—	(5,766)

Net Cash Flows from Financing Activities	(89,426)	(50,174)	(39,398)	(90,825)	264,260	(5,563)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	247	247

Increase (decrease) in Cash and Short-term Investments	—	68,175	(4,932)	(5,985)	—	57,258

Cash and Short-term Investments at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Short-term Investments at End of Year	$—	$142,806	$807	$979	$—	$144,592

Condensed Consolidating Statement of Financial Position as of December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$74,631	$5,739	$6,964	$—	$87,334
Accounts receivable	—	—	49,642	83,838	—	133,480
Inventories	—	—	26,337	64,532	—	90,869
Other current assets	7,541	6,267	16,836	12,221	454	43,319

Total current assets	7,541	80,898	98,554	167,555	454	355,002

Property, plant and equipment, net	—	—	343,379	366,321	(2,035)	707,665
Investment in and advanced to (from) affiliates	380,076	425,301	688,379	82,676	(1,576,432)	—
Other assets and deferred plant turnaround costs	—	18,650	10,037	34,126	(418)	62,395

Total Assets	$387,617	$524,849	$1,140,349	$650,678	$(1,578,431)	$1,125,062

Liabilities
Debt due within one year	$—	$—	$95	$58	$—	$153
Accounts payable	669	—	29,426	49,468	—	79,563
Accrued and other liabilities	851	27,456	41,213	72,818	—	142,338

Total current liabilities	1,520	27,456	70,734	122,344	—	222,054

Long-term debt and capital lease obligations	—	402,000	130	76	—	402,206
Deferred income taxes	30,279	—	—	(12,448)	—	17,831
Pension and other liabilities	90,687	(3,680)	23,019	18,750	2	128,778
Minority interest	—	17,421	71,641	—	—	89,062

Total liabilities and minority interest	122,486	443,197	165,524	128,722	2	859,931

Stockholders’ Equity
Common stock	128,968	—	72	49,709	(49,781)	128,968
Paid in capital	555,529	150,218	1,249,601	725,546	(2,125,365)	555,529
Accumulated other comprehensive income (loss)	(44,596)	(44,596)	—	16,090	28,506	(44,596)
Retained earnings (deficit)	(374,770)	(23,970)	(274,848)	(269,389)	568,207	(374,770)

Total stockholders’ equity	265,131	81,652	974,825	521,956	(1,578,433)	265,131

Total liabilities and stockholders’ equity	$387,617	$524,849	$1,140,349	$650,678	$(1,578,431)	$1,125,062

Condensed Consolidating Statement of Financial Position as of September 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$18,566	$1,801	$911	$—	$21,278
Accounts receivable, net	—	15	36,282	71,153	—	107,450
Inventories	—	—	29,692	57,907	—	87,599
Other current assets	(565)	15,473	7,800	10,127	—	32,835

Total current assets	(565)	34,054	75,575	140,098	—	249,162

Property, plant and equipment, net	—	—	353,828	356,019	(3,237)	706,610
Investments in and advanced to (from) affiliates	345,261	523,901	710,592	31,917	(1,611,671)	—
Other assets and deferred plant turnaround costs	48	19,698	11,250	29,487	740	61,223

Total assets	$344,744	$577,653	$1,151,245	$557,521	$(1,614,168)	$1,016,995

Liabilities
Debt due within one year	$—	$—	$94	$58	$—	$152
Accounts payable	31	25	30,887	44,013	—	74,956
Accrued and other liabilities	25,126	19,883	30,266	30,054	—	105,329

Total current liabilities	25,157	19,908	61,247	74,125	—	180,437

Long-term debt and capital lease obligations	—	402,000	153	89	—	402,242
Deferred income taxes	28,579	19,422	—	(20,059)	—	27,942
Pension and other liabilities	77,814	11,036	2,652	16,901	—	108,403
Minority interest	—	16,582	68,195	—	—	84,777

Total liabilities	$131,550	$468,948	$132,247	$71,056	$—	$803,801

Stockholders’ Equity
Common stock	128,920	—	73	49,709	(49,782)	128,920
Paid in capital	555,509	150,218	1,249,601	725,545	(2,125,364)	555,509
Accumulated other comprehensive loss	(58,964)	(23,250)	—	(14,500)	37,750	(58,964)
Retained earnings (deficit)	(412,271)	(18,263)	(230,676)	(274,289)	523,228	(412,271)

Total stockholders’ equity	213,194	108,705	1,018,998	486,465	(1,614,168)	213,194

Total liabilities and stockholders equity	$344,744	$577,653	$1,151,245	$557,521	$(1,614,168)	$1,016,995

Condensed Consolidating Statement of Operations for the three months ended September 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$127,838	$195,915	$564	$324,317
Other income, net	—	—	653	436	(564)	525

	—	—	128,491	196,351	—	324,842

Cost and Expenses
Cost of sales	—	—	127,421	182,194	(1,061)	308,554
Selling, general and administrative expenses	1,747	(253)	6,306	2,328	256	10,384
Equity in the (earnings) loss of subsidiaries	8,705	(3,182)	66,655	(226)	(71,952)	—

	10,452	(3,435)	200,382	184,296	(72,757)	318,938

Income (loss) from operations	(10,452)	3,435	(71,891)	12,055	72,757	5,904
Interest income	—	816	990	28	(1,786)	48
Interest expense	(817)	(13,002)	(10)	(1,787)	1,787	(13,829)
Minority interest	—	46	188	—	—	234

Income (loss) from operations	(11,269)	(8,705)	(70,723)	10,296	72,758	(7,643)
Income tax (provision) benefit	6,720	—	—	(3,626)	—	3,094

Net income (loss)	$(4,549)	$(8,705)	$(70,723)	$6,670	$72,758	$(4,549)

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$387,621	$592,886	$2,062	$982,569
Other income, net	—	—	2,726	697	(2,062)	1,361

	—	—	390,347	593,583	—	983,930

Cost and Expenses
Cost of sales	—	—	387,460	570,515	(3,316)	954,659
Selling, general and administrative expenses	3,735	(1,000)	18,391	7,334	984	29,444
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Equity in the (earnings) loss of subsidiaries	72,490	49,067	84,586	(481)	(205,662)	—

	76,225	48,067	502,873	618,023	(207,994)	1,037,194

Income (loss) from operations	(76,225)	(48,067)	(112,526)	(24,440)	207,994	(53,264)
Interest income	47	2,539	2,995	118	(5,270)	429
Interest expense	(12,139)	(29,486)	(31)	(5,237)	5,265	(41,664)
Minority interest	—	2,524	10,378	—	—	12,902

Income (loss) from operations	(88,317)	(72,490)	(99,184)	(29,595)	207,989	(81,597)
Income tax (provision) benefit	38,335	—	—	(6,720)	—	31,615

Net income (loss)	$(49,982)	$(72,490)	$(99,184)	$(36,315)	$207,989	$(49,982)

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(49,982)	$(72,490)	$(99,184)	$(36,315)	$207,989	$(49,982)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Depreciation and amortization	—	2,768	38,184	41,089	—	82,041
Deferred income taxes	(41,575)	—	—	(3,231)	11,000	(33,806)
Minority interest in losses	—	(2,524)	(10,378)	—	—	(12,902)
Equity in earnings (loss) of subsidiaries	(72,490)	(49,067)	(84,586)	481	205,662	—
Change in operating assets and liabilities	11,409	(3,947)	(96,993)	(4,934)	54,629	(39,836)
Other	—	—	—	—	469	569

Net Cash Flows from Operating Activities	(152,638)	(125,260)	(240,521)	37,745	479,849	(825)

Investing Activities
Purchase of property, plant and equipment	—	—	(2,491)	(4,583)	—	(7,074)
Plant turnaround costs	—	—	(6,148)	(14,518)	—	(20,666)
Other	—	—	—	—	(1,100)	(1,100)

Net Cash Flows from Investing Activities	—	—	(8,639)	(19,101)	(1,100)	(28,840)

Financing Activities
Issuance of long-term debt	—	202,000	—	—	—	202,000
Principal payments on long-term debt and capital lease obligations	(200,000)	—	(66)	(41)	—	(200,107)
Change in investments and advances from (to) affiliates	353,164	(64,756)	238,298	(113,591)	(413,115)	—
Deferred financing costs	—	(8,581)	—	—	—	(8,581)
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)
Other	(527)	—	13,657	(13,281)	151	—

Net Cash Flows from Financing Activities	152,637	128,438	250,961	(126,913)	(412,964)	(7,841)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	305	305

Increase (decrease) in Cash and Short-term Investments	(1)	3,178	1,801	(108,269)	66,090	(37,201)

Cash and Short-term Investments at Beginning of Year	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments at End of Year	$—	$18,566	$1,801	$911	$—	$21,278

8.	Subsequent Events

On October 15, 2004, we issued $100 million of Series A cumulative convertible perpetual preferred shares. Proceeds will be used to redeem up to $70.7 million of our 11.5% Second Priority Senior Secured notes due 2010 for $78.8 million, including redemption premiums, and other general corporate purposes. We also granted the initial purchasers of the preferred shares a thirty-day option to purchase up to an additional $20 million of the Series A shares. On November 5, 2004 the initial purchasers exercised their option to purchase $20 million of the Series A cumulative convertible perpetual preferred shares. The sale of the preferred shares is expected to close on November 10, 2004. Proceeds from this sale will be used for general corporate purposes. These preferred shares have an annual dividend rate of 4.25% and are convertible into common shares at an initial conversion price of $9.96 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events. Dividends are payable, at our option, in cash or common shares. The Series A preferred shares are non-redeemable. However, on or after October 15, 2009 we may, at our option, cause the Series A preferred shares to be automatically converted into that number of our common shares that are issuable at the then prevailing conversion rate if our common share price is greater than 140% of the equivalent conversion price for a specified period. At our option, the Series A preferred shares are exchangeable into subordinated debentures which would be due 30 years from the exchange date, bear interest at the dividend rate and have substantially identical conversion features as the preferred shares. Under the terms of the Series A preferred shares, the holders of the Series A preferred shares may require us to purchase all or part of the shares held by them upon a “Fundamental Change” (as defined in the Articles Supplementary for the Series A Preferred Shares) for an amount equal to 100% of the liquidation preference of the Series A preferred shares to be repurchased, plus accrued and unpaid dividends, if any. As a result of the repurchase obligation in the event of a Fundamental Change, the Series A Preferred Shares will be classified separately from Stockholders’ Equity in our statement of financial position.

On October 15, 2004, we notified the trustee of our 11.5% Second Priority Senior Secured notes due 2010 of our irrevocable election to redeem $70.7 million of the notes for $78.8 million, including redemption premiums, on November 15, 2004.

On November 1, 2004, we received notification from Methanex Corporation, under the terms of our agreement, to cease production at our Beaumont, Texas methanol manufacturing facility on December 1, 2004. We sold to Methanex our sales contracts and rights to the full output of the Beaumont plant for five years ending December 31, 2008, for a received lump-sum payment of $25 million and a share of cash gross profits generated from Beaumont sales. The agreement gave Methanex the right to cease production at the Beaumont facility. We plan to mothball the plant for an indefinite period. We will spend up to $5.0 million to mothball the plant and for employee separation payments.

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

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since we compete with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ending December 31, 2003 did not allow us and other North American producers to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production that have contributed to higher nitrogen product prices through reductions to global supplies. Our United Kingdom operations have benefited from higher nitrogen product prices, but, until recently, have generally incurred natural gas costs lower than those in North America.

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

We also produce methanol in the U.S. Like nitrogen products, methanol is a commodity chemical manufactured from natural gas. Consequently, natural gas costs and the supply/demand balance for methanol significantly affect methanol earnings and cash flows. A significant portion of U.S. methanol demand is satisfied by imports from regions with natural gas costs lower than those available to U.S. producers. Industry analysts have identified approximately 7.0 million metric tonnes of new methanol capacity (20% of current global demand) that should start up from 2004 through 2006 in regions with low natural gas costs. U.S. methanol demand has declined over the past year and is expected to continue to decline due to reduced U.S. consumption of MTBE, a gasoline oxygenate and octane enhancer that uses methanol as a feedstock.

In December 2003, we entered into contracts with the Methanex Corporation (“Methanex”) assigning it our sales contracts and providing it exclusive rights to all methanol production at the Beaumont facility for five years as more fully described in Items 1 and 2 “Business and Properties” most recent Form 10-K filing with the SEC. On November 1, 2004, we received notification from Methanex Corporation, under the terms of our agreement, to cease production at our Beaumont, Texas methanol manufacturing facility on December 1, 2004. We will spend up to $5.0 million to mothball the plant and for employee separation payments.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED WITH

QUARTER ENDED SEPTEMBER 30, 2003

Consolidated Results

We reported net income of $6.5 million for the 2004 third quarter compared with a 2003 loss of $4.5 million. The increase in 2004 net income was primarily related to higher margins on nitrogen product sales.

We classify our operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from our ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and income (loss) from operations by segment for the three-month period ended September 30, 2004 and 2003 follow:

(in thousands)	2004	2003
REVENUES:
Nitrogen Products	$326,024	$277,292
Methanol	50,123	47,025
Other	520	525

	$376,667	$324,842

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$25,184	$9,355
Methanol	638	(1,083)
Other - net	(534)	(2,368)

	$25,288	$5,904

Nitrogen Products

Volumes and prices for the three-month periods ended September 30, 2004 and 2003 follow:

VOLUMES AND PRICES

	2004		2003
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	324	$266	334	$219
Nitrogen solutions	897	128	994	98
Urea	38	218	73	180
Ammonium nitrate	342	168	269	141

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $48.7 million to $326.0 million in the 2004 third quarter compared with $277.3 million in the 2003 third quarter primarily as a result of higher sales prices. Sales prices were higher as the result of increased demand and lower supplies caused by curtailments to North American production in response to high natural gas costs. Sales volumes of nitrogen solutions declined in 2004 from the prior year due mainly to lower inventory quantities at the beginning of the third quarter. Declines to ammonia and urea sales volumes reflect the closure of our Blytheville plant at the end to the 2004 second quarter. The increase to ammonium nitrate reflects increased demand by our U.K. customer base.

The nitrogen products segment had operating income of $25.2 million for the 2004 third quarter compared with operating income of $9.4 million for the 2003 period. As compared to the last year’s third quarter, higher selling prices contributed almost $53.0 million to 2004 gross profits. Third quarter natural gas costs increased about $33.6 million from the 2003 period. Administrative expenses during the 2004 third quarter were $3.0 million higher than the prior year due to increased reserves for earnings-related employee incentive payments. Natural gas unit costs, net of forward pricing gains and losses, were $5.44/MMBtu during the 2004 third quarter compared to $4.51/MMBtu during the same 2003 period. As a result of forward price contracts, second quarter 2004 natural gas costs for the nitrogen products segment were $4.2 million higher than spot prices.

Methanol

For the three months ended September 30, 2004 and 2003 the Methanol segment had revenues of $50.1 million and $47.0 million, respectively. Sales volumes were essentially unchanged from prior year levels and selling prices increased from $.69/gallon in 2003 to $.72/gallon in 2004.

The methanol segment had operating income of $.6 million for the 2004 third quarter compared to an operating loss of $1.1 million for the 2003 second quarter. The increase to operating income reflected higher sales prices that were partly offset by increased natural gas costs. Natural gas costs, net of forward pricing gains and losses, were $5.69/MMBtu during the 2004 third quarter compared to $5.06/MMBtu during the 2003 period.

On November 1, 2004, we received notification from Methanex Corporation, under the terms of our agreement, to cease production at our Beaumont, Texas methanol manufacturing facility on December 1, 2004. We sold to Methanex our sales contracts and rights to the full output of the Beaumont plant for five years ending December 31, 2008, for a received lump-sum payment of $25 million and a share of cash gross profits generated from Beaumont sales. The agreement gave Methanex the right to cease production at the Beaumont facility. We plan to mothball the plant for an indefinite period. We will spend up to $5.0 million to mothball the plant and for employee separation payments.

Other – Net

We had other operating losses of $.5 million in the 2004 third quarter compared to $2.4 million operating loss in the 2003 second quarter. The reduction to expenses relates primarily to higher 2003 legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense – Net

Interest expense, net of interest income, declined to $12.7 million during the 2004 third quarter from with $13.8 million for the prior year period due to higher cash balances and lower borrowings under our bank credit lines

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2004 and 2003 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the third quarter 2004 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which we operate.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH

NINE MONTHS ENDED SEPTEMBER 30, 2003

Consolidated Results

We reported net income of $42.5 million for the first nine months ending September 30, 2004 compared with a net loss of $50.0 million for the same period in 2003. The 2003 net loss included a $27 million loss for impairment of long-term assets (representing a $53.1 million charge to operating income, less $9.9 million allocated to minority interest and $16.2 million of income tax benefit). The remaining increase in 2004 income was primarily related to higher margins on nitrogen product sales and recovery of product claim costs.

Total revenues and operating income (loss) from operations by segment for the nine-month period ended September 1, 2004 and 2003 follow:

(in thousands)	2004	2003
REVENUES:
Nitrogen Products	$1,006,099	$821,577
Methanol	146,773	160,992
Other	1,592	1,361

	$1,154,464	$659,088

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$116,614	$1,334
Impairment of long-lived assets (nitrogen products)	—	(53,091)
Methanol	(2,332)	3,659
Other - net	(4,123)	(5,166)

	$110,159	$(53,264)

Nitrogen Products

Volumes and prices for the nine-month periods ended September 30, 2004 and 2003 follow:

VOLUMES AND PRICES

	2004		2003
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	1,077	$262	1,012	$224
Nitrogen solutions	2,868	123	2,843	97
Urea	327	191	397	170
Ammonium nitrate	766	176	686	135

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $184.4 million to $1,006.1 million in the 2004 first nine months compared with $821.6 million in the 2003 first nine months primarily as a result of higher sales prices. Sales prices were higher as the result of increased demand and lower supplies caused by curtailments to North American production in response to high natural gas costs. The increased sales volumes reflect higher operating rates during 2004 compared to 2003 when certain of our plants were curtailed in response to high natural gas costs.

Excluding 2003 charges for impairment of long-term assets, the nitrogen products segment had operating income of $116.6 million for the first nine months of 2004 compared with an operating loss of $51.8 million for the 2003 first nine months. The 2003 operating loss included a $53.1 million impairment of long-lived assets charge. As compared to the 2003 first nine months, higher selling prices contributed almost $154.9 million to 2004 gross profits. In addition, recovery of product claim costs contributed $17.9 million to 2004 first nine months operating income. First nine months natural gas costs increased about $58.9 million from the same period of 2003. Natural gas unit costs, net of forward pricing gains and losses, were $5.30/MMBtu during the 2004 first nine months compared to $4.71/MMBtu during the same 2003 period. As a result of forward price contracts, first nine months 2004 natural gas costs for the nitrogen products segment were $8.4 million lower than spot prices.

Impairment of Long-lived Assets

During the 2004 second quarter, due to expectations that our Blytheville facility would not cover its future cash costs and required capital improvements because of continuing competition from urea imports from regions with much lower gas costs, we decided to permanently close the facility following the 2004 planting season. In response to this action and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a $53.1 million charge was recorded during the 2003 second quarter. On May 26, 2004 the Blytheville production facility was permanently shutdown.

Methanol

For the nine months ended September 30, 2004 and 2003 the Methanol segment had revenues of $146.8 million and $161.0 million, respectively. Sales volumes declined 5% from prior year levels and selling prices declined from $.74/gallon in 2003 to $.69/gallon in 2004. Sales volumes declined in 2004 as we discontinued selling product purchased from other manufacturers and prices declined in response to increased industry supplies.

The methanol segment had an operating loss of $2.3 million for the first nine months of 2004 compared to operating income of $3.7 million for the first nine months of 2003. The decrease to operating income reflected lower sales prices and increased natural gas costs. Natural gas costs, net of forward pricing gains and losses, were $5.64/MMBtu during the 2004 first nine months compared to $5.27/MMBtu during the 2003 period.

On November 1, 2004, we received notification from Methanex Corporation, under the terms of our agreement, to cease production at our Beaumont, Texas methanol manufacturing facility on December 1, 2004. We sold to Methanex our sales contracts and rights to the full output of the Beaumont plant for five years ending December 31, 2008, for a received lump-sum payment of $25 million and a share of cash gross profits generated from Beaumont sales. The agreement gave Methanex the right to cease production at the Beaumont facility. We plan to mothball the plant for an indefinite period. We will spend up to $5.0 million to mothball the plant and for employee separation payments.

Other– Net

We had other operating losses of $4.1 million in the 2004 first nine months compared to $5.2 million operating loss in the 2003 period. The decline to expenses relates primarily to higher 2003 legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, totaled $38.6 million during the first nine months of 2004 compared with $41.2 million for the prior year period. The reduction to interest expense included $1.7 million of 2003 interest expense due to the issuance of the new debt and higher 2004 interest income as the result of increased average cash balances.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2004 and 2003 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the first nine months of 2004 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which we operate.

PENDING ACQUISITION

On August 9, 2004, we announced a definitive agreement with Mississippi Chemical Corporation (“MCC”) for our purchase of MCC’s outstanding common shares. As a condition to closing, MCC will either sell or otherwise transfer its phosphate business segment. The transaction is expected to close prior to March 2005. The purchase price will include cash and assumed debt estimated at $161 million, issuance of 15.0 million Terra common shares and Terra preferred shares redeemable at our option within 10 months of closing into between 5.25 million and 6.25 million common shares (depending on the market price of Terra common shares at closing). Common and preferred shares issued in connection with the transaction are subject to adjustments for actual working capital and debt balances at closing. The value of the transaction will depend on the market price of Terra common shares at closing. Based on expected purchase price adjustments derived from MCC financial projections and a Terra common share price greater than $6.10 per share, we estimate the preferred shares to be redeemable into 2.4 million common shares. The purchase of MCC is subject to U.S. Bankruptcy Court approval, successful restructuring of MCC’s nitrogen and phosphate businesses, customary regulatory approvals and consent of our revolving credit agreement lenders. A copy of the definitive agreement was filed with our August 9, 2004 Form 8-K filing with the SEC and pro forma financial statements for the transaction was filed with our October 7 and 8, 2004 Form 8-K and 8-K/A SEC filings.

POTENTIAL CHANGE OF CONTROL

Anglo American plc, through its wholly-owned subsidiaries, owns 32.2% of Terra Industries’ outstanding shares. Anglo American has made public its intention to dispose of its interest in Terra Industries with the timing based on market and other conditions. Our proposed issuance of common stock to acquire MCC, our $100 million issuance of convertible perpetual preferred stock on October 15, 2004 and the sale of 12.5 million common shares by Anglo American plc on August 8, 2004 puts us in a position where we are approaching certain “change of control” thresholds (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) for purposes of utilizing tax benefits from net operating loss carryforwards and certain other tax attributes available to us. If we exceed the change of control thresholds, our annual ability to use those benefits will generally be limited to a percentage (determined for the month in which the change of control occurs and is currently 4.72%) of our outstanding shares market value at the change of control date. Consequently, in the event of a change of control, realization of tax benefits from our operating loss carryforwards could be delayed by these limitations or could possibly be lost due to expiration of our carryforward periods beginning in 2018. Assuming that we exceed the change of control thresholds following the MCC acquisition and the market price for our common stock is $7.50 per share, the annual limitation on utilization of net operating loss carryforwards would approximate $38 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $144.6 million at September 30, 2004 of which an estimated $40 million to $50 million will be required to fund the cash portion of the MCC purchase price. Our other primary uses of funds are to fund our working capital requirements, make payments on our debt and other obligations and fund plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash provided from operations in the first nine months of 2004 was $86.1 million, composed of $98.9 million of cash provided from operating activities, net of $12.8 million used to fund working capital needs. Working capital needs primarily consisted of seasonal reductions to customer prepayments since year-end.

During the first nine months, we funded plant and equipment purchases of $8.1 million primarily for replacement or stay-in-business capital needs. We expect 2004 plant and equipment purchases to approximate $20 million consisting primarily of expenditures for replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $15.0 million of plant turnaround costs in the first nine months of 2004. We estimate 2004 plant turnaround costs will approximate $30 million.

On October 15, 2004, we issued $100 million of Series A cumulative convertible perpetual preferred shares. Proceeds will be used to redeem up to $70.7 million of our 11.5% Second Priority Senior Secured notes due 2010 for $78.8 million, including redemption premiums, and other general corporate purposes. We also granted the initial purchasers of the preferred shares a thirty-day option to purchase up to an additional $20 million of the Series A shares. On November 5, 2004 the initial purchasers exercised their option to purchase $20 million of the Series A cumulative convertible perpetual preferred shares. The sale of the preferred shares is expected to close on November 10, 2004. Proceeds from this sale will be used for general corporate purposes. These preferred shares have an annual dividend rate of 4.25% and are convertible into common shares at an initial conversion price of $9.96 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events. Dividends are payable, at our option, in cash or common shares. The Series A preferred shares are non-redeemable. However, on or after October 15, 2009 we may, at our option, cause the Series A preferred shares to be automatically converted into that number of our common shares that are issuable at the then prevailing conversion rate if our common share price is greater than 140% of the equivalent conversion price for a specified period. At our option, the Series A preferred shares are exchangeable into subordinated debentures which would be due 30 years from the exchange date, bear interest at the dividend rate and have substantially identical conversion features as the preferred shares. Under the terms of the Series A preferred shares, the holders of the Series A preferred shares may require us to purchase all or part of the shares held by them upon a “Fundamental Change” (as defined in the Articles Supplementary for the Series A Preferred Shares) for an amount equal to 100% of the liquidation preference of the Series A preferred shares to be repurchased, plus accrued and unpaid dividends, if any. As a result of the repurchase obligation in the event of a Fundamental Change, the Series A Preferred Shares will be classified separately from Stockholders’ Equity in our statement of financial position.

We have a $175 million revolving credit facility that expires in June 2005. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. There were no revolving credit borrowings and there were $30.6 million in outstanding letters of credit under the facility at September 30, 2004. Our remaining borrowing availability under the facility was approximately $144.4 million. We are required to maintain a minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters. The amount of operating cash flows to measure credit facility compliance is different than amounts that can be derived from our financial statements. For the 12 months ended September 30, 2004, operating cash flows as defined in the credit facility was $215.4 million.

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

On November 1, 2004, we received notification from Methanex Corporation, under the terms of our agreement, to cease production at our Beaumont, Texas methanol manufacturing facility on December 1, 2004. We sold our sales contracts and rights to the full output of the Beaumont plant for five years ending December 31, 2008, to Methanex for a received lump-sum payment of $25 million and a share of cash gross profits generated from Beaumont sales. The agreement gave Methanex the right to cease production at the Beaumont facility. We plan to mothball the plant for an indefinite period. We will spend up to $5.0 million to mothball the plant and for employee separation payments.

Our cash contributions to pension plans are estimated at $19 million in 2004, $13 million in 2005 and $7 million in 2006. Actual contributions could vary from these estimates depending on actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.

Distributions paid to the minority TNCLP common unitholders in the first nine months of 2004 and 2003 were $5.8 million. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

Cash and short-term investment balances at September 30, 2004 were $144.6 million, all of which is unrestricted.

ITEM 4. CONTROLS AND PROCEDURES

In response to recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes Oxley Act of 2002, we continue to devote significant resources and time to comply with these new requirements. In particular, we are currently undertaking a full analysis and documentation of the Company’s internal control over financial reporting. Our testing and analysis is continuing and will be completed in connection with our evaluation of our internal control over financial reporting as of the end of the current fiscal year. This additional testing may identify deficiencies in our internal control over financial reporting and we may conclude that the identified deficiencies rise to the level of significant deficiencies or material weaknesses in internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit 3.1	Terra Industries Inc. Articles Supplementary filed with the State of Maryland on October 14, 2004

Exhibit 10.1	Purchase Agreement dated October 7, 2004 among Terra Industries Inc., Citigroup Global Markets Inc. and Lazard Frères & Co. LLC

Exhibit 10.2	Registration Rights Agreement dated October 7, 2004 among Terra Industries Inc., Citigroup Global Markets Inc. and Lazard Frères & Co. LLC

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: November 8, 2004	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial
Officer and a duly authorized signatory