Form 10-K
period 2004-12-31
TERRA INDUSTRIES INC
filed 2005-03-15
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number: 1-8520

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

The aggregate market value of the voting and non-voting common shares held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common shares, as of the last business day of the registrant’s most recently completed second fiscal quarter was $218,011,931.28.

The number of shares of Common Shares, without par value, outstanding as of March 1, 2005 was 92,984,216.

Documents Incorporated by Reference

Certain portions of the proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 3, 2005 are incorporated herein by reference into Part III hereof.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Terra Industries Inc., a Maryland corporation, is referred to as “Terra,” “we” or “our” throughout this report. References to Terra also include the direct and indirect subsidiaries of Terra Industries Inc. where required by the context, including the recently acquired Mississippi Chemical Corporation. Subsidiaries not wholly-owned by Terra include a limited partnership, Terra Nitrogen Company, L.P., (“TNCLP”), which, through its subsidiary, Terra Nitrogen, Limited Partnership, operates Terra’s manufacturing facility in Verdigris, Oklahoma. Terra is the sole general partner and the majority limited partner in TNCLP. Terra’s principal corporate office is located at Terra Centre, 600 Fourth Street, P.O. Box 6000, Sioux City, Iowa 51102-6000 and its telephone number is (712) 277-1340.

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

MCC Acquisition

On December 21, 2004, Terra completed its acquisition of Mississippi Chemical Corporation (“MCC”), which we refer to herein as the “MCC Acquisition.” Through MCC, we acquired nitrogen products manufacturing facilities at Donaldsonville, Louisiana and Yazoo City, Mississippi; a 50% equity interest in Point Lisas Nitrogen Limited, a 50/50 ammonia production joint venture with KNC Trinidad Limited; FMCL Limited Liability Company, a 50/50 ammonia shipping joint venture with KNC Trinidad Limited; and Houston Ammonia Terminal, L.P., a 50/50 ammonia storage joint venture with Potash Corporation of Saskatchewan. Simultaneously with the MCC Acquisition, MCC emerged from bankruptcy proceedings administered under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to MCC’s second amended and restated Plan of Reorganization, and prior to the consummation of the MCC Acquisition, MCC’s phosphate business was separated and transferred to certain creditors. Unless the context requires otherwise, statements in Items 1 and 2 of this report give effect to the MCC Acquisition.

Business Overview

Terra is a leading North American and U.K. producer and marketer of nitrogen products serving both agricultural and industrial end-use markets. In addition, we own a 50% interest in an ammonia production joint venture in the Republic of Trinidad and Tobago. Terra is one of the largest North American producers of ammonia, the basic building block of nitrogen fertilizers. We upgrade a significant portion of the ammonia we produce into higher value products, which are easier for agricultural end-users to transport, store and apply to crops than ammonia. We own nine manufacturing facilities in North America and the U.K. capable of producing nitrogen products. Two of these nine facilities (Beaumont, Texas and Woodward, Oklahoma) can also produce methanol. Our Beaumont, Texas facility, which historically has been a significant producer of methanol and also has the capability to produce ammonia, was mothballed in December, 2004 and is out of production.

Nitrogen is both a global and local commodity: global because it is both produced and traded in almost all regions of the world, local because local fertilizer customers display preferences for nitrogen in one of four basic forms based upon local conditions. The principal forms of nitrogen fertilizer products that are traded globally are ammonia (82% nitrogen by weight) and urea (46% nitrogen by weight). Ammonium nitrate (AN) (34% nitrogen by weight) is traded to a lesser extent, primarily in international markets. Urea ammonium nitrate (UAN) has only recently been traded in international markets. It is less likely to be traded internationally because it carries a high transportation cost due to its high water content. Because transportation is a significant component of a customer’s total cost, a key to competitiveness in the nitrogen business is to have the lowest delivered cost for the customer’s product of choice, while providing a reliable source of supply.

The locations of Terra’s North American production facilities provide Terra a competitive advantage in serving agricultural customers in the Corn Belt and other major agricultural areas in the United States and Canada. Terra’s U.K. facilities are able to serve competitively the entire British agricultural market. Our Point Lisas ammonia production facility in Trinidad and Tobago serves the international nitrogen markets and benefits from access to low-cost natural gas supplies. Terra’s facilities have the following production capacities:

	Annual Capacity[1]
Location	Ammonia[2]	UAN[3]	AN4	Urea[5]	Methanol[6]
Beaumont, Texas[7]	255,000	—	—	—	225,000,000
Donaldsonville, Louisiana	500,000	—	—	—	—
Port Neal, Iowa	370,000	840,000	—	60,000	—
Verdigris, Oklahoma	1,050,000	2,200,000	—	—	—
Woodward, Oklahoma[8]	440,000	340,000	—	25,000	40,000,000
Yazoo City, Mississippi[9]	500,000	600,000	775,000	7,000	—
Courtright, Ontario	480,000	400,000	—	175,000	—
Severnside, U.K.	265,000	—	500,000	—	—
Billingham, U.K.[1][0]	550,000	—	520,000	—	—

Point Lisas, Trinidad and Tobago[11]	360,000	—	—	—	—

Total	4,770,000	4,380,000	1,795,000	267,000	265,000,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns.
2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
3.	Measured in tons of UAN containing 28% nitrogen by weight.
4.	Measured in tons.
5.	Urea is sold as urea liquor from our Port Neal and Woodward facilities and as granular urea from the Courtright facility. Production capacities shown are for urea sold in tons.
6.	Measured in gallons.
7.	The Beaumont manufacturing plant was mothballed in December 2004, and is out of production. The Beaumont plant capacity depends on the product mix (ammonia/methanol).
8.	Woodward’s plant capacity depends on the product mix (ammonia/methanol).

9.	The Yazoo City facility also produces merchant nitric acid; sales for the twelve months ended December 31, 2004 were 53,057 product tons.
10.	The Billingham, England facility also produces merchant nitric acid; 2004 sales were 292,117 product tons.
11.	The Point Lisas plant capacity represents Terra’s 50% interest.

The principal customers for Terra’s North American nitrogen products are national agricultural retail chains, farm cooperatives, independent dealers and industrial customers. Industrial customers use our products to manufacture chemicals and plastics such as acrylonitrile, polyurethanes, fibers, explosives and adhesives. Agricultural customers accounted for approximately 74% and industrial customers approximately 26% of Terra’s North American nitrogen product revenue in 2004 (excluding the plants acquired in the MCC Acquisition). In the U.K., revenues are evenly divided between agricultural and industrial customers.

Product	% of Total 2004 Terra Revenues[1]	U.S. Capacity Position		U.K. Capacity Position
Ammonia	25.6%	2		1
UAN	33.6%	1			*
AN	11.6%		*	1
Urea	5.0%	4			*
Methanol	12.4%	1			*

1	Revenues from sales of carbon dioxide, nitric acid and other nitrogen products and services, as well as industrial sales in the U.K., represented 11.8% of our total revenues for 2004 (excluding the plants acquired in the MCC Acquisition.).
*	Terra does not compete in these markets.

During December 2003, Terra entered into contracts with the Methanex Corporation (“Methanex”), providing it exclusive rights to all methanol production at the Beaumont facility for five years. In December 2004, this facility was mothballed. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, we will continue to realize revenues relating to the facility of up to $16.4 million per year due to $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin based on the plant’s methanol production capacity, reference prices and natural gas costs. Terra also entered into an agreement for Methanex to market, under a commission arrangement, all methanol produced at the Woodward facility. For more information on the methanol business, see the discussion under the caption “Methanol Business” below.

Nitrogen Business Segment

Terra is a leading producer and marketer of nitrogen products, principally fertilizers. We upgrade a significant portion of the ammonia that we produce into other nitrogen products, such as urea, ammonium nitrate (AN) and urea ammonium nitrate (UAN). Ammonia, AN, urea and UAN are the principal nitrogen products we produce and sell in North America. Terra produces and sells primarily ammonia and AN in the U.K. Our Point Lisas production facility in Trinidad provides ammonia for sale into the international nitrogen markets. Other important products that we manufacture include nitric acid, dinitrogen tetroxide and carbon dioxide. These products, along with a portion of our ammonia and urea production, are used in non-agricultural applications.

Although the different nitrogen products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. Terra’s plants are designed to provide the products preferred by end-users in the regions in which they are located. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of appropriate storage, handling and application equipment. Terra’s nitrogen products are described in greater detail below.

Ammonia

Ammonia is the simplest form of nitrogen fertilizer and is the feedstock for the production of other nitrogen fertilizers, including urea, AN and UAN. Ammonia is also widely used in industrial applications. With the MCC Acquisition, Terra is now the leading U.S. producer of ammonia. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer on a per pound of contained nitrogen basis. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than UAN or urea because of the need for specialized application equipment and the lack of application flexibility.

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

Ammonium Nitrate (AN)

Terra is the largest manufacturer and marketer of agricultural-grade AN fertilizer in the United States and produces AN at two facilities in the U.K. AN is produced by combining nitric acid and ammonia into a liquid form which is then converted to a solid, largely for fertilizer applications. The nitrogen content of AN is 34% by weight. AN is less subject to volatilization (evaporation) losses than other nitrogen products. Due to its stable nature, AN is the product of choice for such uses as pastures and no-till crops where fertilizer is spread upon the surface and is subject to volatilization losses.

Urea Ammonium Nitrate (UAN)

UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate and water. The nitrogen content of UAN ranges from 28% to 32% by weight. Because of its high water content, UAN is relatively expensive to transport, making it largely a regionally distributed product.

UAN can be applied to crops directly or mixed with crop protection products, permitting the application of several materials simultaneously, reducing energy and labor costs and accelerating field preparation for planting. In addition, UAN may be applied from ordinary tanks and trucks and can be sprayed or injected into the soil, or applied through irrigation systems. UAN may be applied throughout the growing season, providing significant application flexibility. Due to its stability, UAN may be used for no-till row crops where fertilizer is spread on the surface of the soil but may be subject to evaporation losses.

Manufacturing Facilities

Terra’s fertilizer manufacturing facilities, as well as the Point Lisas manufacturing facility in which we own a 50% interest, are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of our nitrogen products manufacturing facilities (excluding 2004 production at the Blytheville, Arkansas plant, which closed in May, 2004, and the plants acquired in the MCC Acquisition) was 99%, 96% and 97% in 2004, 2003 and 2002, respectively.

Terra owns all of its manufacturing facilities, unless otherwise indicated below. (See “Methanol Business—Manufacturing Facilities” for a description of our Beaumont, Texas facility.) Substantially all of our manufacturing facilities are mortgaged to secure indebtedness under our credit agreements and our notes due in the years 2008 and 2010.

The Verdigris, Oklahoma facility is one of the largest UAN production facilities in North America. Located at the Verdigris facility are two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Terra owns the plants, while the port terminal is leased from the Tulsa-Rogers County Port Authority. The leasehold interest on the port terminal was renewed in April 2004, and Terra has an option to renew the lease for an additional five-year term. We also have UAN upgrading capability at our facilities in Port Neal, Iowa; Courtright, Ontario and Woodward, Oklahoma.

We believe we have some of the most efficient UAN plants in North America, including three of the five lowest-cost plants in terms of delivered cost to end-users. The location of our Port Neal, Iowa and Courtright, Ontario plants, with low-cost access to nearby Corn Belt markets, allows these plants to be among the most efficient in North America as measured by delivered cost to the end-user. Because of UAN’s relatively high transportation costs due to its water content, there is less competition from importers than for ammonia or urea. Four of our facilities are able to provide UAN locally by truck, which can offer a competitive advantage.

In May, 2004, Terra discontinued production at its Blytheville, Arkansas nitrogen products manufacturing facility and prepared to permanently close the production plants. Terra expects to operate the facility’s storage and distribution assets as a terminal for ammonia produced at its Verdigris, Oklahoma facility or obtained from other sources.

The Yazoo City, Mississippi facility includes two ammonia plants, five nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility. The Yazoo City facility is under contract through August 2007 as the sole provider of dinitrogen tetroxide for the United States Defense Energy Support Center. The Yazoo City plant and port facility have direct access to barge, rail and truck transportation and the plant is strategically located for the purchase of competitively priced natural gas.

The Donaldsonville, Louisiana facility includes two ammonia plants, a urea plant and two melamine crystal production plants. All of these plants, except for one ammonia plant, have been mothballed. No decision has been made regarding the sale or demolition of these plants. The facility has ready access to rail, truck and ammonia pipeline transportation. The plant is also equipped with a deep-water port facility on the Mississippi River, allowing for barge transportation and making Donaldsonville one of the northernmost points on the river capable of receiving economical ocean-going vessels.

The Point Lisas Nitrogen facility, in the Republic of Trinidad and Tobago, is owned by a 50/50 joint venture with KNC Trinidad Limited. This facility has the capacity to produce annually 720,000 tons of ammonia from natural gas supplied under contract with the National Gas Company of Trinidad and Tobago. Terra is obligated to buy 50% of the joint venture’s ammonia output at market prices, which is mostly transported to the U.S. Gulf Coast and resold to Terra’s customers. The joint venture’s cost of natural gas has recently been significantly lower than U.S. natural gas costs, which has resulted in the joint venture being substantially more profitable than comparable North American facilities.

Marketing and Distribution

Terra’s customers are broadly segregated into two groups: (1) North American customers, which include those receiving shipments of imported product from the Point Lisas Nitrogen facility as well as purchases from other foreign producers, and (2) U.K. customers, which includes export sales to continental Europe.

The principal customers for Terra’s North American manufactured nitrogen products are independent dealers, national retail chains, cooperatives and industrial customers. Industrial customers accounted for approximately 26% of Terra’s North American nitrogen product revenues in 2004 (excluding the plants acquired in the MCC Acquisition).

Terra’s production facilities, combined with significant storage capacity at more than 50 locations throughout the major fertilizer consuming regions of the U.S. and Canada, position Terra to respond competitively to demand in our markets. Terra also owns and operates a storage and distribution terminal in Donaldsonville, Louisiana, one of the northernmost points on the Mississippi River capable of receiving ocean-going nitrogen vessels.

Terra’s U.K. sales are divided about equally between agricultural and industrial customers. Terra engages merchants and buying groups to sell its Nitram brand bagged AN fertilizer directly to British farmers. AN is also bagged for other U.K. suppliers and sold in bulk to suppliers who blend it with potash and phosphates, bag it and distribute it to farmers. A small quantity of AN is exported to continental Europe.

Terra’s U.K.’s industrial products include ammonia, nitric acid, and liquid carbon dioxide. Most industrial sales are to customers where Terra has a freight advantage.

Methanol Business

Recent Developments

During December 2003, we entered into contracts with Methanex Corporation (“Methanex”) providing it exclusive rights to all methanol production at our Beaumont, Texas facility for five years. Methanex paid $25 million for these rights and agreed to purchase production from us at amounts expected to approximate cash production costs. Methanex also agreed to pay us 50% of any gross profits earned from its sales of Beaumont product up to maximum payments of $12 million per year. Our agreement with Methanex gave Methanex the right to terminate Beaumont production during the term of the agreement, with Terra being responsible for the costs of shutting down the facility.

On December 1, 2004, at the request of Methanex and under the terms of the agreement between the two companies, we ceased production at our Beaumont, Texas methanol manufacturing facility and began the process of mothballing the plant. Our agreement stipulates that, beginning two years from the date of the shutdown, Terra has the option to terminate the agreement by paying Methanex approximately $417,000 per month remaining on the contract. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, we will continue to realize revenues relating to the facility of up to $16.4 million per year due to $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin attributable to idled methanol production based on reference prices and natural gas costs.

Approximately 40 Terra employees were terminated after the methanol plant was mothballed. Terra has retained some employees to operate the methanol storage and distribution terminal and potentially to operate the ammonia plant.

Manufacturing Facilities

Terra owns the plant and processing equipment at the Beaumont facility, which has annual production capacity of 225 million gallons of methanol. The facility also contains an “ammonia loop” which provides an annual production capacity of 255,000 tons of ammonia. The facility’s real estate is leased from E.I. DuPont de Nemours and Company (“DuPont”) for a nominal annual rate under a lease agreement which expires in 2090. Because the Beaumont facility is entirely contained within an industrial complex owned and operated by DuPont, Terra depends on DuPont for access to the facility as well as certain essential services.

The Woodward, Oklahoma facility produced 33.8 million, 33.8 million and 37.3 million gallons of methanol in 2002, 2003 and 2004, respectively, and has an annual methanol production capacity of 40 million gallons.

Marketing and Distribution

In addition to the Beaumont production agreement, we also entered into an agreement with Methanex to market, under a commission arrangement, all methanol produced at the Woodward, Oklahoma facility. The customers served under these arrangements are primarily large domestic chemical producers.

Nitrogen Industry Overview

Overview

The three major nutrients required for plant growth are phosphorous, mined as phosphate rock; potassium, mined as potash; and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. Nitrogen is an essential element for most organic compounds in plants as it promotes protein formation. Nitrogen is also a major component of chlorophyll, which helps to promote green healthy growth and high yields.

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

Supply

Increased ammonia prices in 1995 led to capacity expansion projects globally that resulted in capacity growth that was, in the short term, substantially greater than demand, causing a structural imbalance in ammonia supply and demand. In addition, foreign government support for domestic production in India, China and the former Soviet Union has kept uneconomical plants running, further increasing supply.

This new global capacity has been partially offset by permanent plant closings in the U.S. and Europe since 1998. Recent increases in natural gas costs in many regions of the world have forced temporary plant closures which, in addition to permanent plant closures, have provided support for nitrogen prices.

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

Methanol Industry Overview

Overview

Methanol is a liquid made primarily from natural gas that is used as a feedstock in the production of formaldehyde, acetic acid, MTBE, and a variety of other chemical intermediates which form the foundation of a large number of secondary derivatives. Formaldehyde is used to produce urea-formaldehyde and phenol-formaldehyde resins, which are used as wood adhesives for plywood, particleboard, oriented strand board, medium-density fiberboard and other engineered wood products. In addition, formaldehyde is used in the manufacture of elastomers, paints, foams, polyurethane and automotive products. Acetic acid is used as a chemical intermediate to produce adhesives, paper, paints, plastics, resins, solvents, and textiles. MTBE, an oxygenate and octane enhancer, is used to reduce hydrocarbon and carbon monoxide emissions from motor vehicles. Chemical intermediates are used to manufacture de-icer and windshield fluid, antifreeze, herbicides, pesticides, and poultry feed products.

Methanol is a typical commodity chemical and the methanol industry is characterized by cycles of oversupply resulting in lower prices and idled capacity, followed by periods of shortage and rapidly rising prices until increased prices justify new plant investments or the re-start of idled capacity. However, the expanding number of different uses for methanol and its derivatives over the last several years has resulted in the methanol industry becoming more complex and subject to increasingly diverse influences on supply and demand.

Demand

Due to an increasing range of end uses for methanol, demand has tended to move with the general level of economic activity in methanol’s major markets. The significant use of methanol for the production of chemicals used in the building products industry means that building and construction cycles are important factors in determining demand for methanol-based chemicals.

MTBE accounts for approximately 22% of global demand for methanol. MTBE is considered the preferred oxygenate by the refining industry and its production had grown rapidly until 2003 when initiatives in California and other states resulted in regulations that prohibit the addition of MTBE to gasoline.

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

Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to our primary markets;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and

•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

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

Raw Materials

The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2004 accounted for approximately 60% of our total costs and expenses (excluding the plants acquired in the MCC Acquisition). We believe there is a sufficient supply of natural gas for the foreseeable future and will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season.

As a result of the MCC Acquisition, we now own a 50% interest in Point Lisas Nitrogen Limited, a 50/50 ammonia production joint venture with KNC Trinidad Limited. Point Lisas Nitrogen Limited has a contract to purchase natural gas from the National Gas Company of Trinidad and Tobago. The joint venture’s cost of natural gas has recently been significantly lower than U.S. natural gas costs, which has resulted in the joint venture being substantially more profitable than comparable North American facilities.

Terra’s natural gas hedging policy is to fix or cap the price of 20% to 80% of our natural gas requirements for a rolling 12-month period, and up to 50% of our natural gas requirements for the subsequent 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. The Board of Directors is advised of any departures from this policy. We cap natural gas prices through various supply contracts, financial derivatives and other instruments. A significant portion of the global nitrogen products production occurs at facilities with access to fixed-priced natural gas supplies, such as at our Point Lisas Nitrogen Limited facility. These facilities’ natural gas costs have been and likely will continue to be substantially lower than those of our North American and U.K. facilities.

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

Transportation

Terra uses several modes of transportation to distribute products to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines. We use 53 liquid, dry and anhydrous ammonia fertilizer terminal storage facilities in 18 U.S. states and one Canadian province.

Railcars are the major mode of transportation at our North American manufacturing facilities. Terra leases approximately 2,100 railcars. Terra also owns 10 nitric acid railcars. In the U.K., Terra’s AN production is transported primarily by contract carrier trucks, and ammonia production is transported primarily by pipelines that we own.

Terra transports purchased natural gas to our Woodward, Oklahoma facility via both intrastate and interstate pipelines and to Terra’s Verdigris, Oklahoma facility via intrastate pipeline. The intrastate pipelines serving Woodward and Verdigris are not open-access carriers, but are nonetheless part of a widespread regional system through which Woodward and Verdigris can receive natural gas from any major Oklahoma source. Terra also has limited access to out-of-state natural gas supplies for these facilities. Terra’s Beaumont, Texas facility sources natural gas via four intrastate pipelines. The Courtright, Ontario facility sources natural gas at delivery points at Parkway and Dawn, Ontario and a local utility. We transport purchased natural gas for our Port Neal, Iowa facility via interstate, open-access pipelines. At the Billingham and Severnside, England locations, purchased natural gas is transported to the facilities via a nationwide, open-access pipeline system. Terra’s Donaldsonville facility sources purchased natural gas from two intrastate pipelines. Terra’s Yazoo City facility is served by three interstate pipelines and one intrastate pipeline.

FMCL Limited Liability Company, Terra’s 50/50 ammonia shipping joint venture with KNC Trinidad Limited, leases a vessel for the transportation of ammonia. Use of this vessel is shared between the joint venture partners.

Research and Development

We are currently not undertaking any significant, ongoing research and development efforts.

Competition

The markets in which Terra operates are highly competitive. Competition in agricultural input markets takes place largely on the basis of price, reliability of supply, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors. Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also important competitive factors. Significant determinants of a plant’s competitive position are the natural gas acquisition and transportation contracts negotiated with its major suppliers as well as proximity to natural gas sources and/or end-users.

Terra’s domestic competitors in the nitrogen fertilizer markets include a large production cooperative and other independent fertilizer companies. In addition, nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those produced by Terra. Countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future. Importers of this new supply will face higher transportation costs, which will reduce their advantage of inexpensive natural gas.

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

Nitrogen sales are made through independent retailers, resellers, farmer co-operatives affiliated dealer organizations and brokers. Terra sells methanol through Methanex as described in the preceding Business Overview section.

Environmental and Other Regulatory Matters

Terra’s operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. Terra’s operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Terra’s U.K. operations are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker health and safety. Terra’s facilities require operating permits that are subject to review by governmental agencies. We are also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We take precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, Terra may be responsible under CERCLA or analogous laws for all or part of the costs of such investigation and remediation, and damages to natural resources.

The State of Arizona designated Inspiration Consolidated Copper Company (“Inspiration”), a Terra subsidiary that disposed of its assets in 1988 and no longer operates a business, as a potentially responsible party (“PRP”) under the state Superfund law at the Pinal Creek Drainage Basin Site (“Pinal Site”) in Globe/Miami, Arizona, based upon Inspiration’s prior ownership and operation of copper mining and production facilities. Under state and federal Superfund laws, all PRPs may be jointly and severally liable for the costs of investigation and/or remediation of an environmentally impaired site regardless of fault or the legality of original disposals. The Pinal Site is the subject of ongoing investigation and cleanup to address releases of acidic metal-bearing solutions from past copper mining and production facilities. The remedial actions are governed by a 1997 consent decree between the Arizona Department of Environmental Quality and the two current owners/operators of the copper mining and production facilities (one of whom is the successor to Inspiration’s buyer) and Inspiration (collectively with Terra, the “Group”). The Group’s members are jointly and severally financing and performing the work, but Inspiration no longer owns assets at the Pinal Site. Also, the Group has filed an action for cost-recovery against other former owners and operators at the Pinal Site. In a related matter, residents in an area of the Pinal Site brought a class action against the Group seeking property damages and medical monitoring for potential personal injuries allegedly related to the acidic metal-bearing groundwater. All claims have been settled, although plaintiffs reserved the right to assert personal injury claims individually. After consideration of such factors as the number of PRPs and levels of financial responsibility, including the ongoing litigation, claims against historic insurance carriers, and contractual indemnities, we believe that our liability with respect to these matters will not be material. Existing contractual indemnities may be subject to legal challenge, however, and there can be no guarantee that they will be upheld or sufficient to cover all costs, or that material expenditures will not be incurred for these matters.

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

With respect to our Verdigris facility, Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of these facilities) retained liability for certain environmental matters. With respect to our Beaumont facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to its sale of the facility in 1991. Likewise, with respect to our Billingham and Severnside, England facilities, the seller, ICI, indemnified us, subject to certain conditions, for pre-December 31, 1997 environmental contamination associated with the purchased assets. Known conditions are not expected to result in material expenditures but discovery of unknown conditions or the failure of prior owners and operators and indemnitors to meet their obligations could require significant expenditures.

Terra may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities in order to maintain compliance with applicable environmental requirements. We estimate that the total cost of additional equipment to comply with these requirements in 2005 and the next two years will be less than $15 million.

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

Terra’s capital expenditures related to environmental control in 2004, 2003 and 2002 were approximately $2.4 million, $1.3 million and $3.6 million, respectively. Projected environmental capital expenditures are $5 million for 2005 and $6.1 million for 2006.

Terra believes that its policies and procedures now in effect are in compliance with applicable environmental laws and with the permits relating to the facilities in all material respects. However, in the normal course of its business, Terra is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damages or injuries. Although environmental expenditures have not been material during the past year, it is impossible to predict or quantify the impact of future environmental liabilities associated with releases of hazardous substances from Terra’s facilities.

Revenues and Assets

Terra’s revenues from external customers, measure of profit and loss, total assets and revenues and assets according to geography for the years 2002-2004 is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Note 23 – Industry Segment Data” contained in the “Notes to Consolidated Financial Statements.”

Employees

We had 1,323 full-time employees at December 31, 2004, with all 400 U.K. employees covered by a wage and working conditions arrangement similar to a collective bargaining agreement. In the 2005 first quarter, we will terminate the employment of approximately 80 employees who were assigned to acquired MCC locations or our Beaumont facility.

ITEM 3. LEGAL MATTERS

Appeals of a Federal court decision ordering our insurer to pay all of our past and future judgments, settlements and other associated costs arising from a 1998 recall of carbonated beverages containing carbon dioxide tainted with benzene were exhausted in our favor during 2004. Accordingly, we recorded the recovery of product claim costs totaling $17.9 million through the elimination of remaining reserves originally established for these claims and the receipt of additional amounts from the insurer for claims previously paid by us.

During 2003, $11.2 million in damages were awarded to a former Terra employee whose distribution and crop consulting business was acquired by Terra in 1997. The plaintiff alleged bad faith and fraud against Terra in connection with the sale of his business to Terra. During 2004, the Arizona Court of Appeals affirmed the trial court decision and the judgment was paid. Terra recorded the charge for the original verdict in its December 31, 2002 financial statements.

We are involved in various other legal actions and claims, including environmental matters, arising from the normal course of business. While it is not possible to predict with certainty the final outcome of these proceedings, we do not believe that these matters will have a material adverse effect on our results of operations, financial position or net cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Terra during the fourth quarter of 2004.

Executive Officers of Terra

The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer’s business experience during the past five years:

Name	Present positions and offices with the company and principal occupations during the past five years
Michael L. Bennett	President and Chief Executive Officer of Terra since April 2001; Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001; President and Chief Executive Officer of Terra Nitrogen Division since June 1998. Age 51.

Joe A. Ewing	Vice President, Human Resources and Corporate Communications of Terra since December 2004; Vice President, Human Resources of Mississippi Chemical Corporation from April 2003 to December 2004; Vice President, Marketing and Distribution of Mississippi Chemical Corporation from 1999 to April 2003. Age 54.

Joseph D. Giesler	Senior Vice President, Commercial Operations of Terra since December 2004; Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002; Director of Marketing of Terra from June 2000 to August 2001; and Director of Western Division of Terra from July 1998 to May 2000. Age 46.

Mark A. Kalafut	Vice President, General Counsel and Corporate Secretary of Terra since June 2001; Vice President and Associate General Counsel of Terra from April 1997 through June 2001. Age 51.

Francis G. Meyer	Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 52.

W. Mark Rosenbury	Senior Vice President and Chief Administrative Officer of Terra since August 1999. Age 57.

Richard S. Sanders Jr.	Vice President, Manufacturing of Terra since August 2003; Plant Manager, Verdigris, Oklahoma manufacturing facility from 1995 to August, 2003. Age 47.

Wynn S. Stevenson	Vice President, Taxes and Corporate Development of Terra since May 1998. Age 50.

Paul Thompson	Vice President, Sales and Marketing of Terra since December 2004; Global Director, Ag Sales and Terra U.K. Managing Director from August 1999 to December 2004. Age 50.

There are no family relationships among the executive officers and directors of Terra or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Officers of Terra are elected annually to serve until their respective successors are elected and qualified.

PART II

ITEM 5. MARKET FOR TERRA’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The main market in which Terra’s common shares are traded is the NYSE. Set forth below are the high and low sales prices of Terra’s common shares during each quarter specified as reported on the NYSE.

(per-share data and stock prices)	March 31	June 30	Sept. 30	Dec. 31
2004
Common Share Price:
High	$6.66	$6.55	$8.95	$9.38
Low	3.20	4.15	5.50	7.00

2003
Common Share Price:
High	$1.77	$1.69	$2.23	$3.55
Low	1.06	1.07	0.97	1.88

As of March 1, 2005 there were 9,328 record holders of Terra’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

Financial Summary

(in thousands, except per-share and employee data)	2004(1)	2003(2)	2002(3)	2001	2000
Financial Position
Working capital	$251,050	$132,948	$85,902	$136,378	$199,008
Total assets	1,685,508	1,125,062	1,128,110	1,336,043	1,512,552
Long-term debt	435,238	402,206	400,358	436,534	473,354
Preferred shares	133,069	—	—	—	—
Common stockholders’ equity	459,405	265,131	257,864	500,779	610,797
Results of Operations
Revenues	$1,509,110	$1,351,055	$1,043,983	$1,037,310	$1,063,010
Costs and expenses	(1,374,364)	(1,374,615)	(1,049,390)	(1,099,128)	(1,026,171)
Interest expense, net	(49,827)	(54,538)	(53,257)	(50,230)	(47,642)
Loss on early retirement of debt	(11,116)	—	—	(3,042)	—
Income tax benefit	5,000	57,000	24,000	33,000	6,000
Minority interest	(11,207)	8,617	(1,510)	2,247	(5,379)

Income (loss) from continuing operations	67,596	(12,481)	(36,174)	(79,843)	(10,182)
Loss from discontinued operations	—	—	(16,183)	—	—
Cumulative effect of change in accounting principle	—	—	(205,968)	—	—

Net income (loss)	67,596	(12,481)	(258,325)	(79,843)	(10,182)
Preferred share dividends	(1,029)	—	—	—	—

Income (loss) available to common stockholders	$66,567	$(12,481)	$(258,325)	$(79,843)	$(10,182)

Basic Income (Loss) Per Share:
Continuing operations	$0.87	$(0.16)	$(0.48)	$(1.06)	$(0.14)
Discontinued operations	—	—	(0.22)	—	—
Cumulative effect of change in accounting principle	—	—	(2.73)	—	—

Net income (loss) per share	$0.87	$(0.16)	$(3.43)	$(1.06)	$(0.14)

Diluted Income (Loss) Per Share:
Continuing operations	$0.85	$(0.16)	$(0.48)	$(1.06)	$(0.14)
Discontinued operations	—	—	(0.22)	—	—
Cumulative effect of change in accounting principle	—	—	(2.73)	—	—

Net income (loss) per share	$0.85	$(0.16)	$(3.43)	$(1.06)	$(0.14)

Capital Expenditures	$18,610	$8,639	$25,186	$14,838	$12,219

Full-time employees at end of period	1,323	1,138	1,207	1,248	1,279

(1)	Includes effects of December 21, 2004 acquisition of Mississippi Chemical Corporation and issuance of preferred shares during the 2004 fourth quarter.
(2)	2003 costs and expenses included a $53.1 million charge for impairment of long-lived assets.

(3)	Our January 1, 2002 implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and other intangible assets” was an accounting change that resulted in the determination that $206 million of assets classified as “excess of cost over net assets of acquired businesses” suffered impairment and had no value. In addition, we recorded a $16 million loss from discontinued operations to increase reserves for retiree medical obligations for former coal mining subsidiaries and a jury award to an employee of our former distribution business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Terra Industries Inc. produces and markets nitrogen products for agricultural and industrial markets with production facilities located in North America and the United Kingdom. In addition, we own a 50% interest in an ammonia production joint venture in the Republic of Trinidad and Tobago. Nitrogen products are commodity chemicals that are sold at prices reflecting global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. To be viable in this industry, a producer must be among the low-cost suppliers in the markets it serves and have a financial position that can sustain it during periods of oversupply.

On December 21, 2004, we acquired Mississippi Chemical Corporation. In order to achieve the full benefits of this acquisition, our management will emphasize the successful integration of MCC’s business with ours in a timely manner.

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since some of our products compete with nitrogen products imported from regions with lower natural gas costs, we and other North American producers have not been able to increase selling prices to levels necessary to cover the natural gas cost increases. This has resulted in curtailments of North American nitrogen production. These curtailments contributed to reductions in global nitrogen product supplies.

Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to our facilities. Off-shore producers are most competitive in regions close to North American points of entry for imports, including the Gulf Coast and East Coast.

Our sales volumes depend primarily on our plants’ operating rates. We may purchase product from other manufacturers or importers for resale, but gross margins on those volumes are rarely significant. Profitability and cash flows from our nitrogen products business are affected by our ability to manage our costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting our nitrogen products results include the number of planted acres, transportation costs, weather conditions (particularly during planting season), grain prices and other variables described in Items 1 and 2 “Business and Properties” of this Annual Report on Form 10-K.

We also produce methanol in the U.S. Similar to nitrogen products, methanol is a commodity chemical manufactured from natural gas. Consequently, natural gas costs and the supply/demand balance for methanol significantly affect methanol earnings and cash flows. A significant portion of U.S. methanol demand is met by imports from regions with natural gas costs lower than those available to U.S. producers. U.S. methanol demand has declined over the past year and is expected to continue to decline due to reduced U.S. consumption of MTBE, a gasoline oxygenate and octane enhancer that uses methanol as a feedstock. In December 2003, we entered into contracts with the Methanex Corporation (“Methanex”) assigning it our sales contracts and providing it exclusive rights to all methanol production at the Beaumont facility for five years as more fully described in Items 1 and 2 “Business and Properties” of this report. As permitted under these contracts, Methanex elected to shut down the Beaumont facility as of December 1, 2004. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, we will continue to realize revenues relating to the facility of up to $16.4 million per year due to $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin based on the plant’s methanol production capacity, methanol reference prices and natural gas costs.

Overview of Consolidated Results

Terra reported net income (loss) of $68 million in 2004, $(12) million in 2003 and $(258) million in 2002 with diluted earnings (loss) per share of $0.85, $(0.16) and $(3.43), respectively. Revenues from continuing operations totaled $1,509 million in 2004, $1,351 million in 2003 and $1,044 million in 2002.

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

Income (loss) from continuing operations was $68 million in 2004, $(12) million in 2003 and $(36) million in 2002. The 2004 net income was increased by $27.9 million of income tax benefits due to a favorable settlement with a foreign taxing authority. The 2004 net income also included $11.6 million attributable to an insurance recovery of product claim costs (representing $17.9 million of operating income less $6.3 million of related income taxes) and an $11.1 million loss from the early retirement of long-term debt (there were no tax benefits associated with this loss).

During 2003, we recorded a $27.0 million net charge for the impairment of our Blytheville facility (representing a $53.1 million impairment charge to operating income less $9.9 million allocated to minority interest and $16.2 million of income tax benefit). The 2003 net loss was reduced by $36.4 million of income tax benefits for a reduced assessment by a foreign taxing authority and reversals of tax reserves that had been provided in prior years.

Other fluctuations to our income (loss) from continuing operations for 2002 through 2004 are primarily related to changes in the selling prices of nitrogen products and methanol and changes in the cost of natural gas, our primary raw material.

Factors That Affect Operating Results

Factors that may affect our operating results include: the relative balance of supply and demand for nitrogen fertilizers, industrial nitrogen and methanol, the availability and cost of natural gas, the number of planted acres (which is affected by both worldwide demand and government policies), the types of crops planted, the effect of general weather patterns on the timing and duration of field work for crop planting and harvesting, the effect of environmental legislation on supply and demand for our products, the availability of financing sources to fund seasonal working capital needs, and the potential for interruption to operations due to accidents or natural disasters.

The principal raw material used to produce nitrogen products and methanol is natural gas. Natural gas costs in 2004 accounted for approximately 60% of our total costs and expenses (excluding the plants acquired in the MCC acquisition). A significant increase in the price of natural gas that is not hedged or recovered through an increase in the price of our nitrogen and methanol products would have an adverse effect on our business, financial condition and results. A portion of global nitrogen products and methanol production is at facilities with access to fixed-price natural gas supplies that have been, and could continue to be, substantially lower priced than natural gas costs at our North American and U.K. facilities. Our Point Lisas Nitrogen Limited facility is located in Trinidad with access to such lower-cost natural gas.

We enter into forward pricing contracts for some of our natural gas requirements when such arrangements would not result in costs greater than expected North American and U.K. selling prices for our finished products. Our current natural gas forward pricing policy is to fix or cap the price of between 20% and 80% of our natural gas requirements for a rolling 12-month period and up to 50% of our natural gas requirements for the subsequent 24-month period through supply contracts, financial derivatives and other instruments. We notify the Board of Directors when we deviate from the policy. Our December 31, 2004 forward positions covered 26% of our expected 2005 natural gas requirements and none beyond (excluding the natural gas requirements of Point Lisas Nitrogen Limited which purchases its gas under contract with the Natural Gas Company of Trinidad and Tobago).

Prices for nitrogen products are influenced by the world supply and demand balance for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions, international trade decisions and grain prices. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East and South America.

Methanol is used as a raw material in the production of formaldehyde, methyl tertiary-butyl ether (MTBE), acetic acid and numerous other chemical derivatives. The price of methanol is influenced by the supply and demand for each of these products. Environmental initiatives to ban or reduce the use of MTBE as a fuel additive, such as those currently underway in the United States, will affect demand for methanol.

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

Our nitrogen business segment is seasonal, with the majority of nitrogen products consumed during the second quarter in conjunction with spring planting activity. Due to the business’ seasonality and the relatively brief periods during which customers consume nitrogen products, our customers and we generally build inventories during the second half of the year in order to ensure product availability during the peak sales season. For our current level of sales, we require lines of credit to fund inventory increases and to support customer credit terms. We believe that our credit facilities are adequate for expected 2005 sales levels.

Our manufacturing operations may be subject to significant interruption if one or more of our facilities were to experience a major accident or were damaged by severe weather or other natural disaster. We currently maintain insurance, including business interruption insurance, which we believe is sufficient to allow us to cover major damage to any of our facilities.

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

Estimates of future cash flows are subject to significant uncertainties and assumptions. Accordingly, actual results could vary significantly from such estimates. During 2004, events occurred that necessitated an evaluation of recoverability of assets at our Beaumont facility. At December 31, 2004, the Beaumont facility had a carrying value, net of $18 million of deferred revenues, of approximately $105 million. We estimated the remaining useful life of this facility at 14 years assuming normal investment in maintenance and replacement capital throughout this period. Our estimated cash flows over this period, based on our best estimate of future market and operating conditions at December 31, 2004, exceeded the carrying value of these assets and consequently, no impairment charge was recorded for the Beaumont facility.

These cash flow estimates assume Beaumont will remain idle through the 2008 term of our contract with Methanex and, that once restarted, it will produce at historical rates and selling prices will be adequate to realize historical margins over natural gas. Actual results for the Beaumont facility could vary substantially from such estimates.

Equity Investments

Terra’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 Partnership, located in Verdigris, Oklahoma which produces CO2 at Terra’s plant.

Equity investments are carried at original cost adjusted for our proportionate share of the investees’ income, losses and distributions. We periodically assess the carrying value of our equity investment and will record a loss on equity investments when management concludes a decline in the fair value of the investment is other than temporary.

Pension Assets and Liabilities

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Our pension liabilities were $428 million at December 31, 2004, which was $139 million higher than pension plan assets. The December 31, 2004 liability was computed based on an average 5.7% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. In addition, the pension liability for our U.K. pension plan, which includes provisions to adjust benefit payments for general inflation rates, was estimated based on an average 3.0% annual inflation rate. Declines in comparable bond yields or higher U.K. inflation rates would increase our pension liability. Our net pension liability, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

Post-Retirement Benefits

Post-retirement benefits are determined on an actuarial basis and are affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense ultimately recognized.

Accounting for Acquisitions

On December 21, 2004, we acquired Mississippi Chemical Corporation (“MCC”) for a purchase price valued at $210.6 million consisting of 15 million common shares, 172,690 Series B preferred shares and cash of $54.2 million, including costs directly related to the acquisition. The acquisition has been accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired based upon their estimated fair market values. This allocation was based on preliminary estimates and may be revised at a later date.

Revenue Recognition

Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenue includes amounts paid by customers for shipping and handling. Revenues include gains or losses associated with the settlement of nitrogen derivative contracts.

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

At December 31, 2004, deferred tax assets representing future benefits for our U.S. net operating loss carryforwards totaled $213 million. Since we have not generated U.S. taxable income since 1997, we do not have a basis to conclude that future taxable earnings are likely to be available to utilize benefits associated with loss carryforwards. Accordingly, through December 31, 2004, we have reduced our deferred tax assets for U.S. operations by $56 million. Further, we do not expect to recognize additional U.S. tax benefits for future losses until we realize taxable income or generate additional deferred tax liabilities for temporary differences. If there is a material change in the effective tax rates or time period when temporary difference become taxable or deductible, we may have to additionally reduce all or a significant portion of our deferred tax assets.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to fourteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

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

Terra enters into derivative instruments including future contracts, swap agreements, and purchased options to cap or fix prices for a portion of natural gas production requirements. Terra uses similar derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. Terra has designated, documented and assessed accounting hedge relationships, which mostly resulted in cash flow hedges that require the recording of the derivative assets or liabilities at their fair value on the balance sheet with an offset in other comprehensive income. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

RESULTS OF CONTINUING OPERATIONS—2004 COMPARED WITH 2003

Consolidated Results

We reported 2004 net income of $67.6 million on revenues of $1,509 million compared with a 2003 net loss of $12.5 million on revenues of $1,351 million. Diluted income (loss) per share for 2004 was $0.85 compared with $(0.16) for 2003. Results for 2004 and 2003 were favorably affected by income tax benefits of $27.9 million and $36.4 million, respectively, for reduced assessments by a foreign taxing authority and reversals of tax reserves established in prior years.

The 2004 net income also included $11.6 million attributable to an insurance recovery of product claim costs (representing $17.9 million of operating income less $6.3 million of related income taxes) and a $11.1 million loss from the early retirement of long-term debt primarily related to our redemption of $70.7 million in Second Priority Senior Secured Notes due 2010 (there were no tax benefits associated with this loss).

The 2003 net loss included a $27.0 million net charge for the impairment of our Blytheville facility (representing $53.1 million impairment charge to operating income less $9.9 million allocated to minority interest and $16.2 million income tax benefit).

We classify our operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products segment represents the sale of nitrogen products including that produced at our ammonia manufacturing and upgrading facilities. The Methanol segment represents sales of methanol including that produced at our two methanol manufacturing facilities.

MCC revenues and expense are included from the December 21, 2004 acquisition date and are not material.

Total revenues and operating income (loss) by segment for the years ended December 31, 2004 and 2003 follow:

(in thousands)	2004	2003
Revenues:
Nitrogen products	$1,320,142	$1,139,379
Methanol	186,823	209,870
Other revenues	2,145	1,806

	$1,509,110	$1,351,055

Operating Income (Loss):
Nitrogen products	$138,745	$33,721
Impairment of long-lived assets (nitrogen products)	—	(53,091)
Methanol	1,479	1,866
Other expense—net	(5,478)	(6,056)

	$134,746	$(23,560)

Nitrogen Products

Volumes and prices for 2004 and 2003 follow:

Volumes and Prices	2004		2003
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	1,391	$266	1,400	$229
Nitrogen solutions	3,869	120	3,840	99
Urea	376	195	545	173
Ammonium nitrate	988	178	934	142

*	After deducting outbound freight costs

Nitrogen products revenues increased by $181 million to $1,320 million for 2004 compared with $1,139 million for 2003 primarily as the result of higher sales prices. Selling prices were higher as the result of increased demand and lower fertilizer supplies caused by industry-wide production curtailments since mid-2003. Price increases also reflected higher imported product costs as the result of U.S. currency declines relative to other currencies and increased international freight rates. Sales volumes in 2004 were lower than those of the previous year due mostly to the Blytheville production facility’s permanent closure in May 2004.

Nitrogen products operating income, excluding 2003 charges for the impairment of long-lived assets, increased by $105.0 million to $138.7 million for 2004 from $33.7 million for 2003. Higher selling prices and recovery of product claim costs contributed $180.4 million and $17.9 million, respectively, to 2004 operating income. These factors were partly offset by higher natural gas costs and increased expenses.

Natural gas costs increased $76.1 million from 2004 as unit costs, net of forward pricing gains and losses, were $5.37 per million British thermal units (“MMBtu”) during 2004 compared to $4.76/MMBtu during 2003. As a result of forward price contracts, 2004 natural gas costs for the nitrogen products segment were $14.6 million lower than spot prices.

Selling, general and administrative expenses assigned to the nitrogen products business segment totaled $41.9 million for 2004 compared to $30.2 million for 2003. The increase is primarily due to incentive pay accruals based on net income, professional fees associated with Sarbanes-Oxley compliance and changes in the allocation methods of centralized expense centers between the nitrogen products and methanol business segments. During 2003, $5.6 million of our selling, general and administrative expenses were allocated to the methanol business segment. Those allocations were discontinued in 2004 as a result of contracts transferring the marketing rights for our methanol production to Methanex.

Impairment of Long-Lived Assets

During 2003, we recorded a $53.1 million charge for the impairment of the Blytheville facility as we concluded that future market conditions may not justify ongoing investment in the maintenance and replacement capital required to operate the Blytheville facility for its established useful life. The Blytheville production capabilities were permanently closed in May 2004.

Methanol

Methanol revenues were $186 million for the year ended December 31,2004. Approximately 85% of 2004 methanol revenues were realized under a contract providing Methanex with exclusive rights to all methanol production at our Beaumont facility. That contract was executed in December 2003 and requires us to sell the Beaumont production to Methanex at a price which will generally approximate cash production costs. In addition, Methanex pays us one-half of the cash margin attributable to Beaumont’s production based on realized methanol prices and actual natural gas costs. Other contract-related 2004 revenues include amounts received at signing that are deferred and recognized over the life of the contract on a straight-line basis.

During 2004, we realized $8.2 million of margin-sharing and deferred revenues under the Methanex contract. Methanol 2004 operating income also includes depreciation charges related to the Beaumont facility and earnings realized on methanol sales from our Woodward facility.

During 2003, methanol segment revenues were derived from market-based sales to third-party customers. Operating income was largely a function of revenues over production costs, including natural gas, and operating expenses.

Other Operating Activities—Net

We had $5.5 million of charges from other operating activities in 2004 compared to $6.1 million in 2003. These losses represent charges for amortization of deferred financing costs and legal fees related to general corporate activities not allocable to any particular business segment.

Interest Expense—Net

Net interest expense was $49.8 million in 2004 compared with $54.5 million in 2003. The reduction in interest expense primarily related to higher cash balances and the fourth quarter $70.7 million redemption of Senior Notes due in 2010.

Minority Interest

Minority interest represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2004 minority interest charge of $11.2 million reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated operating results. Minority interest benefits of $8.6 million were recorded in 2003 as the result of TNCLP losses, which included an impairment charge for the Blytheville facility. These amounts are directly related to TNCLP losses and earnings.

Income Taxes

Terra’s income tax benefit was $5.0 million in 2004 and included reductions to tax reserves totaling $27.9 million for a reduced assessment by a foreign taxing authority. The 2004 benefit was net of a $2.5 million charge to eliminate tax benefits associated with U.S. losses for reasons discussed more fully under “Critical Accounting Policies”.

Terra’s income tax benefit was $57.0 million in 2003 and also included reductions to tax reserves totaling $36.4 million for a reduced assessment by a foreign taxing authority and reversal of tax reserves provided in prior years. The 2003 benefit was reduced $0.8 million to eliminate tax benefits associated with U.S. losses.

RESULTS OF CONTINUING OPERATIONS—2003 COMPARED WITH 2002

Consolidated Results

We reported a 2003 loss from continuing operations of $12.5 million on revenues of $1,351 million compared with a loss from continuing operation of $36.2 million on revenues of $1,044 million in 2002. Basic and diluted loss per share from continuing operations for 2003 was $0.16 compared with $0.48 for 2002. The 2003 net loss included a $27.0 million net charge for the impairment of our Blytheville facility (representing a $53.1 million impairment charge to operating income less $9.9 million allocated to minority interest and $16.2 million of income tax benefit). The 2003 net loss was reduced by $36.4 million of income tax benefits for a reduced assessment by a foreign taxing authority and reversals of tax reserves established in prior years.

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

Nitrogen products revenues increased by $255 million to $1,139 million for 2003 compared with $884 million in 2002 as the result of higher sales prices, partially offset by lower sales volumes. Sales prices were higher as the result of lower fertilizer supplies caused by increased demand and industry-wide production curtailments. Sales volumes in 2004 were lower than the previous year due to our own production curtailments including a decision to suspend production during the 2003 third quarter at the Blytheville facility because of high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices.

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

Impairment of Long-Lived Assets

On June 26, 2003, we suspended production at our Blytheville facility due to expectations that the facility would not cover its cash costs because of continuing high natural gas costs and the seasonal decline in nitrogen fertilizer demand and prices. In response to this action, and as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal of Long-Lived Assets”, a $53.1 million charge was recorded during the second quarter as discussed more fully above.

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

Other Operating Activities—Net

We had $6.1 million of charges from other operating activities in 2003 compared to $3.4 million in 2002. These losses represent charges for amortization of deferred financing costs and legal fees related to general corporate activities not allocable to any particular business segment. The increased 2003 loss from 2002 was primarily due to amortization of financing costs on the 2003 refinancing of Senior Notes due in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of funds are to fund our working capital requirements, make payments on our debt and other obligations and make payments for plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.

During 2004, cash and short-term investments increased $146.5 million. Net cash provided by operating activities was $211.5 million. Cash provided from financing activities was $34.7 million, primarily for the $120 million issuance of Series A Perpetual Preferred Shares less the redemption of $70.7 million of Senior Notes due in 2010. Cash used for investing activities was $100.6 million, primarily for acquisition of Mississippi Chemical Corporation (“MCC”) as well as capital expenditures and plant turnaround costs.

Net cash provided by 2004 operating activities was $211.5 million, composed of $170.0 million of cash provided from operating activities and $41.5 million provided by lower net working capital balances. Net working capital balances declined primarily due to an increase in customer prepayments as the result of higher prices and demand for such arrangements. We had $115.3 million in customer prepayments at December 31, 2004 for the selling price and delivery costs of nitrogen products that we will deliver during the 2005 first half.

On December 21, 2004, we acquired the outstanding common stock of MCC for a combination of our common shares, Series B preferred shares and cash totaling $54.2 million. In addition, we assumed $125 million of MCC’s existing debt obligations, $34.1 million of unfunded pension liabilities and net deferred tax liabilities of $41.6 million. The Series B preferred shares have a liquidation value of $17.3 million and we have the option to redeem the Series B shares for 2.1 million common shares at any time before October 21, 2005. If the Series B preferred shares are not redeemed, the shares will earn a cumulative dividend equal to 1.75% plus the October 21, 2005 yield on our Second Priority Senior Secured Notes due 2010. The MCC debt obligations were amended to extend their maturity to December 21, 2008 and are repayable at 102.4% of par. The MCC debt obligations bear cash interest at the higher of a floating base rate plus 4.6% and 9.56%. We also provided the debt holders five-year warrants to purchase 4.0 million of our common shares at $5.48 per share, which were valued at $21.1 million at MCC closing. The MCC debt obligations, which are secured by certain MCC assets, also require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates.

On February 22, 2005, we announced plans to prepay $50 million of the MCC debt obligations on March 21, 2005.

During the 2004 fourth quarter, we issued 4.25% Cumulative Convertible Perpetual Series A Preferred Shares with a liquidation value of $120 million for net proceeds of $115.8 million. The Series A preferred shares are not redeemable by us, are convertible into our common stock at a conversion price of $9.96 per common share at the option of the holder and may at our option be automatically converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of the Company, holders of the Series A preferred shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A preferred shares to exchange their shares for convertible subordinated debentures with similar terms.

On November 15, 2004, we redeemed $70.7 million Second Priority Senior Secured Notes due 2010 for $78.8 million, including redemption premiums.

During 2004 and 2003, we funded plant and equipment purchases of $18.5 million and $8.6 million, respectively, primarily for replacement or stay-in-business capital needs. We expect 2005 plant and equipment purchases to approximate $25 million consisting primarily of expenditures for replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $28.9 million and $28.1 million of plant turnaround costs in 2004 and 2003. We estimate 2005 plant turnaround costs will approximate $35 million.

On December 21, 2004, we entered into revolving credit facilities totaling $200 million that expire in June 2008. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of our consolidated subsidiaries. At December 31, 2004, borrowing availabilities exceeded the credit facilities’ $200 million maximum. There were no outstanding revolving credit borrowings and there were $31.0 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $169.0 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.

Our ability to meet credit facility covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Access to adequate bank facilities is critical to funding our operating cash needs. Based on our December 31, 2004 financial position and current market conditions for our finished products and natural gas, we anticipate that we will be able to meet our covenants through 2005.

Our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

Contractual obligations and commitments to make future payments were as follows at December 31, 2004:

	Payments Due In
(in millions)	Less than One Year	One to Three Years	Three to Five Years	Thereafter
Long-term debt	$—	$—	$328.0	$131.3
Operating leases	16.1	21.6	9.6	4.4
Capital lease obligations	0.2	—	—	—
Interest expense on fixed rate debt	52.8	105.6	61.5	7.5
Ammonia purchase contract (1)	96.0	192.0	192.0	80.0
Other purchase obligations	30.4	—	—	—

Total	$195.5	$319.2	$591.1	$223.2

(1)	We have a contractual obligation to purchase one-half of the ammonia produced by Point Lisas Nitrogen Limited, our 50-50 joint venture ammonia plant located in Trinidad. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. Obligations in the above table are based on purchasing 360,000 short tons per year at the December 2004 average price paid. This contract expires in October 2010.

Our pension liabilities were $428 million at December 31, 2004, which was $138 million higher than our pension plan assets. The pension liability was computed based on a 5.7% discount rate, which was based on yields for high-quality corporate bonds (Moody’s Investor Service “AA” rated or equivalent) with a maturity approximating the duration of our pension liability. Future declines in comparable bond yields would increase our pension liability and future increases in bond yields would decrease our pension liability. Our pension liability net of plan assets could increase or decrease depending on the extent that returns on pension plan assets are lower or higher than the discount rate. In addition, the pension liability for our U.K. pension plan, which includes provisions to adjust benefit payments for general inflation rates, was estimated based on a 3% inflation rate. Our pension liability could increase or decrease based on actual U.K. inflation rates. Our cash contributions to pension plans were $16.5 million in 2004 and are estimated at $10 million in 2005 and 2006. Actual contributions could vary from these estimates depending on actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $13.8 million in 2004. Because environmental, health and safety regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. We do not expect compliance with such regulations will have a material adverse effect on the results of operations, financial position or net cash flows.

We incurred $2.4 million of 2004 capital expenditures to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. We estimate that the cost of complying with these existing requirements in 2005 and beyond will be less than $20 million, including the plants acquired in the MCC acquisition.

We own 75.1% of the common units of TNCLP which, in accordance with the partnership agreement, permits us to call all common units that we do not own.

During 2004, 2003 and 2002, we distributed $8.1 million, $1.2 million and $1.8 million, respectively, to the minority TNCLP common unitholders. In addition, $3.0 million of distributions are payable to the minority TNCLP common unitholders on February 28, 2005. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

Cash balances at December 31, 2004 were $233.8 million, all of which is unrestricted.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The impact of the adoption on the company’s financial position or net income was not material.

In November 2004, the FASB issued Statement of Financial Standards (“SFAS”) No. 151 “An Amendment of ARB No. 43, Chapter 4”. The statement clarifies the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) that should be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29”. The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the company are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This standard eliminated the alternative of accounting for share-based compensation using APB Opinion No. 25. The revised standard generally requires the recognition of the cost of employee services based on the grant date fair value of equity or liability instruments issued. The effective date of the statement is effective for interim periods beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $429,000 and has been reflected as an actuarial gain.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management and Financial Instruments

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We use derivative financial instruments to manage risk in the areas of (a) foreign currency fluctuations, (b) changes in natural gas prices and (c) changes in nitrogen prices and (d) changes in interest rates. See Note 16 to the Consolidated Financial Statements for additional information on the use of derivative financial instruments.

Our policy is to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. Our management may not engage in activities that expose Terra to speculative or non-operating risks and is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with our overall business objectives. Derivatives are used to manage operating risk within the limits established by our Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to manage exposure to interest rate fluctuations, to hedge specific assets and liabilities denominated in foreign currency, to hedge firm commitments and forecasted natural gas purchase transactions, to set a floor for nitrogen selling prices and to protect against foreign exchange rate movements between different currencies that impact revenue and earnings expressed in U.S. dollars.

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

Foreign Currency Fluctuations

Our policy is to manage risk associated with foreign currency fluctuations by entering into forward exchange and option contracts covering specific currency obligations or net foreign currency operating requirements, as appropriate. Such hedging is limited to the amounts and duration of the specific obligations being hedged and, in the case of operating requirements, no more than 75% of the forecasted requirements. The primary currencies to which we are exposed are the Canadian dollar and the British pound. At December 31, 2004, we had nominal forward currency positions that were matched with committed capital expenditures.

Natural Gas Prices—North American Operations

Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge 20%-80% of our natural gas requirements for the upcoming 12 months and up to 50% of requirements for the following 24-month period, provided that such arrangements would not result in costs greater than expected selling prices for our finished products. We notify the Board of Directors when we deviate from this policy. Annual North American natural gas requirements are approximately 106 million MMBtu. We have hedged 28% of our expected 2005 North American requirements and none of our requirements beyond December 31, 2005. The fair value of these instruments is estimated based on quoted market prices from brokers, realized gains or losses and our computations. These instruments and other natural gas positions fixed natural gas prices at $16.8 million more than published prices for December 31, 2004 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price. As of December 31, 2004 our market risk exposure related to future natural gas requirements being hedged was $8.6 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since we forward price only a portion of our natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments would be more than offset by lower costs for all natural gas we purchase.

Natural Gas Prices—Trinidad Operation

The natural gas requirements of Point Lisas Nitrogen Limited, an ammonia production joint venture in which Terra has a 50% interest, are supplied under contract with the Natural Gas Company of Trinidad and Tobago. The cost of natural gas to the joint venture fluctuates based on changes in the market price of ammonia.

Natural Gas Prices—United Kingdom Operations

To meet natural gas production requirements at our United Kingdom production facilities, we generally enter into one- or two-year gas supply contracts and fix prices for 20%-80% of total volume requirements. Annual procurement requirements for U.K. natural gas are approximately 26 million MMBtu. As of December 31, 2004, we had fixed-price contracts for 19% of our expected 2005 U.K. natural gas requirements and none of our 2006 natural gas requirements. Our U.K. fixed-price contracts for 2005 natural gas purchases were at prices $1.3 million higher than published prices for December 31, 2004 forward markets. We do not use derivative commodity instruments for our United Kingdom natural gas needs.

Nitrogen Prices

The prices for nitrogen products can be volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge no more than 20% of our expected production for the upcoming 12 months and no more than 50% of any single month’s expected production. We notify the Board of Directors when we exceed this policy. We have hedged less than 4% of our expected 2005 North American sales of nitrogen solutions. The fair value of these instruments is estimated based on quoted market prices from brokers, realized gains or losses and our computations. These instruments fixed nitrogen solution prices at $1.6 million less than published prices for December 31, 2004 forward markets.

Interest Rate Fluctuations

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We had no financial derivatives outstanding at December 31, 2004.

Interest Rate Sensitivity

	Expected Maturity Date
(in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-Term Debt
Senior Secured Notes, fixed rate ($US)	$—	$—	$—	$200.0	$—	$—	$200.0	$204.3
Average interest rate	12.88%	12.88%	12.88%	12.88%	—	—	—	—
Senior Second Priority Secured Notes, fixed rate ($US)	—	—	—	—	—	131.3	131.3	125.7
Average interest rate	11.50%	11.50%	11.50%	11.50%	11.50%	11.50%	—	—
Term debt floating rate ($US)	—	—	—	128.0	—	—	128.0	125.0
average interest rate	14.91%	14.91%	14.91%	14.91%	—	—	—	—
Other debt, various rates ($US)	0.2	0.2	—	—	—	—	0.4	0.4
Average interest rate	9.78%	9.96%	—	—	—	—	—	—

Total Long-Term Debt	$0.2	$0.2	$—	$328.0	$—	$131.3	$459.7	$455.4

Short-Term Borrowings
Revolving credit facility, notional amount ($US)	$150.0	$150.0	$150.0	$150.0	$—	$—	$—	$—
Variable interest rate, LIBOR based	4.34%	4.34%	4.34%	4.34%	—	—	—	—
TNLP revolving credit facility, notional amount (U.S)	$50.0	$50.0	$50.0	$50.0	—	—	—	—
Variable interest rate, LIBOR based	4.34%	4.34%	4.34%	4.34%	—	—	—	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Financial Position

	At December 31,
(in thousands)	2004	2003
Assets
Cash and short-term investments	$233,798	$87,334
Accounts receivable, less allowance for doubtful accounts of $262 and $87	150,271	133,480
Inventories	148,808	90,869
Other current assets	58,106	43,319

Total current assets	590,983	355,002

Property, plant and equipment, net	797,978	707,665
Deferred plant turnaround costs	33,897	28,103
Equity investments	215,939	2,255
Intangible assets	24,884	3,769
Other assets	21,827	28,268

Total assets	$1,685,508	$1,125,062

Liabilities
Debt due within one year	$167	$153
Accounts payable	119,571	79,563
Accrued and other current liabilities	220,195	142,338

Total current liabilities	339,933	222,054

Long-term debt and capital lease obligations	435,238	402,206
Deferred income taxes	58,224	17,831
Pension liabilities	119,570	63,453
Other liabilities	47,872	65,325
Minority interest	92,197	89,062

Total liabilities and minority interest	1,093,034	859,931

Commitments and contingencies (Note 14)	—	—

Preferred Shares - $137,269 liquidation value	133,069	—

Common Stockholders’ Equity
Capital stock Common Shares, authorized 133,500 shares; 92,944 and 77,563 shares outstanding	144,531	128,968
Paid-in capital	681,639	555,529
Accumulated other comprehensive loss	(55,994)	(44,596)
Unearned compensation	(2,568)	—
Accumulated deficit	(308,203)	(374,770)

Total stockholders’ equity	459,405	265,131

Total liabilities and stockholders’ equity	$1,685,508	$1,125,062

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-share amounts)	2004	2003	2002
Revenues
Net sales	$1,506,965	$1,349,249	$1,042,429
Other income, net	2,145	1,806	1,554

	1,509,110	1,351,055	1,043,983

Cost and Expenses
Cost of sales	1,348,077	1,281,663	1,009,970
Selling, general and administrative expense	44,190	39,861	39,420
Impairment of long-lived assets	—	53,091	—
Recovery of product claim costs	(17,903)	—	—

	1,374,364	1,374,615	1,049,390

Income (loss) from operations	134,746	(23,560)	(5,407)
Interest income	3,307	534	543
Interest expense	(53,134)	(55,072)	(53,800)
Loss on early retirement of debt	(11,116)	—	—

Income (loss) before income taxes and minority interest	73,803	(78,098)	(58,664)
Income tax benefit	5,000	57,000	24,000
Minority interest	(11,207)	8,617	(1,510)

Income (loss) from continuing operations	67,596	(12,481)	(36,174)
Discontinued operations, net of income taxes of $9.5 million	—	—	(16,183)
Cumulative effect of change in accounting principle	—	—	(205,968)

Net income (loss)	67,596	(12,481)	(258,325)
Preferred share dividends	(1,029)	—	—

Income (Loss) Available to Common Stockholders	$66,567	$(12,481)	$(258,325)

Basic Income (Loss) Per Share:
Continuing operations	$0.87	$(0.16)	$(0.48)
Discontinued operations	—	—	(0.22)
Cumulative effect of change in accounting principle	—	—	(2.73)

Basic Income (Loss) Per Share	$0.87	$(0.16)	$(3.43)

Diluted Income (Loss) Per Share:
Continuing operations	$0.85	$(0.16)	$(0.48)
Discontinued operations	—	—	(0.22)
Cumulative effect of change in accounting principle	—	—	(2.73)

Diluted Income (Loss) Per Share	$0.85	$(0.16)	$(3.43)

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2004	2003	2002
Operating Activities
Net income (loss)	$67,596	$(12,481)	$(258,325)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Impairment of long-lived assets	—	53,091	—
Loss from discontinued operations	—	—	16,183
Cumulative effect of change in accounting principle	—	—	205,968
Loss on early retirement of debt	2,985	—	—
Depreciation and amortization	102,230	107,370	105,856
Deferred income taxes	(2,236)	(60,516)	(29,246)
Minority interest in earnings (loss)	11,207	(8,617)	1,510
Recovery of product claim costs	(12,874)	—	—
Amortization of unearned compensation	1,513	—	—
Change in current assets and liabilities, net of acquisition:
Accounts receivable	27,647	(27,569)	2,929
Inventories	(11,352)	(354)	24,263
Other current assets	(21,470)	8,570	9,567
Accounts payable	8,046	(19,983)	17,461
Accrued and other liabilities	38,599	18,585	52,931
Deferred revenue	—	25,000	—
Other	(385)	(674)	(2,861)

Net Cash Flows from Operating Activities	211,506	82,422	146,236

Investing Activities
Purchase of property, plant and equipment	(18,472)	(8,639)	(25,186)
Plant turnaround costs	(28,878)	(28,080)	(24,260)
Acquisitions, net of cash acquired	(54,168)	—	—
Other	966	(9,603)	(6,632)

Net Cash Flows from Investing Activities	(100,552)	(46,322)	(56,078)

Financing Activities
Issuance of long-term debt	—	202,000	—
Principal payments on long-term debt and capital lease obligations	(70,854)	(200,142)	(36,101)
Preferred share issuance, net of $4,200 issuance costs	115,800	—	—
Common stock issuance	447	68	37
Distributions to minority interests	(8,072)	(1,153)	(1,846)
Deferred financing costs	(2,598)	(8,581)	(1,173)

Net Cash Flows from Financing Activities	34,723	(7,808)	(39,083)

Effect of Exchange Rate Changes on Cash	787	563	279

Increase in Cash and Short-Term Investments	146,464	28,855	51,354
Cash and Short-Term Investments at Beginning of Year	87,334	58,479	7,125

Cash and Short-Term Investments at End of Year	$233,798	$87,334	$58,479

Supplemental disclosure of cash flow information:
Interest Paid	$50,455	$50,983	$54,267

Income Taxes Received (paid)	$(1,123)	$(4,297)	$5,292

Supplemental schedule of non-cash investing and financing activities:
Consideration to fund acquisitions:
Common shares	135,750	—	—
Series B preferred shares	17,269	—	—
Assumed debt	125,000	—	—
Stock Incentive Plan	2,908	608	571
Capital Lease Obligations	$—	$—	$292

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Common Stockholders’ Equity

(in thousands)	Comprehensive Income (Loss)	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Unearned Compensation	Accumulated (Deficit)	Total
		Shares	Amount
January 1, 2002		76,451	$128,363	$554,850	$(78,470)	—	$(103,964)	$500,779
Comprehensive Income (Loss):
Net loss	$(258,325)	—	—	—	—	—	(258,325)	(258,325)
Foreign currency translation adjustments	24,514	—	—	—	24,514	—	—	24,514
Change in fair value of derivatives, net of taxes of $5,414	8,490	—	—	—	8,490	—	—	8,490
Minimum pension liability, net of taxes of $10,053	(18,202)	—	—	—	(18,202)	—	—	(18,202)

Total	$(243,523)

Exercise of stock options, net		26	26	11	—	—	—	37
Stock Incentive Plan		443	265	306	—	—	—	571

December 31, 2002		76,920	128,654	555,167	(63,668)	—	(362,289)	257,864

Comprehensive Income (Loss):
Net loss	$(12,481)	—	—	—	—	—	(12,481)	(12,481)
Foreign currency translation adjustments	27,631	—	—	—	27,631	—	—	27,631
Change in fair value of derivatives, net of taxes of $614	1	—	—	—	1	—	—	1
Minimum pension liability, net of taxes of $1,806	(8,560)	—	—	—	(8,560)	—	—	(8,560)

Total	$6,591

Exercise of stock—options, net		48	48	20	—	—	—	68
Stock Incentive Plan		595	266	342	—	—	—	608

December 31, 2003		77,563	128,968	555,529	(44,596)	—	(374,770)	265,131

Comprehensive Income (Loss):
Net income	$67,596	—	—	—	—	—	67,596	67,596
Foreign currency translation adjustments	25,216	—	—	—	25,216	—	—	25,216
Change in fair value of derivatives, net of taxes of $690	(23,286)	—	—	—	(23,286)	—	—	(23,286)
Minimum pension liability, net of taxes of $3,149	(13,328)	—	—	—	(13,328)	—	—	(13,328)

Total	$56,198

Preferred share dividends		—	—	—	—	—	(1,029)	(1,029)
Issuance of common stock		14,995	14,995	120,755	—	—	—	135,750
Exercise of stock options		198	198	249	—	—	—	447
Restricted stock		238	370	5,106	—	(4,081)	—	1,395
Amortization of unearned compensation		—	—	—	—	1,513	—	1,513

December 31, 2004		92,994	$144,531	$681,639	$(55,994)	$(2,568)	$(308,203)	$459,405

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

Amortization expense of $24.1 million, $29.0 million and $24.3 million was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

Equity investments: Equity investments, as described in Note 8, are carried at original cost adjusted for our proportionate share of the investees’s income, losses and distributions. We periodically assess the carrying value of our equity investment and will record a loss on equity investments when management concludes a decline in the fair value of the investment is other than temporary.

Intangible assets: Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to fourteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Debt issuance costs: The costs related to the issuance of debt are amortized over the life of the debt on a straight-line method, which approximates the effective interest method.

Amortization expense of deferred financing costs of $4.1 million, $3.8 million and $2.8 million was recorded for the years ended 2004, 2003 and 2002, respectively. The estimated amortization expense is $3.8 million, $3.8 million, $3.8 million, $2.6 million and $0.7 million for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

Terra enters into derivative instruments including future contracts, swap agreements and purchased options to fix prices for a portion of future natural gas production requirements. Terra uses similar derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. Terra has designated, documented and assessed for hedge relationships, which mostly resulted in cash flow hedges that require Terra to record the derivatives assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income as (“OCI”). Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains or losses are recorded.

Accumulated other comprehensive (income) loss: Accumulated other comprehensive loss consisted of the following at December 31:

(in thousands)	2004	2003
Foreign currency translation adjustment	$(14,287)	$10,927
Derivatives, net of taxes of $(2,575) and $(3,266)	19,307	(3,979)
Minimum pension liability, net of taxes of $22,265 and $19,116	50,974	37,648

Total	$55,994	$44,596

Revenue recognition: Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenues include amounts paid by customers for shipping and handling. Revenues include gains or losses associated with the settlement of nitrogen derivative contracts.

Cost of sales and hedging transactions: Realized gains and losses from hedging activities and premiums paid for option contracts are deferred and recognized in the month to which the hedged transactions relate (see Note 16—Derivative Financial Instruments).

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

The pro forma impact on net loss and diluted loss per share of accounting for stock-based compensation using the fair value method required by SFAS 123, follows:

(in thousands, except per-share data)	2004	2003	2002
Income (loss) available to common shareholders, as reported	$66,567	$(12,481)	$(258,325)
Add: Stock based employee compensation expense included in reported income, net of related tax effects	1,205	1,224	900
Deduct: Stock based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,205)	(1,224)	(900)

Pro forma income (loss) available to common shareholders	$66,567	$(12,481)	$(258,325)

Earnings (loss) per share:
Basic – as reported	$0.87	$(0.16)	$(3.43)
Basic – pro forma	0.87	(0.16)	(3.43)

Diluted – as reported	$0.85	$(0.16)	$(3.43)
Diluted – pro forma	0.85	(0.16)	(3.43)

Per share results: Basic earnings per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including convertible preferred shares, stock options, restricted shares and contingent shares.

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

Recently issued accounting standards: In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The impact of the adoption on the company’s financial position or net income was not material.

In November 2004, the FASB issued Statement of Financial Standards (“SFAS”) No. 151 “An Amendment of ARB No. 43, Chapter 4”. The statement clarifies the abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) that should be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal years beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29”. The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the company are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This standard eliminated the alternative of accounting for share-based compensation using APB Opinion No. 25. The revised standard generally requires the recognition of the cost of employee services based on the grant date fair value of equity or liability instruments issued. The statement is effective for interim periods beginning after June 15, 2005. The impact of the adoption on the company’s financial position or net income has not been determined.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $429,000 and has been reflected as an actuarial gain.

2. Acquisition

On December 21, 2004, Terra acquired Mississippi Chemical Corporation (“MCC”) for a purchase price valued at $210.6 million consisting of 15 million common shares, 172,690 Series B preferred shares and cash of $54.2 million, including costs directly related to the acquisition. MCC manufactures nitrogen-based fertilizers and industrial use products and has a 50% ownership interest in Point Lisas Nitrogen Limited, which operates an ammonia production plant in Trinidad, and has a 50% interest in an ammonia storage joint venture located in Houston, Texas. In connection with the acquisition, Terra assumed $125.0 million of MCC long-term debt and $34.1 million of unfunded pension liabilities. The following table summarizes the estimated fair market values of the assets acquired and the liabilities assumed at the acquisition date:

(in thousands)
Current assets	$97,278
Property, plant and equipment	124,528
Equity investments	213,300
Intangible assets	15,550

Total assets acquired	450,656

Current liabilities	37,169
Long-term debt	125,000
Pension and other long-term liabilities	36,314
Deferred income taxes	41,574

Total liabilities assumed	240,057

Net Assets acquired	$210,599

Intangible assets acquired represent customer relationships that will be amortized on a straight-line basis over a period of approximately seven years.

MCC and certain of its subsidiaries had filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code in May 2003. MCC emerged from Chapter 11 effective with its acquisition by Terra. The acquisition has been accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired based upon their estimated fair market values. This allocation was based on preliminary estimates and may be revised at a later date.

The following represents unaudited pro forma summary results of operations as if the acquisition of MCC had occurred at the beginning of 2003.

	Year ended December 31,
(in thousands, except per share data)	2004	2003
Revenues	$1,886,953	$1,637,873
Operating income (loss)	179,349	(81,016)
Net income (loss)	78,204	(85,886)
Basic income (loss) per share	0.85	(1.10)

Selected costs included above:
Interest expense	72,639	74,575
Depreciation and amortization	117,994	124,005
Impairment losses included above	—	116,003

The pro forma operating results were adjusted to include depreciation of the fair value of acquired assets based on estimated useful lives at the acquisition dates, amortization of intangible assets, interest expense on acquisition borrowings, the issuance of common stock and the effect of income taxes. Pro forma operating results were also adjusted to exclude MCC discontinued operations as well as reorganization expenses and gains on the extinguishment of pre-petition liabilities in connection with its emergence from Chapter 11.

The pro forma information listed above does not purport to be indicative of the results that would have been obtained if the operations were combined during the above periods, and is not intended to be a projection of future operating results or trends.

3. Cumulative Effect of Change in Accounting Principle

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

(in thousands, except per-share data)	2001
Reported net loss	$(79,843)
Goodwill amortization, net of taxes	18,829

Adjusted net loss	$(61,014)

Reported basic and diluted loss per share	$(1.06)
Goodwill amortization, net of taxes	0.25

Adjusted basic and diluted loss per share	$(0.81)

4. Earnings Per Share

The following table provides a calculation of Basic and Diluted Income (Loss) Per Share.

(in thousands, except per-share data)	2004	2003	2002
Basic income (loss) per share computation:
Income (loss) from continuing operations	$67,596	$(12,481)	$(36,174)
Less: Preferred share dividends	(1,029)	—	—

Income (loss) available to common shareholders	66,567	(12,481)	(36,174)
Discontinued operations	—	—	(16,183)
Cumulative effect of change in accounting principle	—	—	(205,968)

Income (loss) available to common shareholders	$66,567	$(12,481)	$(258,325)

Weighted average shares outstanding	76,478	75,676	75,349

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.87	$(0.16)	$(0.48)
Discontinued operations	—	—	(0.22)
Cumulative effect of change in accounting principle	—	—	(2.73)

	$0.87	$(0.16)	$(3.43)

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$66,567	$(12,481)	$(36,174)
Add: Preferred share dividends	1,029	—	—

Income (loss) available to common shareholders	67,596	(12,481)	(36,174)
Discontinued operations	—	—	(16,183)
Cumulative effect of change in accounting principle	—	—	(205,968)

Income (loss) available to common shareholders and assumed conversions	$67,596	$(12,481)	$(258,325)

Weighted average shares outstanding	76,478	75,676	75,349
Add incremental shares from assumed conversions:
4.25% Series A Cumulative Perpetual Preferred Shares	2,365	—	—
Restricted stock	750	—	—
Common stock options	208	—	—
Series B Redeemable Preferred Shares	58	—	—

Dilutive potential common shares	79,859	75,676	75,349

Diluted income (loss) per potential common share:
Income (loss) from continuing operations	$0.85	$(0.16)	$(0.48)
Discontinued operations	—	—	(0.22)
Cumulative effect of change in accounting principle	—	—	(2.73)

	$0.85	$(0.16)	$(3.43)

Common stock options totaling 0.1 million, 0.9 million and 1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively were excluded from the computation of diluted earnings per share because the exercise prices of those options exceeded the average market price of Terra’s stock for the respective periods, and the effect of their inclusion would be antidilutive.

5. Inventories

Inventories consisted of the following at December 31:

(in thousands)	2004	2003
Raw materials	$38,386	$22,937
Supplies	36,543	26,058
Finished goods	73,879	41,874

Total	$148,808	$90,869

6. Other Current Assets

Other current assets consisted of the following at December 31:

(in thousands)	2004	2003
Prepaid insurance	$9,953	$13,894
Prepaid natural gas	26,667	13,781
Deferred gains on natural gas hedges	—	8,164
Income taxes recoverable	11,500	—
Other current assets	9,986	7,480

Total	$58,106	$43,319

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(in thousands)	2004	2003
Land	$29,981	$14,153
Buildings and improvements	52,280	52,057
Plant and equipment	1,349,862	1,206,407
Capital lease assets	571	571
Construction in progress	15,346	6,457

	1,448,040	1,279,645
Less accumulated depreciation and amortization	(650,062)	(571,980)

Total	$797,978	$707,665

8. Equity Investments

Terra’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2, located in Verdigris, Oklahoma which produces CO2 at Terra’s plant. These investments amounted to $215.9 million and $2.3 million at December 31, 2004 and 2003, respectively.

The combined results of operations and financial position of the Terra’s equity basis investments are summarized below:

(in thousands)	2004	2003
Condensed income statement information:
Net sales	$6,664	$4,328

Net income	$1,788	$1,608

Terra’s equity in net income of affiliates	$893	$803

Condensed balance sheet information:
Current assets	$60,747	$1,403
Long-lived assets	251,488	3,333

Total assets	$312,235	$4,736

Current liabilities	$15,221	$648
Long-term liabilities	527	978
Equity	296,487	3,110

Total liabilities and equity	$312,235	$4,736

The carrying value of these investments at December 31, 2004 was $67.7 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to affiliate fixed asset values and will be amortized over a period of approximately 15 years.

9. Recovery of Product Claim Costs

Appeals of a Federal court decision ordering our insurer to pay all of our past and future judgments, settlements and other associated costs arising from a 1998 recall of carbonated beverages containing carbon dioxide tainted with benzene were exhausted in our favor during 2004. Accordingly, we recorded the recovery of product claim costs totaling $17.9 million through the elimination of remaining reserves originally established for these claims and the recognition of additional amounts received from the insurer for claims previously paid by us.

10. Current Maturities of Long-Term Debt and Capital Lease Obligations

Debt due within one year consisted of the following at December 31:

(in thousands)	2004	2003
Current maturities of long-term debt and capital lease obligations	$167	$153

Weighted average short-term borrowings	$—	$12,353

Weighted average interest rate	—	4.8%

Terra has revolving credit facilities totaling $200 million that expire June 30, 2008. The revolving credit facility is secured by substantially all of the assets of Terra Industries Inc. and its subsidiaries other than the assets collateralizing the Senior Secured Notes. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate, which can be either a base rate, or, at Terra’s option, a LIBOR rate, which was 2.4% at December 31, 2004. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margin for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at December 31, 2004. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At December 31, 2004, Terra had no outstanding revolving credit borrowings and $31.0 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $169.0 million under the facilities. Terra expects the facility to be adequate to meet operating cash needs. The credit facilities also requires that Terra adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If Terra’s borrowing availability falls below $60 million, Terra is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

11. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31:

(in thousands)	2004	2003
Customer deposits	$115,347	$71,852
Deferred losses on natural gas hedges	16,852	4,526
Warrants issued in conjunction with acquisition	21,100	—
Payroll and benefit costs	19,208	6,602
Pension liabilities	9,641	20,403
Deferred taxes	5,133	3,230
Accrued jury award	—	12,220
Accrued interest	7,044	7,450
Deferred revenue	4,779	5,000
Other	21,091	11,055

Total	$220,195	$142,338

12. Other Liabilities

Other liabilities consisted of the following at December 31:

(in thousands)	2004	2003
Discontinued operations reserve	$25,356	$26,149
Post retirement benefits	7,161	8,443
Product claim costs reserve and other	—	10,733
Deferred revenue	15,355	20,000

Total	$47,872	$65,325

13. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at December 31:

(in thousands)	2004	2003
Senior Secured Notes, 12.875%, due 2008	$200,000	$200,000
Term loan, due 2008, net of $24.1 million unamortized discount	103,900	—
Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	202,000
Other	205	359

	$435,405	$402,359
Less current maturities	167	153

Total	$435,238	$402,206

In connection with the December 2004 acquisition of MCC, Terra assumed obligations due under MCC’s $125.0 million bank term loan and provided the debt holders five-year warrants to purchase Terra’s common shares. The warrants were valued at $21.1 million, which was treated at a discount to the par value of the debt. The bank term loan bears cash interest on its par value at the higher of a floating base rate plus 4.6% and 9.56%. The loan is due December 21, 2008, is repayable at 102.4% of par and will cost 5.35% in addition to cash interest payments. The loan is secured by a first priority interest in ownership or leasehold interest in substantially all real property, machinery and equipment owned or leased by MCC and its subsidiaries. The MCC debt obligations also require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates.

During 2003, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $202 million of 11.5% Second Priority Senior Secured Notes due June 1, 2010. The notes were priced at 99.402% to yield 11.625% and are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. Fees and expenses of the transaction totaled $6.7 million. Part of the proceeds were used to repay existing debt. Terra redeemed $70.7 million of the 2010 notes during 2004. These notes and guarantees are secured by a second priority security interest in all domestic inventory, domestic accounts receivable, intellectual property of Terra Industries Inc. and its domestic subsidiaries and certain subsidiary capital stock. The security interest is second in priority to a first priority security interest in the same assets in favor of the lenders under our revolving credit facility and is shared equally and ratably with our outstanding 12.875% Senior Secured Notes due 2008. The Indenture governing these notes contains covenants that limit, among other things, our ability to: incur additional debt, pay dividends on common stock of Terra

Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital, Inc. or any guarantor), use assets as security in other transactions, sell any of our principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to us, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of our assets or merge with or into other companies, and reduce our insurance coverage. In addition, we are obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.

On October 10, 2001, TCAPI issued $200 million of 12.875% Senior Secured Notes due in 2008. The notes were priced at 99.43% to yield 13%. Fees and expenses of the transaction totaled $11.4 million. The proceeds were used to repay existing debt. The notes are secured by a first priority interest in ownership or leasehold interest in substantially all real property, machinery and equipment owned or leased by TCAPI and the guaranteeing subsidiaries, the limited partnership’s interest in Terra Nitrogen Company, L.P. (“TNCLP”) owned by TCAPI an the guaranteeing subsidiaries, and certain intercompany notes issued to TCAPI by non-guaranteeing subsidiaries. Payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Terra Industries Inc. (“Parent”) and its U.S. subsidiaries (“the Guarantor Subsidiaries”). Terra Nitrogen, Limited Partnership, TNCLP and the Parent’s foreign subsidiaries do not guarantee the notes (see Note 24—Guarantor Subsidiaries for condensed consolidating financial information). The Parents’ ability to receive dividends from its subsidiaries is limited by the revolving credit facility to amounts required for the funding of operating expenses and debt service (not to exceed $40 million per year), income tax payments on the earnings of TCAPI and its subsidiaries and liabilities associated with discontinued operations (not to exceed $5 million per year). The Indenture governing the Senior Secured Notes consists of covenants that limit, among other things, Terra’s ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital or any guarantor), use assets as security in other transactions, sell any of Terra’s principle production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by Terra’s restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of Terra’s assets or merge with or into other companies, and reduce Terra’s insurance coverage. In addition, Terra is obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.

Scheduled principal payments for each of the five years 2005 through 2009 are $0.2 million, $0.2 million, $0 million, $328.0 million and $0 million, respectively, and $131.3 million thereafter.

14. Commitments and Contingencies

Terra and its subsidiaries are committed to various non-cancelable operating leases for equipment, railcars and production, office and storage facilities expiring on various dates through 2017.

Total minimum rental payments are as follows:

(in thousands)
2005	$16,052
2006	11,315
2007	10,334
2008	5,672
2009	3,968
2010 and thereafter	4,322

Net minimum lease payments	$51,663

Total rental expense under all leases, including short-term cancelable operating leases, was $14.5 million, $16.4 million and $15.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Following is a summary of future minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2004:

(in thousands)
2005	$179
2006	39

Total minimum lease payments	$218
Less amount representing interest	13

Total present value of minimum payments	$205
Less current portion of such obligations	167

Long-term lease obligation	$38

The effective interest rates pertaining to the capital leases range from 6.8% to 13.9%.

Terra has a contractual agreement to purchase one-half of the ammonia produced by Point Lisas Nitrogen Limited, our 50-50 joint venture ammonia plant located in Trinidad. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. Assuming we purchase 360,000 short tons per year at the December 2004 average price paid, the annual purchase obligation would be $96.0 million. The contract expires in October 2010.

Terra is liable for retiree medical benefits of employees of coal mining operations sold in 1993, under the Coal Industry Retiree Health Benefit Act of 1992, which mandated liability for certain retiree medical benefits for union coal miners. Terra has provided reserves adequate to cover the estimated present-value of these liabilities at December 31, 2004.

Terra’s discontinued operations reserves at December 31, 2004, includes $23.8 million for expected future payments for the coal operation’s retirees and other former employees. Terra may recover a portion of these payments through its rights in bankruptcy against Harman Coal Company (a former coal subsidiary), and subject to damages received by Harman Coal Company through its on-going litigation with Massey Energy Company. No provision for such recoveries has been made in Terra’s financial statements.

Terra is involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of Terra’s operations, financial position or net cash flows.

15. Preferred Shares

The components of preferred shares outstanding at December 31, 2004 were as follows:

(in thousands)	Number of shares	Carrying Value
Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	120,000	$115,800

Series B Preferred Shares (750,000 shares authorized, $100 per share liquidation value)	172,690	17,269

Total		$133,069

During the 2004 fourth quarter, Terra issued 120,000 shares of cumulative convertible perpetual Series A preferred shares with a liquidation value of $1,000 per share for net proceeds of $115.8 million. Cumulative dividends of $10.625 per share are payable quarterly. The Series A preferred shares are not redeemable, but are convertible into Terra common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A shares may automatically be converted to common shares after December 20, 2009 if the closing price for Terra’s common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to Terra’s capital structure, including a change of control, merger, or sale of the Company, holders of the Series A preferred shares may require Terra to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. Terra also has the right, under certain conditions, to require holders of the Series A preferred shares to exchange their shares for convertible subordinated debentures with similar terms.

In connection with the acquisition of Mississippi Chemical Corporation on December 21, 2004, Terra issued 172,690 Series B preferred shares with a liquidation value of $100 per share. Terra has the option, subject to approval by its common shareholders, to redeem the Series B shares for 2.1 million common shares at any time before October 21, 2005. If the Series B preferred shares are not redeemed, the shares will earn a cumulative dividend equal to 1.75% plus the October 21, 2005 yield on Terra’s Second Priority Senior Secured Notes due 2010. Series B preferred shareholders have the right to redeem their shares for cash in the event of a change in control.

16. Derivative Financial Instruments

Terra manages risk using derivative financial instruments for (a) changes in natural gas supply prices (b) interest rate fluctuations (c) changes in nitrogen prices and (d) currency. Derivative financial instruments have credit risk and market risk.

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

Natural gas supplies to meet production requirements at Terra’s North American production facilities are purchased at market prices. Natural gas market prices are volatile and Terra effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical price are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas for Terra’s North American production facilities is purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

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

The following summarizes open natural gas derivative contracts at December 31, 2004 and 2003:

	2004		2003
(in thousands)	Contract MMBtu	Unrealized Gain (Loss)	Contract MMBtu	Unrealized Gain
Swaps	20,445	$(11,623)	14,000	$9,275
Options	9,220	(1,320)	4,790	(396)

	29,665	(12,943)	18,790	8,879

Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month in which the hedged transaction closes. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized losses on closed contracts relating to future periods as of December 31, 2004 were $3.9 million. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

Compared with spot prices, natural gas derivative activities reduced Terra’s 2004 natural gas costs by $19.4 million, increased 2003 natural gas costs by $6.9 million and reduced 2002 natural gas costs by $16.3 million.

The following table presents the carrying amounts and estimated fair values of Terra’s derivative financial instruments at December 31, 2004 and 2003. SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004		2003
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Natural gas	$(4.0)	$(16.8)	$3.6	$12.5

The following methods and assumptions were used to estimate the fair value of each class of derivative financial instrument:

Natural gas futures, swaps, options and basis swaps: Estimated based on published referenced prices and quoted market prices from brokers.

The activity to other comprehensive income, net of income taxes, relating to current period hedging transactions for the periods ended December 31, 2004 and 2003 follow:

(in thousands)	2004	2003
Beginning accumulated gain (loss)	$3,979	$3,978
Reclassification into earnings	(7,244)	(3,978)
Net change associated with current period hedging transactions	(16,042)	3,979

Ending accumulated gain (loss)	$(19,307)	$3,979

Approximately $16.0 million of the accumulated loss at December 31, 2004 will be reclassified into earnings during 2005.

17. Financial Instruments and Concentrations of Credit Risk

The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments at December 31, 2004 and 2003. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004		2003
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$233.8	$233.8	$87.3	$87.3
Receivables	150.3	150.3	133.5	133.5
Equity and other investments	215.9	215.9	2.3	2.3
Financial liabilities
Long-term debt	435.2	455.4	402.2	399.2
Preferred shares	133.1	133.1	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments

•	Equity and other investments: Investments in untraded companies are valued on the basis of management’s estimates and, when available, comparisons with similar companies whose shares are publicly traded.

•	Short-term borrowings and long-term debt: The fair value of Terra’s short-term borrowings and long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.

•	Preferred shares: Preferred shares are valued on the basis of market quotes, when available and management estimates based on comparisons with similar instruments that are publicly traded.

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

Financial Instruments: At December 31, 2004, Terra had letters of credit outstanding totaling $31.0 million, guaranteeing various insurance and financing activities.

18. Common Stockholders’ Equity

Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. At December 31, 2004, 1.8 million common shares were reserved for issuance upon award of restricted shares and exercise of employee stock options.

During 2004 and in connection with the MCC acquisition, Terra issued warrants to purchase 4.0 million of its common shares at $5.48 per share. These warrants were valued at $21.1 million at MCC closing. The value of the warrants is carried as a current liability pending shareholder approval to issue the underlying shares. Upon such approval, the warrant value will be reclassified to common stockholders’ equity.

Terra has authorized 16,500,000 Trust Shares for issuance. There were no Trust Shares outstanding at December 31, 2004.

19. Stock-Based Compensation

Terra accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, which utilizes the intrinsic value method. Compensation expense related to stock-based compensation was $1.2 million, $1.2 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Terra’s Stock Incentive Plan of 2002 authorized granting directors and key employees awards in the form of options, rights, performance units or restricted stock. The aggregate number of Common Shares that may be subject to awards under the plan may not exceed 3.5 million shares. There were no outstanding rights or performance units at December 31, 2004. Options generally may not be exercised prior to one year or more than 10 years from the date of grant. Stock options and restricted shares vest over specified periods, or in some cases upon the attainment, prior to a termination date, of pre-established market price objectives for Terra’s Common Shares. The restricted shares are entitled to normal voting rights and earn dividends as declared during the performance periods. At December 31, 2004, 1.8 million Common Shares were available for grant under the 2002 plan.

A summary of Terra’s stock-based compensation activity related to stock options for the years ended December 31 follows:

(options in thousands)

	2004		2003		2002
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding—beginning of year	930	$4.72	1,657	$5.28	2,084	$5.19
Expired/terminated	72	4.29	679	6.32	401	5.03
Exercised	198	2.26	48	1.43	26	1.43

Outstanding—end of year	660	$5.51	930	$4.72	1,657	$5.28

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

(options in thousands)
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $ 3.99	530	5.0 years	$3.74	530	$3.74
4.00 - 7.99	9	4.0	7.81	9	7.81
8.00 - 14.99	121	2.7	13.08	121	13.08

Total	660	4.6	$5.51	660	$5.51

No options were granted during 2004, 2003 and 2002.

There were 365,000 restricted shares granted during 2004 with a weighted average fair value of $5.99 per share, 684,000 restricted shares granted during 2003 with a weighted fair value of $1.46 per share and 599,000 restricted shares granted during 2001 with a weighted average fair value of $1.84 per share.

20. Retirement Benefit Plans

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

The components of net periodic pension expense follow:

(in thousands)	2004	2003	2002
Service cost	$2,731	$5,076	$6,182
Interest cost	15,669	13,323	13,073
Expected return on plan assets	(12,280)	(13,024)	(12,629)
Amortization of prior service cost	21	38	38
Amortization of actuarial loss	4,889	6,007	1,989
Amortization of net assets	49	(114)	(306)
Termination charge	—	1,773	1,535

Pension expense	$11,079	$13,079	$9,882

Terra has defined benefit plans in each country in which it has operations, namely the U.S., Canada and the U.K. Terra administers its plans to comply with the laws set forth by each country’s regulators.

In connection with the 2004 acquisition of MCC, Terra assumed the obligations of MCC’s pension plan which increased pension projected benefit obligations by $125.9 million and increased pension plan assets by $91.8 million. The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2004:

(in thousands)	U.S.	Canada	U.K.	Total
Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$118,246	$25,537	$116,473	$260,256
Service cost	1,947	784	—	2,731
Interest cost	7,123	1,610	6,936	15,669
Actuarial (gain) loss	6,208	—	13,072	19,280
Prior service cost	(428)	—	—	(428)
Acquisitions	125,931	—	—	125,931
Foreign currency exchange rate changes	—	1,862	9,620	11,482
Benefits paid	(5,095)	(644)	(1,113)	(6,852)

Projected benefit obligation—end of year	253,932	29,149	144,988	428,069

Change in Plan Assets
Fair value plan assets—beginning of year	60,396	21,667	83,087	165,150
Actual return on plan assets	3,448	1,670	8,986	14,104
Foreign currency exchange rate changes	—	1,631	6,762	8,393
Employer contribution	11,857	1,119	3,558	16,534
Participants’ contributions	—	—	7	7
Acquisitions	91,809	—	—	91,809
Benefits paid	(5,095)	(644)	(1,113)	(6,852)

Fair value plan assets—end of year	162,415	25,443	101,287	289,145

Funded Status	(91,517)	(3,706)	(43,701)	(138,924)
Unrecognized net actuarial loss	44,672	3,869	33,405	81,946
Unrecognized prior service cost	(383)	—	—	(383)
Contributions	163	—	—	163

Accrued benefit cost	$(47,065)	$163	$(10,296)	$(57,198)

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2003:

(in thousands)	U.S.	Canada	U.K.	Total
Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$101,942	$18,608	$105,102	$225,652
Service cost	1,587	648	2,841	5,076
Interest cost	6,733	1,427	5,163	13,323
Participants’ contributions	—	—	306	306
Termination charge	—	—	1,773	1,773
Actuarial (gain) loss	12,695	1,072	(7,462)	6,305
Foreign currency exchange rate changes	—	4,382	11,406	15,788
Benefits paid	(4,711)	(600)	(2,656)	(7,967)

Projected benefit obligation—end of year	118,246	25,537	116,473	260,256

Change in Plan Assets
Fair value plan assets—beginning of year	54,847	15,296	64,137	134,280
Actual return on plan assets	7,901	2,192	7,471	17,564
Foreign currency exchange rate changes	—	3,661	8,005	11,666
Employer contribution	2,359	1,118	5,824	9,301
Participants’ contributions	—	—	306	306
Benefits paid	(4,711)	(600)	(2,656)	(7,967)

Fair value plan assets—end of year	60,396	21,667	83,087	165,150

Funded Status	(57,850)	(3,870)	(33,386)	(95,106)
Unrecognized net actuarial loss	39,596	4,001	23,407	67,004
Unrecognized prior service cost	67	—	—	67
Unrecognized net transition asset	49	—	—	49
Contributions	416	—	764	1,180

Accrued benefit cost	$(17,722)	$131	$(9,215)	$(26,806)

The amount recognized in the balance sheet for the plans described above are as follows:

(in thousands)	2004	2003
Accrued benefit cost	$57,198	$26,806
Accumulated other comprehensive income	50,974	37,648
Deferred tax asset	22,265	19,116
Funding subsequent to valuation	(1,226)	(286)

Amount recognized	129,211	83,856
Less: current portion	(9,641)	(20,403)

Pension liabilities	$119,570	$63,453

The assumptions used to determine the actuarial present value of benefit obligations and pension expense during each of the years in the three-year period ended December 31 were as follows:

	2004	2003	2002
Weighted average discount rate	5.7%	5.8%	6.3%
Long-term per annum compensation increase	3.5%	3.5%	3.9%
Long-term return on plan assets	7.7%	7.5%	7.6%

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

The percentage of the Fair Market Value of the total plan assets for each major asset category of the plan’s assets is as follows:

	September 30,
	2004	2003
Asset Allocation
Equities	54.9%	50.8%
Bonds	36.0%	40.9%
Cash equivalents	9.1%	8.3%

	100.0%	100.0%

Terra expects to contribute $10 million to its pension plan and other postretirement benefit plan in 2005.

Future benefit payments include benefits payable under the MCC pension plan. The expected benefits to be paid from the pension plan are as follows:

(in thousands)	Payments
Estimated Future Benefit Payments
2005	$15,262
2006	15,720
2007	16,306
2008	16,799
2009	17,390
2010-2014	103,445

Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of Terra’s contributions to these plans totaled $1.5 million in 2004, $1.5 million in 2003 and $1.6 million in 2002.

21. Post-Retirement Benefits

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

The following table indicates the components of the post-retirement medical benefits obligation included in Terra’s Consolidated Statements of Financial Position at December 31:

(in thousands)	2004	2003
Change in Benefit Obligation
Projected benefit obligation—beginning of year	$2,986	$3,031
Service cost	11	8
Interest cost	172	195
Participants’ contributions	238	260
Amendments	899	—
Actuarial (gain) loss	316	31
Foreign currency exchange rate changes	50	113
Benefits paid	(501)	(652)

Projected benefit obligation—end of year	4,171	2,986

Change in Plan Assets
Fair value plan assets—beginning of year	—	—
Employer contribution	263	392
Participants’ contributions	238	260
Benefits paid	(501)	(652)

Fair value plan assets—end of year	—	—

Funded Status	(4,171)	(2,986)
Unrecognized net actuarial gain	(536)	(939)
Unrecognized prior service cost	978	73
Employer contribution	60	93

Accrued benefit cost	$(3,669)	$(3,759)

Net periodic post-retirement medical benefit (income) expense consisted of the following components:

(in thousands)	2004	2003	2002
Service cost	$11	$8	$8
Interest cost	172	195	215
Amortization of prior service cost	(43)	(40)	(36)
Amortization of actuarial gain	(45)	(43)	(50)

Post-retirement medical benefit expense	$95	$120	$137

Terra limits its future obligation for post-retirement medical benefits by capping at 5% the annual rate of increase in the cost of claims it assumes under the plan. The weighted average discount rate used in determining the accumulated post-retirement medical benefit obligation was 5.83% in 2004, 6.16% in 2003 and 6.75% in 2002. The assumed annual health care cost trend rate was 5% in 2002 and is assumed to remain at that level thereafter. The impact on the benefit obligation of a 1% increase in the assumed health care cost trend rate would be $22,000 while a 1% decline in the rate would decrease the benefit obligation by $379,000.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Although detailed regulations necessary to implement the Act have not yet been finalized, the company believes that certain drug benefits offered under postretirement health care plans will qualify for the subsidy under Medicare Part D. The subsidy will be based on approximately 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000. The effects of the subsidy were factored into the 2004 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $429,000 and has been reflected as an actuarial gain.

Future benefit payments expected to be paid for post-retirement medical benefits are as follows:

(in thousands)	Payments
2005	$397
2006	300
2007	277
2008	235
2009	213
2010-2014	1,261

22. Income Taxes

Components of the income tax provision (benefit) applicable to continuing operations are as follows:

(in thousands)	2004	2003	2002
Current:
Federal	$—	$—	$(28,863)
Foreign	1,058	398	218
State	—	—	(5,227)

	1,058	398	(33,872)

Deferred:
Federal	2,570	(79,400)	9,284
Foreign	(8,628)	22,002	(11)
State	—	—	599

	(6,058)	(57,398)	9,872

Total income tax benefit	$(5,000)	$(57,000)	$(24,000)

The following table reconciles the income tax provision (benefit) per the Consolidated Statements of Operations to the federal statutory provision:

(in thousands)	2004	2003	2002
Loss from continuing operations before taxes:
Domestic	$(7,516)	$(100,117)	$(60,345)
Foreign	70,112	30,636	171

	62,596	(69,481)	(60,174)

Statutory income tax provision (benefit):
Domestic	(2,631)	(34,915)	(21,121)
Foreign	21,934	9,785	208

	19,303	(25,130)	(20,913)
Reduction to foreign tax assessments and reserves	(27,877)	(36,421)	—
Foreign exchange gains	1,548	4,883	—
Non-deductible expenses, primarily goodwill	—	—	70
State and local income taxes	—	—	(2,353)
Valuation reserve	2,460	840	—
Other	(434)	(1,172)	(804)

Income tax benefit	$(5,000)	$(57,000)	$(24,000)

The tax effect of net operating loss (NOL), tax credit carryforwards and significant temporary differences between reported and taxable earnings that gave rise to net deferred tax assets (liabilities) were as follows:

in thousands)	2004	2003
Current deferred tax liability
Accrued liabilities	$(5,061)	$(3,106)
Inventory valuation	(72)	(124)

Net current deferred tax liability	(5,133)	(3,230)

Non-current deferred tax liability
Depreciation	(213,753)	(179,191)
Investments in partnership	(5,127)	(7,246)
Investment in affiliates	(39,183)	—
Foreign tax deposits	—	8,808
Unfunded employee benefits	10,465	17,751
Discontinued business costs	9,863	14,789
Valuation allowance	(56,490)	(46,017)
NOL, capital loss and tax credit carryforwards	212,954	154,471
Accumulated other comprehensive income	22,955	15,850
Other	92	2,954

Net noncurrent deferred tax liability	(58,224)	(17,831)

Net deferred tax liability	$(63,357)	$(21,061)

During 1996, after receiving a favorable ruling from Revenue Canada, Terra refreshed its tax basis in plants and equipment at its Canadian subsidiary by entering into a transaction with a Canadian subsidiary of Anglo American plc, resulting in a deferred tax asset. In 2000, Revenue Canada challenged the refreshed amount of this tax basis, and Terra established a reserve against the previously recorded tax asset. Terra contested Revenue Canada’s position and realized a reduction to the tax assessment during 2003 with a final settlement during 2004. In connection with the tax assessment reductions, final settlement of the issues and new company structure opportunities, Terra eliminated tax reserves of $27.9 million and $36.4 million in 2004 and 2003, respectively.

On December 20, 2004, Anglo American plc (“Anglo”), through its wholly-owned subsidiaries, completed sales of its interests in Terra. The sale of Anglo’s common shares resulted in a “change of control” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) for purposes of utilizing tax benefits from net operating loss carryforwards and certain other tax attributes available to us. As a result of the change of control, Terra will generally be limited to an annual loss carryforward utilization of $36.4 million. Consequently, realization of tax benefits from our operating loss carryforwards could be delayed by these limitations or could possibly be lost due to expiration of our carryforward periods beginning in 2018.

The American Jobs Creation Act of 2004 introduces special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Terra has not yet completed its evaluation of the repatriation provision for purposes of applying statement 109. Terra plans to complete this process within the first half of 2005.

Terra does not expect to recognize additional U.S. tax benefits for future losses until it realizes taxable income or can realize additional deferred tax liabilities for temporary differences.

Components of income tax provision (benefit) included in net income other than from continuing operations are as follows:

(in thousands)	2004	2003	2002
Current:
Federal	$—	$—	$(9,456)

	$—	$—	$(9,456)

23. Industry Segment Data

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

The following summarizes additional information about Terra’s industry segments:

(in thousands)	Nitrogen Products	Methanol	Other	Total
2004
Revenues	$1,320,142	$186,823	$2,145	$1,509,110
Operating income (loss)	138,745	1,479	(5,478)	134,746
Total assets	1,440,103	122,273	123,132	1,685,508
Depreciation and amortization	76,175	13,019	13,036	102,230
Capital expenditures	17,038	53	1,381	18,472
Equity earnings	442	—	—	442
Equity investments	215,939	—	—	215,939
Minority interest in earnings	11,207	—	—	11,207

2003
Revenues	$1,139,379	$209,870	$1,806	$1,351,055
Operating income (loss)	(19,370)	1,866	(6,056)	(23,560)
Total assets	898,437	157,187	69,438	1,125,062
Depreciation and amortization	80,246	13,242	13,882	107,370
Capital expenditures	6,708	1,571	360	8,639
Equity earnings	803	—	—	803
Equity investments	2,255	—	—	2,255
Minority interest in earnings	(8,617)	—	—	(8,617)

2002
Revenues	$883,971	$158,458	$1,554	$1,043,983
Operating income (loss)	(9,351)	7,325	(3,381)	(5,407)
Total assets	938,559	152,735	36,816	1,128,110
Depreciation and amortization	82,774	13,047	10,035	105,856
Capital expenditures	22,267	749	2,170	25,186
Equity earnings	982	—	—	982
Equity investments	2,501	—	—	2,501
Minority interest in earnings	1,510	—	—	1,510

The following summarizes geographic information about Terra:

	Revenues			Long-lived Assets
(in thousands)	2004	2003	2002	2004	2003	2002
United States	$1,061,261	$983,936	$756,946	$570,031	$461,690	$554,466
Canada	61,395	57,618	42,138	51,036	55,010	47,403
United Kingdom	386,454	309,501	244,899	257,520	251,105	246,950

	$1,509,110	$1,351,055	$1,043,983	$878,587	$767,805	$848,819

24. Guarantor Subsidiaries

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

Condensed consolidating financial information regarding the Parent, TCAPI, the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes (see Note 13—Long-term Debt) for December 31, 2004, 2003 and 2002 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and severalwith the Parent.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$1	$204,691	$28,543	$563	$—	$233,798
Accounts receivable	7	(75)	31,181	119,158	—	150,271
Inventories	60	—	32,243	116,504	1	148,808
Other current assets	1,520	21,149	9,540	26,888	(991)	58,106

Total current assets	1,588	225,765	101,507	263,113	(990)	590,983

Property, plant and equipment, net	—	—	306,020	499,170	(7,212)	797,978
Deferred plant turnaround costs, intangible and other assets	237	14,177	14,365	42,560	9,269	80,608
Equity investments	—	—	—	215,939	—	215,939
Investments in and advances to (from) affiliates	735,357	237,464	1,366,624	192,787	(2,532,232)	—

Total Assets	$737,182	$477,406	$1,788,516	$1,213,569	$(2,531,165)	$1,685,508

Liabilities
Debt due within one year	$—	$—	$104	$63	$—	$167
Accounts payable	515	1,600	26,385	94,218	—	122,718
Accrued and other liabilities	50,466	7,426	79,233	84,058	(988)	220,195

Total current liabilities	50,981	9,026	105,722	178,339	(988)	343,080

Long-term debt and capital lease obligations	—	331,300	26	103,912	—	435,238
Deferred income taxes	(19,322)	—	—	75,488	2,057	58,223
Pension and other liabilities	112,020	—	15,343	36,935	(2)	164,296
Minority interest	—	18,034	74,164	—	(1)	92,197

Total liabilities and minority interest	143,678	358,360	195,255	394,674	1,066	1,093,034

Preferred Shares	133,069	—	—	—	—	133,069

Stockholders’ Equity
Common stock	144,531	—	72	49,709	(49,781)	144,531
Paid in capital	681,639	150,218	1,750,879	892,400	(2,793,497)	681,639
Accumulated other comprehensive income (loss)	(55,994)	(52,994)	—	21,885	31,109	(55,994)
Unearned compensation	(2,568)	—	—	—	—	(2,568)
Retained earnings (deficit)	(307,174)	21,822	(157,690)	(145,099)	279,938	(308,203)

Total stockholders’ equity	460,434	119,046	1,593,261	818,895	(2,532,231)	459,405

Total liabilities and stockholders’ equity	$737,182	$477,406	$1,788,516	$1,213,569	$(2,531,165)	$1,685,508

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$535,977	$961,472	$9,516	$1,506,965
Other income, net	—	—	10,972	689	(9,516)	2,145

Total revenues	—	—	546,949	962,161	—	1,509,110

Cost and Expense
Cost of sales	—	—	504,037	848,825	(4,785)	1,348,077
Selling, general and administrative expenses	3,780	(9,823)	30,173	11,294	8,766	44,190
Product claim costs	—	—	—	(17,903)	—	(17,903)
Equity in the (earnings) loss of subsidiaries	(45,792)	(97,064)	(74,338)	(442)	217,636	—

Total cost and expenses	(42,012)	(106,887)	459,872	841,774	221,617	1,374,364

Income (loss) from operations	42,012	106,887	87,077	120,387	(221,617)	134,746
Interest income	1	1,856	4,261	1,838	(4,649)	3,307
Interest expense	(3,077)	(49,643)	(29)	(5,172)	4,787	(53,134)
Minority interest	—	(2,192)	(9,015)	—	—	(11,207)
Loss on early retirement of debt	—	(11,116)	—	—	—	(11.116)

Income (loss) before income taxes	38,936	45,792	82,294	117,053	(221,479)	62,596
Income tax benefit (provision)	28,660	—	—	(23,660)	—	5,000

Net Income	$67,596	$45,792	$82,294	$93,393	$(221,479)	$67,596

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$67,596	$45,792	$82,294	$93,393	$(221,479)	$67,596
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on early retirement of debt	—	2,985	—	—	—	2,985
Depreciation and amortization	—	4,086	47,676	50,468	—	102,230
Deferred income taxes	(49,601)	—	—	46,362	1,003	(2,236)
Minority interest in earnings	—	2,192	9,015	—	—	11,207
Equity in earnings (loss) of subsidiaries	45,792	97,064	74,338	442	(217,636)	—
Unearned compensation	1,513	—	—	—	—	1,513
Change in operating assets and liabilities	32,801	(29,558)	59,830	(9,735)	(11,868)	41,470
Claim cost recovery	—	—	—	(12,874)	—	(12,874)
Other	—	—	—	12,874	(13,258)	(384)

Net Cash Flows from Operating Activities	98,101	122,561	273,153	180,930	(463,238)	211,507

Investing Activities
Purchase of property, plant and equipment	$—	$—	$(4,250)	$(14,222)	—	(18,472)
Plant turnaround costs	—	—	(12,103)	(16,775)	—	(28,878)
Acquisitions, net of cash received	175,250	—	—	(229,418)	—	(54,168)
Other	22,872	(4)	(10,963)	(13,672)	2,733	966

Net Cash Flows from Investing Activities	198,122	(4)	(27,316)	(274,087)	2,733	(100,552)

Financing Activities
Principal payments on long-term debt	—	(70,700)	(95)	(59)	—	(70,854)
Stock issuance	116,246	—	—	—	—	116,246
Deferred financing costs	—	(2,598)	—	—	—	(2,598)
Distributions to minority interests	—	(1,575)	(6,497)	—	—	(8,072)
Change in investments and advances from (to) affiliates	(412,468)	82,376	(216,441)	86,815	459,718	—

Net Cash Flows from Financing Activities	(296,222)	7,503	(223,033)	86,756	459,718	34,722

Effect of Foreign Exchange Rate on Cash	—	—	—	—	787	787

Increase (Decrease) in Cash and Short-term Investments	1	130,060	22,804	(6,401)	—	146,464

Cash and Short-term Investments at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Short-term Investments at End of Year	$1	$204,691	$28,543	$563	$—	$233,798

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$74,631	$5,739	$6,964	$—	$87,334
Accounts receivable	—	—	49,642	83,838	—	133,480
Inventories	—	—	26,337	64,532	—	90,869
Other current assets	7,541	6,267	16,836	12,221	454	43,319

Total current assets	7,541	80,898	98,554	167,555	454	355,002

Property, plant and equipment, net	—	—	343,379	366,321	(2,035)	707,665
Investment in and advanced to (from) affiliates	380,076	425,301	1,257,814	82,676	(2,145,867)	—
Deferred plant turnaround costs, intangible and other assets	—	18,650	10,037	34,126	(418)	62,395

Total Assets	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Liabilities
Debt due within one year	$—	$—	$95	$58	$—	$153
Accounts payable	669	—	29,426	49,468	—	79,563
Accrued and other liabilities	851	27,456	41,213	72,818	—	142,338

Total current liabilities	1,520	27,456	70,734	122,344	—	222,054

Long-term debt and capital lease obligations	—	402,000	130	76	—	402,206
Deferred income taxes	30,279	—	—	(12,448)	—	17,831
Pension and other liabilities	90,687	(3,680)	23,019	18,750	2	128,778
Minority interest	—	17,421	71,641	—	—	89,062

Total liabilities and minority interest	122,486	443,197	165,524	128,722	2	859,931

Stockholders’ Equity
Common stock	128,968	—	72	49,709	(49,781)	128,968
Paid in capital	555,529	150,218	1,819,036	725,546	(2,694,800)	555,529
Accumulated other comprehensive income (loss)	(44,596)	(44,596)	—	16,090	28,506	(44,596)
Retained earnings (deficit)	(374,770)	(23,970)	(274,848)	(269,389)	568,207	(374,770)

Total stockholders’ equity	265,131	81,652	1,544,260	521,956	(2,147,868)	265,131

Total liabilities and stockholders’ equity	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$518,188	$828,702	$2,359	$1,349,249
Other income, net	—	—	3,387	778	(2,359)	1,806

Total revenues	—	—	521,575	829,480	—	1,351,055

Cost and Expense
Cost of sales	—	—	511,940	776,073	(6,350)	1,281,663
Selling, general and administrative expenses	5,620	(1,046)	24,403	11,240	(356)	39,861
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Equity in the (earnings) loss of subsidiaries	78,197	41,861	57,354	(804)	(176,608)	—

Total cost and expenses	83,817	40,815	606,133	827,164	(183,314)	1,374,615

Income (loss) from continuing operations before income taxes	(83,817)	(40,815)	(84,558)	2,316	183,314	(23,560)
Interest income	47	3,043	3,989	145	(6,690)	534
Interest expense	(12,911)	(42,110)	(39)	(6,679)	6,667	(55,072)
Minority interest	—	1,685	6,932	—	—	8,617

Loss before income taxes	(96,681)	(78,197)	(73,676)	(4,218)	183,291	(69,481)
Income tax benefit (provision)	84,200	—	—	(27,200)	—	57,000

Net Loss	$(12,481)	$(78,197)	$(73,676)	$(31,418)	$183,291	$(12,481)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2003:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(12,481)	$(78,197)	$(73,676)	$(31,418)	$183,291	$(12,481)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Depreciation and amortization	—	3,816	49,753	53,801	—	107,370
Deferred income taxes	(39,873)	(19,422)	—	4,379	(5,600)	(60,516)
Minority interest in earnings	—	(1,685)	(6,932)	—	—	(8,617)
Equity in earnings (loss) of subsidiaries	(78,197)	(41,861)	(57,354)	804	176,608	—
Change in operating assets and liabilities	(7,462)	(1,893)	(86,180)	23,734	75,376	3,575

Net Cash Flows from Operating Activities	(138,013)	(139,242)	(161,953)	91,955	429,675	82,422

Investing Activities
Purchase of property, plant and equipment	$—	$—	$(2,831)	$(5,808)	$—	$(8,639)
Plant turnaround costs	—	—	(5,981)	(22,099)	—	(28,080)
Pension contributions and other	(479)	—	13,923	(1,538)	(21,509)	(9,603)

Net Cash Flows from Investing Activities	(479)	—	5,111	(29,445)	(21,509)	(46,322)

Financing Activities
Principal payments on long-term debt	(200,000)	—	(88)	(54)	—	(200,142)
Change in investments and advances from (to) affiliates	338,423	5,291	163,597	(164,672)	(342,639)	—
Issuance of long-term debt	—	202,000	—	—	—	202,000
Deferred financing costs	—	(8,581)	—	—	—	(8,581)
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)
Stock issuance	68	—	—	—	—	68

Net Cash Flows from Financing Activities	138,491	198,485	162,581	(164,726)	(342,639)	(7,808)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	563	563

Increase (Decrease) in Cash and Short-term Investments	(1)	59,243	5,739	(102,216)	66,090	28,855

Cash and Short-term Investments at Beginning of Year	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments at End of Year	$—	$74,631	$5,739	$6,964	$—	$87,334

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$1	$15,388	$—	$109,180	$(66,090)	$58,479
Accounts receivable	—	—	38,102	62,911	—	101,013
Inventories	—	—	25,475	63,123	—	88,598
Other current assets	6,391	—	6,950	18,213	(353)	31,201

Total current assets	$6,392	$15,388	$70,527	$253,427	$(66,443)	$279,291

Property, plant and equipment, net	—	—	396,722	397,753	(4,000)	790,475
Investment in and advanced to (from) affiliates	621,231	397,043	1,438,412	(76,472)	(2,380,214)	—
Other assets and deferred plant turnaround costs	(479)	13,886	11,560	33,377	—	58,344

Total Assets	$627,144	$426,317	$1,917,221	$608,085	$(2,450,657)	$1,128,110

Liabilities
Debt due within one year	$—	$—	$88	$55	$—	$143
Accounts payable	201	1,525	107,647	51,985	(66,442)	94,916
Accrued and other liabilities	25,695	5,676	34,802	32,157	—	98,330

Total current liabilities	25,896	7,201	142,537	84,197	(66,442)	193,389

Long-term debt	200,000	200,000	225	133	—	400,358
Deferred income taxes	70,154	19,422	—	(16,828)	—	72,748
Pension and other liabilities	73,230	12,202	2,668	16,818	1	104,919
Minority interest	—	19,332	79,500	—	—	98,832

Total liabilities	369,280	258,157	224,930	84,320	(66,441)	870,246

Stockholders’ Equity
Common stock	128,654	—	73	49,709	(49,782)	128,654
Paid in capital	555,167	150,218	1,817,591	724,088	(2,691,897)	555,167
Accumulated other comprehensive income (loss)	(63,668)	(36,285)	—	(18,238)	54,523	(63,668)
Retained earnings (deficit)	(362,289)	54,227	(125,373)	(231,794)	302,940	(362,289)

Total stockholders’ equity	257,864	168,160	1,692,291	523,765	(2,384,216)	257,864

Total liabilities and stockholders’ equity	$627,144	$426,317	$1,917,221	$608,085	$(2,450,657)	$1,128,110

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$391,516	$643,745	$7,168	$1,042,429
Other income, net	—	—	4,640	4,082	(7,168)	1,554

	—	—	396,156	647,827	—	1,043,983

Cost and Expense
Cost of sales	—	—	390,281	622,414	(2,725)	1,009,970
Selling, general and administrative expenses	3,634	(1,062)	25,627	10,159	1,062	39,420

	3,634	(1,062)	415,908	632,573	(1,663)	1,049,390

Loss from operations	(3,634)	1,062	(19,752)	15,254	1,663	(5,407)
Interest income	47	4,682	5,238	140	(9,564)	543
Interest expense	(22,134)	(31,608)	(48)	(9,542)	9,532	(53,800)
Minority interest	—	(295)	(1,215)	—	—	(1,510)
Equity in the earnings (loss) of subsidiaries	(240,629)	(214,470)	9,898	983	444,218	—

Loss from continuing operations before income taxes	(266,350)	(240,629)	(5,879)	6,835	445,849	(60,174)
Income tax benefit (provision)	24,208	—	—	(208)	—	24,000

Income (loss) from continuing operations and cumulative effect of change in accounting principle	(242,142)	(240,629)	(5,879)	6,627	445,849	(36,174)
Discontinued operations, net of income taxes	(16,183)	—	—	—	—	(16,183)
Cumulative effect of change in accounting principle	—	—	(189,971)	(15,997)	—	(205,968)

Net Loss	$(258,325)	$(240,629)	$(195,850)	$(9,370)	$445,849	$(258,325)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2002:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(258,325)	$(240,629)	$(195,850)	$(9,370)	$445,849	$(258,325)
Cumulative effect of change in accounting principle	—	—	189,971	15,997	—	205,968
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	—	2,790	51,143	51,923	—	105,856
Deferred income taxes	(37,308)	(380)	3,370	(8,555)	13,627	(29,246)
Minority interest in earnings	—	295	1,215	—	—	1,510
Equity in earnings (loss) of subsidiaries	240,629	214,470	(9,898)	(983)	(444,218)	—
Change in operating assets and liabilities	24,275	(35,532)	94,027	65,320	(40,939)	107,151
Discontinued operations	16,183	—	—	—	—	16,183
Other	(2,578)	—	—	—	(283)	(2,861)

Net Cash Flows from Operating Activities	(17,124)	(58,986)	133,978	114,332	(25,964)	146,236

Investing Activities
Purchase of property, plant and equipment	$—	$—	$(3,004)	$(22,182)	$—	$(25,186)
Plant turnaround costs	—	—	(8,191)	(16,069)	—	(24,260)
Pension contributions and other	571	—	8,099	5,806	(21,108)	(6,632)

Net Cash Flows from Investing Activities	571	—	(3,096)	(32,445)	(21,108)	(56,078)

Financing Activities
Principal payments on long-term debt	—	(36,277)	(11)	187	—	(36,101)
Change in investments and advances from (to) affiliates	4,914	119,442	(137,668)	38,385	(25,073)	—
Stock issuance—net	37	—	—	—	—	37
Distributions to minority interests	—	(440)	(1,406)	—	—	(1,846)
Deferred financing costs	—	(1,173)	—	—	—	(1,173)
Other	11,603	(7,178)	(8,730)	(36,024)	40,329	—

Net Cash Flows from Financing Activities	16,554	74,374	(147,815)	2,548	15,256	(39,083)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	279	279

Increase (Decrease) in Cash and Short-term Investments	1	15,388	(16,933)	84,435	(31,537)	51,354

Cash and Short-term Investments at Beginning of Year	—	—	16,933	24,745	(34,553)	7,125

Cash and Short-term Investments at End of Year	$1	$15,388	$—	$109,180	$(66,090)	$58,479

25. Agreements of Limited Partnerships

Terra Nitrogen Company L.P. (TNCLP)

Terra owns a 2% General Partnership interest and 75.1% of the Common Units of TNCLP at December 31, 2004. Terra consolidates TNCLP results with the publicly held TNCLP Common Units reflected in Terra’s financial statements as a minority interest.

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

26. Related Party Transactions

At December 31, 2004, Perry Corp. and its affiliates (“Perry”) are the beneficial owners of 11.7% of Terra’s outstanding common shares.

On December 21, 2004, in connection with the MCC acquisition, MCC’s Term Loan, Revolving Credit, Guarantee and Security Agreement, dated July 1, 2004, was amended and Terra and certain of its subsidiaries became guarantors thereunder. Pursuant to the amended loan agreement, MCC repaid approximately $50 million of the loans, the revolving credit portion was cancelled and the credit facility continued as a $125 million term loan due in 2008 (see Note 13). An affiliate of Perry is co-joint lead arranger and a lender for the loan. On February 22, 2005, Terra announced plans to prepay $50 million of the $125 million term loan due in 2008.

In connection with this loan agreement amendment, Terra issued to the lenders thereunder, including the Perry affiliate, warrants to purchase Terra common shares at $5.48 (subject to anti-dilution adjustments) per share (see Note 18). The Perry affiliate received 1,860,000 of such warrants (covering 1,860,000 common shares).

Perry affiliates also own a portion of outstanding Series B preferred shares described at Note 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the accompanying consolidated statements of financial position of Terra Industries Inc. and subsidiaries (“Terra”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index as Item 15. These financial statements and the financial statement schedule are the responsibility of Terra’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Industries Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 Terra changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Terra’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Terra’s internal control over financial reporting and an unqualified opinion on the effectiveness of Terra’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 11, 2005

QUARTERLY FINANCIAL DATA

(in thousands, except per-share data and stock prices)	March 31	June 30	Sept 30	Dec 31
2004
Total revenues	$361,029	$416,768	$376,667	$354,646
Operating income	45,587	39,284	25,288	24,587
Net income	18,230	17,865	6,453	24,019
Per Share:
Diluted income per share	$0.23	$0.23	$0.08	$0.28

2003
Total revenues	$280,143	$378,945	$324,842	$367,125
Operating income (loss)	(13,258)	(45,910)	5,904	29,704
Net income (loss)	(14,342)	(31,091)	(4,549)	37,501
Per Share:
Diluted income (loss) per share	$(0.19)	$(0.41)	$(0.06)	$0.48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation did not include the Mississippi Chemical Corporation businesses acquired on December 21, 2004, which represented $450 million of our December 31, 2004 assets and $7.8 million of our 2004 revenues. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004, excluding the Mississippi Chemical Corporation businesses that were not included in the evaluation. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

Management, including our chief executive officer and our chief financial officer, has determined that there have been no significant changes to our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Terra Industries Inc. and subsidiaries (“Terra”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Mississippi Chemical Corporation, which was acquired on December 21, 2004 and whose financial statements reflect total assets and revenues constituting 27 and .5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Mississippi Chemical Corporation. Terra’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Terra’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Terra maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated,; in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Terra maintained, in all material respects, the effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of Terra and our reports dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 11, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF TERRA

Information with respect to directors of Terra is set forth under the caption “Election of Directors” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 3, 2005, and is incorporated herein by reference. Mr. Philip M. Baum and Mr. Ben L. Keisler both served as directors during our fiscal year ended December 31, 2004, but because they are choosing not to stand for reelection to the board of directors, their information is not set forth in the proxy statement. Messrs. Baum and Keisler’s information is set forth below. Information with respect to executive officers of Terra is set forth under the caption “Executive Officers of Terra” in Part I hereof and is incorporated herein by reference.

Name and Age	Present Positions and Offices with Terra and Principal Occupation During the Past Five Years	Year First Elected Director
Philip M. Baum (50)	Chief Executive Officer of the Ferrous Metals and Industries Division of Anglo American plc, and a member of its South African Executive Committee, since 2001; Chief Operating Officer of Anglo American Corporation of South Africa Ltd. from 2001 to 2003; Chief Executive of Anglo American Zimbabwe from 1996 to 2001.	2003

Ben L. Keisler (47)	Executive Vice President, General Counsel of Anglo American plc since May 1999; Senior Vice President and General Counsel of Minorco, from July 1997 to May 1999; Vice President, General Counsel and Secretary of Minorco (USA) Inc. from June 1993 to July 1997.	2002

Terra has a Code of Ethics and Business Conduct that applies to its principal executive officer and its principal financial officer. The code also applies to Terra’s other officers, directors and employees. The Code of Ethics and Business Conduct is posted on Terra’s web site, www.terraindustries.com, in the “Investor Information” section and is available on hard copy upon request. In addition, the information set forth under “Equity Security Ownership” in “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive and director compensation is set forth under the captions “Executive Compensation and Other Information” and “Board of Directors and Committees” in “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 3, 2005, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management under the caption “Equity Security Ownership” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 3, 2005 is incorporated herein by reference.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	660,000	$5.51	1,800,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	660,000	$5.51	1,800,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

Information with respect to principal accountant audit fees and service fees is set forth under the caption “Proposal 2: Ratification of Selection of Independent Accounts—Principal Accountant Audit Fees and Service Fees” in the proxy statement, and is incorporated herein by reference.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Terra and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of Terra was approved by the Audit Committee on February 17, 2004. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touch LLP since May 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as a Part of this Report

1.	Consolidated Financial Statements of Terra and its subsidiaries is included in Item 8 herein.

Consolidated Statements of Financial Position at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Notes to the Consolidated Financial Statements

Report of Independent Registered Accounting Firm

2.	Index to Financial Statement Schedules, Reports and Consents

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

(b)	Exhibits

2.1	Stock Purchase Agreement dated as of August 6, 2004 among Terra, MissChem Acquisition Inc. and Mississippi Chemical Corporation, filed as Exhibit 99.2 to Terra’s Form 8-K dated August 9, 2004, is incorporated herein by reference.

3.1.1	Articles of Restatement of Terra Industries as amended filed with the State of Maryland on September 11, 1990, filed as Exhibit 3.1 to Terra Industries’ Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

3.1.2	Articles of Amendment of Terra Industries filed with the State of Maryland on May 6, 1992, filed as Exhibit 3.1.2 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

3.1.3	Articles Supplementary of Terra Industries filed with the State of Maryland on October 13, 1994, filed as Exhibit 4.1.3 to Terra Industries’ Form 8-K/A dated November 3, 1994, is incorporated herein by reference.

3.2	By-Laws of Terra Industries, as amended through August 7, 1991, filed as Exhibit 3 to Terra Industries’ Form 8-K dated September 30, 1991, is incorporated herein by reference.

3.3	Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.4	Certificate of Incorporation of Beaumont Ammonia Inc. filed as Exhibit 3.i.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.5	Certificate of Incorporation of Beaumont Holdings Corporation filed as Exhibit 3.i.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.6	Certificate of Incorporation of BMC Holdings Inc. filed as Exhibit 3.i.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.7	Certificate of Incorporation of Port Neal Corporation filed as Exhibit 3.i.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.8	Certificate of Incorporation of Terra (UK) Holdings Inc. filed as Exhibit 3.i.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.9	Certificate of Incorporation of Terra Capital Holdings, Inc. filed as Exhibit 3.i.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.10	Certificate of Incorporation of Terra International (Oklahoma) Inc. filed as Exhibit 3.i.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.11	Certificate of Incorporation of Terra International, Inc. filed as Exhibit 3.i.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.12	Certificate of Incorporation of Terra Methanol Corporation filed as Exhibit 3.i.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.13	Certificate of Incorporation of Terra Nitrogen Corporation filed as Exhibit 3.i.(n) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.14	Certificate of Incorporation of Terra Real Estate Corporation filed as Exhibit 3.i.(o) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.15	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.16	By-Laws of Beaumont Ammonia Inc. filed as Exhibit 3.ii.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.17	By-Laws of Beaumont Holdings Corporation filed as Exhibit 3.ii.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.18	By-Laws of BMC Holdings, Inc. filed as Exhibit 3.ii.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.19	By-Laws of Port Neal Corporation filed as Exhibit 3.ii.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.20	By-Laws of Terra (UK) Holdings Inc. filed as Exhibit 3.ii.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.21	By-Laws of Terra Capital Holdings, Inc. filed as Exhibit 3.ii.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.22	By-Laws of Terra International (Oklahoma) Inc. filed as Exhibit 3.ii.(i) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.23	By-Laws of Terra International, Inc. filed as Exhibit 3.ii.(j) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.24	By-Laws of Terra Methanol Corporation filed as Exhibit 3.ii.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.25	By-Laws of Terra Nitrogen Corporation filed as Exhibit 3.ii.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.26	By-Laws of Terra Real Estate Corporation filed as Exhibit 3.ii.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

4.1	Indenture dated as of October 10, 2001 among Terra Capital, Inc., Certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.2	Amended and Restated Credit Agreement dated as of October 10, 2001 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA, Inc., filed as Exhibit 4.2 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.3	Amendment No. 1 to Credit Agreement dated June 27, 2002, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated June 27, 2002, is incorporated herein by reference.

4.4	Amendment No. 2 to the Amended and Restated Credit Agreement dated May 12, 2003 among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, and Terra Nitrogen, Limited Partnership, certain guarantors, certain lenders, certain issuing banks and Citicorp USA Inc., filed as Exhibit 4.5 to Terra Industries’ Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

4.5	Indenture dated May 21, 2003 between the Company, the guarantors party hereto, and U.S. National Bank Association as Trustee, with respect to the 11.5% Second Priority Senior Secured Notes due 2010 (including the form of

11.5% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries’ Form10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

4.6	Articles of Restatement of Terra filed with the State of Maryland on September 11, 1990, files as Exhibit 3.1 to Terra’s Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

4.7	Articles of Amendment of Terra files with the State of Maryland on May 6, 1992, files as Exhibit 3.1.2 to Terra’s Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

4.8	Articles Supplementary of Terra filed with the State of Maryland on October 13, 1994, filed as Exhibit 4.1.3 to Terra’s Form 8-K/A dated November 3, 1994, is incorporated herein by reference.

4.9	Articles Supplementary of Terra filed with the State of Maryland on October 14, 2004, filed as Exhibit 3.1 to Terra’s Form 10-Q dated November 9, 2004, is incorporated herein by reference.

4.10	Articles Supplementary of Terra filed with the State of Maryland on December 20, 2004, filed as Exhibit 3.1 to Terra’s Form 8-K dated December 27, 2004, is incorporated herein by reference.

4.10.1	Certificate of Correction to Articles Supplementary dated December 20, 2004, filed with the State of Maryland on February 11, 2005, is incorporated herein by reference.

4.11	Articles Supplementary of Terra filed with the State of Maryland on February 18, 2005 filed as Exhibit 3.1 to Terra’s Form 8-K dated February 18, 2005, is incorporated herein by reference.

4.12	Registration Rights Agreement dated as of October 7, 2004, among Terra and Citigroup Global Markets Inc., as Representative of the Initial Purchasers, filed as Exhibit 4.6 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.

4.13	Registration Rights Agreement, dated as of August 6, 2004, among Terra Industries Inc., Taurus Investments S.A. and the other shareholders named therein, filed as Exhibit 99.1 to Terra’s Form 8-K dated August 16, 2004, is incorporated herein by reference.

4.14	Registration Rights Agreement, dated as of December 16, 2004, among Terra Industries Inc. and the initial purchasers named therein, filed as Exhibit 4.7 to Terra’s Form S-3/A filed February 9, 2005, is incorporated by reference.

4.15	Registration Rights Agreement, dated as of December 21, 2004, among Terra Industries Inc., Värde Investment Partners, L.P., Perry Principals Investments LLC, Citigroup Global Markets, Inc., filed as Exhibit 10.1 to Terra’s Form 8-K dated December 27, 2004, is incorporated by reference.

4.16	Form of Indenture relating to the 4.25% Convertible Subordinated Debentures, filed as Exhibit 4.7 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.

4.17	Purchase Agreement, dated October 7, 2004, among Terra Industries Inc. and the initial purchasers named therein relating to the sale of Terra’s 4.25% Series A Cumulative Convertible Perpetual Preferred Shares, filed as Exhibit 1 to Terra’s Form S-3 filed on January 4, 2005, is incorporated by reference.

4.18 *	$150,000,000 Amended and Restated Credit Agreement dated as of December 21, 2004, among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, Mississippi Chemical Corporation, as Borrowers; Terra Industries Inc. and Terra Capital Holdings, Inc., as Guarantors; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Lead Arranger and Sole Book Runner.

4.19 *	$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner.

4.20	$182,000,000 Amended and Restated Term Loan, Guarantee and Security Agreement, amended and restated as of December 21, 2004, among Mississippi Chemical Corporation, as a reorganized debtor, its subsidiaries as guarantors, Terra Industries Inc. as a guarantor, its subsidiaries as guarantors, Citicorp North America, Inc., as administrative and collateral agent, Citigroup Global Markets Inc., as a joint lead arranger, Perry Principals Investments, LLC as a joint lead arranger and the lenders party thereto, filed as Exhibit 10.1 to Terra’s Form 8-K dated December 27, 2004, is incorporated by reference.

10.1.1	Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries’ Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference.

10.1.2	1992 Stock Incentive Plan of Terra Industries filed as Exhibit 10.1.6 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.3	Form of Restricted Stock Agreement of Terra Industries under its 1992 Stock Incentive Plan filed as Exhibit 10.1.7 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.4	Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.8 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.5	Form of Nonqualified Stock Incentive Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.6	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.6.a	Amendment to the Terra Industries Inc. Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.7	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.8	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.1.8.a	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.8.b	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b. to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.9	Revised Form of Incentive Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.10	Revised Form of Nonqualified Stock Option Agreement of Terra Industries under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.11	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.12	Form of Incentive Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.13	Form of Nonqualified Stock Option Agreement of Terra Industries under its 1997 Stock Incentive Plan filed as Exhibit 10.1.14 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.14	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.15	Retirement and Consulting Agreement for Burton M. Joyce, dated April 26, 2001 filed as Exhibit 10.1.16 to Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.16	Form of Executive Retention Agreement for Other Executive Officers, filed as Exhibit 10.1.19 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.17	Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.1.18	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan filed as Exhibit 10.1.21 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.19	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 of the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.20	Form of Non-Employee Director Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.21	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.22	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.23	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.24*	Terra Industries Inc. 2005 Officers and Key Employees Incentive Plan

10.1.25*	Terra Industries Inc. Description of Compensatory Arrangements for 2005 Applicable to Named Executive Officers

10.2	Agreement of Limited Partnership of TNCLP (formerly known as Agricultural Minerals Company, L.P.) dated as of December 4, 1991, filed as Exhibit 99.3 to Terra Industries’ Registration Statement on Form S-3, as amended, is incorporated herein by reference.

10.3	Agreement of Limited Partnership of TNLP (formerly known as Agricultural Minerals, Limited Partnership) dated as of December 4, 1991, filed as Exhibit 99.4 to Terra Industries’ Registration Statement on Form S-3, as amended, is incorporated herein by reference.

10.4	General and Administrative Services Agreement Regarding Services by Terra Industries Inc., filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.5	General and Administrative Services Agreement Regarding Services by Terra Nitrogen Corporation, filed as Exhibit 10.12 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

10.6	Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.7	Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.8	Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.

10.9†	Asset Purchase and Methanol Exclusivity Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003, filed as Exhibit 10.9 to Terra Industries’ From 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.9.1†	Services Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003 included as Schedule E to Exhibit 10.9 herein, filed as Exhibit 10.91.1 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.10†	First Amendment to Asset Purchase and Methanol Exclusivity Agreement dated February 20, 2004, filed as Exhibit 10.10 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.11*	Warrant Agreement dated December 21, 2004 among Terra Industries Inc., Perry Principals Investments LLC, Citigroup Financial Products Inc. and Värde Investment Partners, L.P.

12.1*	Ratio of Earnings to Financial Charges

21*	Subsidiaries of Terra Industries Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this document.

Exhibits 10.1.1 through 10.1.25 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: March 11, 2005	By:	/s/ FRANCIS G. MEYER
Francis G. Meyer
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ HENRY R. SLACK	Chairman of the Board
Henry R. Slack

/s/ MICHAEL L. BENNETT	Director, President and Chief Executive Officer
Michael L. Bennett	(Principal Executive Officer)

/s/ FRANCIS G. MEYER	Senior Vice President and Chief Financial Officer
Francis G. Meyer	(Principal Financial Officer and Controller/Principal Accounting Officer)

/s/ DAVID E. FISHER	Director
David E. Fisher

/s/ DOD A. FRASER	Director
Dod A. Fraser

/s/ MARTHA O. HESSE	Director
Martha O. Hesse

/s/ PETER S. JANSON	Director
Peter S. Janson

Date: March 11, 2005

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule No.

I	Condensed Financial Information of Registrant, is included in Item 8 herein, Footnote 21, Column 1, “Parent.”

II	Valuation and Qualifying Accounts: Years Ended December 31, 2004, 2003 and 2002	S-2

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

S-1

Schedule II

Terra Industries Inc.

Valuation and Qualifying Accounts

YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

(IN THOUSANDS)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Less Write- offs, and Transfers, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2004:
Allowance for Doubtful Accounts	$87	$11	$164	$262
Year Ended December 31, 2003:
Allowance for Doubtful Accounts	$135	$1,510	$(1,558)	$87
Year Ended December 31, 2002:
Allowance for Doubtful Accounts	$936	$(445)	$(336)	$135

S-2