Form 10-Q
period 2005-03-31
TERRA INDUSTRIES INC
filed 2005-05-10
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	92,929,124 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004
Assets
Cash and short-term investments	$205,001	$233,798	$160,092
Accounts receivable, less allowance for doubtful accounts of $268, $262 and $580	157,680	150,271	106,088
Inventories	138,736	148,808	113,986
Other current assets	53,250	58,106	36,656

Total current assets	554,667	590,983	416,822

Property, plant and equipment, net	779,402	797,978	697,741
Equity method investments	222,453	215,939	2,326
Deferred plant turnaround costs	36,282	33,897	22,425
Intangible assets	18,698	24,884	3,166
Other assets	25,943	21,827	27,104

Total assets	$1,637,445	$1,685,508	$1,169,584

Liabilities
Debt due within one year	$151	$167	$154
Accounts payable	91,875	119,571	77,545
Accrued expenses and other current liabilities	201,689	220,195	165,473

Total current liabilities	293,715	339,933	243,172

Long-term debt and capital lease obligations	394,490	435,238	402,164
Deferred income taxes	65,903	58,224	28,736
Pension liabilities	117,217	119,570	63,453
Other liabilities	46,389	47,872	50,444
Minority interest	93,403	92,197	90,842

Total liabilities and minority interest	1,011,117	1,093,034	878,811

Preferred Stock - $137,269 liquidation value at March 31, 2005 and December 31, 2004	133,069	133,069	—
Common Shareholders’ Equity
Capital stock
Common Shares	144,562	144,531	129,029
Paid-in capital	681,540	681,639	555,604
Accumulated other comprehensive loss	(25,494)	(55,994)	(37,320)
Unearned compensation	(2,302)	(2,568)	—
Accumulated deficit	(305,047)	(308,203)	(356,540)

Total shareholders’ equity	493,259	459,405	290,773

Total liabilities, minority interest, preferred stock and shareholders’ equity	$1,637,445	$1,685,508	$1,169,584

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Net sales	$449,409	$360,461
Other income, net	603	568

Total revenues	450,012	361,029

Costs and Expenses
Cost of sales	413,743	323,718
Recovery of product claim costs	—	(15,514)
Equity in earnings of unconsolidated affiliates	(5,007)	(71)
Selling, general and administrative expense	10,453	7,309

	419,189	315,442

Income from operations	30,823	45,587
Interest income	1,754	377
Interest expense	(15,853)	(13,501)
Loss on early retirement of debt	(10,804)	—
Change in fair value of warrant liability	4,900	—

Income before income taxes and minority interest	10,820	32,463
Income tax provision	(2,185)	(11,300)
Minority interest	(4,204)	(2,933)

Net income	4,431	18,230
Preferred share dividends	(1,275)	—

Income Available to Common Shareholders	$3,156	$18,230

Basic and diluted income per share:
Basic	$0.03	$0.24
Diluted	0.03	0.23
Basic and diluted weighted average shares outstanding:
Basic	91,357	75,814
Diluted	92,217	77,776

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net income	$4,431	$18,230
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on early retirement of debt	9,418	—
Change in fair value of warrant liability	(4,900)	—
Recovery of product claim costs	—	(12,874)
Depreciation and amortization	29,176	25,578
Deferred income tax provision	7,077	11,323
Minority interest in earnings	4,204	2,933
Equity earnings of unconsolidated affiliates	(5,007)	(71)
Amortization of unearned compensation	339	—
Term loan discount accretion	1,209	—
Changes in current assets and liabilities:
Accounts receivable	(8,163)	28,588
Inventories	9,637	(22,273)
Other current assets	28,045	7,875
Accounts payable	(30,212)	(3,214)
Accrued expenses and other current liabilities	(8,259)	19,713

Net cash flows from operating activities	36,995	75,808

Investing Activities
Capital expenditures	(6,420)	(1,075)
Plant turnaround expenditures	(7,032)	(150)
Other	1,530	(861)

Net cash flows from investing activities	(11,922)	(2,086)

Financing Activities
Payments under borrowings arrangements	(50,042)	(41)
Proceeds from exercise of stock options	102	136
Distributions to minority interests	(2,998)	(1,153)

Net cash flows from financing activities	(52,938)	(1,058)

Effect of exchange rate changes on cash	(932)	94

Increase (decrease) to cash and short-term investments	(28,797)	72,758
Cash and short-term investments at beginning of period	233,798	87,334

Cash and short-term investments at end of period	$205,001	$160,092

Supplemental cash flow information:
Interest paid	$2,939	$494
Income tax refunds received	10,054	—
Income taxes paid	12	121
Preferred stock dividends paid	2,125	—

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands)

(unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Unearned Compensation	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at January 1, 2005	$144,531	$681,639	$(55,994)	$(2,568)	$(308,203)	$459,405
Comprehensive income (loss):
Net income	—	—	—	—	4,431	4,431	$4,431
Foreign currency translation adjustment	—	—	(3,292)	—	—	(3,292)	(3,292)
Change in fair value of derivatives, net of taxes of $6,304	—	—	33,794	—	—	33,794	33,794

Comprehensive income							$34,933

Preferred share dividends	—	—	—	—	(1,275)	(1,275)
Exercise of stock options	24	78	—	—	—	102
Restricted stock	7	(177)	—	(73)	—	(243)
Amortization of unearned compensation	—	—	—	339	—	339

Balance at March 31, 2005	$144,562	$681,540	$(25,492)	$(2,302)	$(305,047)	$493,259

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Unearned Compensation	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at January 1, 2004	$128,968	$555,529	$(44,596)	$—	$(374,770)	$265,131
Comprehensive income:
Net income	—	—	—	—	18,230	18,230	$18,230
Foreign currency translation adjustment	—	—	8,095	—	—	8,095	8,095
Change in fair value of derivatives, net of taxes of $973	—	—	(819)	—	—	(819)	(819)

Comprehensive income							$25,506

Stock issuance	61	75	—	—	—	136

Balance at March 31, 2004	$129,029	$555,604	$(37,320)	$—	$(356,540)	$290,773

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Financial Statement Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements and condensed notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “we” and “our”) and the results of operations for the periods presented. Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with our 2004 Annual Report on Form 10-K to Shareholders.

Revenue Recognition

Revenue is recognized when title and risk of loss passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenues include amounts paid by customers for shipping and handling.

Cost of Sales and Hedging Transactions

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

Stock-Based Compensation

We account for our employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations, which utilize the intrinsic value method. The company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. The pro forma impact on net income (loss) and diluted income (loss) per share of accounting for stock-based compensation using the fair value method required by SFAS No. 123 follows:

	Three Months Ended March 31
(in thousands, except per-share amounts)	2005	2004
Net income available to common shareholders	$3,156	$18,230
Add: Stock based employee compensation expense included in reported income, net of related tax effects	339	138
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(339)	(138)

Pro forma net income available to common shareholders	$3,156	$18,230

Earnings per share:
Basic– as reported	$0.03	$0.24

Basic – pro forma	0.03	0.24

Diluted – as reported	$0.03	$0.23

Diluted – pro forma	0.03	0.23

Impairment of Long-Lived Assets

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

Natural Gas Futures, Swaps, Options and Basis Swaps

The estimated fair value of each class of derivatives is based on published referenced prices and quoted market prices from brokers.

Use of Estimates in Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2004 Consolidated Financial Statements and Notes to conform to the 2005 presentation.

2.	Equity Investments

Terra’s investments in companies that are accounted for on the equity method of accounting consists of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s plant. These investments were $222.5 million and $2.3 million at March 31, 2005 and 2004, respectively. Terra includes the net earnings of these investments as an element of operating income since the investee’s operations provide additional capacity to Terra.

The combined results of operations and financial position of Terra’s equity method investments are summarized below:

	Three Months Ended March 31
(in thousands)	2005	2004
Condensed income statement information:
Net sales	$43,103	$1,133

Net income	$18,543	$351

Terra’s equity earnings of unconsolidated affiliates	$5,007	$176

Condensed balance sheet information:
Current assets	$80,565	$1,771

Long-lived assets	247,795	$3,226

Total assets	$328,360	$4,997

Current liabilities	$13,664	$667
Long-term liabilities	414	865
Equity	314,283	3,465

Total liabilities and equity	$328,360	$4,997

The carrying value of these investments at March 31, 2005 was $65.3 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to affiliate fixed asset values and is being amortized over a period of approximately 15 years.

Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the first quarter of 2005, Terra purchased approximately $20.5 million of ammonia from PLNL. On April 15, 2005, PLNL made a cash distribution to its shareholders, of which Terra’s portion was $22.5 million.

3.	Earnings Per Share

Basic earnings (loss) per share data are based on the weighted-average number of Common Shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and contingent convertible preferred shares.

The following table provides a reconciliation between basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
(in thousands, except per-share amounts)	2005	2004
Basic income per share computation:
Net income	$4,431	$18,230
Less: Preferred stock dividends	(1,275)	—

Net income available to common shareholders	$3,156	$18,230

Weighted average shares outstanding	91,357	75,814

Basic income per common share	$0.03	$0.24

Diluted income per share computation:
Net income available to common shareholders	$3,156	$18,230

Net income available to common shareholders and assumed conversions	$3,156	$18,230

Weighted average shares outstanding	91,357	75,814
Add incremental shared from assumed conversions:
Preferred shares	—	—
Restricted stock	211	1,781
Common stock options	649	181

Dilutive potential common shares	92,217	77,776

Diluted income per potential common share	$0.03	$0.23

Common stock options totaling 0.1 million shares for the three months ended March 31, 2005 and 2004 were excluded from the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of our stock for the respective periods, and the effect of their inclusion would be antidilutive. Preferred shares were excluded from the computation of diluted earnings per share since their inclusion would be antidilutive.

4.	Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Raw materials	$34,629	$38,386	$19,252
Supplies	37,051	36,543	26,091
Finished goods	67,056	73,879	68,643

Total	$138,736	$148,808	$113,986

5.	Acquisition

On December 21, 2004, Terra acquired Mississippi Chemical Corporation (“MCC”) for a purchase price valued at $210.6 million consisting of 15 million common shares, 172,690 Series B preferred shares and cash of $54.2 million, including costs directly related to the acquisition. MCC manufactures nitrogen-based fertilizers and industrial use products and has a 50% ownership interest in an ammonia storage joint venture located in Houston, Texas. In connection with the acquisition, Terra assumed $125.0 million of MCC long-term debt and $34.1 million of unfunded pension liabilities.

The following represents unaudited pro forma summary results of operations as if the acquisition of MCC had occurred at the beginning of 2004.

(in thousands, except per-share amounts)	Three Months Ended March 31, 2004
Revenues	$454,188
Operating income	59,562
Net income	24,300
Basic income per share	0.27
Diluted income per share	0.26

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

Natural gas supplies to meet production requirements at Terra’s North American production facilities are purchased at market prices. Natural gas market prices are volatile and Terra effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

A swap is a contract between Terra and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10% to 20% of the contract value and option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from Terra for the amount, if any, that monthly published gas prices from the source specified in the contract differ from the prices of a NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements.

The following summarizes open natural gas derivative contracts at March 31, 2005 and 2004:

(in thousands)	2005		2004
	Contract MMBtu	Unrealized Gain (Loss)	Contract MMBtu	Unrealized Gain
Swaps	17,755	$26,254	11,900	$6,413
Options	18,940	(4,658)	8,790	(1,965)

	36,695	$21,596	20,690	$4,448

Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month in which the hedged transaction closes. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized gains on closed contracts relating to future periods as of March 31, 2005 were $2.4 million.

Compared with spot prices, natural gas derivative activities increased Terra’s 2005 first quarter natural gas costs by $11.7 million and reduced 2004 first quarter natural gas costs by $6.8 million.

The following table presents the carrying amounts and estimated fair values of Terra’s derivative financial instruments as of March 31, 2005 and 2004. SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(in millions)	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Natural gas	$2.4	$21.4	$0.4	$3.9

The activity to other comprehensive income, net of income taxes, relating to a current period hedging transactions for the three-month period ended March 31, 2005 and 2004 follow:

(in thousands)	2005	2004
Beginning accumulated gain (loss)	$(19,307)	$3,979
Reclassification into earnings	10,729	(2,589)
Net change associated with current period hedging transactions	23,065	1,770

Ending accumulated gain (loss)	$14,487	$3,160

Approximately $12.2 million of the accumulated gain at March 31, 2005 will be reclassified into earnings during 2005.

7.	Long-term Debt and Other Borrowings

Long-term debt and other borrowings consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Secured Senior Notes, 12.875% due 2008	$200,000	$200,000	$200,000
Term loan, due 2008, net of $13.6 and $24.1 million unamortized a discount at March 31, 2005 and December, 31, 2004, respectively	63,178	103,900	—
Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	131,300	202,000
Other	163	205	318

	394,641	435,405	402,318
Less current maturities	151	167	154

Total	$394,490	$435,238	$402,164

In March 2005, Terra repaid $50.0 million of the term loans. The discounted book value of debt prior to repayment was $41.9 million. As a result, Terra recognized a loss on the repayment of $8.1 million and other related prepayment charges of $2.7 million during the first quarter of 2005.

8.	Pension Plans

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

The estimated components of net periodic pension expense follow:

	Three Months Ended March 31
(in thousands)	2005	2004
Service cost	$683	$502
Interest cost	3,917	3,754
Expected return on plan assets	(3,070)	(3,065)
Amortization of prior service cost	5	7
Amortization of actuarial loss	1,222	1,191
Amortization of net transition assets	12	(29)
Termination charge	—	385

Pension Expense	$2,769	$2,361

Cash contributions to the defined benefit pension plans for the quarter ended March 31, 2005 and 2004 were $1.7 million and $1.6 million, respectively.

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three month periods ending March 31, 2005 and 2004 totaled $0.4 million and $0.8 million, respectively.

We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

9.	Accumulated other comprehensive income/(loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. Terra’s other comprehensive income (loss) is comprised of (a) adjustments that result from translation of Terra’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in Terra’s financial statements, (c) the offset to the fair value of derivative assets and liabilities (that qualify as hedged relationships) recorded on the balance sheet, and (d) minimum pension liability adjustments.

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2005 and 2004 follow:

(in thousands)	Foreign Currency Translation Adjustment	Fair Value of Derivatives, net of taxes	Minimum Pension Liability, net of taxes	Total
Balance December 31, 2004	$14,287	$(19,307)	$(50,974)	$(55,994)
Change in foreign translation adjustment	(3,292)	—	—	(3,292)
Change in fair value of derivatives	—	33,794	—	33,794

Balance March 31, 2005	$10,995	$14,487	$(50,974)	$(25,492)

Balance December 31, 2003	$(10,928)	$3,979	$(37,647)	$(44,596)
Change in foreign translation adjustment	8,095	—	—	8,095
Change in fair value of derivatives	—	(819)	—	(819)

Balance March 31, 2004	$(2,833)	$3,160	$(37,647)	$(37,320)

10.	Industry Segment Data

We classify our operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions, ammonium nitrate and other products to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. We do not allocate interest, income taxes or corporate-related charges to business segments. Included in Other are general corporate activities not attributable to a specific industry segment.

The following summarizes operating results by business segment:

	Three Months Ended March 31
(in thousands)	2005	2004
Revenues - Nitrogen Products	$439,322	$317,557
- Methanol	10,087	42,904
- Other	603	568

Total revenues	$450,012	$361,029

Income (loss) from operations
- Nitrogen Products	$31,658	$49,418
- Methanol	(674)	(2,046)
- Other-net	(161)	(1,785)

Total income (loss) from operations	$30,823	$45,587

The following summarizes geographic revenues information for the three months ending March 31:

(in thousands)	2005	2004
United States	$336,942	$245,324
Canada	11,669	11,332
United Kingdom	101,401	104,373

	$450,012	$361,029

11.	Guarantor Subsidiaries

The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for March 31, 2005, December 31 and March 31, 2004 are presented below for purposes of complying with the reporting requirements of the Guarantee Subsidiaries. Statements of operations and statements of cash flows for the three months ended March 31, 2005 and 2004 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma, Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Consolidating Balance Sheet as of March 31, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$1	$76,435	$38,222	$90,343	$—	$205,001
Accounts receivable, net	—	(67)	31,829	125,918	—	157,680
Inventories	—	—	28,599	110,137	—	138,736
Other current assets	15,193	6,365	11,003	18,103	2,586	53,250

Total current assets	15,194	82,733	109,653	344,501	2,586	554,667

Property, plant and equipment, net	—	—	297,667	483,715	(1,980)	779,402
Intangible, other assets and deferred plant turnaround costs	2,127	12,893	12,916	53,596	(609)	80,923
Equity method investments	—	—	—	222,453	—	222,453
Investments in and advances to (from) affiliates	747,286	420,347	1,331,267	65,587	(2,564,487)	—

Total assets	$764,607	$515,973	$1,751,503	$1,169,852	$(2,564,490)	$1,637,445

Liabilities
Debt due within one year	$—	$—	$91	$60	$—	$151
Accounts payable	155	—	26,330	65,405	(15)	91,875
Accrued expenses and other current liabilities	33,185	16,892	52,827	98,618	16	201,538

Total current liabilities	33,340	16,892	79,248	164,083	1	293,564

Long-term debt and capital lease obligations	—	331,300	12	63,178	—	394,490
Deferred income taxes	(8,829)	—	—	74,732	—	65,903
Pension and other liabilities	112,493	—	14,470	36,810	(16)	163,757
Minority interest	—	18,270	75,133	—	—	93,403

Total liabilities	137,004	366,462	168,863	338,803	(15)	1,011,117

Preferred stock	133,069	—	—	—	—	133,069

Shareholders’ Equity
Common stock	144,562	—	73	49,709	(49,782)	144,562
Paid-in capital	681,540	150,219	1,784,676	926,000	(2,860,895)	681,540
Accumulated other comprehensive loss	(25,492)	(25,492)	—	31,139	(5,647)	(25,492)
Unearned compensation	(2,304)	—	—	—	—	(2,304)
Retained earnings (deficit)	(303,772)	24,784	(202,109)	(175,799)	351,849	(305,047)

Total shareholders’ equity	494,534	149,511	1,582,640	831,049	(2,564,475)	493,259

Total liabilities and shareholders equity	$764,607	$515,973	$1,751,503	$1,169,852	$2,564,490	$1,637,445

Consolidating Statement of Operations for the three months ended March 31, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$129,374	$315,444	$4,591	$449,409
Other income, net	—	—	4,769	426	(4,592)	603

	—	—	134,143	315,870	(1)	450,012

Cost and Expenses
Cost of sales	—	—	124,689	290,275	(1,221)	413,743
Selling, general and administrative expenses	498	(1,731)	5,658	4,801	1,227	10,453
Equity in the (earnings) loss of subsidiaries	(2,962)	(12,519)	—	(5,007)	15,481	(5,007)

Total cost and expenses	(2,464)	(14,250)	130,347	290,069	15,487	419,189

Income from operations	2,464	14,250	3,796	25,801	(15,488)	30,823
Interest income	—	766	1,117	998	(1,127)	1,754
Interest expense	(490)	(11,232)	(5)	(5,446)	1,320	(15,853)
Loss on early retirement of debt	—	—	—	(10,804)	—	(10,804)
Change in fair value of warrant liability	4,900	—	—	—	—	4,900

Income before income taxes and minority interest	6,874	3,784	4,908	10,549	(15,295)	10,820
Income tax benefit (provision)	(2,443)	—	—	258	—	(2,185)
Minority interest	—	(822)	(3,382)	—	—	(4,204)

Net income (loss)	$4,431	$2,962	$1,526	$10,807	$(15,295)	$4,431

Consolidating Statement of Cash Flows for the three months ended March 31, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$4,431	$2,962	$1,526	$10,807	$(15,295)	$4,431
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss on early retirement of debt	—	—	—	9,418	—	9,418
Change in fair value of warrants	(4,900)	—	—	—	—	(4,900)
Depreciation and amortization	—	—	10,672	18,504	—	29,176
Deferred income taxes	15,625	—	—	(755)	(7,794)	7,077
Minority interest in earnings	—	822	3,382	—	—	4,204
Equity in earnings (loss) of subsidiaries	(2,962)	(12,519)	—	(5,007)	15,481	(5,007)
Amortization of unearned compensation	339	—	—	—	—	339
Term loan discount accretion	—	—	—	1,209	—	1,209
Change in operating assets and liabilities	(32,755)	22,642	(24,929)	(5,986)	32,076	(13,852)

Net Cash Flows from Operating Activities	(20,221)	13,907	(9,349)	28,190	24,468	36,995

Investing Activities
Capital expenditures	—	—	(767)	(5,653)	—	(6,420)
Plant turnaround expenditures	—	—	—	(7,032)	—	(7,032)
Other	(1,414)	1,285	(976)	6,503	(3,868)	1,530

Net Cash Flows from Investing Activities	(1,414)	1,285	(1,743)	(6,182)	(3,868)	(11,922)

Financing Activities
Principal payments on long-term debt	—	—	(27)	(50,015)	—	(50,042)
Proceeds from exercise of stock options	102	—	—	—	—	102
Distributions to minority interests	—	(586)	(2,412)	—	—	(2,998)
Change in investments and advances from (to) affiliates	21,533	(142,862)	23,210	117,787	(19,668)	—

Net Cash Flows from Financing Activities	21,635	(143,448)	20,771	67,772	(19,668)	(52,938)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(932)	(932)

Increase (decrease) in Cash and Short-term Investments	—	(128,256)	9,679	89,780	—	(28,797)

Cash and Short-term Investments at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Short-term Investments at End of Year	$1	$76,435	$38,222	$90,343	$—	$205,001

Consolidating Balance Sheet as of December 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$1	$204,691	$28,543	$563	$—	$233,798
Accounts receivable	7	(75)	31,181	119,158	—	150,271
Inventories	60	—	32,243	116,504	1	148,808
Other current assets	1,520	21,149	9,540	26,888	(991)	58,106

Total current assets	1,588	225,765	101,507	263,113	(990)	590,983

Property, plant and equipment, net	—	—	306,020	499,170	(7,212)	797,978
Deferred plant turnaround costs, intangible and other assets	237	14,177	14,365	42,560	9,269	80,608
Equity method investments	—	—	—	215,939	—	215,939
Investment in and advanced to (from) affiliates	735,357	237,464	1,366,624	192,787	(2,532,232)	—

Total Assets	$737,182	$477,406	$1,788,516	$1,213,569	$(2,531,165)	$1,685,508

Liabilities
Debt due within one year	$—	$—	$104	$63	$—	$167
Accounts payable	515	1,600	26,385	94,218	—	122,718
Accrued expenses and other current liabilities	50,466	7,426	79,233	84,058	(988)	220,195

Total current liabilities	50,981	9,026	105,722	178,339	(988)	343,080

Long-term debt and capital lease obligations	—	331,300	26	103,912	—	435,238
Deferred income taxes	(19,322)	—	—	75,488	2,057	58,223
Pension and other liabilities	112,020	—	15,343	36,935	(2)	164,296
Minority interest	—	18,034	74,164	—	(1)	92,197

Total liabilities and minority interest	143,678	358,360	195,255	394,674	1,066	1,093,034

Preferred Shares	133,069	—	—	—	—	133,069
Shareholders’ Equity
Common stock	144,531	—	72	49,709	(49,781)	144,531
Paid in capital	681,639	150,218	1,750,879	892,400	(2,793,497)	681,639
Accumulated other comprehensive income (loss)	(55,995)	(52,994)	—	21,885	31,109	(55,994)
Retained earnings (deficit)	(307,174)	21,822	(157,690)	(145,099)	279,938	(308,203)

Total shareholders’ equity	460,434	119,046	1,593,261	818,895	(2,532,231)	459,405

Total liabilities and shareholders’ equity	$737,182	$477,406	$1,788,516	$1,213,569	$(2,531,165)	$1,685,508

Consolidating Balance Sheet as of March 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$157,680	$589	$1,823	$—	$160,092
Accounts receivable, net	—	10	29,625	76,453	—	106,088
Inventories	—	—	40,451	73,535	—	113,986
Other current assets	6,652	9,586	5,069	11,961	3,388	36,656

Total current assets	6,652	167,276	75,734	163,772	3,388	416,822

Property, plant and equipment, net	—	—	333,032	366,505	(1,796)	697,741
Investments in and advanced to (from) affiliates	408,856	384,989	1,296,586	119,449	(2,209,880)	—
Other assets and deferred plant turnaround costs	(453)	17,602	7,829	29,750	293	55,021

Total assets	$415,055	$569,867	$1,713,181	$679,476	$(2,207,995)	$1,169,584

Liabilities
Debt due within one year	$—	$—	$94	$60	$—	$154
Accounts payable	137	—	30,285	47,123	—	77,545
Accrued and other liabilities	(6,881)	39,606	50,161	79,199	3,388	165,473

Total current liabilities	(6,744)	39,606	80,540	126,382	3,388	243,172

Long-term debt and capital lease obligations	—	402,000	105	59	—	402,164
Deferred income taxes	41,201	—	—	(12,465)	—	28,736
Pension and other liabilities	89,825	(4,105)	21,946	6,231	—	113,897
Minority interest	—	17,769	73,073	—	—	90,842

Total liabilities	124,282	455,270	175,664	120,207	3,388	878,811

Shareholders’ Equity
Common stock	129,029	—	72	49,709	(49,781)	129,029
Paid-in capital	555,604	150,218	1,778,916	685,556	(2,614,690)	555,604
Accumulated other comprehensive income (loss)	(37,320)	(37,320)	—	17,484	19,836	(37,320)
Retained earnings (deficit)	(356,540)	1,699	(241,471)	(193,480)	433,252	(356,540)

Total shareholders’ equity	290,773	114,597	1,537,517	559,269	(2,211,383)	290,773

Total liabilities and shareholders’ equity	$415,055	$569,867	$1,713,181	$679,476	$(2,207,995)	$1,169,584

Consolidating Statement of Operations for the three months ended March 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$112,488	$246,309	$1,664	$360,461
Other income, net	—	—	2,127	105	(1,664)	568

	—	—	114,615	246,414	—	361,029

Cost and Expenses
Cost of sales	—	—	110,849	212,177	621	323,647
Product claim costs	—	—	—	(15,514)	—	(15,514)
Selling, general and administrative expenses	906	(491)	4,719	2,600	(425)	7,309
Equity in the (earnings) loss of subsidiaries	(25,669)	(38,112)	(860)	—	64,641	—

	(24,763)	(38,603)	114,708	199,263	64,837	315,442

Income (loss) from operations	24,763	38,603	(93)	47,151	(64,837)	45,587
Interest income	—	361	972	173	(1,129)	377
Interest expense	(769)	(12,721)	(8)	(1,148)	1,145	(13,501)
Minority interest	—	(574)	(2,359)	—	—	(2,933)

Income (loss) from operations before income taxes	23,994	25,669	(1,488)	46,176	(64,821)	29,530
Income tax benefit (provision)	(5,764)	—	—	(5,535)	(1)	(11,300)

Net income (loss)	$18,230	$25,669	$(1,488)	$40,641	$(64,822)	$18,230

Consolidating Statement of Cash Flows for the three months ended March 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$18,230	$25,669	$(1,488)	$40,641	$(64,822)	$18,230
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	1,048	11,755	12,775	—	25,578
Deferred income taxes	10,922	—	—	(17)	418	11,323
Minority interest in earnings	—	574	2,359	—	—	2,933
Recovery of product claim costs	—	—	—	(12,874)	—	(12,874)
Equity in earnings (loss) of subsidiaries	25,669	38,112	860	—	(64,641)	—
Change in operating assets and liabilities	(8,238)	8,395	26,405	(9,842)	13,969	30,689
Other	—	—	—	12,874	(71)	(71)

Net Cash Flows from Operating Activities	46,583	73,798	39,891	43,557	(128,021)	75,808

Investing Activities
Capital expenditures	—	—	(80)	(995)	—	(1,075)
Plant turnaround expenditures	—	—	(3)	(147)	—	(150)
Other	453	(1)	883	(6,047)	3,851	(861)

Net Cash Flows from Investing Activities	453	(1)	800	(7,189)	3,851	(2,086)

Financing Activities
Principal payments on long-term debt and capital lease obligations	—	—	(26)	(15)	—	(41)
Change in investments and advances from (to) affiliates	(47,172)	9,477	(44,887)	(41,494)	124,076	—
Stock issuance, net	136	—	—	—	—	136
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)

Net Cash Flows from Financing Activities	(47,036)	9,252	(45,841)	(41,509)	124,076	(1,058)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	94	94

Increase (decrease) in Cash and Short-term Investments	—	83,049	(5,150)	(5,141)	—	72,758

Cash and Short-term Investments at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Short-term Investments at End of Year	$—	$157,680	$589	$1,823	$—	$160,092

12.	Related Party Transactions

At March 31, 2005, Perry Corporation and its affiliates are the beneficial owners of 11.7% of Terra’s outstanding shares.

In connection with the acquisition of MCC, an affiliate of Perry is co-joint lead arranger and a lender for a portion of the $125.0 million term loan due in 2008. During the first quarter of 2005, Terra paid interest of $0.4 million on the portion of the term loan held by the Perry affiliate. In March 2905, Terra prepaid an aggregate of $50.0 million of the term loan. The Perry affiliate received $23.3 of the $50.0 million payment.

In connection with the $50.0 million prepayment, Terra paid a prepayment penalty of $1.4 million. The Perry affiliate received $0.6 million of the prepayment penalty. At March 31, 2005 the Perry affiliate holds approximately $34.9 million of the term loan due in 2008.

On May 4, 2005, Terra announced plans to prepay remaining outstanding amounts due under the 2008 term loan.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005 COMPARED WITH QUARTER ENDED MARCH 31, 2004

Consolidated Results

We reported net income of $4.4 million for the 2005 first quarter compared with a 2004 net income of $18.2 million. The 2004 net income includes $15.5 million (before taxes) recovery of product claim costs.

The remaining decrease in 2005 net income was primarily related to higher natural gas costs and loss on early retirement of debt. These were partially offset by earnings from the December 21, 2004 acquisition of MCC and the change in fair value of warrants.

We classify our operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from our ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and income (loss) from operations by segment for the three-month period ended March 31, 2005 and 2004 follow:

(in thousands)	2005	2004
REVENUES:
Nitrogen Products	$439,322	$317,557
Methanol	10,087	42,904
Other	603	568

	$450,012	$361,029

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$31,658	$49,418
Methanol	(674)	(2,046)
Other - net	(161)	(1,785)

	$30,823	$45,587

Nitrogen Products

Volumes and prices for the three-month periods ended March 31, 2005 and 2004 follow:

VOLUMES AND PRICES

	2005		2004
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	491	$271	310	$270
Nitrogen solutions	1,088	136	877	113
Urea	47	239	157	188
Ammonium nitrate	405	189	247	188

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $121.7 million to $439.3 million in the 2005 first quarter compared with $317.6 million in the 2004 first quarter primarily as a result of $85.3 million sales increase related to the former MCC plants and higher sales prices. Sales prices were higher as the result of increased demand and lower supplies caused by industry curtailments.

The nitrogen products segment had operating income of $31.7 million for the 2005 first quarter compared with income from operations of $49.4 million for the 2004 period. The 2004 income from operations includes $15.5 million of recovery of product claim costs. The 2005 first quarter included $9.7 million of income from operations from the MCC operations acquired in December 2004. As compared to the last year’s first quarter, higher selling prices contributed almost $34.1 million to 2005 gross profits. First quarter natural gas costs increased about $42.1 million from the 2004 period. Natural gas unit costs, net of forward pricing gains and losses, were $6.44/MMBtu during the 2005 first quarter compared to $5.22/MMBtu during the same 2004 period. As a result of forward price contracts, first quarter 2005 natural gas costs for the nitrogen products segment were $11.7 million higher than spot prices.

Methanol

For the three months ended March 31, 2005 and 2004 the Methanol segment had revenues of $10.1 million and $42.9 million, respectively.

In November 1, 2004, we received notification from Methanex Corporation, under the terms of our agreement, to cease production at our Beaumont, Texas methanol manufacturing facility on December 1, 2004. We sold to Methanex our sales contracts and rights to the full output of the Beaumont plant for five years ending December 31, 2008, for a received lump-sum payment of $25 million and a share of cash gross profits generated from Beaumont sales. The agreement gave Methanex the right to cease production at the Beaumont facility. Methanex elected to shut down the Beaumont facility as of December 1, 2004. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, Terra will continue to realize revenues relating to the facility of up to $16.4 million per year due to $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin based on the plant’s methanol production capacity, methanol referenced prices and natural gas costs.

The methanol segment had an operating loss of $0.7 million for the 2005 first quarter compared to an operating loss of $2.0 million for the 2004 first quarter. The decrease to the operating loss reflected higher methanol prices. We recorded 2005 revenue of $3.1 million under the profit sharing provision of the Methanex contract based on published methanol prices and natural gas costs.

Other – Net

We had other operating losses of $0.1 million in the 2005 first quarter compared to $1.8 million operating loss in the 2004 first quarter. The reduction to expenses relates primarily to lower 2005 legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, increased to $14.1 million during the 2005 first quarter from $13.1 million for the prior year period due primarily to higher borrowings related to the MCC acquisition.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2005 and 2004 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the first quarter 2005 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which we operate. The effective tax rate was 33.0% and 38.3% in the quarters ended March 31, 2005 and 2004, respectively. The tax rate decrease was due primarily to the relative benefit of permanent differences in book and taxable income for the three-month ended March 31, 2005 period as compared to the same period of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $205.0 million at March 31, 2005, all of which is unrestricted. Our other primary uses of funds are to fund our working capital requirements, make payments on our debt and other obligations and fund plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash provided from operations in the first three months of 2005 was $37.0 million, composed of $45.9 million of cash provided from operating activities, net of $8.9 million used to fund seasonal working capital needs.

During the first three months, we funded plant and equipment purchases of $6.4 million primarily for replacement or stay-in-business capital needs. We expect 2005 plant and equipment purchases to approximate $25 million consisting primarily of expenditures for replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant generally every two years. We funded $7.0 million of plant turnaround costs in the first three months of 2005. We estimate 2005 plant turnaround costs will approximate $35 million.

We have revolving credit facilities totaling $200 million that expire in June 2008. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of our consolidated subsidiaries. At March 31, 2005, borrowing availabilities exceeded the credit facilities’ $200 million maximum. There were no outstanding revolving credit borrowings and there were $17.5 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $182.5 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.

In March 2005 we repaid $50.0 million of the term loan from available cash. On May 4, 2005, Terra announced plans to prepay remaining outstanding amounts due under the 2008 term loan with payment due June 3, 2005.

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

Our cash contributions to pension plans are estimated at $10 million in 2005. Actual contributions could vary from these estimates depending on actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.

Distributions paid to the minority TNCLP common unitholders in the first three months of 2005 and 2004 were $3.0 million and $1.2 million, respectively. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to Terra’s operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. Terra manages its exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. Terra intends to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2004 provides more information as to the types of practices and instruments used to manage risk. There was no material change in Terra’s exposure to market risks since December 31, 2004.

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

The 2005 Annual Meeting of shareholders was held on May 3, 2005 in New York, New York. At the meeting a total of 72,799,368 votes were cast by shareholders.

The following persons were elected as Class I directors to hold office until the 2008 Annual Meeting, or until their successors are duly elected and qualified, and received the votes forth opposite their respective name:

NAME	FOR	WITHHELD
Michael L. Bennett	71,900,379	898,989
Peter S. Janson	72,506,790	292,578

The shareholders ratified the selection by the Audit Committee of the Corporation’s Board of Directors of Deloitte & Touche, LLP as independent accountants for the Corporation for 2005. The number of votes cast for such proposal was 71,402,561, the number against was 793,533 and the number of abstentions was 603,274.

The shareholders approved issuance of up to a maximum of 3,044,368 common shares in redemption of the Series B Cumulative Redeemable Preferred Shares. The number of votes cast for such proposal was 53,320,607, the number against was 3,220,518 and the number of abstentions was 86,261.

The shareholders approved issuance of 4,000,000 common shares of outstanding warrants. The number of votes cast for such proposal was 56,076,807, the number against was 454,810 and the number of abstentions was 95,769.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: May 10, 2005	/s/ Francis G. Meyer
Francis G. Meyer Senior Vice President and Chief Financial Officer and a duly authorized signatory