Form 10-Q
period 2005-06-30
TERRA INDUSTRIES INC
filed 2005-08-09
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	93,010,269 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004	June 30, 2004
Assets
Cash and cash equivalents	$92,451	$233,798	$110,944
Accounts receivable, less allowance for doubtful accounts of $207, $262 and $586	161,600	150,271	129,414
Inventories	150,461	148,808	90,015
Other current assets	31,195	58,106	36,739

Total current assets	435,707	590,983	367,112

Property, plant and equipment, net	779,951	797,978	677,268
Equity method investments	187,897	215,939	—
Deferred plant turnaround costs	30,491	33,897	22,114
Intangible assets	10,525	24,884	—
Other assets	11,506	21,827	25,331

Total assets	$1,456,077	$1,685,508	$1,091,825

Liabilities
Debt due within one year	$113	$167	$157
Accounts payable	87,360	119,571	76,940
Accrued expenses and other current liabilities	65,514	220,195	72,797

Total current liabilities	152,987	339,933	149,894

Long-term debt and capital lease obligations	331,308	435,238	402,123
Deferred income taxes	74,036	58,224	31,436
Pension liabilities	119,555	119,570	63,453
Other liabilities	45,568	47,872	52,782
Minority interest	98,059	92,197	93,255

Total liabilities and minority interest	821,513	1,093,034	792,943

Preferred Stock - liquidation value of $136,718 and $137,269 at June 30, 2005 and December 31, 2004	132,519	133,069	—

Common Shareholders’ Equity
Capital stock Common Shares, authorized 133,500 shares 93,010; 92,944 and 77,684 outstandiing	144,580	144,531	129,094
Paid-in capital	693,875	681,639	555,684
Accumulated other comprehensive loss	(49,767)	(55,994)	(47,221)
Unearned compensation	(2,023)	(2,568)	—
Accumulated deficit	(284,620)	(308,203)	(338,675)

Total common shareholders’ equity	502,045	459,405	298,882

Total liabilities and minority interest, preferred stock and common shareholders’ equity	$1,456,077	$1,685,508	$1,091,825

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Net sales	$487,415	$416,264	$935,338	$776,725
Other income, net	2,578	504	4,667	1,072

Total revenues	489,993	416,768	940,005	777,797

Costs and Expenses
Cost of sales	408,587	370,578	822,330	694,225
Selling, general and administrative expense	16,046	9,295	26,499	16,604
Recovery of product claim costs	—	(2,389)	—	(17,903)
Equity in earnings of unconsolidated affiliates	(4,401)	—	(9,407)	—

	420,232	377,484	839,422	692,926

Income from operations	69,761	39,284	100,583	84,871

Interest income	1,667	612	3,421	989
Interest expense	(14,130)	(13,440)	(29,983)	(26,941)
Loss on early retirement of debt	(16,389)	—	(27,193)	—
Change in fair value of warrant liability	3,960	—	8,860	—

Income before income taxes and minority interest	44,869	26,456	55,688	58,919
Income tax provision	(15,975)	(5,025)	(18,160)	(16,325)
Minority interest	(7,192)	(3,566)	(11,395)	(6,499)

Net income	21,702	17,865	26,133	36,095
Preferred share dividends	(1,275)	—	(2,550)	—

Net Income Available to Common Shareholders	$20,427	$17,865	$23,583	$36,095

Basic and diluted income per share:
Basic	$0.22	$0.24	$0.26	$0.48
Diluted	0.20	0.23	0.24	0.46

Basic and diluted weighted average shares outstanding:
Basic	91,439	75,898	91,415	75,769
Diluted	107,123	77,879	106,780	77,663

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2005
Operating Activities
Net income	$26,133	$36,095
Adjustments to reconcile net income to net cash flows from operating activities:
Noncash loss on early retirement of debt	22,543	—
Change in fair value of warrant liability	(8,860)	—
Recovery of product claim costs	—	(12,874)
Depreciation and amortization	60,131	50,484
Deferred income taxes	22,833	16,526
Minority interest in earnings	11,395	6,499
Equity earnings of unconsolidated affiliates	(9,407)	—
Amortization of unearned compensation	691	—
Term loan discount accretion	1,774	—
Changes in current assets and liabilities:
Accounts receivable	(14,750)	4,126
Inventories	(4,068)	506
Accounts payable and accrued expenses	(165,657)	(3,069)
Other assets and liabilities, net	48,010	(68,177)

Net cash flows from operating activities	(9,232)	30,116

Investing Activities
Purchase of property, plant and equipment	(10,213)	(3,425)
Plant turnaround expenditures	(7,375)	(819)
Distributions received from unconsolidated affiliates	23,625	—

Net cash flows from investing activities	6,037	(4,244)

Financing Activities
Payments under borrowings arrangements	(125,084)	(79)
Preferred share dividends paid	(3,400)	—
Proceeds from exercise of stock options	114	269
Distributions to minority interests	(5,535)	(2,306)

Net cash flows from financing activities	(133,905)	(2,116)

Effect of exchange rate changes on cash	(4,247)	(146)

Increase (decrease) to cash and cash equivalents	(141,347)	23,610
Cash and cash equivalents at beginning of period	233,798	87,334

Cash and cash equivalents at end of period	$92,451	$110,944

Supplemental cash flow information:
Interest paid	$24,302	$25,550
Income tax refunds received	11,049	—
Income taxes paid	398	339

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands)

(unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Unearned Compensation	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at January 1, 2005	$144,531	$681,639	$(55,994)	$(2,568)	$(308,203)	$459,405
Comprehensive income (loss):
Net income	—	—	—	—	26,133	26,133	$26,133
Foreign currency translation adjustment	—	—	(19,215)	—	—	(19,215)	(19,215)
Change in fair value of derivatives, net of taxes of $2,882	—	—	25,442	—	—	25,442	25,442

Comprehensive income							$32,360

Preferred share dividends	—	—	—	—	(2,550)	(2,550)
Reclassification of warrant liability	—	12,240	—	—	—	12,240
Exercise of stock options	42	62	—	—	—	104
Restricted stock	7	(66)	—	(146)	—	(205)
Amortizaton of unearned compensation	—	—	—	691	—	691

Balance at June 30, 2005	$144,580	$693,875	$(49,767)	$(2,023)	$(284,620)	$502,045

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Unearned Compensation	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at January 1, 2004	$128,968	$555,529	$(44,596)	$—	$(374,770)	$265,131
Comprehensive income:
Net income	—	—	—	—	36,095	36,095	$36,095
Foreign currency translation adjustment	—	—	1,271	—	—	1,271	1,271
Change in fair value of derivatives, net of taxes of $3,210	—	—	(3,896)	—	—	(3,896)	(3,896)

Comprehensive income							$33,470

Exercise of stock options	123	146	—	—	—	269
Restricted stock	3	9	—	—	—	12

Balance at June 30, 2004	$129,094	$555,684	$(47,221)	$—	$(338,675)	$298,882

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Financial Statement Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements and condensed notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “the company” and “it”) and the results of operations for the periods presented. Because of the seasonal nature of Terra’s operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with the company’s 2004 Annual Report on Form 10-K to Shareholders.

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

Stock-Based Compensation

Terra accounts for its employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations, which utilize the intrinsic value method. The company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”. The pro forma impact on basic income and diluted income per share of accounting for stock-based compensation using the fair value method required by SFAS No. 123 follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per-share amounts)	2005	2004	2005	2004
Net income available to common shareholders	$20,427	$17,865	$23,583	$36,095
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	352	290	691	428
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(352)	(290)	(691)	(428)

Pro forma net income available to common shareholders	$20,427	$17,865	23,583	$36,095

Income per share:
Basic – as reported	$0.22	$0.24	$0.26	$0.48

Basic – pro forma	0.22	0.24	0.26	0.48

Diluted – as reported	$0.20	$0.23	$0.24	$0.46

Diluted – pro forma	0.20	0.23	0.24	0.46

Impairment of Long-Lived Assets

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

Terra’s investments in companies that are accounted for on the equity method of accounting consists of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s nitrogen plant. These investments were $187.9 million at June 30, 2005. Terra includes the net earnings of these investments as an element of operating income since the investee’s operations provide additional capacity to Terra.

The combined results of operations and financial position of Terra’s equity method investments are summarized below:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2005	2004	2005	2004
Condensed income statement information:
Net sales	$36,933	$1,450	$79,736	$2,583

Net income	$11,226	$507	$29,769	$858

Terra’s equity earnings of
unconsolidated affiliates	$4,401	$—	$9,407	$—

Condensed balance sheet information:
Current assets	$56,467	$1,649	$56,467	$1,649
Long-lived assets	245,257	3,117	245,257	3,117

Total assets	$301,724	$4,766	$301,724	$4,766

Current liabilities	$22,417	$1,045	$22,417	$1,045
Long-term liabilities	300	753	300	753
Equity	279,007	2,968	279,007	2,986

Total liabilities and equity	$301,724	$4,766	$301,724	$4,766

The carrying value of these investments at June 30, 2005 was $48.4 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to affiliate fixed asset values and is being amortized over a period of approximately 15 years.

Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the three and six month periods ending June 30, 2005, Terra purchased approximately $12.9 million and $33.4 million of ammonia, respectively, from PLNL. On April 15, 2005, PLNL made a cash distribution to its shareholders, of which Terra’s portion was $22.5 million.

3.	Income Per Share

Basic income per share data is based on the weighted-average number of Common Shares outstanding during the period. Diluted income per share data is based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares and convertible preferred shares.

The following table provides a reconciliation between basic and diluted income per share for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per-share amounts)	2005	2004	2005	2004
Basic income per share computation:
Income from continuing operations	$21,702	$17,865	$26,133	$36,095
Less: Preferred share dividends	(1,275)	—	(2,550)	—

Income available to common shareholders	$20,427	$17,865	$23,583	$36,095

Weighted average shares outstanding	91,439	75,898	91,415	75,769

Basic income per common share	$0.22	$0.24	$0.26	$0.48

Diluted income per share computation:
Income available to common shareholders	$20,427	$17,865	$23,583	$36,095
Add: Preferred share dividends	1,275	—	2,550	—

Income available to common shareholders and assumed conversions	$21,702	$17,865	$26,133	$36,095

Weighted average shares outstanding	91,439	75,898	91,415	75,769
Add incremental shared from assumed conversions:
Preferred shares	14,140	—	14,162	—
Restricted stock	670	1,777	659	1,777
Common stock warrants	687	—	345	—
Common stock options	187	204	199	117

Dilutive potential common shares	107,123	77,879	106,780	77,663

Diluted income per common share	$0.20	$0.23	$0.24	$0.46

Common stock options totaling 0.1 million shares for the three and six month periods ended June 30, 2005 and 2004 were excluded from the computation of diluted income per share because the exercise prices of these options exceeded the average market price of Terra’s stock for the respective periods, and the effect of their inclusion would be antidilutive.

4.	Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Raw materials	$38,400	$38,386	$23,652
Supplies	37,296	36,543	21,900
Finished goods	74,765	73,879	44,463

Total	$150,461	$148,808	$90,015

Inventory is valued at actual first in - first out cost. Costs include raw material, labor and overhead.

5.	Acquisition

On December 21, 2004, Terra acquired Mississippi Chemical Corporation (“MCC”) for a purchase price valued at $210.6 million consisting of 15 million common shares, 172,690 Series B preferred shares and cash of $54.2 million, including costs directly related to the acquisition. MCC manufactures nitrogen-based fertilizers and industrial use products and has 50% ownership interests in an ammonia production facility in Point Lisas, Trinidad and in an ammonia storage joint venture located in Houston, Texas. In connection with the acquisition, Terra assumed $125.0 million of MCC long-term debt and $34.1 million of unfunded pension liabilities.

The Company has prepared a preliminary estimate of the fair values assigned to each major asset and liability caption of Terra as of the December 21, 2004 effective date of the acquisition. This preliminary estimate reflects a purchase price allocation based on estimates of the fair values of certain assets and liabilities. These values are subject to change until certain third party valuations have been finalized and changes in these values could have a material impact on the purchase price allocation and the resulting amounts of the assets and liabilities disclosed below.

(in thousands)	As of December 21, 2004
Current assets	$101,985
Property, plant and equipment	133,856
Equity investments	197,781
Intangible assets	16,484

Total assets acquired	450,106

Current liabilities	37,169
Long-term debt	125,000
Pension and other long-term liabilities	36,314
Deferred income taxes	41,574

Total liabilities assumed	240,057

Net assets acquired	$210,049

Differences between the amounts reflected above and the amounts disclosed in the Company’s 2004 Annual Report on Form 10-K are due to updated information about certain estimates obtained by management subsequent to the filing of such Form 10-K.

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The intangible asset is comprised of $10.3 million related to MCC’s customer base, $3.5 million related to deferred financing fees and $2.7 million of other intangible assets. The useful life of five years for the customer base intangible asset was based on management’s forecasts of customer turnover. The deferred financing fees are amortized over the remaining life of the related long-term debt; as of June 30, 2005, all of MCC’s long-term debt has been repaid and the unamortized deferred financing fees have been charged to expense. The other intangible assets will be amortized over their useful lives.

The following represents unaudited pro forma summary results of operations as if the acquisition of MCC had occurred at the beginning of 2004.

(in thousands, except per-share amounts)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues	$495,168	$949,356
Operating income	43,379	102,941
Net income	18,323	42,623
Basic income per share	0.20	0.47
Diluted income per share	0.19	0.45

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

The following summarizes open natural gas derivative contracts at June 30, 2005 and 2004:

(in thousands)	2005		2004
	Contract MMBtu	Unrealized Gain (Loss)	Contract MMBtu	Unrealized Gain
Swaps	15,429	$10,904	14,880	$2,909
Options	12,780	(3,316)	15,470	(3,111)

	28,209	$7,588	30,350	$(202)

Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month in which the hedged transaction closes. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Realized (losses) gains on closed contracts relating to future periods for the three and six month periods ending June 30, 2005 were $(0.4) million and $2.0 million, respectively.

Compared with spot prices, natural gas derivative activities increased Terra’s 2005 first six month natural gas costs by $8.3 million and reduced 2004 first six month natural gas costs by $10.4 million.

The following table presents the carrying amounts and estimated fair values of Terra’s derivative financial instruments as of June 30, 2005 and 2004. SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(in millions)	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Natural gas	$2.0	$7.6	$0.6	$(0.2)

The activity to other comprehensive income (loss), net of income taxes, relating to a current period hedging transactions for the three- and six-month periods ended June 30, 2005 and 2004 follow:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2005	2004	2005	2004
Beginning accumulated gain (loss)	$14,487	$3,160	$(19,307)	$3,979
Reclassification into earnings	(3,310)	(7,477)	7,419	(10,066)
Net change associated with current period hedging transactions	(5,042)	4,400	18,023	6,170

Ending accumulated gain (loss)	$6,135	$83	$6,135	$83

Approximately $4.3 million of the accumulated gain at June 30, 2005 will be reclassified into earnings during 2005.

7.	Long-term Debt and Other Borrowings

Long-term debt and other borrowings consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Secured Senior Notes, 12.875% due 2008	$200,000	$200,000	$200,000
Term loan, due 2008, net of $24.1 million unamortized discount at December, 31, 2004	—	103,900	—
Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	131,300	202,000
Other	121	205	280

	331,421	435,405	402,280
Less current maturities	113	167	157

Total	$331,308	$435,238	$402,123

In March 2005, Terra repaid $50.0 million of the term loan. The discounted book value of debt prior to repayment was $41.9 million. As a result, Terra recognized a loss on the repayment of $8.1 million and other related prepayment charges of $2.7 million during the first quarter of 2005.

In June 2005, the company repaid $75.0 million of the term loan. The discounted book value of the debt prior to repayment was $63.7 million. As a result, the company recognized a loss on the repayment of $11.3 million and other prepayment charges of $5.1 million during the second quarter of 2005.

8.	Pension Plans

Terra maintains defined benefit pension plans that cover substantially all salaried and hourly employees. Benefits are based on a pay formula. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. The company also has certain non-qualified pension plans covering executives, which are unfunded. Terra accrues pension costs based upon annual actuarial valuations for each plan and funds these costs in accordance with statutory requirements.

The estimated components of net periodic pension expense follow:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2005	2004	2005	2004
Service cost	$683	$502	$1,366	$1,004
Interest cost	3,917	3,754	7,834	7,508
Expected return on plan assets	(3,070)	(3,065)	(6,140)	(6,130)
Amortization of prior service cost	5	7	11	14
Amortization of actuarial loss	1,222	1,191	2,444	2,382
Amortization of net transition assets	13	(28)	25	(58)
Termination charge	—	—	—	—

Pension Expense	$2,770	$2,361	$5,540	$4,720

Cash contributions to the defined benefit pension plans for the three months ended June 30, 2005 and 2004 were $2.7 million and $3.2 million, respectively. Cash contributions to the defined benefit pension plans for the six months ended June 30, 2005 and 2004 were $4.3 million and $4.7 million, respectively.

Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the company contributions to these plans for the three month periods ending June 30, 2005 and 2004 totaled $1.1 million and $0.8 million, respectively. Contributions to these plans for the six month periods ending June 30, 2005 and 2004 were $2.1 million and $1.6 million, respectively.

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

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2005 and 2004 follow:

(in thousands)	Foreign Currency Translation Adjustment	Fair Value of Derivatives, net of taxes	Minimum Pension Liability, net of taxes	Total
Balance December 31, 2004	$14,287	$(19,307)	$(50,974)	$(55,994)
Change in foreign translation adjustment	(19,215)	—	—	(19,215)
Reclassification to earnings	—	7,419	—	7,419
Change in fair value of derivatives	—	18,023	—	18,023

Balance June 30, 2005	$(4,928)	$6,135	$(50,974)	$(49,767)

Balance December 31, 2003	$(10,928)	$3,979	$(37,647)	$(44,596)
Change in foreign translation adjustment	1,271	—	—	1,271
Reclassification to earnings	—	(10,066)	—	(10,066)
Change in fair value of derivatives	—	6,170	—	6,170

Balance June 30, 2004	$(9,657)	$83	$(37,647)	$(47,221)

10.	Industry Segment Data

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products business produces and distributes ammonia, urea, nitrogen solutions, ammonium nitrate and other products to farm distributors and industrial users. The methanol business manufactures and distributes methanol which is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. Terra does not allocate interest, income taxes or corporate-related charges to business segments. Included in Other are general corporate activities not attributable to a specific industry segment.

The following summarizes operating results by business segment:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2005	2004	2005	2004
Revenues - Nitrogen Products	$479,516	$362,518	$918,838	$680,075
- Methanol	9,866	53,746	19,953	96,650
- Other	611	504	1,214	1,072

Total revenues	$489,993	$416,768	$940,005	$777,797

Income (loss) from operations
- Nitrogen Products	$73,839	$42,012	$105,497	$91,430
- Methanol	(2,415)	(924)	(3,089)	(2,970)
- Other - net	(1,663)	(1,804)	(1,825)	(3,589)

Income from operations	$69,761	$39,284	$100,583	$84,871

The following summarizes geographic revenues information for the three and six month periods ending June 30:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2005	2004	2005	2004
United States	$393,982	$320,188	$730,924	$565,512
Canada	18,806	19,504	30,475	30,836
United Kingdom	77,205	77,076	178,606	181,449

	$489,993	$416,768	$940,005	$777,797

11.	Guarantor Subsidiaries

The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for June 30, 2005; December 31 and June 30, 2004 are presented below for purposes of complying with the reporting requirements of the Guarantee Subsidiaries. Statements of operations for the three and six months and statements of cash flows for the six months ended June 30, 2005 and 2004 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Consolidating Balance Sheet as of June 30, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$14,695	$50,053	$27,703	$(1)	$92,451
Accounts receivable, net	—	(92)	47,273	114,418	1	161,600
Inventories	—	—	28,050	122,411	—	150,461
Other current assets	6,285	5,359	7,997	11,554	—	31,195

Total current assets	6,286	19,962	133,373	276,086	—	435,707

Property, plant and equipment, net	—	—	288,678	491,273	—	779,951
Equity method investments	—	—	—	187,897	—	187,897
Intangible, other assets and deferred plant turnaround costs	2,543	12,146	10,484	27,349	—	52,522
Investments in and advances to (from) affiliates	741,456	602,265	1,334,486	702,224	(3,380,431)	—

Total assets	$750,285	$634,373	$1,767,021	$1,684,829	$(3,380,431)	$1,456,077

Liabilities
Debt due within one year	$—	$—	$70	$44	$(1)	$113
Accounts payable	63	—	19,187	68,110	—	87,360
Accrued expenses and other current liabilities	2,325	78,501	31,390	22,126	(68,828)	65,514

Total current liabilities	2,388	78,501	50,647	90,280	(68,829)	152,987

Long-term debt and capital lease obligations	—	331,300	8	—	—	331,308
Deferred income taxes	(1,748)	—	(2)	75,784	2	74,036
Pension and other liabilities	115,081	(332)	14,488	35,888	(2)	165,123
Minority interest	—	19,180	78,878	—	1	98,059

Total liabilities	115,721	428,649	144,019	201,952	(68,828)	821,513

Preferred stock	132,519	—	—	—	—	132,519

Shareholders’ Equity
Common stock	144,580	—	73	49,709	(49,782)	144,580
Paid-in capital	693,875	150,218	1,774,396	1,485,227	(3,409,841)	693,875
Accumulated other comprehensive loss and unearned compensation	(51,790)	—	—	19,430	(19,430)	(51,790)
Retained earnings (deficit)	(284,620)	55,506	(151,467)	(71,489)	167,450	(284,620)

Total shareholders’ equity	502,045	205,724	1,623,002	1,482,877	(3,311,603)	502,045

Total liabilities and shareholders equity	$750,285	$634,373	$1,767,021	$1,684,829	$(3,380,431)	$1,456,077

Consolidating Statement of Operations for the three months ended June 30, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$150,187	$336,069	$1,159	$487,415
Other income, net	—	—	3,358	378	(1,158)	2,578

	—	—	153,545	336,447	1	489,993

Cost and Expenses
Cost of sales	—	—	131,203	276,955	429	408,587
Selling, general and administrative expenses	599	(2,452)	13,102	2,937	1,860	16,046
Equity in the (earnings) loss of subsidiaries	(30,722)	(40,527)	—	(29,465)	96,313	(4,401)

Total cost and expenses	(30,123)	(42,979)	144,305	250,427	98,602	420,232

Income from operations	30,123	42,979	9,240	86,020	(98,601)	69,761
Interest income	—	738	1,247	919	(1,237)	1,667
Interest expense	(491)	(11,588)	(5)	(3,662)	1,616	(14,130)
Loss on early retirement of debt	—	—	—	(16,389)	—	(16,389)
Change in fair value of warrant liability	3,960	—	—	—	—	3,960

Income before income taxes and minority interest	33,592	32,129	10,482	66,888	(98,222)	44,869
Income tax provision	(11,890)	—	—	(4,085)	—	(15,975)
Minority interest	—	(1,407)	(5,785)	—	—	(7,192)

Net income	$21,702	$30,722	$4,697	$62,803	$(98,222)	$21,702

Consolidating Statement of Operations for the six months ended June 30, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$279,561	$651,513	$4,264	$935,338
Other income, net	—	—	8,127	804	(4,264)	4,667

	—	—	287,688	652,317	—	940,005

Cost and Expenses
Cost of sales	—	—	255,892	567,230	(792)	822,330
Selling, general and administrative expenses	1,097	(4,183)	18,760	7,738	3,087	26,499
Equity in the (earnings) loss of subsidiaries	(33,684)	(53,046)	—	(34,472)	111,795	(9,407)

Total cost and expenses	(32,587)	(57,229)	274,652	540,496	114,090	839,422

Income from operations	32,587	57,229	13,036	111,821	(114,090)	100,583
Interest income	—	1,504	2,364	1,917	(2,364)	3,421
Interest expense	(981)	(22,820)	(10)	(9,108)	2,936	(29,983)
Loss on early retirement of debt	—	—	—	(27,193)	—	(27,193)
Change in fair value
of warrant liability	8,860	—	—	—	—	8,860

Income before income taxes and minority interest	40,466	35,913	15,390	77,437	(113,518)	55,688
Income tax provision	(14,333)	—	—	(3,827)	—	(18,160)
Minority interest	—	(2,229)	(9,167)	—	1	(11,395)

Net income	$26,133	$33,684	$6,223	$73,610	$(113,517)	$26,133

Consolidating Statement of Cash Flows for the six months ended June 30, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$26,133	$33,684	$6,223	$73,610	$(113,517)	$26,133
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on early retirement of debt	—	—	—	22,543	—	22,543
Change in fair value of warrants	(8,860)	—	—	—	—	(8,860)
Depreciation and amortization	—	—	21,533	38,603	(5)	60,131
Deferred income taxes	22,707	—	—	297	(171)	22,833
Minority interest in earnings	—	2,229	9,167	—	(1)	11,395
Equity in (earnings) of subsidiaries	(33,684)	(53,045)	—	(34,472)	111,794	(9,407)
Amortization of unearned compensation	691	—	—	—	—	691
Term loan discount accretion	—	—	—	1,774	—	1,774
Change in operating assets and liabilities	(27,814)	14,831	(64,674)	(80,345)	21,537	(136,465)

Net Cash Flows from Operating Activities	(20,827)	(2,301)	(27,751)	22,010	19,637	(9,232)

Investing Activities
Capital expenditures	—	—	(1,846)	(8,367)	—	(10,213)
Plant turnaround expenditures	—	—	—	(7,375)	—	(7,375)
Distributions received from unconsolidated affiliates	—	—	—	23,625	—	23,625

Net Cash Flows from Investing Activities	—	—	(1,846)	7,883	—	6,037

Financing Activities
Principal payments on long-term debt	—	—	(52)	(125,032)	—	(125,084)
Proceeds from exercise of stock options	114	—	—	—	—	114
Preferred stock dividends paid	(3,400)	—	—	—	—	(3,400)
Distributions to minority interests	—	(1,052)	(4,483)	—	—	(5,535)
Change in investments and advances from (to) affiliates	24,113	(186,643)	55,642	122,279	(15,391)	—

Net Cash Flows from Financing Activities	20,827	(187,695)	51,107	(2,753)	(15,391)	(133,905)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(4,247)	(4,247)

Increase (decrease) in Cash and Cash Equivalents	—	(189,996)	21,510	27,140	(1)	(141,347)

Cash and Cash Equivalents at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Cash Equivalents at End of Year	$1	$14,695	$50,053	$27,703	$(1)	$92,451

Consolidating Balance Sheet as of December 31, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$204,691	$28,543	$563	$—	$233,798
Accounts receivable	7	(75)	31,181	119,158	—	150,271
Inventories	60	—	32,243	116,504	1	148,808
Other current assets	1,520	21,149	9,540	26,888	(991)	58,106

Total current assets	1,588	225,765	101,507	263,113	(990)	590,983

Property, plant and equipment, net	—	—	306,020	499,170	(7,212)	797,978
Deferred plant turnaround costs, intangible and other assets	237	14,177	14,365	42,560	9,269	80,608
Equity method investments	—	—	—	215,939	—	215,939
Investment in and advanced to (from) affiliates	735,357	237,464	1,366,624	192,787	(2,532,232)	—

Total Assets	$737,182	$477,406	$1,788,516	$1,213,569	$(2,531,165)	$1,685,508

Liabilities
Debt due within one year	$—	$—	$104	$63	$—	$167
Accounts payable	515	1,600	26,385	94,218	(3,147)	119,571
Accrued expenses and other current liabilities	50,466	7,426	79,233	84,058	(988)	220,195

Total current liabilities	50,981	9,026	105,722	178,339	(988)	339,933

Long-term debt and capital lease obligations	—	331,300	26	103,912	—	435,238
Deferred income taxes	(19,322)	—	—	75,488	2,058	58,224
Pension and other liabilities	112,020	—	15,343	36,935	3,144	167,442
Minority interest	—	18,034	74,164	—	(1)	92,197

Total liabilities and minority interest	143,679	358,360	195,255	394,674	1,066	1,093,034

Preferred Shares	133,069	—	—	—	—	133,069

Shareholders’ Equity
Common stock	144,531	—	72	49,709	(49,781)	144,531
Paid in capital	681,639	150,218	1,750,879	892,400	(2,793,497)	681,639
Accumulated other comprehensive income (loss) and unearned compensation	(58,562)	(52,994)	—	21,885	31,109	(58,562)
Unearned compensation	(2,568)	—	—	—	—	(2,568)
Retained earnings (deficit)	(307,174)	21,822	(157,690)	(145,099)	279,938	(308,203)

Total shareholders’ equity	460,434	119,046	1,593,261	818,895	(2,532,231)	459,405

Total liabilities and shareholders’ equity	$737,182	$477,406	$1,788,516	$1,213,569	$(2,531,165)	$1,685,508

Consolidating Balance Sheet as of June 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$109,896	$88	$960	$—	$110,944
Accounts receivable, net	—	15	44,487	84,912	—	129,414
Inventories	—	—	25,391	64,624	—	90,015
Other current assets	2,592	18,852	6,546	8,749	—	36,739

Total current assets	2,592	128,763	76,512	159,245	—	367,112

Property, plant and equipment, net	—	—	323,076	355,993	(1,801)	677,268
Investments in and advanced to (from) affiliates	414,967	416,798	1,285,102	112,133	(2,229,000)	—
Other assets and deferred plant turnaround costs	(445)	16,554	5,635	24,900	801	47,445

Total assets	$417,114	$562,115	$1,690,325	$652,271	$(2,230,000)	$1,091,825

Liabilities
Debt due within one year	$—	$—	$96	$61	$—	$157
Accounts payable	56	—	31,365	45,519	—	76,940
Accrued and other liabilities	(15,283)	21,376	24,345	42,359	—	72,797

Total current liabilities	(15,227)	21,376	55,806	87,939	—	149,894

Long-term debt and capital lease obligations	—	402,000	79	44	—	402,123
Deferred income taxes	43,552	—	—	(12,116)	—	31,436
Pension and other liabilities	89,907	(278)	21,566	5,041	(1)	116,235
Minority interest	—	18,241	75,014	—	—	93,255

Total liabilities	118,232	441,339	152,465	80,908	(1)	792,943

Shareholders’ Equity
Common stock	129,094	—	72	49,709	(49,781)	129,094
Paid-in capital	555,684	150,218	1,774,243	680,836	(2,605,297)	555,684
Accumulated other comprehensive income (loss)	(47,221)	(47,221)	—	11,087	36,134	(47,221)
Retained earnings (deficit)	(338,675)	17,779	(236,455)	(170,269)	388,945	(338,675)

Total shareholders’ equity	298,882	120,776	1,537,860	571,363	(2,229,999)	298,882

Total liabilities and shareholders’ equity	$417,114	$562,115	$1,690,325	$652,271	$(2,230,000)	$1,091,825

Consolidating Statement of Operations for the three months ended June 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$164,520	$249,338	$2,406	$416,264
Other income, net	—	—	2,722	188	(2,406)	504

	—	—	167,242	249,526	—	416,768

Cost and Expenses
Cost of sales	—	—	154,411	216,951	(784)	370,578
Selling, general and administrative expenses	925	(914)	5,936	2,567	781	9,295
Recovery of product claim costs	—	—	—	(2,389)	—	(2,389)
Equity in the (earnings) loss of subsidiaries	(16,080)	(28,246)	(1)	—	44,327	—

	(15,155)	(29,160)	160,346	217,129	44,324	377,484

Income from operations	15,155	29,160	6,896	32,397	(44,324)	39,284
Interest income	—	279	997	415	(1,079)	612
Interest expense	(770)	(12,662)	(8)	(1,095)	1,095	(13,440)
Income (loss) from operations before income taxes and minority interest	14,385	16,777	7,885	31,717	(44,308)	26,456
Income tax benefit (provision)	3,480	—	—	(8,506)	—	(5,025)
Minority interest	—	(697)	(2,869)	—	—	(3,566)

Net income	$17,865	$16,080	$5,016	$23,211	$(44,307)	$17,865

Consolidating Statement of Operations for the six months ended June 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$227,008	$495,647	$4,070	$776,725
Other income, net	—	—	4,849	293	(4,070)	1,072

	—	—	281,857	495,940	—	777,797

Cost and Expenses
Cost of sales	—	—	265,260	429,128	(163)	694,225
Selling, general and administrative expenses	1,831	(1,405)	10,655	5,167	356	16,604
Recovery of product claim costs	—	—	—	(17,903)	—	(17,903)
Equity in the (earnings) loss of subsidiaries	(41,749)	(66,358)	(861)	—	108,968	—

	(39,918)	(67,763)	275,054	416,392	109,161	692,926

Income (loss) from operations	39,918	67,763	6,803	79,548	(109,161)	84,871
Interest income	—	640	1,969	588	(2,208)	989
Interest expense	(1,539)	(25,383)	(16)	(2,243)	2,240	(26,941)
Income (loss) from operations before income taxes and minority interest	38,379	43,020	8,756	77,893	(109,129)	58,919
Income tax provision	(2,284)	—	—	(14,041)	—	(16,325)
Minority interest	—	(1,271)	(5,228)	—	—	(6,499)

Net income (loss)	$36,095	$41,749	$3,528	$63,852	$(109,129)	$36,095

Consolidating Statement of Cash Flows for the six months ended June 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$36,095	$41,749	$3,528	$63,852	$(109,129)	$36,095
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	2,096	23,517	24,871	—	50,484
Deferred income taxes	13,273	—	—	332	2,921	16,526
Minority interest in earnings	—	1,271	5,228	—	—	6,499
Recovery of product
claim costs	—	—	—	(12,874)	—	(12,874)
Equity in earnings (loss) of subsidiaries	41,749	66,358	861	—	(108,968)	—
Change in operating assets and liabilities	(12,122)	(15,280)	2,275	(40,092)	(1,395)	(66,614)

Net Cash Flows from Operating Activities	78,995	96,194	39,409	36,089	(216,571)	30,116

Investing Activities
Capital expenditures	—	—	(412)	(3,013)	—	(3,425)
Plant turnaround expenditures	—	—	(666)	(153)	—	(819)

Net Cash Flows from Investing Activities	—	—	(1,078)	(3,166)	—	(4,244)

Financing Activities
Principal payments on long-term debt and capital lease obligations	—	—	(50)	(29)	—	(79)
Change in investments and advances from (to) affiliates	(79,264)	(60,479)	(38,076)	(38,898)	216,717	—
Stock issuance, net	269	—	—	—	—	269
Distributions to minority interests	—	(450)	(1,856)	—	—	(2,306)

Net Cash Flows from Financing Activities	(78,995)	(60,929)	(39,982)	(38,927)	216,717	(2,116)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(146)	(146)

Increase (decrease) in Cash and Cash Equivalents	—	35,265	(5,651)	(6,004)	—	23,610

Cash and Cash Equivalents at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Cash Equivalents at End of Year	$—	$109,896	$88	$960	$—	$110,944

12.	Related Party Transactions

At December 31, 2004, Perry Corporation and its affiliates are the beneficial owners of 11.7% of Terra’s outstanding shares.

In connection with the acquisition of MCC, an affiliate of Perry is co-joint lead arranger and a lender for a portion of the $125.0 million term loan due in 2008. During the first six months of 2005, Terra paid interest of $1.0 million on the portion of the term loan held by the Perry affiliate. In March 2005, Terra prepaid an aggregate of $50.0 million of the term loan. The Perry affiliate received $23.3 of the $50.0 million payment. In June 2005, Terra prepaid an aggregate of $75.0 million of the term loan. The Perry affiliate received $34.9 of the $75.0 million payment.

In connection with the $50.0 million prepayment, Terra paid a prepayment penalty of $1.4 million. The Perry affiliate received $0.6 million of the prepayment penalty. In connection with the $75.0 prepayment, the company paid a prepayment penalty of $3.3 million. The Perry affiliate received $1.5 million of the prepayment penalty.

13.	Subsequent Event

On June 20, 2005, the company announced the redemption of the 167,184 outstanding Series B Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”). On July 25, 2005, the Series B Preferred Shares expired and the Series B Preferred Shares will convert to the company’s Common Stock at a conversion rate of 12.3762 shares of Common Stock for each Series B Preferred Share, or approximately 2,069,103 shares of Common Stock. All other rights associated with the Series B Preferred Shares have expired. The company will issue Common Stock as the Series B Preferred Shares certificates are presented to the company.

Of the 167,184 Series B Preferred Shares that were outstanding as of June 30, 2005, 100,000 shares were held in escrow for the settlement of any claims against the company to satisfy obligations resulting from the breach of representation, warranties or covenants contained the MCC Stock Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Introduction

Terra produces and markets nitrogen products for agricultural and industrial markets with production facilities located in North America and the United Kingdom. Nitrogen products are commodity chemicals that are sold at prices reflecting global supply and demand conditions. The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. In order to be viable in this industry, a producer must be among the low-cost suppliers in the markets it serves and have a financial position that can sustain it during periods of oversupply.

Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since Terra competes with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ending December 31, 2003 did not allow the company and other North American producers to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production that have contributed to higher nitrogen product prices through reductions to global supplies.

Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to Terra’s facilities. Off-shore producers are most competitive in regions close to the point of entry for imports, including the Gulf Coast and East Coast of North America.

Terra’s sales volumes depend primarily on its plants’ operating rates. The company may purchase product from other manufacturers or importers for resale, but gross margins on those volumes are rarely significant. Profitability and cash flows from Terra’s nitrogen products business are affected by the company’s ability to manage its costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting Terra’s nitrogen products results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 “Business and Properties” section of Terra’s most recent Form 10-K filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2005 COMPARED WITH QUARTER ENDED JUNE 30, 2004

Consolidated Results

Terra reported net income of $21.7 million for the 2005 second quarter compared with a 2004 net income of $17.9 million. The increase is due to a 17% increase in revenue and a gain of $4.0 million on the fair value adjustment of warrants, offset by a 10% increase in cost of sales and a $16.4 million loss on the early retirement of debt. The increase in revenues was primarily due to sales increases related to the MCC operations acquired in December 2004 and higher sales prices offset by the volume decrease associated with the company’s Blytheville, Arkansas and Beaumont, Texas operations which were closed during 2004. Sales prices were higher due to increased demand and lower supplies primarily due to reduced production capacity in North America. The increase in cost of sales was primarily due to higher gas costs and the cost of additional volumes sold by MCC, offset by lower volumes from the closed facilities. Selling, general and administrative expenses were $6.7 million higher than the 2004 second quarter due primarily to continuing expenses associated with the MCC operations and higher incentive accruals.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and income (loss) from operations by segment for the three-month period ended June 30, 2005 and 2004 follow:

(in thousands)	2005	2004
REVENUES:
Nitrogen Products	$479,516	$362,518
Methanol	9,866	53,746
Other - net	611	504

	$489,993	$416,768

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$73,839	$42,012
Methanol	(2,415)	(924)
Other - net	(1,663)	(1,804)

	$69,761	$39,284

Nitrogen Products

Volumes and prices for the three-month periods ended June 30, 2005 and 2004 follow:

VOLUMES AND PRICES

	2005		2004
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	527	$294	452	$248
Nitrogen solutions	1,097	162	1,108	126
Urea	40	259	135	183
Ammonium nitrate	333	201	176	173

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $117.0 million to $479.5 million in the 2005 second quarter compared with $362.5 million in the 2004 second quarter primarily as a result of $85.7 million sales increase related to the MCC operations and higher sales prices of approximately $78.2 million, offset by volume decreases of approximately $46.9 million primarily resulting from the Blytheville facility closure. Sales prices were higher as the result of increased demand and lower supplies primarily due to reduced production capacity in North America.

The nitrogen products segment had operating income of $73.8 million for the 2005 second quarter compared with income from operations of $42.0 million for the 2004 period. The 2005 second quarter included $17.2 million of income from operations from the MCC operations acquired in December 2004. Second quarter natural gas costs increased approximately $49.0 million from the 2004 period. Natural gas unit costs, net of forward pricing gains and losses, were $6.40/MMBtu during the 2005 second quarter compared to $5.17/MMBtu during the same 2004 period. As a result of forward price contracts, second quarter 2005 natural gas costs for the nitrogen products segment were $2.2 million lower than spot prices.

Methanol

For the three months ended June 30, 2005 and 2004 the Methanol segment had revenues of $9.9 million and $53.7 million, respectively. The decrease was primarily due to the cessation of production at the company’s Beaumont, Texas facility.

In November 1, 2004, Terra received notification from Methanex Corporation, under the terms of its agreement, to cease production at Terra’s Beaumont, Texas methanol manufacturing facility on December 1, 2004. Terra sold to Methanex its sales contracts and rights to the full output of the Beaumont plant for five years ending December 31, 2008, for a received lump-sum payment of $25 million and a share of cash gross profits generated from Beaumont sales. The agreement gave Methanex the right to cease production at the Beaumont facility. Methanex elected to shut down the Beaumont facility as of December 1, 2004. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, Terra will continue to realize revenues relating to the facility of up to $16.4 million per year due to $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin based on the plant’s methanol production capacity, methanol referenced prices and natural gas costs.

The methanol segment had an operating loss of $2.4 million for the 2005 second quarter compared to an operating loss of $0.9 million for the 2004 second quarter. The increase to the operating loss reflected the result of lower volumes and idle facility costs. Terra recorded 2005 revenue of $1.2 million under the profit sharing provision of the Methanex contract based on published methanol prices and natural gas costs.

Other – Net

Terra had other operating losses of $1.7 million in the 2005 second quarter compared to $1.8 million operating loss in the 2004 second quarter. The reduction to expenses relates primarily to lower 2005 legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, remained relatively constant at $12.5 million during the 2005 second quarter as compared to $12.8 million for the prior year period due primarily to higher borrowings related to the MCC acquisition, offset by an increase in interest income from cash equivalents.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2005 and 2004 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the second quarter 2005 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 42.4% and 22.0% in the quarters ended June 30, 2005 and 2004, respectively. The tax rate increase was due primarily to permanent differences in book and taxable income relating to the prepayment of debt and the change in the fair value of the warrant liability for the three-month ended June 30, 2005 period as compared to the same period of 2004.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Consolidated Results

Terra reported net income of $26.1 million for the first six months ending June 30, 2005 compared to net income of $36.1 million for the same period in 2004. The decrease results from losses of $27.2 million associated with the early payment of debt, offset by an $8.9 million gain on the market value adjustment of the warrants. Sales increased by $162.2 million, primarily due to increased volume from the MCC acquisition and price increases, offset by volume decreases from the closure of the Beaumont and Blytheville facilities.

The increase in cost of sales was primarily due to higher gas costs and the cost of additional volumes sold by MCC, offset by lower volumes from the closed Blytheville facility. Selling, general and administrative expenses increased approximately $9.9 million primarily as a result of transition and continuing costs associated with the MCC acquisition, incentive accruals and professional fees.

Total revenues and operating income (loss) by segment for the six-month period ended June 30, 2005 and 2004 follow:

(in thousands)	2005	2004
REVENUES:
Nitrogen Products	$918,838	$680,075
Methanol	19,953	96,650
Other	1,214	1,072

	$940,005	$777,797

OPERATING INCOME (LOSS):
Nitrogen Products	$105,497	$91,430
Methanol	(3,089)	(2,970)
Other income - net	(1,825)	(3,589)

	$100,583	$84,871

Nitrogen Products

Volumes and prices for the six-month periods ended June 30, 2005 and 2004 follow:

	2005		2004
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	1,018	$283	763	$257
Nitrogen solutions	2,185	149	1,983	120
Urea	86	249	292	186
Ammonium nitrate	738	194	424	182

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $238.7 million to $918.8 million in the 2005 first half compared with $680.1 million in the 2004 first half primarily as a result of a $161.5 million increase related to the MCC operations acquired in December 2004 and higher sales prices of approximately

$101.1 million, offset by volume decreases of approximately $23.9 million primarily resulting from the Blytheville facility closure. Sales prices were higher as the result of increased demand and lower supplies primarily due to reduced production capacity in North America.

The nitrogen products segment had operating income of $105.5 million for the first half of 2005 compared with operating income of $91.4 million for the 2004 first half. The first half of 2005 included $25.7 million of income from operations from the MCC operations acquired in December 2004. Recovery of product claim costs contributed $17.9 million to 2004 first half operating income. First half natural gas costs increased approximately $82.9 million from the same period of 2004. Natural gas unit costs, net of forward pricing gains and losses, were $6.57/MMBtu during the 2005 first half compared to $5.14/MMBtu during the same 2004 period. As a result of forward price contracts, first half 2005 natural gas costs for the nitrogen products segment were $7.9 million higher than spot prices.

Methanol

For the six months ended June 30, 2005 and 2004 the Methanol segment had revenues of $19.9 million and $96.6 million, respectively. Sales volumes declined 88% from prior year levels primarily due to cessation of production from the Beaumont facility. Selling prices increased from $.67 /gallon in 2004 to $.85/gallon in 2005. Selling prices increased in response to increased natural gas costs.

The methanol segment had an operating loss of $3.1 million for the first six months of 2005 compared to an operating loss of $3.0 million for the first six months of 2004. The increase to the operating loss reflected the result of lower volumes and idle facility costs. Terra recorded 2005 revenue of $3.1 million under the profit sharing provision of the Methanex contract based on published methanol prices and natural gas costs.

Other Income – Net

Terra had other operating losses of $1.8 million in the 2005 first half compared to $3.6 million operating loss in the 2004 first half. The decrease in expenses relates primarily to legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, totaled $26.6 million during the first six months of 2005 compared with $26.0 million for the prior year period. The increase to interest expense primarily results from the MCC acquisition debt incurred in December 2004 offset by additional interest income from investments.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2005 and 2004 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the first half of 2005 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 41.0% and 31.1 % in the six months ended June 30, 2005 and 2004, respectively. The tax rate increase was due primarily to permanent differences in book and taxable income related to the prepayment of debt and the change in the fair value of warrants for the six month period ended June 30, 2005 as compared to the same period of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $92.5 million at June 30, 2005, all of which is unrestricted. Terra’s other primary uses of funds are to fund its working capital requirements, make payments on its debt and other obligations and fund plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash used by operations in the first six months of 2005 was $9.2 million, composed of $127.2 million of cash provided from operating activities, offset by $136.5 million used to fund seasonal working capital needs. The primary working capital use of cash represented shipments to satisfy customer prepayments of $115.3 million at December 31, 2004.

During the first six months, Terra funded plant and equipment purchases of $10.2 million primarily for replacement or stay-in-business capital needs. The company expects 2005 plant and equipment purchases to approximate $25 million consisting primarily of expenditures for replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the company’s continuous process production facilities that is performed at each plant generally every two years. Terra funded $7.4 million of plant turnaround costs in the first six months of 2005. The company estimates 2005 plant turnaround costs will approximate $35 million.

Terra has revolving credit facilities totaling $200 million that expire in June 2008. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. At June 30, 2005, borrowing availabilities exceeded the credit facilities’ $200 million maximum. There were no outstanding revolving credit borrowings and there were $17.2 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $182.8 million under the facilities. Terra is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s borrowing availability falls below a combined $60 million, the company is required to have generated $60 million of operating cash flows, or earnings before interest income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.

In March 2005, Terra repaid $50.0 million of the term loan from available cash. In June 2005, Terra repaid $75.0 million of the term loan from available cash.

Terra paid dividends on the outstanding preferred stock of $2.1 million and $1.3 million in March 2005 and June 2005, respectively.

Terra’s ability to meet credit facility covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Access to adequate bank facilities is critical to funding the company’s operating cash needs. Based on current market conditions for our finished products and natural gas, the company anticipates that Terra will be able to meet its covenants through 2005. If there were to be any adverse changes in the factors discussed above, Terra may need a waiver of its credit facility covenants and there is no assurance it could receive such waivers.

Terra’s cash contributions to pension plans are estimated at $10 million in 2005. Actual contributions could vary from these estimates depending on actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.

Distributions paid to the minority TNCLP common unitholders in the first six months of 2005 and 2004 were $5.5 million and $2.3 million, respectively. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity and the likelihood that a loss contingency will occur in connection with these claims is remote.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

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

TERRA INDUSTRIES INC.

Date: August 9, 2005	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory