Form 10-Q
period 2005-09-30
TERRA INDUSTRIES INC
filed 2005-11-09
CIK 722079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2005, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	95,172,174 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004	September 30, 2004
Assets
Cash and cash equivalents	$166,704	$233,798	$144,592
Restricted cash	8,861	—	—
Accounts receivable, less allowance for doubtful accounts of $233, $262 and $233	176,487	150,271	127,882
Inventories	144,963	148,808	90,823
Other current assets	84,792	58,106	54,294

Total current assets	581,807	590,983	417,591

Property, plant and equipment, net	764,737	797,978	665,900
Equity method investments	190,805	215,939	2,375
Deferred plant turnaround costs	22,272	33,897	25,102
Intangible assets	20,166	24,884	—
Other assets	5,316	21,827	29,210

Total assets	$1,585,103	$1,685,508	$1,140,178

Liabilities
Debt due within one year	$77	$167	$161
Accounts payable	105,163	119,571	73,052
Customer prepayments	34,081	115,347	21,922
Accrued expenses and other current liabilities	123,118	104,848	87,571

Total current liabilities	262,439	339,933	182,706

Long-term debt and capital lease obligations	331,304	435,238	402,081
Deferred income taxes	95,655	58,224	40,102
Pension liabilities	102,322	119,570	63,453
Other liabilities	51,138	47,872	43,858
Minority interest	95,698	92,197	91,446

Total liabilities and minority interest	938,556	1,093,034	823,646

Preferred Stock - liquidation value of $120,000 and $137,269 at September 30, 2005 and December 31, 2004	115,800	133,069	—

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares 93,870; 92,944 and 77,839 outstanding	146,997	144,531	129,473
Paid-in capital	712,681	681,639	555,616
Accumulated other comprehensive loss	(48,003)	(55,994)	(36,335)
Unearned compensation	(6,085)	(2,568)	—
Accumulated deficit	(274,843)	(308,203)	(332,222)

Total common shareholders’ equity	530,747	459,405	316,532

Total liabilities and minority interest, preferred stock and common shareholders’ equity	$1,585,103	$1,685,508	$1,140,178

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$484,082	$376,147	$1,419,420	$1,152,872
Other income, net	1,612	520	6,279	1,592

Total revenues	485,694	376,667	1,425,699	1,154,464

Costs and Expenses
Cost of sales	446,908	337,919	1,269,238	1,032,144
Selling, general and administrative expense	10,139	13,460	36,638	30,064
Recovery of product claim costs	—	—	—	(17,903)
Equity in earnings of unconsolidated affiliates	(3,330)	—	(12,737)	—

	453,717	351,379	1,293,139	1,044,305

Income from operations	31,977	25,288	132,560	110,159
Interest income	2,970	774	6,391	1,763
Interest expense	(11,829)	(13,446)	(41,812)	(40,387)
Loss on early retirement of debt	—	—	(27,193)	—
Change in fair value of warrant liability	—	—	8,860	—

Income before income taxes and minority interest	23,118	12,616	78,806	71,535
Income tax provision	(7,704)	(4,512)	(25,864)	(20,837)
Minority interest	(4,328)	(1,651)	(15,723)	(8,150)

Net income	11,086	6,453	37,219	42,548
Preferred share dividends	(1,275)	—	(3,859)	—

Net Income Available to Common Shareholders	$9,811	$6,453	$33,360	$42,548

Basic and diluted income per share:
Basic	$0.10	$0.08	$0.36	$0.56
Diluted	0.10	0.08	0.35	0.55

Basic and diluted weighted average shares outstanding:
Basic	93,416	76,164	92,087	75,878
Diluted	95,219	78,210	106,942	77,839

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$37,219	$42,548
Adjustments to reconcile net income to net cash flows from operating activities:
Noncash loss on early retirement of debt	22,543	—
Change in fair value of warrant liability	(8,860)	—
Recovery of product claim costs	—	(12,874)
Depreciation and amortization	83,569	75,762
Deferred income taxes	29,553	23,913
Minority interest in earnings	15,723	8,150
Equity earnings of unconsolidated affiliates	(12,737)	—
Noncash loss on derivatives	8,057	—
Amortization of unearned compensation	1,283	—
Term loan discount accretion	1,773	—
Changes in operating assets and liabilities:
Accounts receivable	(28,901)	6,437
Inventories	(1,480)	933
Accounts payable and customer prepayments	(92,737)	(57,076)
Other assets and liabilities, net	19,521	(2,094)

Net cash flows from operating activities	74,526	85,699

Investing Activities
Purchase of property, plant and equipment	(17,406)	(8,136)
Plant turnaround expenditures	(9,677)	(14,989)
Distributions received from unconsolidated affiliates	33,125	—
Restricted cash	(8,861)	—
Proceeds from the sale of property, plant and equipment	6,485	—

Net cash flows from investing activities	3,666	(23,125)

Financing Activities
Payments under borrowings arrangements	(125,124)	(117)
Preferred share dividends paid	(4,675)	—
Proceeds from exercise of stock options	160	320
Distributions to minority interests	(12,223)	(5,766)

Net cash flows from financing activities	(141,862)	(5,563)

Effect of exchange rate changes on cash	(3,424)	247

Increase (decrease) to cash and cash equivalents	(67,094)	57,258
Cash and cash equivalents at beginning of year	233,798	87,334

Cash and cash equivalents at end of period	$166,704	$144,592

Supplemental cash flow information:
Interest paid	$24,572	$25,840
Income tax refunds received	11,049	22
Income taxes paid	398	569

Supplemental schedule of non-cash financing activities:
Conversion of Series B preferred stock of $16,719 for common stock of $2,069 and paid in capital of $14,650

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands)

(unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Unearned Compensation	Accumulated Deficit	Total	Comprehensive Income
Balance at January 1, 2005	$144,531	$681,639	$(55,994)	$(2,568)	$(308,203)	$459,405

Comprehensive income:
Net income	—	—	—	—	37,219	37,219	$37,219
Foreign currency translation adjustment	—	—	(20,965)	—	—	(20,965)	(20,965)
Change in fair value of derivatives, net of taxes of $5,691	—	—	28,956	—	—	28,956	28,956

Comprehensive income							$45,210

Preferred share dividends	—	—	—	—	(3,859)	(3,859)
Conversion of preferred shares	2,069	14,650	—	—	—	16,719
Reclassification of warrant liability	—	12,240	—	—	—	12,240
Exercise of stock options	57	103	—	—	—	160
Restricted stock	340	4,049	—	(4,800)	—	(411)
Amortization of unearned compensation	—	—	—	1,283	—	1,283

Balance at September 30, 2005	$146,997	$712,681	$(48,003)	$(6,085)	$(274,843)	$530,747

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income
Balance at January 1, 2004	$128,968	$555,529	$(44,596)	$(374,770)	$265,131

Comprehensive income:
Net income	—	—	—	42,548	42,548	$42,548
Foreign currency translation adjustment	—	—	4,570	—	4,570	4,570
Change in fair value of derivatives, net of taxes of $(1,848)	—	—	3,691	—	3,691	3,691

Comprehensive income						$50,809

Exercise of stock options	159	161	—	—	320
Stock incentive plan	346	(74)	—	—	272

Balance at September 30, 2004	$129,473	$555,616	$(36,335)	$(332,222)	$316,532

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

Restricted Cash

Restricted cash consists of cash and cash equivalents that have been pledged as collateral on outstanding debt. The restrictions on the balances lapse with the payment for qualified expenditures at the Verdigris, Oklahoma facilities.

Revenue Recognition

Revenue is recognized when title and risk of loss passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and trade allowances. Revenues include amounts paid by customers for shipping and handling.

Cost of Sales

During the 2005 third quarter the Company identified and made corrections to natural gas costs related to previously reported quarters of fiscal 2004 and 2005 totaling $1.8 million and $1.5 million, respectively.

Had the adjustment related to 2004 been recorded as of December 31, 2004, the impact on the consolidated statement of operations and comprehensive loss would have been an approximate $1.8 million decrease in operating income and a corresponding decrease in net income of $1.3 million for the year ending December 31, 2004 and an approximate $1.3 million decrease to Stockholders’ Equity as of December 31, 2004. The adjustment had no impact on cash flows.

Management does not believe that the combined impact of the corrections for the two adjustments discussed above is material to the financial statements as of and for the year ended December 31, 2004; for the three-month period ended March 31, 2005; for the three-and six-month periods ended June 30, 2005; and for the three-and nine-month periods ended September 30, 2005; nor is the cumulative adjustment of $3.3 million recorded in the third quarter of 2005 expected to be material, in aggregate, to the financial statements as of and for the year ended December 31, 2005. The adjustments had no impact on cash flows.

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

Share-Based Compensation

The Company sponsors three share-based compensation plans – the Inspiration Resources Corporation 1992 Stock Incentive Plan (the “1992 Plan”), the Terra Industries Inc. 1997 Stock Incentive Plan (the “1997 Plan”) and the Terra Industries Inc. Stock Incentive Plan of 2002 (the “2002 Plan”). Upon the adoption of the 2002 Plan, the Company no longer issues share-based awards from the 1992 Plan or the 1997 Plan, however, approximately 614,000 authorized shares have been reserved for awards that were issued prior to the adoption of the 2002 Plan. As of September 30, 2005, there were approximately 4,114,000 shares of common stock authorized for issuance under the plans, including approximately 3,500,000, 572,000 and 42,000 authorized for the 2002 Plan, 1997 Plan and 1992 Plan, respectively. Shares for approximately 1,547,000 and 1,919,000 were available and reserved, respectively, for share-based compensation grants as of September 30, 2005.

Awards granted under the plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), restricted stock or other share-based awards (i.e. performance shares), with the exception that non-employee director may not be granted SARS and only employees of the Company may be granted ISOs.

The Compensation Committee of the Company’s Board of Directors administers the plans and determines the exercise price, exercise period, vesting period and all other terms of the grant. All share-based awards to directors, officers and employees expire ten years after the date of grant. ISOs and NQSOs, which are not exercised after vesting, expire ten years after the date of the award. The vesting period for restricted stock is determined at the grant date of the award; the vesting period is usually three years. The vesting date for other share-based awards is also set at the time of the award but can vary in length; there is usually no expiration date for other share-based awards.

During the three-month period ending September 30, 2005, 55,000 and 226,000 shares of restricted stock were issued to directors and officers, respectively. During the nine-month period ending September 30, 2005, 65,000 and 235,579 shares of restricted stock were issued to directors and officers, respectively. During the three- and nine-month periods ending September 30, 2005, 298,000 shares were granted to officers under a performance plan over a three-year performance period. Under this plan, officers may receive 0% to 200% of the shares awarded based on operating results through the fourth quarter of 2007. There were no other share-based awards granted during these periods.

During the three- and nine-month periods ending September 30, 2004, 65,000 and 235,579 shares of restricted stock were issued to directors and officers, respectively. There were no other share-based awards granted during these periods.

The Company accounts for stock options using the intrinsic value method. Accordingly, no compensation cost has been recognized for options granted under any of the Company’s share-based compensation plans. The Company accounts for certain nonvested restricted grants as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. The Company accounts for certain nonvested restricted grants as variable-plan awards since the aggregate number of awards to be issued is not known. The Company evaluates these awards each period for determining compensation cost. Compensation cost related to the all nonvested restricted stock grants is measured as the difference between the market price of the Company’s common stock at the grant date and the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized on a straight-line basis to expense over the grant’s vesting period. The pro forma impact on basic income and diluted income per share of accounting for stock based compensation using the fair value method required by Statement of Financial Accounting Standards (SFAS) No. 123 follows.

(in thousands, except per-share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income available to common shareholders	$9,811	$6,453	$33,360	$42,548
Add: Share based employee compensation expense included in reported net income, net of related tax effects	592	—	1,283	—
Deduct: Share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(592)	—	(1,283)	—

Pro forma net income available to common shareholders	$9,811	$6,453	$33,360	$42,548

Income per share:
Basic – as reported	$0.10	$0.08	$0.36	$0.56

Basic – pro forma	0.10	0.08	0.36	0.56

Diluted – as reported	$0.10	$0.08	$0.35	$0.55

Diluted – pro forma	0.10	0.08	0.35	0.55

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

For derivatives instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.

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

Terra’s investments in companies that are accounted for on the equity method of accounting consists of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s nitrogen plant. These investments were $190.8 million at September 30, 2005. Terra includes the net earnings of these investments as an element of income from operations since the investee’s operations provide additional capacity to Terra.

The combined results of operations and financial position of Terra’s equity method investments are summarized below:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Condensed income statement information:
Net sales	$45,726	$1,408	$125,462	$3,991

Net income	$13,752	$382	$43,521	$1,240

Terra’s equity earnings of unconsolidated affiliates	$3,330	$—	$12,737	$—

(in thousands)	September 30, 2005	September 30, 2004
Condensed balance sheet information:
Current assets	$64,646	$1,829
Long-lived assets	199,878	3,011

Total assets	$264,524	$4,840

Current liabilities	$22,999	$850
Long-term liabilities	188	639
Equity	241,337	3,351

Total liabilities and equity	$264,524	$4,840

The carrying value of these investments at September 30, 2005 was $70.1 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being amortized over a period of approximately 15 years.

Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the three and nine month periods ending September 30, 2005, Terra purchased approximately $25.6 million and $59.1 million of ammonia, respectively, from PLNL. As of September 30, 2005, PLNL made cash distributions to its shareholders, of which Terra’s portion was $8.8 million and $31.3 million for the three- and nine-month periods, respectively.

3.	Income Per Share

Basic income per share data is based on the weighted-average number of Common Shares outstanding during the period. Diluted income per share data is based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares, convertible preferred shares and common stock warrants. Nonvested restricted stock carries dividend and voting rights, but is not involved in the weighted average number of common shares outstanding used to compute basic income per share.

The following table provides a reconciliation between basic and diluted income per share for the three and nine month periods ended September 30, 2005 and 2004:

(in thousands, except per-share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Basic income per share computation:
Income from continuing operations	$11,086	$6,453	$37,219	$42,548
Less: Preferred share dividends	(1,275)	—	(3,859)	—

Income available to common shareholders	$9,811	$6,453	$33,360	$42,548

Weighted average shares outstanding	93,416	76,164	92,087	75,878

Basic income per common share	$0.10	$0.08	$0.36	$0.56

Diluted income per share computation:
Income available to common shareholders	$9,811	$6,453	$33,360	$42,548
Add: Preferred share dividends	—	—	3,859	—

Income available to common shareholders and assumed conversions	$9,811	$6,453	$37,219	$42,548

Weighted average shares outstanding	93,416	76,164	92,087	75,878
Add incremental shared from assumed conversions:
Preferred shares	—	—	13,450	—
Restricted stock	518	1,744	610	1,768
Common stock warrants	1,093	—	598	—
Common stock options	192	302	197	193

Dilutive potential common shares	95,219	78,210	106,942	77,839

Diluted income per common share	$0.10	$0.08	$0.35	$0.55

Common stock options totaling 0.1 million shares for the three and nine month periods ended September 30, 2005 and 2004 were excluded from the computation of diluted income per share because the exercise prices of these options exceeded the average market price of Terra’s stock for the respective periods, and the effect of their inclusion would be antidilutive.

Preferred shares totaling 0.1 millions shares were antidilutive under the if-converted method and were excluded from the computation of diluted income per share for the three-month period ended September 30, 2005.

4.	Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Raw materials	$21,593	$22,891	$16,066
Supplies	55,125	53,612	36,262
Finished goods	68,245	72,305	38,495

Total	$144,963	$148,808	$90,823

Inventory is valued at actual first in - first out cost. Costs include raw material, labor and overhead.

5.	Acquisition

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

(in thousands)	As of December 21, 2004
Current assets	$101,985
Property, plant and equipment	139,163
Equity investments	205,023
Intangible assets	16,823

Total assets acquired	462,994

Current liabilities	37,169
Long-term debt	125,000
Pension and other long-term liabilities	36,314
Deferred income taxes	54,462

Total liabilities assumed	252,945

Net assets acquired	$210,049

Differences between the amounts reflected above and the amounts disclosed in the Company’s 2004 Annual Report on Form 10-K are due to updated information about certain estimates obtained by management subsequent to the filing of such Form 10-K.

The amortizable intangible assets reflected in the table above were determined by management to have finite lives. The intangible asset is comprised of $10.6 million related to MCC’s customer base, $3.5 million related to deferred financing fees and $2.7 million of other intangible assets. The useful life of five years for the customer base intangible asset was based on management’s forecasts of customer turnover. The deferred financing fees are amortized over the remaining life of the related long-term debt; as of September 30, 2005, all of MCC’s long-term debt has been repaid and the unamortized deferred financing fees have been charged to expense. The other intangible assets will be amortized over their useful lives.

The following represents unaudited pro forma summary results of operations as if the acquisition of MCC had occurred at the beginning of 2004.

(in thousands, except per-share amounts)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues	$456,732	$1,415,088
Operating income	36,190	139,131
Net income	10,768	53,391
Basic income per share	0.12	0.59
Diluted income per share	0.11	0.56

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

Derivative Financial Instruments Accounted for as Hedges

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

Natural gas supplies to meet production requirements at Terra’s North American and United Kingdom (U.K.) production facilities are purchased at market prices. Natural gas market prices are volatile and Terra effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. The North American contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices for North America are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The U.K. contracts are based on the International Petroleum Exchange (IPE) index price. Physical delivery prices in the U.K. are based on the IPE index. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

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

Terra will also use a collar structure where it will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes Terra to large price increases.

The following summarizes open natural gas derivative contracts at September 30, 2005 and 2004:

(in thousands)	2005
	Realized Contract MMBtu	Realized Gain (Loss)	Unrealized Contract MMBtu	Unrealized Gain (Loss)
Swaps	4,263	$18,527	8,026	$41,486
Basis swaps	4,340	(6,523)	4,530	(3,618)
Purchased put options	2,713	(544)	7,855	(3,116)
Sold call options	1,783	(7,060)	7,855	(23,812)

	13,099	$4,400	28,266	$10,940

(in thousands)	2004
	Realized Contract MMBtu	Realized Gain (Loss)	Unrealized Contract MMBtu	Unrealized Gain (Loss)
Swaps	5,270	$(1,921)	19,940	$20,812
Basis swaps	1,240	322	—	—
Purchased put options	1,860	314	17,820	(8,023)
Sold call options	1,550	211	16,910	3,838

	9,920	$(1,074)	54,670	$16,627

Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month in which the hedged transaction closes. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Net realized gains on contracts that closed during October 2005 were $4.4 million.

Compared with spot prices, natural gas derivative activities reduced Terra’s 2005 third quarter natural gas costs by $14.0 million and increased 2004 third quarter natural gas costs by $4.2 million.

Compared with spot prices, natural gas derivative activities reduced Terra’s 2005 first nine-month natural gas costs by $6.1 million and decreased 2004 first nine-month natural gas costs by $8.4 million.

The following table presents the carrying amounts and estimated fair values of Terra’s derivative financial instruments as of September 30, 2005 and 2004. SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

(in millions)	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Natural gas	$3.2	$15.3	$2.6	$15.2

The activity to other comprehensive (income) loss, net of income taxes, relating to a current period hedging transactions for the three- and nine-month periods ended September 30, 2005 and 2004 follow:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Beginning accumulated (gain) loss	$(6,135)	$(83)	$19,307	$(3,979)
Reclassification into earnings	(8,348)	(2,133)	(3,192)	8,348
Net change associated with current period hedging transactions	4,834	(5,454)	(25,764)	(12,039)

Ending accumulated (gain) loss	$(9,649)	$(7,670)	$(9,649)	$(7,670)

Approximately $7.7 million of the accumulated gain at September 30, 2005 will be reclassified into earnings during 2005.

Derivative Financial Instruments not Accounted for as Hedges

The Company has derivative financial instruments that do not qualify for hedge accounting treatment. Certain natural gas purchased put options and sold call options generated losses of approximately $8.1 million at September 30, 2005. These amounts were recorded as cost of sales for the three- and nine-months ending September 30, 2005.

The Company also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At September 30, 2005, the Company had open swap contracts covering 20,000 tons of nitrogen solutions. The nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, the contracts are marked-to-market and unrealized gains or losses are reflected in cost of sales in the statement of operations. For the three- and nine-month periods ending September 30, 2005, the Company recognized losses of $0.2 million and $1.7 million, respectively, on these forward derivative instruments. The open nitrogen solution contracts expire during 2005.

7.	Long-term Debt and Other Borrowings

Long-term debt and other borrowings consisted of the following:

(in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Secured Senior Notes, 12.875% due 2008	$200,000	$200,000	$200,000

Term loan, due 2008, net of $24.1 million unamortized discount at December, 31, 2004	—	103,900	—

Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	131,300	202,000
Other	81	205	242

	331,381	435,405	402,242
Less current maturities	77	167	161

Total	$331,304	$435,238	$402,081

In March 2005, Terra repaid $50.0 million of the term loan. The discounted book value of debt prior to repayment was $41.9 million. As a result, Terra recognized a loss on the repayment of $8.1 million and other related prepayment charges of $2.7 million during the first quarter of 2005. In June 2005, the Company repaid the remaining $75.0 million of the term loan. The discounted book value of the debt prior to repayment was $63.7 million. As a result, the Company recognized a loss on the repayment of $11.3 million and other prepayment charges of $5.1 million during the second quarter of 2005.

8.	Pension Plans

Terra maintains defined benefit and defined contribution pension plans that cover substantially all salaried and hourly employees. Benefits are based on a pay formula. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. The Company also has certain non-qualified pension plans covering executives, which are unfunded. Terra accrues pension costs based upon annual actuarial valuations for each plan and funds these costs in accordance with statutory requirements.

The estimated components of net periodic pension expense follow:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$683	$502	$2,048	$1,506
Interest cost	3,917	3,754	11,752	11,262
Expected return on plan assets	(3,070)	(3,065)	(9,210)	(9,195)
Amortization of prior service cost	6	7	16	21
Amortization of actuarial loss	1,222	1,191	3,667	3,573
Amortization of net transition assets	12	(28)	37	(86)

Pension Expense	$2,770	$2,361	$8,310	$7,081

Cash contributions to the defined benefit pension plans for the three months ended September 30, 2005 and 2004 were $15.1 million and $9.9 million, respectively. Cash contributions to the defined benefit pension plans for the nine months ended September 30, 2005 and 2004 were $19.4 million and $14.5 million, respectively.

Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company contributions to these plans for the three-month periods ending September 30, 2005 and 2004 totaled $1.4 million and $0.9 million, respectively. Contributions to these plans for the nine-month periods ending September 30, 2005 and 2004 were $3.7 million and $2.5 million, respectively.

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

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 follow:

(in thousands)	Foreign Currency Translation Adjustment	Fair Value of Derivatives, net of taxes	Minimum Pension Liability, net of taxes	Total
Balance December 31, 2004	$14,287	$(19,307)	$(50,974)	$(55,994)
Change in foreign translation adjustment	(20,965)	—	—	(20,965)
Reclassification to earnings	—	3,192	—	3,192
Change in fair value of derivatives	—	25,764	—	25,764

Balance September 30, 2005	$(6,678)	$9,649	$(50,974)	$(48,003)

Balance December 31, 2003	$(10,928)	$3,979	$(37,647)	$(44,596)
Change in foreign translation adjustment	4,570	—	—	4,570
Reclassification to earnings	—	(8,348)	—	(8,348)
Change in fair value of derivatives	—	12,039	—	12,039

Balance September 30, 2004	$(6,358)	$7,670	$(37,647)	$(36,335)

10.	Series B Preferred Shares

During the third quarter of 2005, the Company exercised its option to convert the Series B Preferred Shares. All Series B Preferred Shares were converted for the Company’s Common Stock at a conversion rate of 12.3762 shares of Common Stock for each Series B Preferred Share.

11.	Industry Segment Data

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

The following summarizes operating results by business segment:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues - Nitrogen Products	$479,216	$326,024	$1,398,054	$1,006,099
- Methanol	5,964	50,123	25,917	146,773
- Other	514	520	1,728	1,592

Total revenues	$485,694	$376,667	$1,425,699	$1,154,464

Income (loss) from operations
- Nitrogen Products	$38,971	$25,184	$144,469	$116,614
- Methanol	(6,673)	638	(9,762)	(2,332)
- Other- net	(321)	(534)	(2,147)	(4,123)

Income from operations	$31,977	$25,288	$132,560	$110,159

The following summarizes geographic revenues information for the three and nine month periods ending September 30:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
United States	$353,188	$252,014	$1,084,112	$817,526
Canada	11,632	14,454	42,107	45,290
United Kingdom	120,874	110,199	299,480	291,648

	$485,694	$376,667	$1,425,699	$1,154,464

12.	Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. Based on the facts currently available, management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operation or liquidity and that the likelihood that a loss contingency will occur in connection with these claims is remote.

At September 30, 2005 the Company had fixed price sales orders with an aggregate sales value, net of outbound freight, of $277.0 million. The Company expects to fulfill these sales commitments through product shipments during the next six to eight months. Based on the September 30, 2005 NYMEX natural gas future prices for the four-month period from October 2005 to January 2006 of $14.03 per MMBtu and excluding any impact related to outstanding derivative instruments at September 30, 2005, the estimated production costs of these sales orders would exceed expected revenues by approximately $37.8 million. A $1 per MMBtu change in the NYMEX quoted natural gas cost would be expected to increase or decrease the estimated production costs for these sales orders by approximately $18.8 million. Subsequent to September 30, 2005, management has taken, and continues to take, steps to mitigate and cap the potential losses on these transactions.

13.	Guarantor Subsidiaries

The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for September 30, 2005; December 31 and September 30, 2004 are presented below for purposes of complying with the reporting requirements of the Guarantee Subsidiaries. Statements of operations for the three and nine months and statements of cash flows for the nine months ended September 30, 2005 and 2004 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Balance Sheet as of September 30, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments and restricted cash	$1	$89,016	$71,722	$14,826	$—	$175,565
Accounts receivable, net	—	162	38,997	137,327	1	176,487
Inventories	—	—	31,702	101,341	11,920	144,963
Other current assets	28,842	3,051	10,117	42,780	2	84,792

Total current assets	28,843	92,229	152,538	296,274	11,923	581,807

Property, plant and equipment, net	—	—	283,422	484,754	(3,439)	764,737
Equity method investments	—	—	—	190,805	—	190,805
Intangible other assets and deferred plant turnaround costs	2,650	11,400	8,680	21,583	3,441	47,754
Investments in and advanced to (from) affiliates	770,571	602,874	1,312,399	795,170	(3,481,014)	—

Total assets	$802,064	$706,503	$1,757,039	$1,788,586	$(3,469,089)	$1,585,103

Liabilities
Debt due within one year	$—	$—	$49	$28	$—	$77
Accounts payable	69	268	26,022	78,805	(1)	105,163
Accrued and other liabilities	14,961	101,773	56,014	58,900	(74,449)	157,199

Total current liabilities	15,030	102,041	82,085	137,733	(74,450)	262,439

Long-term debt and capital lease obligations	—	331,300	4	—	—	331,304
Deferred income taxes	(2,044)	—	—	91,802	5,897	95,655
Pension and other liabilities	104,431	(501)	13,722	35,805	3	153,460
Minority interest	—	18,718	76,979	—	1	95,698

Total liabilities and minority interest	117,417	451,558	172,790	265,340	(68,549)	938,556

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ Equity
Common stock	146,997	—	73	49,709	(49,782)	146,997
Paid-in capital	712,681	150,218	1,747,295	1,478,729	(3,376,242)	712,681
Accumulated other comprehensive income (loss) and unearned compensation	(57,834)	—	—	22,022	(18,276)	(54,088)
Retained earnings (deficit)	(232,997)	104,727	(163,119)	(27,214)	43,760	(274,843)

Total stockholders’ equity	568,847	254,945	1,584,249	1,523,246	(3,400,540)	530,747

Total liabilities and stockholders equity	$802,064	$706,503	$1,757,039	$1,788,586	$(3,469,089)	$1,585,103

Condensed Consolidating Statement of Operations for the three months ended September 30, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$144,002	$342,864	$(2,784)	$484,082
Other income, net	—	—	(1,809)	637	2,784	1,612

Total revenues	—	—	142,193	343,501	—	485,694

Cost and Expenses
Cost of sales	—	—	169,523	311,470	(34,085)	446,908
Selling, general and administrative expenses	795	(1,136)	(17,779)	(3,532)	31,791	10,139
Equity in the (earnings) loss of subsidiaries	(49,221)	(59,410)	—	(11,694)	116,995	(3,330)

Total cost & expenses	(48,426)	(60,546)	151,744	296,244	114,701	453,717

Income from operations	48,426	60,546	(9,551)	47,257	(114,701)	31,977
Interest income	—	382	1,390	(2,001)	3,199	2,970
Interest expense	(491)	(10,860)	(10)	4,513	(4,981)	(11,829)

Income before income taxes and minority interest	47,935	50,068	(8,171)	49,769	(116,483)	23,118
Income tax provision	3,688	—	—	(5,494)	(5,898)	(7,704)
Minority interest	—	(847)	(3,481)	—	—	(4,328)

Net Income	$51,623	$49,221	$(11,652)	$44,275	$(122,381)	$11,086

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$423,563	$994,377	$1,480	$1,419,420
Other income, net	—	—	6,318	1,441	(1,480)	6,279

Total revenues	—	—	429,881	995,818	—	1,425,699

Cost and Expenses
Cost of sales	—	—	425,415	878,700	(34,877)	1,269,238
Selling, general and administrative expenses	1,892	(5,319)	981	4,206	34,878	36,638
Equity in the (earnings) loss of subsidiaries	(82,905)	(112,456)	—	(46,166)	228,790	(12,737)

Total cost & expenses	(81,013)	(117,775)	426,396	836,740	228,791	1,293,139

Income from operations	81,013	117,775	3,485	159,078	(228,791)	132,560
Interest income	—	1,886	3,754	(84)	835	6,391
Interest expense	(1,472)	(33,680)	(20)	(4,595)	(2,045)	(41,812)
Loss on early retirement of debt	—	—	—	(27,193)	—	(27,193)
Change in fair value of warrant liability	8,860	—	—	—	—	8,860

Income before income taxes and minority interest	88,401	85,981	7,219	127,206	(230,001)	78,806
Income tax provision	(10,645)	—	—	(9,321)	(5,898)	(25,864)
Minority interest	—	(3,076)	(12,648)	—	1	(15,723)

Net Income	$77,756	$82,905	$(5,429)	$117,885	$(235,898)	$37,219

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2005:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$77,756	$82,905	$(5,429)	$117,885	$(235,898)	$37,219
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Noncash loss on early retirement of debt	—	—	—	22,543	—	22,543
Change in fair value of warrant liability	(8,860)	—	—	—	—	(8,860)
Depreciation and amortization	—	—	32,413	51,156	—	83,569
Deferred taxes	17,278	—	—	16,314	(4,039)	29,553
Minority interest in earnings	—	3,076	12,648	—	(1)	15,723
Equity earnings of unconsolidated affiliates	(82,905)	(112,456)	—	(46,166)	228,790	(12,737)
Noncash loss on derivatives	—	—	8,057	—	—	8,057
Amortization of unearned compensation	1,283	—	—	—	—	1,283
Term loan discount accretion	—	—	—	1,773	—	1,773
Change in operating assets and liabilities	(50,610)	166,146	19,085	(60,890)	(177,328)	(103,597)

Net Cash Flows from Operating Activities	(46,058)	139,671	66,774	102,615	(188,476)	74,526

Investing Activities
Purchase of property, plant and equipment	—	—	(2,047)	(15,359)	—	(17,406)
Plant turnaround expenditures	—	—	—	(9,677)	—	(9,677)
Distributions received from unconsolidated affiliates	—	—	—	33,125	—	33,125
Restricted cash	—	—	(8,861)	—	—	(8,861)
Proceeds from the sale of property, plant and equipment	168	—	—	6,485	(168)	6,485

Net Cash Flows from Investing Activities	168	—	(10,908)	14,574	(168)	3,666

Financing Activities
Payments under borrowings arrangements	—	—	(77)	(125,047)	—	(125,124)
Preferred share dividends paid	(4,675)	—	—	—	—	(4,675)
Change in investments and advances from (to) affiliates	47,139	(252,954)	—	22,121	183,694	—
Proceeds from exercise of stock options	160	—	—	—	—	160
Stock issuance	—	—	(3,583)	—	3,583	—
Distributions to minority interests	—	(2,392)	(9,831)	—	—	(12,223)

Net Cash Flows from Financing Activities	42,624	(255,346)	(13,491)	(102,926)	187,277	(141,862)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(3,424)	(3,424)

Increase (decrease) in Cash and Short-term Investments	—	(115,675)	34,318	14,263	—	(67,094)

Cash and Short-term Investments at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Short-term Investments at End of Year	$1	$89,016	$62,861	$14,826	$—	$166,704

Condensed Consolidating Statement of Balance Sheet as of September 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and short-term investments	$—	$142,806	$807	$979	$—	$144,592
Accounts receivable, net	—	7,515	39,892	80,475	—	127,882
Inventories	—	—	27,688	63,135	—	90,823
Other current assets	10,339	18,324	9,503	16,128	—	54,294

Total current assets	10,339	168,645	77,890	160,717	—	417,591

Property, plant and equipment, net	—	—	313,812	353,463	(1,375)	665,900
Equity method investments	—	—	—	2,375	—	2,375
Intangible other assets and deferred plant turnaround costs	(460)	15,506	16,539	21,852	875	54,312
Investments in and advanced to (from) affiliates	430,268	398,135	698,258	149,855	(1,676,516)	—

Total assets	$440,147	$582,286	$1,106,499	$688,262	$(1,677,016)	$1,140,178

Liabilities
Debt due within one year	$—	$—	$100	$61	$—	$161
Accounts payable	18	—	21,784	51,250	—	73,052
Accrued and other liabilities	(19,098)	30,541	36,999	61,051	—	109,493

Total current liabilities	(19,080)	30,541	58,883	112,362	—	182,706

Long-term debt and capital lease obligations	—	402,000	53	28	—	402,081
Deferred income taxes	52,928	—	—	(12,826)	—	40,102
Pension and other liabilities	89,767	(5,871)	19,435	3,982	(2)	107,311
Minority interest	—	17,887	73,559	—	—	91,446

Total liabilities and minority interest	123,615	444,557	151,930	103,546	(2)	823,646

Stockholders’ Equity
Common stock	129,473	—	72	49,709	(49,781)	129,473
Paid-in capital	555,616	150,218	1,190,790	666,677	(2,007,685)	555,616
Accumulated other comprehensive income (loss) and unearned compensation	(36,335)	(36,335)	—	21,098	15,237	(36,335)
Retained earnings (deficit)	(332,222)	23,846	(236,293)	(152,768)	365,215	(332,222)

Total stockholders’ equity	316,532	137,729	954,569	584,716	(1,677,014)	316,532

Total liabilities and stockholders equity	$440,147	$582,286	$1,106,499	$688,262	$(1,677,016)	$1,140,178

Condensed Consolidating Statement of Operations for the three months ended September 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$131,110	$243,498	$1,539	$376,147
Other income, net	—	—	1,930	129	(1,539)	520

Total revenues	—	—	133,040	243,627	—	376,667

Cost and Expenses
Cost of sales	—	—	122,771	216,985	(1,837)	337,919
Selling, general and administrative expenses	(138)	(502)	9,855	2,807	1,438	13,460
Equity in the (earnings) loss of subsidiaries	(6,067)	(18,119)	—	—	24,186	—

Total cost & expenses	(6,205)	(18,621)	132,626	219,792	23,787	351,379

Income from operations	6,205	18,621	414	23,835	(23,787)	25,288
Interest income	—	434	1,083	482	(1,225)	774
Interest expense	(772)	(12,665)	(7)	(1,283)	1,281	(13,446)

Income before income taxes and minority interest	5,433	6,390	1,490	23,034	(23,731)	12,616
Income tax provision	1,020	—	—	(5,532)	—	(4,512)
Minority interest	—	(323)	(1,328)	—	—	(1,651)

Net Income	$6,453	$6,067	$162	$17,502	$(23,731)	$6,453

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$408,118	$739,145	$5,609	$1,152,872
Other income, net	—	—	6,779	422	(5,609)	1,592

Total revenues	—	—	414,897	739,567	—	1,154,464

Cost and Expenses
Cost of sales	—	—	388,031	646,113	(2,000)	1,032,144
Selling, general and administrative expenses	1,693	(1,907)	20,510	7,974	1,794	30,064
Recovery of product claims costs	—	—	—	(17,903)	—	(17,903)
Equity in the (earnings) loss of subsidiaries	(47,816)	(84,477)	(861)	—	133,154	—

Total cost & expenses	(46,123)	(86,384)	407,680	636,184	132,948	1,044,305

Income from operations	46,123	86,384	7,217	103,383	(132,948)	110,159
Interest income	—	1,074	3,052	1,070	(3,433)	1,763
Interest expense	(2,311)	(38,048)	(23)	(3,526)	3,521	(40,387)

Income before income taxes and minority interest	43,812	49,410	10,246	100,927	(132,860)	71,535
Income tax provision	(1,264)	—	—	(19,573)	—	(20,837)
Minority interest	—	(1,594)	(6,556)	—	—	(8,150)

Net Income	$42,548	$47,816	$3,690	$81,354	$(132,860)	$42,548

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2004:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$42,548	$47,816	$3,690	$81,354	$(132,860)	$42,548
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	3,144	35,158	37,460	—	75,762
Deferred income taxes	22,649	—	—	(378)	1,642	23,913
Minority interest in earnings	—	1,594	6,556	—	—	8,150
Recovery of product claim costs	—	—	—	(12,874)	—	(12,874)
Equity earnings of unconsolidated affiliates	47,816	84,477	861	—	(133,154)	—
Change in operating assets and liabilities	(23,587)	(18,682)	1,579	(10,975)	(135)	(51,800)

Net Cash Flows from Operating Activities	89,426	118,349	47,844	94,587	(264,507)	85,699

Investing Activities
Purchase of property, plant and equipment	—	—	(1,653)	(6,483)	—	(8,136)
Plant turnaround costs	—	—	(11,725)	(3,264)	—	(14,989)

Net Cash Flows from Investing Activities	—	—	(13,378)	(9,747)	—	(23,125)

Financing Activities
Principal payments on long-term debt and capital lease obligations	—	—	(72)	(45)	—	(117)
Change in investments and advances from (to) affiliates	(89,746)	(49,049)	(34,685)	(90,780)	264,260	—
Proceeds from exercise of stock options	320	—	—	—	—	320
Distributions to minority interests	—	(1,125)	(4,641)	—	—	(5,766)

Net Cash Flows from Financing Activities	(89,426)	(50,174)	(39,398)	(90,825)	264,260	(5,563)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	247	247

Increase (decrease) in Cash and Short-term Investments	—	68,175	(4,932)	(5,985)	—	57,258

Cash and Short-term Investments at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Short-term Investments at End of Year	$—	$142,806	$807	$979	$—	$144,592

14.	Related Party Transactions

At December 31, 2004, Perry Corporation and its affiliates were the beneficial owners of 11.7% of Terra’s outstanding shares.

In connection with the acquisition of MCC, an affiliate of Perry is co-joint lead arranger and a lender for a portion of the $125.0 million term loan due in 2008. During the first nine months of 2005, Terra paid interest of $1.0 million on the portion of the term loan held by the Perry affiliate. In March 2005, Terra prepaid an aggregate of $50.0 million of the term loan. The Perry affiliate received $23.3 of the $50.0 million payment. In June 2005, Terra prepaid an aggregate of $75.0 million of the term loan. The Perry affiliate received $34.9 of the $75.0 million payment.

In connection with the $50.0 million prepayment, Terra paid a prepayment penalty of $1.4 million. The Perry affiliate received $0.6 million of the prepayment penalty. In connection with the $75.0 prepayment, the Company paid a prepayment penalty of $3.3 million. The Perry affiliate received $1.5 million of the prepayment penalty.

15.	Subsequent Event

During October 2005, a dividend of $25.0 million was approved by an unconsolidated subsidiary. The dividend is payable on October 31, 2005. The Company’s portion of this dividend is $12.5 million.

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

The cost of natural gas has recently increased to unprecedented levels due to supply disruptions caused by Hurricanes Katrina and Rita. These increases, if sustained, will significantly increase the Company’s production costs. The ability of the Company to recover these cost increases through higher prices for its finished goods is uncertain. Consequently, future gross profits realized by the Company may be lower than realized during the 2005 first nine months. In addition, the Company may curtail or shut down its production facilities if finished goods prices do not increase, or natural gas cost do not decline, to levels allowing the Company to cover variable production costs.

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

Terra’s sales volumes depend primarily on its plants’ operating rates. The Company also purchases product from other manufacturers and importers for resale; however, historic gross margins on these volumes have not been significant. Profitability and cash flows from Terra’s nitrogen products business are affected by the Company’s ability to manage its costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting Terra’s nitrogen products results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Items 1 and 2 “Business and Properties” section of Terra’s most recent Form 10-K filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED WITH

QUARTER ENDED SEPTEMBER 30, 2004

Consolidated Results

Terra reported net income of $11.1 million for the 2005 third quarter compared with a 2004 net income of $6.5 million. The increase is primarily due to a 29% increase in revenue, offset by a 32% increase in cost of sales. The increase in revenues was primarily due to sales increases related to the MCC operations acquired in December 2004 and higher sales prices. Sales prices were higher due to increased demand and lower supplies primarily due to reduced production capacity in North America. The increase in cost of sales was primarily due to higher gas costs and the cost of additional volumes sold by MCC. Selling, general and administrative expenses were $3.3 million lower than the 2004 third quarter due primarily to lower incentive costs during the third quarter of 2005 as compared to the third quarter of 2004.

Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s two methanol manufacturing plants.

Total revenues and income (loss) from operations by segment for the three-month period ended September 30, 2005 and 2004 follow:

(in thousands)	2005	2004
REVENUES:
Nitrogen Products	$479,216	$326,024
Methanol	5,964	50,123
Other – net	514	520

	$485,694	$376,667

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$38,971	$25,184
Methanol	(6,673)	638
Other - net	(321)	(534)

	$31,977	$25,288

Nitrogen Products

Volumes and prices for the three-month periods ended September 30, 2005 and 2004 follow:

VOLUMES AND PRICES

	2005		2004
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	428	$293	324	$266
Nitrogen solutions	1,120	154	897	128
Urea	38	257	38	218
Ammonium nitrate	461	204	342	168

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $153.2 million to $479.2 million in the 2005 third quarter primarily as a result of a $101.4 million sales volume increase, mostly related to the MCC operations, and higher sales prices of approximately $51.8 million. Sales prices were higher as the result of increased demand and lower supplies primarily due to reduced production capacity in North America.

The nitrogen products segment had operating income of $39.3 million for the 2005 third quarter compared with income from operations of $25.2 million for the 2004 period. Third quarter 2005 increases to operating income associated with increased sales prices and volumes were partially offset by natural gas costs that were approximately $69.0 million higher than the 2004 period, an $8.1 million charge for natural gas derivatives that did not qualify for hedge accounting treatment and a $3.3 million charge to correct natural gas costs. Natural gas unit costs, net of forward pricing gains and losses, were $6.76/MMBtu during the 2005 third quarter compared to $5.49/MMBtu during the same 2004 period. As a result of forward price contracts, third quarter 2005 natural gas costs for the nitrogen products segment were $14.2 million lower than spot prices.

Methanol

For the three months ended September 30, 2005 and 2004 the Methanol segment had revenues of $6.0 million and $50.1 million, respectively. The decrease was primarily due to the December 1, 2004 cessation of production at the Company’s Beaumont, Texas facility.

The methanol segment had an operating loss of $6.7 million for the 2005 third quarter compared to operating income of $0.6 million for the 2004 third quarter. The third quarter 2005 operating loss included a $3.3 million charge under the Beaumont production contract with Methanex due to the unprecedented increase to September 30, 2005 natural gas costs. This charge represents the maximum that will be incurred under the production contract during 2005 and future periods.

Other – Net

Terra had other operating losses of $0.3 million in the 2005 third quarter compared to $0.5 million operating loss in the 2004 third quarter. The reduction to expenses relates primarily to lower 2005 legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, decreased approximately $3.8 million to $8.9 million during the 2005 third quarter as compared to $12.7 million for the prior year period due primarily to repayment of approximately $70.8 million of debt, increased cash and cash equivalent balances of approximately $31.0 million and interest income on tax refunds.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2005 and 2004 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the third quarter 2005 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 41% and 33% in the quarters ended September 30, 2005 and 2004, respectively. The tax rate increase was due primarily to permanent differences in book and taxable income relating to the prepayment of debt and the change in the fair value of the warrant liability for the three-month ended September 30, 2005 period as compared to the same period of 2004.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH

NINE MONTHS ENDED SEPTEMBER 30, 2004

Consolidated Results

Terra reported net income of $37.2 million for the first nine months ending September 30, 2005 compared to net income of $42.5 million for the same period in 2004. The decrease results from losses of $27.2 million associated with the early payment of debt, offset by an $8.9 million increase in the fair value of the warrants. Sales increased by $271.2 million, primarily due to increased volume from the MCC acquisition and price increases.

The increase in cost of sales was primarily due to higher gas costs and the cost of additional volumes sold by MCC. Selling, general and administrative expenses increased approximately $6.6 million primarily as a result of transition and continuing costs associated with the MCC acquisition.

Total revenues and operating income (loss) by segment for the nine-month period ended September 30, 2005 and 2004 follow:

(in thousands)	2005	2004
REVENUES:
Nitrogen Products	$1,398,054	$1,006,099
Methanol	25,917	146,773
Other	1,728	1,592

	$1,425,699	$1,154,464

OPERATING INCOME (LOSS):
Nitrogen Products	$144,469	$116,614
Methanol	(9,762)	(2,332)
Other income - net	(2,147)	(4,123)

	$132,560	$110,159

Nitrogen Products

Volumes and prices for the nine-month periods ended September 30, 2005 and 2004 follow:

	2005		2004
(quantities in thousands of tons)	Sales Volumes	Average Unit Price*	Sales Volumes	Average Unit Price*
Ammonia	1,446	$286	1,077	$262
Nitrogen solutions	3,305	150	2,868	123
Urea	124	252	327	191
Ammonium nitrate	1,199	198	766	176

*	After deducting outbound freight costs

Nitrogen products segment revenues increased $392.0 million to $1,398.1 million in the 2005 first nine months compared with $1,006.1 million in the 2004 first nine months primarily as a result of a $235.9 million increase related to the MCC operations acquired in December 2004 and higher sales prices of approximately $138.7 million. Sales prices were higher as the result of increased demand and lower supplies primarily due to reduced production capacity in North America.

The nitrogen products segment had operating income of $144.5 million for the first nine months of 2005 compared with operating income of $116.6 million for the 2004 first nine months. Recovery of product claim costs contributed $17.9 million to the 2004 first nine months operating income. Increases to 2005 operating income associated with higher sales prices and volumes were mostly offset by natural gas costs that were approximately $152.0 million over the same 2004 period, an $8.1 million charge for natural gas derivatives that did not qualify for hedge accounting treatment and a $1.8 million charge to correct natural gas costs. Natural gas unit costs, net of forward pricing gains and losses, were $6.63/MMBtu during the 2005 first nine months compared to $5.37/MMBtu during the same 2004 period. As a result of forward price contracts, first nine months 2005 natural gas costs for the nitrogen products segment were $6.1 million lower than spot prices.

Methanol

For the nine months ended September 30, 2005 and 2004 the Methanol segment had revenues of $25.9 million and $146.8 million, respectively. Sales volumes declined 82% from prior year levels primarily due to cessation of production from the Beaumont facility.

The methanol segment had an operating loss of $9.8 million for the first nine months of 2005 compared to an operating loss of $2.3 million for the first nine months of 2004. The increase to the operating loss reflected the result of lower volumes and idle facility costs.

Other Income – Net

Terra had other operating losses of $2.1 million in the 2005 first nine months compared to $4.1 million operating loss in the 2004 first nine months. The decrease in expenses relates primarily to legal and administrative expenses related to corporate activities not assignable to either business segment.

Interest Expense - Net

Interest expense, net of interest income, totaled $35.4 million during the first nine months of 2005 compared with $38.6 million for the prior year period. The decrease to net interest expense primarily results from additional interest income from investments due to higher cash balances in 2005 as compared to 2004 and interest income on income tax refunds.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2005 and 2004 amounts are directly related to TNCLP earnings and losses.

Income Taxes

Income taxes for the first nine months of 2005 were recorded based on the estimated annual 41% and 33% in the nine months ended September 30, 2005 and 2004, respectively. The tax rate increase was due primarily to permanent differences in book and taxable income related to the prepayment of debt and the change in the fair value of warrants for the nine month period ended September 30, 2005 as compared to the same period of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and cash equivalents totaled $166.7 million at September 30, 2005. Restricted cash of $8.9 million is being held in escrow for use in future capital expenditures at the Verdigris, Oklahoma manufacturing plant. Terra’s other primary uses of funds are to fund its working capital requirements, make payments on its debt and other obligations and fund plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.

Net cash provided by operations in the first nine months of 2005 was $74.5 million, composed of $178.1 million of cash provided from operating activities, offset by $103.6 million used to fund seasonal working capital needs. The primary working capital use of cash represented shipments to satisfy customer prepayments of $115.3 million outstanding at December 31, 2004.

During the first nine months, Terra funded plant and equipment purchases of $17.4 million primarily for replacement or stay-in-business capital needs. The Company expects 2005 plant and equipment purchases to approximate $25 million consisting primarily of expenditures for replacement of equipment at manufacturing facilities.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant generally every two years. Terra funded $9.7 million of plant turnaround costs in the first nine months of 2005. The Company estimates 2005 plant turnaround costs will approximate $20 million.

At September 30, 2005 the Company had fixed price sales orders with an aggregate sales value, net of outbound freight, of $277.0 million. The Company expects to fulfill these sales commitments through product shipments during the next six to eight months. Based on the September 30, 2005 NYMEX natural gas future prices for the four-month period from October 2005 to January 2006 of $14.03 per MMBtu and excluding any impact related to outstanding derivative instruments at September 30, 2005, the estimated production costs of these sales orders would exceed expected revenues by approximately $37.8 million. A $1 per MMBtu change in the NYMEX quoted natural gas cost would be expected to increase or decrease the estimated production costs for these sales orders by approximately $18.8 million. Since September 30, 2005, management has taken, and continues to take, steps to mitigate and cap the potential losses on these transactions.

Terra has revolving credit facilities totaling $200 million that expire in June 2008. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. At September 30, 2005, borrowing availabilities exceeded the credit facilities’ $200 million maximum. There were no outstanding revolving credit borrowings and there were $15.6 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $184.4 million under the facilities. Terra is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if Terra’s borrowing availability falls below a combined $60 million, the Company is required to have generated $60 million of operating cash flows, or earnings before interest income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.

In March 2005, Terra repaid $50.0 million of the term loan from available cash. In June 2005, Terra repaid $75.0 million of the term loan from available cash.

Terra paid dividends on the outstanding preferred stock of $2.1 million, $1.3 million and $1.3 million in March, June and September 2005, respectively.

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

Distributions paid to the minority TNCLP common unitholders in the first nine months of 2005 and 2004 were $12.2 million and $5.8 million, respectively. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).

During the nine months ended September 30, 2005, the Company prepaid approximately $125 million of debt (see Note 7 to the consolidated financial statements). There were no other material changes outside the ordinary course of business to the Company’s contractual obligations presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to Terra’s operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. Terra manages its exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. Terra intends to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2004 provides more information as to the types of practices and instruments used to manage risk. Natural gas prices have increased substantially from December 31, 2004.

At September 30, 2005 the Company had fixed price sales orders with an aggregate value of $277.0 million. The Company expects to fulfill these sales commitments through product shipments during the next six to eight months. Based on the September 30, 2005 NYMEX natural gas future prices for the four-month period from October 2005 to January 2006 of $14.03 per MMBtu, the estimated production costs of these sales orders would exceed expected sales revenues by approximately $37.8 million. A $1 per MMBtu change in the NYMEX quoted natural gas cost would be expected to increase or decrease the estimated production costs for these sales orders by approximately $18.8 million.

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

During the 2005 third quarter and subsequent to that date, the Company implemented additional processes that enhanced internal controls over the accounting for natural gas purchasing and derivative financial instruments. The Company believes these enhancements will improve internal controls over financial reporting. Aside from such enhancements, there were no significant changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 3.1	Articles of Restatement of Terra Industries Inc. restating the Charter of the Company. Incorporated by reference to Terra Industries Inc.’s Form 8-K filed on August 4, 2005.

Exhibit 3.2	Amended and Restated Bylaws of Terra Industries Inc. Incorporated by reference to Terra Industries Inc.’s Form 8-K filed on August 4, 2005.

Exhibit 3.3	Certificate of Incorporation of Terra Nitrogen GP Inc. Incorporated by reference to Terra Nitrogen Company, L.P.’s Form 8-K filed on September 7, 2005.

Exhibit 3.4	Bylaws of Terra Nitrogen GP Inc. Incorporated by reference to Terra Nitrogen Company, L.P.’s Form 8-K Filed on September 7, 2005.

Exhibit *3.5	Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen Company, L.P., dated September 1, 2005.

Exhibit *3.6	Certificate of Amendment to Certificate of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005.

Exhibit 4.1	Articles Supplementary of Terra Industries Inc. relating to the Retirement of the Company’s Trust Shares. Incorporated by reference to Terra Industries Inc.’s Form 8-K filed on August 4, 2005.

Exhibit 4.2	Articles Supplementary of Terra Industries Inc. relating to the Reclassification of the Company’s Series B Cumulative Redeemable Preferred Shares as Common Shares. Incorporated by reference to Terra Industries Inc.’s Form 8-K filed on August 4, 2005.

Exhibit *4.3	Amendment No. 1 to the Amended and Restated Credit Agreement dated January 26, 2005 among Terra Capital Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings Inc., the financial institutions from time to time party thereto as lenders (“Lenders”), the financial institutions from time to time party thereto as issuing banks (“Issuers”) and Citicorp USA Inc., as administrative agent and collateral agent for Lenders and Issuers.

Exhibit *4.4	Amendment No. 2 to the Amended and Restricted Credit Agreement dated July 29, 2005, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers.

Exhibit *4.5	Amendment No. 1 to the Credit Agreement dated July 29, 2005, among Terra Nitrogen, Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers.

Exhibit 10.1	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen Company, L.P., dated September 1, 2005. Incorporated by reference to Terra Nitrogen Company, L.P.’s Form 8-K filed on September 7, 2005.

Exhibit 10.2	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership, dated September 1, 2005. Incorporated by reference to Terra Nitrogen Company, L.P.’s Form 8-k filed on September 7, 2005.

Exhibit 10.3	Reorganization Agreement, by and among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation, dated September 1, 2005. Incorporated by reference to Terra Nitrogen Company, L.P.’s Form 8-K filed on September 7, 2005.

Exhibit 10.4	Conveyance, Assignment and Assumption Agreement, by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc., dated September 1, 2005. Incorporated by reference to Terra Nitrogen Company, L.P.’s Form 8-K filed on September 7, 2005.

Exhibit 10.5	Amendment No. 1 to the General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation, dated September 1, 2005. Incorporated by reference to Terra Nitrogen Company, L.P.’s Form 8-K filed on September 7, 2005.

Exhibit 10.6	Amendment No. 1 to the General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation, dated September 1, 2005. Incorporated by reference to Terra Nitrogen Company, L.P.’s Form 8-K filed on September 7, 2005.

Exhibit *10.7	Ammonium Nitrate Supply Agreement by and between Terra Mississippi Nitrogen, Inc. and Orica USA Inc., dated July 21, 2005.

Exhibit *10.8	Conversion Agreement by and between Terra Mississippi Nitrogen, Inc. and Orica USA Inc., dated July 21, 2005.

Exhibit *10.9	Revised Form of Restricted Stock Award of Terra Industries Inc. under its Stock Incentive Plan of 2002.

Exhibit *10.10	Form of Restricted Stock Award for Time and Performance Based Shares of Terra Industries under the Terra Industries Inc. Stock Incentive Plan of 2002.

Exhibit *10.11	Form of Long-Term Incentive Award for Phantom Time and Performance Based Shares of Terra Industries under the Terra Industries Inc. Stock Incentive Plan of 2002.

Exhibit *31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit *31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit *32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: November 8, 2005	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory