Form 10-K
period 2005-12-31
TERRA INDUSTRIES INC
filed 2006-03-10
CIK 722079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8520
Terra Industries Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1145429 (I.R.S. Employer Identification No.)

Terra Centre	51102-6000
600 Fourth Street	(Zip Code)
P. O. Box 6000
Sioux City, Iowa	(712) 277-1340
(Address of principal executive offices)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of accelerated filed and large accelerated filer in Rule 12b-2 of the Act).
Large Accelerated Filer  ☐           Accelerated Filer ☑           Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common shares held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common shares, as of the last business day of the registrant’s most recently completed second fiscal quarter was $618,656,268.27.
The number of Common Shares, without par value, outstanding as of March 1, 2006 was 95,168,174.
Documents Incorporated by Reference
Certain portions of the proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 2, 2006 are incorporated herein by reference into Part III hereof.

PART I
Item 1. Business
Terra Industries Inc., a Maryland corporation, is referred to as “Terra,” or “the Company” throughout this report. References to Terra also include the direct and indirect subsidiaries of Terra Industries Inc. where required by the context, including Mississippi Chemical Corporation (“MCC”), which Terra acquired in December 2004. Subsidiaries not wholly-owned by Terra include a limited partnership, Terra Nitrogen Company, L.P. (“TNCLP”), which, through its subsidiary, Terra Nitrogen, Limited Partnership, operates Terra’s manufacturing facility at Verdigris, Oklahoma. Terra is the sole general partner and the majority limited partner of TNCLP. Terra’s principal corporate office is located at Terra Centre, 600 Fourth Street, P.O. Box 6000, Sioux City, Iowa 51102-6000 and its telephone number is (712) 277-1340.
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
Business Overview
Terra is a leading North American and U.K. producer and marketer of nitrogen products, serving agricultural and industrial markets. In addition, Terra owns a 50% interest in Point Lisas Nitrogen Limited (“PLNL”), an ammonia production joint venture in the Republic of Trinidad and Tobago. Terra is one of the largest North American producers of ammonia, the basic building block of nitrogen fertilizers. The Company upgrades a significant portion of the ammonia it produces into higher value products, which are easier for distributors and farmers to transport, store and apply to crops than ammonia. Terra owns nine manufacturing facilities in North America and the U.K. capable of producing nitrogen products. Two of these facilities (Beaumont, Texas and Woodward, Oklahoma) can also produce methanol. The Beaumont, Texas facility, which historically has been a significant methanol producer, was mothballed in December 2004 and remains out of production.
Terra’s business is organized into a nitrogen business segment and a methanol business segment. The methanol segment has become less significant to the Company’s business since the closing of the Beaumont, Texas facility.
Nitrogen is both a global and local commodity: global because it is produced and traded in almost all regions of the world, local because fertilizer customers display preferences for nitrogen in one of four basic forms based upon local conditions. The principal forms of globally traded nitrogen fertilizer are ammonia (82% nitrogen by weight) and urea (46% nitrogen by weight). Ammonium nitrate (AN) (34% nitrogen by weight) is traded to a lesser extent, primarily in international markets. Urea ammonium nitrate solutions (UAN) (28% to 32% nitrogen by weight) have only recently been traded in international markets. UAN is less likely to be traded internationally because it carries relatively high transportation costs due to its high water content. Because transportation is a significant component of a customer’s total product cost, a key to competitiveness in the nitrogen business is proximity to the end user, which allows a supplier to have the lowest delivered cost for the customer’s product of choice. In addition, a supplier must provide a reliable source of product.
The locations of Terra’s North American production facilities provide Terra a competitive advantage in serving agricultural customers in the Corn Belt and other major agricultural areas in the United States and Canada. Terra’s U.K. facilities are able to serve competitively the entire British agricultural market. The Point Lisas ammonia production facility in Trinidad and Tobago serves U.S. and international nitrogen markets and benefits from access to low-cost natural gas supplies. Terra’s facilities have the following production capacities:

	Annual Capacity[1]
Location	Ammonia[2]	UAN[3]	AN4		Urea[5]	Methanol[6]

Beaumont, Texas[7]	255,000	—	—		—	225,000,000
Donaldsonville, Louisiana[8]	500,000	—	—		—	—
Port Neal, Iowa	370,000	840,000	—		60,000	—
Verdigris, Oklahoma	1,050,000	2,200,000	—		—	—
Woodward, Oklahoma[9]	440,000	340,000	—		25,000	40,000,000
Yazoo City, Mississippi[10]	500,000	600,000	775,000	[11]	7,000	—
Courtright, Ontario	480,000	400,000	—		175,000	—
Severnside, U.K.	265,000	—	500,000		—	—
Billingham, U.K.[12]	550,000	—	520,000		—	—
Point Lisas, Trinidad and Tobago[13]	360,000	—	—		—	—

Total	4,770,000	4,380,000	1,795,000		267,000	265,000,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns.

2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.

3.	Measured in tons of UAN containing 28% nitrogen by weight.

4.	Measured in tons.

5.	Urea is sold as urea liquor from the Port Neal, Woodward and Yazoo City facilities and as either granular urea or urea liquor from the Courtright facility. Production capacities shown are for urea sold in tons.

6.	Measured in gallons.

7.	The Beaumont facility was mothballed in December 2004 and remains out of production. The Beaumont plant capacity depends on product mix (ammonia/methanol).

8.	The Donaldsonville facility’s manufacturing capacity consists of a single ammonia plant. This plant was mothballed in January 2005 and remains out of production.

9.	Woodward’s plant capacity depends on product mix (ammonia/methanol).

10.	The Yazoo City facility also produces merchant nitric acid; sales for the twelve months ended December 31, 2005 were 40,000 product tons.

11.	Terra’s full AN capacity at Yazoo City is 835,000 tons, however such production would limit Yazoo City’s UAN production to approximately 450,000 tons and increase urea production to 45,000 tons.

12.	The Billingham, England facility also produces merchant nitric acid; sales for the twelve months ended December 31, 2005 were 267,000 product tons.

13.	The Point Lisas plant capacity represents Terra’s 50% interest.

The principal customers for Terra’s North American nitrogen products are national agricultural retail chains, farm cooperatives, independent dealers and industrial customers. Industrial customers use nitrogen products to manufacture chemicals, plastics and other products such as acrylonitrile, polyurethanes, fibers, explosives and adhesives; to reduce nitrogen oxides (NOx) and other emissions from power plants; and in water treatment processes. In July 2005, Terra announced it had entered into a 10-year renewable agreement to supply industrial grade ammonium nitrate and ammonium nitrate solution to Orica USA Inc. from its Yazoo City facility.

	% of Total	U.S.	U.K.
	2005 Terra	Capacity	Capacity
Product	Revenues[1]	Position	Position

Ammonia	30.1%	2	1
UAN	36.5%	1	*
AN	17.8%	1	1
Urea	3.6%	4	*
Methanol	1.4%	1	*

1	Revenues from sales of carbon dioxide, nitric acid and other nitrogen products and services, as well as industrial sales in the U.K., represented 10.5% of Terra’s total revenues for 2005.

*	Terra does not compete in these markets.
Agricultural customers accounted for approximately 70% and industrial customers approximately 30% of Terra’s North American nitrogen product revenue in 2005. In the U.K., revenues are divided approximately equally between agricultural and industrial customers. For more information on the nitrogen business, see the discussion under “Nitrogen Business Segment” below.
In December 2003, Terra entered into contracts with the Methanex Corporation (“Methanex”), providing it exclusive rights to all methanol production at the Beaumont facility for five years. In December 2004, this facility was mothballed. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, Terra will continue to realize revenues relating to the facility of up to $16.4 million per year consisting of $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin, if any, based on the plant’s methanol production capacity, reference prices and natural gas costs. There was no 2005 Beaumont cash margin. Terra also entered into an agreement for Methanex to market, under a commission arrangement, all methanol produced at the Woodward facility. For more information on the methanol business, see the discussion under “Methanol Business Segment” below.
Nitrogen Business Segment
Terra is a leading producer and marketer of nitrogen products, principally fertilizers. The Company upgrades a significant portion of the ammonia it produces into other nitrogen products, such as urea, ammonium nitrate (AN) and urea ammonium nitrate solutions (UAN). Ammonia, AN, urea and UAN are the principal nitrogen products the Company produces and sells in North America. Terra produces and sells primarily ammonia and AN in the U.K. The Point Lisas production facility in Trinidad provides ammonia for sale into both the U.S. and international nitrogen markets. Other products Terra manufactures include nitric acid, dinitrogen tetroxide and carbon dioxide. These products, along with a portion of Terra’s ammonia, AN and urea production, are used in non-agricultural applications. In late 2003, Terra formed its Terra Environmental Technologies division to provide products and services to customers using nitrogen products (primarily ammonia, aqua ammonia and liquid and dry urea) to reduce nitrogen oxides (NOx) emissions from various sources, including power plants, and in other environmental processes such as water treatment plants.

Although the different nitrogen fertilizer products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. Terra’s plants are designed to provide the fertilizer products preferred by end-users in the regions in which they are located. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of storage, handling and application equipment. Terra’s nitrogen products and its 2005 production are described in greater detail below.
Anhydrous Ammonia
Anhydrous ammonia (or “ammonia”) is the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, including urea, AN and UAN. Ammonia is also widely used in industrial applications. With the acquisition of Mississippi Chemical Corporation in December 2004, Terra became the leading U.S. producer of ammonia. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer on a per-pound-of- contained-nitrogen basis. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than urea, AN and UAN because of its need for specialized application equipment and its limited application flexibility.
In 2005, Terra produced approximately 2,795,000 tons of ammonia at its North American facilities and approximately 758,000 tons of ammonia at its U.K. facilities. The Company is obligated by contract through 2018 to purchase one-half of the ammonia produced by Point Lisas Nitrogen in Trinidad at a discount to market, subject to a minimum price. In 2005, Terra purchased approximately 359,000 tons pursuant to its contract with Point Lisas Nitrogen. Terra sold a total of 1,898,000 tons of ammonia worldwide in 2005 and consumed approximately 2,507,000 tons of ammonia as a raw material to manufacture its other nitrogen products.
Urea Ammonium Nitrate Solutions (UAN)
UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate and water. The nitrogen content of UAN ranges from 28% to 32% by weight. (Unless specifically stated to the contrary, all references to UAN herein shall be to 28%.) Because of its high water content, UAN is relatively expensive to transport, making it largely a regionally distributed product.
UAN can be applied to crops directly or mixed with crop protection products, permitting the application of several materials simultaneously, reducing energy and labor costs and accelerating field preparation for planting. UAN may be applied from ordinary tanks and trucks and sprayed or injected into the soil, or applied through irrigation systems. In addition, UAN may be applied throughout the growing season, providing significant application flexibility. Due to its stability, UAN (like AN) may be used for no-till row crops where fertilizer is spread on the surface of the soil and is subject to evaporation losses.
Terra produced approximately 4,206,000 tons of UAN at its North American facilities in 2005 and sold approximately 4,368,0000 tons of UAN in 2005, primarily to U.S. fertilizer dealers and distributors.

Ammonium Nitrate (AN)
Terra is the largest manufacturer and marketer of agricultural-grade AN fertilizer in the U.S. and produces AN at two facilities in the U.K. AN is produced by combining nitric acid and ammonia into a liquid form which is then converted to a solid, largely for fertilizer applications. The nitrogen content of AN is 34% by weight. AN is less subject to volatilization (evaporation) losses than other nitrogen products. Due to its stability, AN is often the product of choice for pastures and “no-till” crops (that is, where the soil is not plowed prior to planting) where fertilizer is spread upon the surface and is subject to evaporation losses.
The Company produced approximately 643,000 tons of solid AN at its Yazoo City, Mississippi facility and approximately 1,054,000 tons of solid AN at its U.K. facilities in 2005. During this same period, the Company sold approximately 672,000 tons in the U.S. and 909,000 tons in the U.K.
Urea
Urea is produced by converting ammonia and carbon dioxide into liquid urea, which can be further processed into a solid, granular form. Urea is used for fertilizer and animal feed as well as in industrial applications. Granular urea has a nitrogen content of 46% by weight, the highest level of any solid nitrogen product. Terra produces both a granulated form of urea, generally for the fertilizer market, and urea liquor (liquid) for animal feed supplements and industrial applications.
In 2005, Terra produced approximately 235,000 tons of urea and urea liquor, all of it at North American plants. During this period, the Company sold approximately 247,000 tons of urea and urea liquor.
Nitric Acid
Nitric acid is made by oxidizing ammonia with air. The product is used as a raw material for other nitrogen products and by industrial customers to produce such products as nylon fibers, polyurethane foams and specialty fibers. In 2005, the Company produced approximately 893,000 tons of nitric acid worldwide. Approximately 320,000 of these tons were sold to industrial users and the remainder was used as a raw material for the production of Terra’s other nitrogen products.
Dinitrogen Tetroxide
Dinitrogen tetroxide (N2O4) is the propellant oxidizer used in various satellite, rocket and missile propulsion systems. It is also used by industrial customers in the manufacture of pharmaceuticals. Dinitrogen tetroxide is produced by cooling and condensing a slipstream of process gas from a nitric acid plant containing various oxides of nitrogen. The recovered product is filtered and its composition adjusted to meet final product specifications. Terra manufactured approximately 95,000 pounds of the product in 2005.
Marketing and Distribution
Terra’s customers are broadly segregated into two groups: (1) North American customers, including those receiving shipments of imported product from the Point Lisas Nitrogen facility, and (2) U.K. customers, including export sales to continental Europe and Australia.

The principal customers for Terra’s North American manufactured nitrogen products fall into two broad categories – agricultural fertilizer customers and industrial customers. The agriculture customers consist of independent dealers, national retail chains, and cooperatives. These agricultural customers, in turn, sell product to dealers, farmers and other users. Industrial customers use nitrogen products as a feedstock for a variety of chemical processes, in the manufacture of pulp, paper, fibers and to control nitrous oxide (NOx) emissions from power plants. Nearly all of Terra’s industrial customers are end-users. The Company’s agricultural and industrial customers are located primarily in the Gulf, midwestern plains and southern regions of the U.S. where the Company’s facilities are located. It is Terra’s objective to ship as much of its North American production as possible directly from its manufacturing facilities to its customers. Its five North American production facilities have total storage capacity for 190,000 tons of ammonia and 240,000 tons of UAN.
Terra’s Donaldsonville terminal has ready access to rail, truck and ammonia pipeline transportation and permits economical oceangoing vessel and barge transportation for imports and exports of nitrogen products. The terminal includes two ammonia storage tanks, each with a capacity of 30,000 tons, and can receive ocean-going vessels carrying up to 44,000 tons of ammonia. During 2005, the terminal received and shipped approximately 725,000 and 742,000 tons of ammonia, respectively. Terra is currently expanding the terminal’s capabilities by constructing a new UAN solution tank with a 50,000 ton capacity. Terra expects this tank and related receiving and shipping equipment to be completed by December 2006 and to cost approximately $8.5 million.
In July 2005 Terra sold to a subsidiary of Kinder Morgan Energy Partners Terra’s terminal assets in Blytheville, Arkansas, consisting of storage and supporting infrastructure for 40,000 tons of AN, 9,500 tons of UAN and 40,000 tons of urea. In conjunction with this sale of assets, Terra has entered into a long-term agreement to lease from Kinder Morgan exclusively these terminal assets. This arrangement will maintain Terra’s distribution capabilities in the Blytheville, Arkansas region.
Terra owns a 50% interest in the Houston Ammonia Terminal, located on the Houston Ship Channel near Pasadena, Texas. This entity has two 15,000 ton ammonia storage tanks which provide ammonia to industrial customers in the area via a pipeline system capable of shipping approximately 1,000 tons per day. The terminal can receive ocean-going vessels.
Terra’s U.K. sales are divided about equally between agricultural and industrial customers. Terra engages merchants and buying groups to sell its Nitram brand bagged AN fertilizer directly to British farmers. Terra also bags AN for other U.K. suppliers and sells it in bulk to suppliers who blend it with potash and phosphates, bag it and distribute it to farmers. Terra exports a small quantity of AN to continental Europe. Terra’s U.K. industrial products include ammonia, nitric acid and liquid carbon dioxide. Most industrial sales are to customers where Terra has a freight advantage.
Methanol Business Segment
Terra’s methanol business segment has shrunk considerably since it mothballed its principal methanol production facility at Beaumont, Texas in December 2004. The facility remained closed throughout 2005 and remains closed to date. Terra’s remaining manufacturing facility capable of producing methanol is in Woodward, Oklahoma.

In December 2003, Terra entered into contracts with Methanex Corporation (“Methanex”) providing Methanex exclusive rights to all methanol production at Terra’s Beaumont, Texas facility for five years. Methanex paid $25 million for these rights and agreed to purchase Terra’s methanol production at amounts expected to approximate cash production costs. Methanex also agreed to pay Terra 50% of any gross profits earned from its sales of Beaumont product up to maximum payments of $12 million per year. The agreement also gave Methanex the right to terminate Beaumont’s production, with Terra being responsible for the costs of shutting down the facility. On December 1, 2004, at the request of Methanex and under the terms of the parties’ agreement, Terra ceased production at the Beaumont facility and mothballed the plant. The parties’ agreement stipulates that, beginning two years from the date of the shutdown, Terra may terminate the agreement by paying Methanex approximately $417,000 per month remaining in the agreement’s term. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, Terra will continue to realize revenues relating to the facility of up to $16.4 million per year consisting of $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin, if any, attributable to idled methanol production based on reference prices and natural gas costs. There was no 2005 cash margin.
Terra has retained some employees to operate the Beaumont methanol storage and distribution terminal and potentially to operate the ammonia plant.
Manufacturing Facilities
Terra owns the plant and processing equipment at the Beaumont facility, which has an annual methanol production capacity of 225 million gallons. Terra did not produce any methanol at the Beaumont plant in 2005. For a description of the Beaumont facility, see the Beaumont, Texas description under Item 2 Properties. The Woodward, Oklahoma facility produced 30.4 million, 37.3 million and 33.8 million gallons of methanol in 2005, 2004 and 2003, respectively, and has an annual methanol production capacity of 40 million gallons. For a description of the Woodward facility, see the Woodward, Oklahoma listing under Item 2 Properties, Marketing and Distribution
In addition to the Beaumont production agreement, Terra also entered into an agreement with Methanex to market, under a commission arrangement, all methanol produced at the Woodward, Oklahoma facility. The customers served under these arrangements are primarily large domestic chemical producers.
Nitrogen Industry Overview
The three major nutrients required for plant growth are phosphorous, mined as phosphate rock; potassium, mined as potash; and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. Nitrogen is an essential element for most organic compounds in plants because it promotes protein formation. Nitrogen is also a major component of chlorophyll, which helps promote green healthy growth and high yields. There are no substitutes for nitrogen fertilizers in the cultivation of high-yield crops. These three nutrients occur naturally in the soil to a certain extent, but must be replaced because crops remove them from the soil. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of nitrogen absorption by crops and its tendency to escape from the soil by evaporation or leaching. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-by-year, per-acre-planted basis than is demand for phosphate or potash fertilizer.

The major nitrogen consuming crop in North America is corn and in the United Kindgom, wheat. Certain crops, such as soybeans and other legumes, can use atmospheric nitrogen and do not require nitrogen fertilizers.
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
This new global capacity has been partially offset by permanent plant closings in both the U.S. and Europe since 1999. According to Fertecon, since 1999, 23 U.S. ammonia production plants have been closed, indefinitely idled or mothballed, resulting in total lost annual production capacity of over 8.9 million short tons. Recent increases in natural gas costs in many regions of the world have forced temporary plant closures which, in addition to permanent plant closures, have provided support for nitrogen prices.
Imports account for a significant portion of U.S. nitrogen product supply. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions close to the point of entry for imports, primarily the Gulf coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports.
Methanol Industry Overview
Methanol is a liquid made primarily from natural gas that is used as a feedstock in the production of formaldehyde, acetic acid, methyl tertiary-butyl ether (MTBE), and a variety of other chemical intermediates which form the foundation of a large number of secondary derivatives. Formaldehyde is used to produce urea-formaldehyde and phenol-formaldehyde resins, which are used as wood adhesives for plywood, particleboard, oriented strand board, medium-density fiberboard and other engineered wood products. In addition, formaldehyde is used in the manufacture of elastomers, paints, foams, polyurethane and automotive products. Acetic acid is used as a chemical intermediate to produce adhesives, paper, paints, plastics, resins, solvents, and textiles. MTBE, an oxygenate and octane enhancer, is used to reduce hydrocarbon and carbon monoxide emissions from motor vehicles. Chemical intermediates are used to manufacture de-icer and windshield fluid, antifreeze, herbicides, pesticides, and poultry feed products.
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
Credit
Terra’s credit terms are generally 15-30 days in the U.S. and 30 days in the U.K., but may be extended for longer periods during certain sales seasons, consistent with industry practices.
Seasonality and Volatility
The fertilizer business is highly seasonal, based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries, and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the late fall – early winter period as depleted inventories are restored.
Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:
•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to primary markets;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports and worldwide grain markets; and

•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.
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
Raw Materials
The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2005 accounted for approximately 72% of Terra’s total manufacturing costs and expenses. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on the Company’s business, financial condition and results. Terra management believes there will be a sufficient supply of natural gas for the foreseeable future and will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season. The Company uses a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas supply.
Terra owns a 50% interest in Point Lisas Nitrogen Limited, a 50/50 ammonia production joint venture with KNC Trinidad Limited. Point Lisas Nitrogen Limited has a contract to purchase natural gas from the National Gas Company of Trinidad and Tobago. The joint venture’s cost of natural gas has historically been significantly lower than U.S. natural gas costs, which has resulted in the joint venture being substantially more profitable than comparable North American facilities.
Pursuant to a policy approved by the board of directors, Terra employs natural gas hedges with a goal of mitigating risk from increases to natural gas prices. Terra hedges natural gas prices through the use of supply contracts, financial derivatives and other instruments. Terra enters into these positions when it believes such arrangements would not result in costs greater than expected selling prices for the finished products.
If natural gas prices rise, Terra may benefit from the use of forward-pricing techniques. Conversely, if natural gas prices fall, the Company may incur costs above the then-available spot market price. The settlement dates of forward-pricing contracts coincide with gas purchase dates. Forward-pricing contracts are based on a specified price referenced to spot market prices or appropriate NYMEX futures contract prices.
Transportation
Terra uses several modes of transportation to distribute products to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines.

Railcars are the major mode of transportation at Terra’s North American manufacturing facilities. At December 31, 2005, Terra had 2,487 railcars under lease. Terra owns 10 nitric acid railcars. In addition, Terra operates Terra Express, Inc., a common carrier covering the 48 contiguous United States which is most active in the middle third of the country. Terra Express specializes in transporting liquid bulk products, including UAN, urea liquor, ethanol, ammonia and propane. Terra Express employs one driver and 38 owner-operators. In the U.K., Terra’s AN production is transported primarily by contract carrier trucks, and ammonia is transported primarily by pipelines that the Company owns.
Terra transports purchased natural gas to its Woodward, Oklahoma facility via both intrastate and interstate pipelines and to Terra’s Verdigris, Oklahoma facility via intrastate pipeline. The intrastate pipelines serving Woodward and Verdigris are not open-access carriers, but are nonetheless part of a widespread regional system through which Woodward and Verdigris can receive natural gas from any major Oklahoma source. Terra also has limited access to out-of-state natural gas supplies for these facilities. Terra’s Beaumont, Texas facility sources natural gas via four intrastate pipelines. The Courtright, Ontario facility sources natural gas at delivery points at Parkway and Dawn, Ontario and a local utility. Terra transports purchased natural gas for its Port Neal, Iowa facility via interstate, open-access pipelines. At the Billingham and Severnside, England locations, purchased natural gas is transported to the facilities via a nationwide, open-access pipeline system. Terra’s Donaldsonville, Louisiana facility sources purchased natural gas from two intrastate pipelines. Terra’s Yazoo City facility is served by three interstate pipelines and one intrastate pipeline.
FMCL Limited Liability Company, Terra’s 50/50 ammonia shipping joint venture with KNC Trinidad Limited, leases a vessel for transportation of ammonia, primarily between the Point Lisas Nitrogen Limited facility in Trinidad and the United States. Use of this vessel is shared between the joint venture partners, Terra and KNC Trinidad Limited.
Research and Development
At the present time, Terra is not undertaking any significant, ongoing research and development efforts.
Competition
The markets in which Terra operates are highly competitive. Competition in agricultural input markets takes place largely on the bases of price, supply reliability, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors. Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also important competitive factors. Significant determinants of a plant’s competitive position are the natural gas acquisition and transportation contracts negotiated with its major suppliers as well as proximity to natural gas sources and/or end-users.
Terra’s domestic competitors in the nitrogen fertilizer markets are primarily other independent fertilizer companies. Nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those produced by Terra. Countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future.

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
Environmental and Other Regulatory Matters
Terra’s U.S. operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous or solid wastes and water quality. Terra’s operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Terra’s U.K. operations are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker health and safety. All of Terra’s facilities require operating permits that are subject to review by governmental agencies. Terra is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. The Company takes precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, Terra may be responsible under CERCLA or analogous laws for all or part of the costs of such investigation and remediation, and damages to natural resources.
The State of Arizona designated Inspiration Consolidated Copper Company (“Inspiration”), a Terra subsidiary that disposed of its assets in 1988 and no longer operates a business, as one of several potentially responsible parties (“PRP”) under the state Superfund law at the Pinal Creek Drainage Basin Site (“Pinal Site”) in Globe/Miami, Arizona, based upon Inspiration’s prior ownership and operation of copper mining and production facilities. Under state and federal Superfund laws, all PRPs may be jointly and severally liable for the costs of investigation and/or remediation of an environmentally impaired site regardless of fault or the legality of original disposals. The Pinal Site is the subject of ongoing investigation and cleanup to address groundwater releases of acidic metal-bearing solutions from past copper mining and production facilities. The remedial actions are governed by a 1997 consent decree (“1997 Consent Decree”) between the Arizona Department of Environmental Quality and the two current owners/operators of the copper mining and production facilities (one of whom is the successor to Inspiration’s buyer), both of whom the State designated as PRPs, and Inspiration (collectively with Terra, the “Group”). The Group’s members are jointly financing and performing the work, but Inspiration no longer owns assets or is conducting any activities at the Pinal Site. Also, the Group has filed an action for cost-recovery against other former owners and operators at the Pinal Site, a substantial portion of which has been settled. In a related matter, more than a decade ago, residents in an area of the Pinal Site brought a class action lawsuit against the Group seeking property damages and medical monitoring for potential personal injuries allegedly related to the acidic metal-bearing groundwater. The class action lawsuit was settled in September 2000, although plaintiffs reserved the right to assert personal injury claims individually. In the 1988 sale agreement, Inspiration was contractually indemnified by its buyer (which includes the buyer’s successor) for all environmental claims relating to the Pinal Site. In April 2005, Inspiration and its successor settled most claims relating to the 1988 indemnity, confirming that the successor will indemnify Inspiration for past and future costs arising out of the 1997 Consent decree, for allocation claims arising out of the cost-recovery lawsuit, and for legal fees of common counsel in the various lawsuits. After consideration of such factors as the number of PRPs and levels of financial responsibility, including the ongoing litigation and contractual indemnities, Terra believes its liability with respect to these matters will not be material.
Terra retained a small number (less than 10%) of its retail locations after the sale of its distribution business in 1999. Some of these locations are now, or are expected in the future to be, the subject of environmental clean-up activities for which the Company has retained liability. Terra does not believe that such environmental costs and liabilities will have a material effect on its results of operations, financial position or net cash flows. As of September 30, 2005, there were 14 remaining locations, six of which were undergoing environmental clean-up activities prior to the sale or release of those properties to the landowner. The total net cost associated with the former retail locations in 2006 and beyond (including environmental expenditures and proceeds from voluntary clean-up reimbursements and sale of properties) is not expected to exceed $2 million.
With respect to the Verdigris, Oklahoma facility, Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the facility) retained liability for certain environmental matters. With respect to the Beaumont, Texas facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent such conditions or operations existed or occurred prior to its sale of the facility to Terra in 1991. Likewise, with respect to the Billingham and Severnside, England facilities, the seller, ICI, indemnified Terra, subject to certain conditions, for pre-December 31, 1997 environmental contamination associated with the purchased assets. Known conditions are not expected to result in material expenditures but discovery of unknown conditions or the failure of prior owners and operators and indemnitors to meet their obligations could require significant expenditures.
In the wake of the September 11 tragedy, both the U.S. Congress and U.K. Parliament are considering various additional security and handling requirements for hazardous chemicals, including AN, which can be used to manufacture explosives. Terra’s facilities already have the basic plans and vulnerability assessments in place that may be required under new legislation. Accordingly, such legislation is unlikely to have an adverse impact on Terra’s operations, financial position, or cash flow.
Terra may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities to comply with applicable environmental requirements. Terra estimates that the total cost of additional equipment to comply with these requirements in 2006 and the next two years will be less than $20 million.
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
Terra’s capital expenditures related to environmental control in 2005, 2004 and 2003 were approximately $1.3 million, $2.4 million and $1.3 million, respectively. Projected environmental capital expenditures are $4.5 million for 2006 and $9.1 million for 2007.
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
Revenues and Assets
Terra’s revenues from external customers, measure of profit and loss, total assets and revenues and assets according to geography for the years 2002-2004 are set forth in Item 8 of this Annual Report on Form 10-K under the caption “Note 21 – Industry Segment Data” contained in the “Notes to Consolidated Financial Statements.”
Employees
Terra had 1,209 full-time employees at December 31, 2005, 253 of which joined Terra through its acquisition of MCC. All 386 U.K. employees are covered by a wage and working conditions arrangement similar to a collective bargaining agreement.
Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating Terra’s business. The Company’s business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to Terra or that its management currently deems immaterial may also impair the Company’s business and operations.
Terra’s inability to predict future seasonal nitrogen products demand accurately could result in low or excess inventory, potentially at costs in excess of market value.
The nitrogen products business is highly seasonal, with more nitrogen products used in North America during the second quarter, in conjunction with spring planting activity, than in any other quarter. Due to the seasonality of the business and the relatively brief periods during which products can be used by customers, Terra and/or its customers generally build inventories during the second half of the year in order to ensure timely product availability during the peak sales season. This increases Terra’s working capital needs during this period as the Company funds these inventory increases and supports its customers’ inventory carry. If Terra underestimates future demand, profitability will be negatively impacted and customers may acquire products from our competitors. If Terra overestimates future demand, it will be left with excess inventory that will incur storage costs and/or Terra may liquidate such additional inventory at sales prices below its costs.
A substantial portion of Terra’s operating expense is related to the cost of natural gas, and an increase in such cost that is either unexpected or not accompanied by increases in selling prices of products could result in reduced profit margins and lower product production.
The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2005 comprised about 72% of total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. Terra has in the recent past idled one or more of its plants in response to high natural gas prices. A significant portion of Terra’s competitors’ global nitrogen production occurs at facilities with access to fixed-priced natural gas supplies. The competitors’ facilities’ natural gas costs have been and likely will continue to be substantially lower than Terra’s.
Declines in the prices of Terra’s products may reduce profit margins.
Prices for nitrogen products are influenced by the global supply and demand conditions for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future. When industry oversupply occurs, as is common in commodity businesses, the price at which Terra sells its nitrogen products typically declines, which results in reduced profit margins, lower production of products and plant closures. Supply in the U.S. and Europe is also affected by trade regulatory measures, which restrict import supply into those markets. Changes in those measures would likely adversely impact available supply and pricing.
Terra’s products are subject to price volatility resulting from periodic imbalances of supply and demand, which may cause the results of operations to fluctuate.
Historically, Terra’s products’ prices have reflected frequent changes in supply and demand conditions. Changes in supply result from capacity additions or reductions and from changes in inventory levels. Demand for products is dependent on demand for crop nutrients by the global agricultural industry and on the level of industrial production. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for Terra’s products are affected by general economic conditions. As a result of periodic imbalances of supply and demand, product prices have been volatile, with frequent and significant price changes. During periods of oversupply, the price at which Terra sells its products may be depressed and this could have a material adverse effect on Terra’s business, financial condition and results of operations.

Terra’s products are global commodities and Terra faces intense competition from other nitrogen fertilizer producers.
Nitrogen fertilizer products are global commodities and can be subject to intense price competition from both domestic and foreign sources. Customers, including end-users, dealers and other crop-nutrients producers and distributors, base their purchasing decisions principally on the delivered price and availability of the product. Terra competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. The U.S. and the European Commission each have trade regulatory measures in effect which are designed to address this type of unfair trade. Changes in these measures could have an adverse impact on Terra’s sales and profitability of the particular products involved. Some of Terra’s principal competitors have greater total resources and are less dependent on earnings from nitrogen fertilizer sales. In addition, a portion of global production benefits from natural gas contracts that have been, and could continue to be, substantially lower priced than our natural gas. Terra’s inability to compete successfully could result in the loss of customers, which could adversely affect sales and profitability.
The Company’s business is subject to risks related to weather conditions.
Adverse weather conditions may have a significant effect on demand for our nitrogen products. Weather conditions that delay or intermittently disrupt field work during the planting and growing season may cause agricultural customers to use less or different forms of nitrogen fertilizer, which may adversely affect demand for the forms that Terra sells. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay Terra’s customers.
Terra is substantially dependent on its manufacturing facilities, and any operational disruption could result in a reduction of sales volumes and could cause Terra to incur substantial expenditures.
Terra’s manufacturing operations may be subject to significant interruption if one or more of its facilities were to experience a major accident or were damaged by severe weather or other natural disaster. In addition, Terra’s operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. For example, an explosion at Terra’s Port Neal, Iowa facility in 1994 required Terra to rebuild nearly the entire facility. Also, a mechanical outage at the Courtright, Ontario facility in April 2001 required Terra to shut down that facility for approximately two months. Terra currently maintains property insurance, including business interruption insurance although there can be no assurance that it has sufficient coverage, or can in the future obtain sufficient coverage at reasonable costs.
Terra may be adversely affected by environmental regulations.
Terra’s operations are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid wastes and water quality. In the United States, Terra’s operations are subject to a comprehensive federal and state regulatory regime, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Emergency Planning and Community Right-to-Know Act, Toxic Substances Control Act and their state analogs. Terra’s operations in Canada are also subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Terra’s U.K. operations are subject to similar regulations under a variety of requirements, including those arising under the Integrated Pollution Prevention and Control (“IPPC”) Program. Terra could incur substantial costs, including capital expenditures for equipment upgrades, fines and penalties and third-party claims for damages, as a result of compliance with, violations of or liabilities under environmental laws and regulations. Terra is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. If such materials have been or are disposed of or released at sites that require investigation and/or remediation, Terra may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” or analogous laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.
Terra has liability as a potentially responsible party at certain sites under certain environmental cleanup laws. The Company has also been subject to related claims by private parties alleging property damage and possible personal injury arising from contamination relating to our discontinued operations. Terra may be subject to additional liability or additional claims in the future. Some of these matters may require the Company to expend significant amounts for investigation and/or cleanup or other costs.
Terra may be required to install additional pollution control equipment at certain facilities in order to maintain compliance with applicable environmental requirements.
Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. Terra may be required to install additional air and water quality control equipment, such as low emission burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of its facilities in order to maintain compliance with applicable environmental requirements. Such investments would reduce income from future operations. Present and future environmental laws and regulations applicable to operations, more vigorous enforcement policies and discovery of unknown conditions may require substantial expenditures and may have a material adverse effect on results of operations, financial position or net cash flows.
Government regulation and agricultural policy may reduce the demand for Terra’s products.
Existing and future government regulations and laws may reduce the demand for Terra products. Existing and future agricultural and/or environmental laws and regulations may impact the amounts and locations of fertilizer application and may lead to decreases in the quantity of nitrogen fertilizer applied to crops. Any such decrease in the demand for fertilizer products could result in lower unit sales and lower selling prices for nitrogen fertilizer products. U.S. and E.U. governmental policies affecting the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices could also affect the demand and selling prices of Terra’s products. In addition, Terra manufactures and sells ammonium nitrate (AN) in the U.K. and in the U.S. Ammonium nitrate can be used as an explosive and was used in the Oklahoma City bombing in April 1995. It is possible that either the U.S. or U.K. governments could impose limitations on the use, sale or distribution of AN, thereby limiting Terra’s ability to manufacture or sell this product.

Terra is subject to risks associated with international operations.
Terra’s international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the U.S.; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2005 Terra derived approximately 24% of its net sales from outside of the U.S. Terra’s business operations include a 50% interest in an ammonia production joint venture in the Republic of Trinidad and Tobago and a 50% interest in an ammonia shipping joint venture that provides transportation of ammonia from the Trinidad facility to the U.S. and other world markets.
Terra’s business may be adversely impacted by the Company’s high-cost leverage, which requires the use of a substantial portion of excess cash flow to service debt and may limit Terra’s access to additional capital.
Terra’s debt could have important consequences on its business. For example, it could (i) increase Terra’s vulnerability to adverse economic and industry conditions by limiting flexibility in reacting to changes in the business industry, (ii) reduce Terra’s cash flow available to fund working capital, capital expenditures and other general corporate purposes, (iii) place Terra at a competitive disadvantage compared to competitors that have less leverage and (iv) limit Terra’s ability to borrow additional funds and increase the cost of funds that Terra can borrow. Terra may not be able to reduce its financial leverage when it chooses to do so, and may not be able to raise capital to fund growth opportunities.
Terra may not be able to finance a change of control offer.
If Terra considers an offer that would result in a “change of control” (as defined in its bond indentures and the instruments governing its Series A convertible preferred shares), it may need to refinance large amounts of debt. If a change of control occurs, Terra must offer to buy back the notes under its indentures and the Series A convertible preferred shares for a price equal to 101% of the notes’ principal amount or 100% of the liquidation value of the Series A convertible preferred shares, as applicable, plus any interest or dividends which has accrued and remains unpaid as of the repurchase date. There can be no assurance that there will be sufficient funds available for any repurchases that could be required by a change of control.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Terra’s manufacturing facilities and the Point Lisas manufacturing facility in which it owns a 50% interest, are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the nitrogen products manufacturing facilities (excluding 2004 production at the Blytheville, Arkansas plant which closed in May 2004, and the 2003 and 2004 production at the plants acquired in the Mississippi Chemical acquisition) during 2005 was approximately 96%, 99% and 96% in 2005, 2004 and 2003, respectively.

Terra owns all of its manufacturing facilities, unless otherwise indicated below. Substantially all of Terra’s manufacturing facilities are mortgaged to secure indebtedness under the Company’s credit agreements and its notes due in 2008 and 2010.
Beaumont, Texas. The Beaumont facility is located six miles south of Beaumont, Texas on the Neches River. Terra owns the plant and processing equipment at the Beaumont facility, which has an annual methanol production capacity of 225 million gallons. The facility also contains an “ammonia loop” which provides an annual ammonia production capacity of 255,000 tons. The facility’s real estate is leased from E.I. DuPont de Nemours and Company (“DuPont”) at a nominal rate under a lease that expires in 2090. The facility is entirely contained within an industrial complex owned and operated by DuPont, and DuPont provides access to the facility as well as essential services such as security, emergency response, product loading and unloading, and a waste water effluent system. The facility also contains a methanol storage and distribution terminal containing two 7.5 million gallon methanol storage tanks and one 20,000 ton ammonia storage tank. The Beaumont facility is currently out of production, however Terra continues to operate the terminal. See further discussion of the Beaumont facility under the “Methanol Business Segment” heading, which follows.
Donaldsonville, Louisiana. The Donaldsonville facility is located on approximately 766 acres fronting the Mississippi River and, in 2004, included two ammonia plants, a urea plant and two melamine crystal production plants. During 2005 all of these plants, except for one ammonia plant, were decommissioned and sold for parts or scrap. The remaining ammonia plant has been mothballed. The facility contains a deep-water port facility on the Mississippi River, allowing for barge transportation and making Donaldsonville one of the northernmost points on the river capable of receiving economical ocean-going vessels.
Port Neal, Iowa. The Port Neal facility is located approximately 12 miles south of Sioux City, Iowa on the Missouri River. The facility consists of an ammonia plant, two urea plants, two nitric acid plants and a UAN plant.
Verdigris, Oklahoma. The Verdigris facility is located on 650 acres northeast of Tulsa, Oklahoma, near the Verdigris River. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Terra owns the plants and leases the port terminal from the Tulsa-Rogers County Port Authority. Terra renewed its leasehold interest in the port terminal for five years in April 2004, and has an option to renew the lease for an additional five-year term in 2009.
Woodward, Oklahoma. The Woodward facility is located in rural northwest Oklahoma and consists of an integrated ammonia/methanol plant, a nitric acid plant, a urea plant and a UAN plant.
Yazoo City, Mississippi. The Yazoo City facility is located on approximately 2,240 acres in Yazoo County, Mississippi with approximately 60 acres of such land subject to a long-term lease with Yazoo County. The facility includes two ammonia plants (one of which is mothballed), five nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility.
In July 2005, Terra entered into a 10-year agreement to supply industrial grade ammonium nitrate (IGAN) and ammonium nitrate solution (ANS) to Orica USA Inc. Under the terms of this arrangement, Terra will modify the smaller of its Yazoo City facility ammonium nitrate (AN) towers, which is currently limited to converting ANS to agricultural grade AN. When the modifications are complete, the tower will be equipped to convert ANS to either agricultural grade AN or IGAN, a prilled, low-density industrial grade product. Terra expects the tower modifications to be complete by September 2006.
Courtright, Ontario, Canada. The Courtright facility is located on 700 acres south of Sarnia, Ontario near the St. Clair River. The facility consists of one ammonia plant, a UAN plant, a nitric acid plant and two urea plants.
Billingham, U.K. The Billingham facility, located in the Teesside chemical area, is geographically split among three separate areas: the main site contains an ammonia plant, three nitric acid plants and a carbon dioxide plant; the Portrack site approximately two miles away contains an AN fertilizer plant and the north Tees site approximately five miles away has an ammonia storage and import/export facility that Terra uses under license from the Crown and under an agreement with a third-party operator.
Severnside, U.K. The Severnside facility is located in southwestern England. The facility consists of two ammonia plants, two nitric acid plants and an AN plant.
Trinidad. The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned by a 50/50 joint venture with KNC Trinidad Limited. This facility has the capacity to produce annually 720,000 tons of ammonia from natural gas supplied under contract with the National Gas Company of Trinidad and Tobago. Terra is obligated to buy 50% of the joint venture’s ammonia output at market prices, which is transported primarily to the U.S. Gulf Coast and resold to Terra’s customers. The joint venture’s natural gas costs have recently been significantly lower than U.S. natural gas costs, which has made the joint venture substantially more profitable than comparable North American facilities.
PLNL produced 636,935 tons of ammonia in 2005 of which Terra purchased 358,582 tons. All of the PLNL ammonia tons purchased by Terra was delivered to Terra’s Donaldsonville terminal for subsequent sale or delivery. Terra received in 2005 $42.8 million of cash distributions from PLNL.

Item 3.	Legal Proceedings
From time to time, the Company is involved in litigation, administrative proceedings and claims, including environmental matters, arising in the ordinary course of business. Terra does not believe that the matters in which it is currently involved, either individually or in the aggregate, will have a material adverse effect on its business, results of operations, financial position or net cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Terra during the fourth quarter of 2005.

Executive Officers of Terra
The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer’s business experience during the past five years:

Present positions and offices with the Company
Name	and principal occupations during the past five years
Michael L. Bennett	President and Chief Executive Officer of Terra since April 2001; Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001; President and Chief Executive Officer of Terra Nitrogen Division since June 1998. Age 52.

Joe A. Ewing	Vice President, Human Resources and Corporate Communications of Terra since December 2004; Vice President, Human Resources of Mississippi Chemical Corporation from April 2003 to December 2004; Vice President, Marketing and Distribution of Mississippi Chemical Corporation from 1999 to April 2003. Age 55.

Joseph D. Giesler	Senior Vice President, Commercial Operations of Terra since December 2004; Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002; Director of Marketing of Terra from June 2000 to August 2001; and Director of Western Division of Terra from July 1998 to May 2000. Age 47.

Daniel D. Greenwell	Vice President, Controller of Terra since April 2005; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer of Zoltek Companies Inc. from 1996 to 2002. Age 43.

Mark A. Kalafut	Vice President, General Counsel and Corporate Secretary of Terra since June 2001; Vice President and Associate General Counsel of Terra from April 1997 through June 2001. Age 52.

Francis G. Meyer	Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 53.

W. Mark Rosenbury	Senior Vice President and Chief Administrative Officer of Terra since August 1999. Age 58.

Richard S. Sanders Jr.	Vice President, Manufacturing of Terra since August 2003; Plant Manager, Verdigris, Oklahoma manufacturing facility from 1995 to August, 2003. Age 48.

Present positions and offices with the Company
Name	and principal occupations during the past five years
Paul Thompson	Vice President, Sales and Marketing of Terra since December 2004; Global Director, Ag Sales and Terra U.K. Managing Director from August 1999 to December 2004. Age 51.
There are no family relationships among the executive officers and directors of Terra or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Officers of Terra are elected annually to serve until their respective successors are elected and qualified.
PART II

Item 5.	Market for Terra’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
The main market in which Terra’s common shares are traded is the NYSE. Set forth below are the high and low sales prices of Terra’s common shares during each quarter specified as reported on the NYSE.

(per-share data and stock prices)	March 31	June 30	Sept. 30	Dec. 31
2005
Common Share Price:
High	$9.27	$7.88	$8.59	$6.65
Low	7.29	6.27	6.10	4.87

2004
Common Share Price:
High	$6.66	$6.55	$8.95	$9.38
Low	3.20	4.15	5.50	7.00
As of March 1, 2006 there were approximately 6,906 record holders of Terra’s common stock.

Item 6.	Selected Financial Data
Financial Summary

(in thousands, except per share data)	2005(1)	2004(2)	2003(3)	2002(4)	2001

Income Statement Data:
Revenues	$1,939,065	$1,509,110	$1,351,055	$1,043,983	$1,037,310
Income (loss) from operations	113,696	134,746	(23,560)	(5,407)	(61,818)
Net income (loss) from continuing operations	22,087	67,596	(12,481)	(36,174)	(79,843)
Net income (loss)	22,087	67,596	(12,481)	(258,325)	(79,843)
Preferred share dividends	(5,134)	(1,029)	—	—	—

Basic income per share:
Continuing operations	0.18	0.87	(0.16)	(3.43)	(1.06)
Discontinued operation	—	—	—	(0.22)	—
Cumulative effect of change in accounting principle	—	—	—	(2.73)	—

Basic income per share	0.18	0.87	(0.16)	(3.43)	(1.06)
Diluted income per share	$0.18	$0.85	$(0.16)	$(3.43)	$(1.06)

Balance Sheet Data:
Total assets	$1,523,625	$1,685,508	$1,125,062	$1,128,110	$1,336,043
Long-term debt and capital leases	$331,300	$435,238	$402,206	$400,358	$436,534
Preferred stock	$115,800	$133,069	$—	$—	$—

(1)	The 2005 selected financial data includes data for Mississippi Chemical Corporation (MCC), which was acquired on December 21, 2004.

(2)	The 2004 selected financial data includes the effects of the December 21, 2004 acquisition of MCC and the issuance of preferred shares during the 2004 fourth quarter.

(3)	The 2003 selected financial data includes a $53.1 million charge for impairment of long-lived assets.

(4)	The 2002 selected financial data includes a $16.2 million loss from discontinued operations and a $206.0 million charge relating to a cumulative effect of change in accounting principle.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Terra Industries Inc. (“Terra” or “the Company”) produces and markets nitrogen products for agricultural and industrial markets with production facilities located in North America and the United Kingdom. During December 2004, the Company acquired Mississippi Chemical Corporation (MCC).
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
Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since some of the Company’s products compete with nitrogen products imported from regions with lower natural gas costs, the Company and other North American producers have not always been able to increase selling prices to levels necessary to cover the natural gas cost increases. This has resulted in curtailments of North American nitrogen production. These curtailments contributed to reductions in global nitrogen product supplies.
Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of United States of America (U.S.) nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to our facilities. Off-shore producers are most competitive in regions close to North American points of entry for imports, including the Gulf Coast and East Coast.
The Company’s sales volumes depend primarily on its plants’ operations and imports from PLNL. The Company may purchase product from other manufacturers or importers for resale; however, gross margins on those volumes have historically been insignificant. Profitability and cash flows from the Company’s nitrogen products business are affected by the Company’s ability to manage its costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting the Company’s nitrogen products results include the number of planted acres, transportation costs, weather conditions (particularly during planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties.”
The Company also produces methanol in the U.S. Similar to nitrogen products, methanol is a commodity chemical manufactured from natural gas. Consequently, natural gas costs and the supply/demand balance for methanol significantly affect methanol earnings and cash flows. A significant portion of U.S. methanol demand is met by imports from regions with natural gas costs lower than those available to U.S. producers. U.S. methanol demand has declined over the past year and is expected to continue to decline due to reduced U.S. consumption of MTBE, a gasoline oxygenate and octane enhancer that uses methanol as a feedstock. In December 2003, the Company entered into contracts with the Methanex Corporation (“Methanex”) assigning it the Company’s sales contracts and providing it exclusive rights to all methanol production at the Beaumont facility for five years as more fully described in Item 1 “Business” and Item 2 “Properties.” As permitted under these contracts, Methanex elected to shut down the Beaumont facility as of December 1, 2004. As long as the Beaumont, Texas facility remains idle through the December 2008 termination of the Methanex contract, the Company may realize revenues relating to the facility of up to $16.4 million per year due to $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin based on the plant’s methanol production capacity, methanol reference prices and natural gas costs. Due to the high cost of natural gas, there was no cash margin realized during 2005.
During the fourth quarter of 2005, the Company temporarily suspended all production at the Woodward, Oklahoma facility, ammonia production at the Yazoo City, Mississippi facility and ammonia production at the Billingham, Teeside facility in the U.K. These temporary suspensions of production were due to the high cost of natural gas during the period.

Overview of Consolidated Results
The Company’s revenues were $1.9 billion, $1.5 billion and $1.4 billion during 2005, 2004 and 2003, respectively. Terra generated net income (loss) of $22.1 million, $67.6 million and $(12.5) million in 2005, 2004 and 2003, respectively. Diluted income (loss) per share was $0.18, $0.85 and $(0.16) in 2005, 2004 and 2003, respectively.
Income (loss) from operations was $113.7 in 2005, $134.7 million in 2004 and $(23.6) million in 2003. Revenues for 2005 increased $423.6 million as compared to 2004, primarily due to the Mississippi Chemical Corporation (MCC) acquisition in December 2004 and higher sales prices. The sales prices were higher as a result of increased demand and lower supplies primarily due to reduced production capacity in North America. Costs associated with the 2005 MCC revenues and higher natural gas prices were the primary factors that increased cost of sales by $452.2 million in 2005 as compared to 2004. The Company recognized $21.4 million of earnings from equity in unconsolidated affiliates during 2005, primarily as a result of equity investments acquired in the MCC acquisition. During 2005, the Company recorded a $27.2 million loss ($24.9 million, net of tax) on the early repayment of debt and an $8.9 million gain ($8.9 million, net of tax) on change in fair value of warrants issued.
The 2004 net income was increased by $27.9 million of income tax benefits due to a favorable settlement with a foreign taxing authority. The 2004 net income also included $11.6 million attributable to an insurance recovery of product claim costs (representing $17.9 million of operating income less $6.3 million of related income taxes) and a $7.1 million loss from the early retirement of long-term debt (representing $11.1 million of losses less $4.0 million of related income taxes).
During 2003, the Company recorded a $27.0 million net charge for the impairment of its Blytheville, Arkansas facility (representing a $53.1 million impairment charge to operating income less $9.9 million allocated to minority interest and $16.2 million of income tax benefit). The 2003 net loss was reduced by $36.4 million of income tax benefits for a reduced assessment by a foreign taxing authority and reversals of tax reserves that had been provided in prior years.
Other fluctuations to the Company’s income (loss) from continuing operations for 2005, 2004 and 2003 were primarily related to increases in the selling prices of nitrogen products, decreases in methanol sales due to an exclusivity agreement with Methanex and changes in the cost of natural gas, the Company’s primary raw material for manufacturing its products.
Factors That Affect Operating Results
Factors that may affect the Company’s operating results include: the relative balance of supply and demand for nitrogen fertilizers, industrial nitrogen and methanol, the availability and cost of natural gas, the number of agriculture-planted acres (which is affected by both worldwide demand and government policies), the types of crops planted, the effect of general weather patterns on the timing and duration of field work for crop planting and harvesting, the effect of environmental legislation on supply and demand for the Company’s products, the availability of financing sources to fund seasonal working capital needs, and the potential for interruption to operations due to accidents or natural disasters.
The principal raw material used to produce nitrogen products and methanol is natural gas. Natural gas costs in 2005 and 2004 accounted for approximately 72% and 60%, respectively, of the Company’s total manufacturing costs and expenses. A significant increase in the price of natural gas that is not hedged or recovered through an increase in the price of the Company’s nitrogen and methanol products would have an adverse effect on the Company’s business, financial condition and results of operations. A portion of global nitrogen products and methanol production is at facilities with access to fixed-price natural gas supplies that have been, and could continue to be, substantially lower priced than natural gas costs at the Company’s North American and U.K. facilities. The Company’s facility at Point Lisas Nitrogen Limited, an unconsolidated subsidiary, is located in Trinidad with access to such lower-cost natural gas.
The Company enters into forward pricing contracts for some of its natural gas requirements when such arrangements would not result in costs greater than expected North American and U.K. selling prices for the Company’s finished products. The Company’s December 31, 2005 forward positions covered 16% of the Company’s expected 2006 natural gas requirements (excluding the natural gas requirements of Point Lisas Nitrogen Limited which purchases its gas under contract with the Natural Gas Company of Trinidad and Tobago).
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
Methanol is used as a raw material in the production of formaldehyde, methyl tertiary-butyl ether (MTBE), acetic acid and numerous other chemical derivatives. The price of methanol is influenced by the supply and demand for each of these products. Environmental initiatives to ban or reduce the use of MTBE as a fuel additive, such as those currently underway in the United States, could affect demand for methanol.
Weather can have a significant effect on demand for the Company’s nitrogen products. Weather conditions that delay or intermittently disrupt field work during the planting and growing seasons may cause agricultural customers to use forms of nitrogen fertilizer that are more or less favorable to the Company’s products. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could affect their ability to pay for crop inputs purchased from the Company’s dealer customers.
The Company’s nitrogen business segment is seasonal, with the majority of nitrogen products consumed during the second quarter in conjunction with spring planting activity. Due to the business’ seasonality and the relatively brief periods during which customers consume nitrogen products, the Company and its customers generally build inventories during the second half of the year in order to ensure product availability during the peak sales season. For the Company’s current level of sales, it may require lines of credit to fund inventory increases and to support customer credit terms. The Company believes that its credit facilities are adequate for expected 2006 sales levels.
The Company’s manufacturing operations may be subject to significant interruption if one or more of its facilities were to experience a major accident or were damaged by severe weather or other natural disaster. The Company currently maintains insurance, including business interruption insurance, which it believes is sufficient to allow it to recover from major damage to any of its facilities.
Critical Accounting Policies
The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimates and judgments that affect the amount of assets, liabilities, revenues and expenses as of the date of the financial statements. Actual results may differ from these estimates.
Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.
Derivative and Financial Instruments
The Company enters into derivative financial instruments, including swaps, basis swaps and put and call options, to manage the effect of changes in natural gas costs, to manage the prices of its nitrogen products and to manage foreign currency risk. The Company reports the fair value of the derivatives on its balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period the offsetting hedged transaction occurs. If an instrument is settled early, any gains or losses are immediately recognized as adjustments to earnings.
Revenue Recognition
Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable.
Revenues are primarily comprised of sales of the Company’s products, including any realized hedging gains or losses related to nitrogen product derivatives, and are reduced by estimated discounts and trade allowances. Revenues include amounts related to shipping and handling charges to the Company’s customers.
Inventory Valuation
Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined by using the first-in, first-out method. The Company performs a monthly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

Equity Investments
Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company periodically assesses the carrying value of its equity investment and will record a loss on equity investments when a decline in the fair value of the investment that is other than temporary exists.
Pension Assets and Liabilities
Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The Company’s pension projected benefit obligation was $454.5 million at December 31, 2005, which was $139.2 million higher than pension plan assets. The December 31, 2005 liability was computed based on an average 5.4% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of the Company’s pension liability. In addition, the pension liability for its U.K. pension plan, which includes provisions to adjust benefit payments for general inflation rates, was estimated based on an average 3.0% annual inflation rate. Declines in comparable bond yields or higher U.K. inflation rates would increase the Company’s pension liability. The Company’s net pension liability, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.
Post-Retirement Benefits
Post-retirement benefits are determined on an actuarial basis and are affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs could affect the recorded amount of post-retirement benefits expense ultimately recognized.
Deferred Income Taxes
Deferred income tax assets and liabilities reflect (a) differences between financial statement carrying amounts and corresponding tax bases and (b) temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred tax assets also include the expected benefits of carrying forward the Company’s net operating losses. The Company regularly reviews deferred tax assets for recoverability and reduces them if the Company cannot sufficiently determine that they will be realized. The Company bases this determination on projected future taxable income and the expected timing of the reversals of existing temporary differences.
At December 31, 2005, deferred tax assets representing future benefits for the Company’s U.S. net operating loss carryforwards totaled $167 million. If there is a material change in the effective tax rates or time period when temporary differences become taxable or deductible, the Company may have to additionally reduce all or a significant portion of its deferred tax assets.

Impairment of Long-Lived Assets
The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the carrying amount of its asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying value of the asset. Future cash flows include estimates of production levels, pricing of the Company’s products, costs of natural gas and capital expenditures. If the assets are impaired, a calculation of fair value is performed; if the fair value is less than the carrying value of the assets, the assets are reduced to their fair value.
During 2005, events occurred that indicated that the carrying amount of the Beaumont, Texas assets may not be recoverable. As of December 31, 2005, the Beaumont assets had a carrying value, net of $14 million of deferred revenues, of approximately $96 million. The Company estimated the remaining useful life of the Beaumont facility at 13 years, assuming normal investment in maintenance and replacement capital throughout this 13-year period. The estimated cash flows over this 13-year period were based on the Company’s best estimate of future market and operating conditions at December 31, 2005. The estimated cash flows exceeded the carrying value of the Beaumont assets, therefore, no impairment charge was recorded. The cash flow estimates were made with the assumption that the Beaumont facility will remain idle through 2008, the term of the Company’s contract with Methanex, and that once restarted, the Beaumont facility will produce at historic rates and selling prices will be adequate to realize historic margins.
Results of Continuing Operations—2005 Compared with 2004
Consolidated Results
The Company reported 2005 net income of $22.1 million on revenues of $1.9 billion compared with a 2004 net income of $67.6 million on revenues of $1.5 billion. Diluted income per share for 2005 was $0.18 compared with $0.85 for 2004. The 2005 net income included a $27.2 million ($24.9 million, net of tax) loss related to the early retirement of debt and a $8.9 million ($8.9 million, net of tax) gain relating to change in fair value of warrants.
The 2004 net income included $27.9 million of income tax benefits due to a favorable settlement with a foreign taxing authority, $11.6 million of income attributable to an insurance recovery of product claim costs (representing $17.9 million of operating income less $6.3 million of related income taxes) and a $7.1 million loss from the early retirement of long-term debt (representing $11.1 million of losses less $4.0 million of related income taxes).
The Company classifies its operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products segment represents the sale of nitrogen products including that produced at the Company’s ammonia manufacturing and upgrading facilities. The Methanol segment represents sales of methanol including that produced at the Company’s two methanol manufacturing facilities.

Total revenues and operating income (loss) by segment for the years ended December 31, 2005 and 2004 were:

(in thousands)	2005	2004

Revenues:
Nitrogen products	$1,905,505	$1,320,142
Methanol	31,347	186,823
Other revenues	2,213	2,145

	$1,939,065	$1,509,110

Operating Income (Loss):
Nitrogen products	$131,474	$138,745
Methanol	(14,089)	1,479
Other expense—net	(3,689)	(5,478)

	$113,696	$134,746

Nitrogen Products
Volumes and prices for 2005 and 2004 were:

Volumes and Prices	2005		2004
(quantities in	Sales	Average	Sales	Average
thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	1,898	$303	1,391	$266
Nitrogen solutions	4,368	151	3,869	120
Urea	151	262	376	195
Ammonium nitrate	1,581	202	988	178

*	After deducting outbound freight costs
Nitrogen products revenues increased by $585.4 million to $1,905.5 million for 2005 compared with $1,320.1 million for 2004 primarily as the result of the December 2004 acquisition of MCC and higher sales prices. Higher selling prices contributed $253.7 million to 2005 revenues as the result of increased demand and lower fertilizer supplies due to reduced production capacity in North America. Sales volumes in 2005 were higher than those of the previous year due primarily to the MCC acquisition.
Nitrogen products operating income decreased by $7.3 million to $131.5 million for 2005 from $138.7 million for 2004. Operating income in 2005 from the MCC business totaled $34.5 million, but was more than offset by lower nitrogen margins on other operations and the absence of the $17.9 million 2004 insurance recovery of product claim costs. Nitrogen margins declined principally as the result of increases to natural gas costs that outpaced selling price changes.
Natural gas costs increased $272.5 million from 2004 as unit costs, net of forward pricing gains and losses, and were $7.50 per million British thermal units (“MMBtu”) during 2005 compared to $5.37/MMBtu during 2004. As a result of forward price contracts, 2005 natural gas costs for the nitrogen products segment were $0.7 million lower than spot prices.

Methanol
Methanol revenues were $31.3 million and $186.8 million for the years ended December 31, 2005 and 2004, respectively. Sales volumes declined approximately 87% from the prior year primarily due to cessation of production from the Beaumont facility.
The methanol segment had an operating loss of $14.1 million during 2005 compared to operating income of $1.5 million in 2004. The 2005 operating loss reflected lower sales volumes and idle facility costs.
Other Operating Activities—Net
The Company had $3.7 million of charges from other operating activities in 2005 compared to $5.5 million in 2004. The decrease in expense relates primarily to administrative and legal fees for general corporate activities not allocable to any particular business segment.
Interest Expense—Net
Net interest expense was $45.4 million in 2005 compared with $49.8 million in 2004. The reduction in interest expense primarily related to higher cash balances during 2005 as compared to 2004, increased yields on the cash balances and a decrease in interest expense due to a 2004 fourth quarter $70.7 million redemption of Senior Notes due in 2010.
Minority Interest
Minority interest represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2005 minority interest charge of $13.7 million reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated operating results. Minority interest charge of $11.2 million was recorded in 2004, which were included in their entirety in consolidated operating results.
Income Taxes
Terra’s income tax expense was $14.2 million in 2005, or 39% of pretax income, based primarily on statutory rates in the jurisdictions where the earnings arise.
Terra’s income tax benefit of $5.0 million in 2004 included reductions to tax reserves totaling $27.9 million for a reduced assessment by a foreign taxing authority.
Results of Continuing Operations—2004 Compared with 2003
Consolidated Results
The Company reported 2004 net income of $67.6 million on revenues of $1,509 million compared with a 2003 net loss of $12.5 million on revenues of $1,351 million. Diluted income (loss) per share for 2004 was $0.85 compared with $(0.16) for 2003. Results for 2004 and 2003 were favorably affected by income tax benefits of $27.9 million and $36.4 million, respectively, for reduced assessments by a foreign taxing authority and reversals of tax reserves established in prior years.

The 2004 net income also included $11.6 million attributable to an insurance recovery of product claim costs (representing $17.9 million of operating income less $6.3 million of related income taxes) and a $11.1 million loss from the early retirement of long-term debt primarily related to the Company’s redemption of $70.7 million in Second Priority Senior Secured Notes due 2010 (there were no tax benefits associated with this loss.)
The 2003 net loss included a $27.0 million net charge for the impairment of the Company’s Blytheville facility (representing $53.1 million impairment charge to operating income less $9.9 million allocated to minority interest and $16.2 million income tax benefits).
The Company classifies its operations in two business segments: Nitrogen Products and Methanol. The Nitrogen Products segment represents the sale of nitrogen products including that produced at the Company’s ammonia manufacturing and upgrading facilities. The Methanol segment represents sales of methanol including that produced at the Company’s two methanol manufacturing facilities.
MCC revenues and expense are included from the December 21, 2004, acquisition date and are not significant for the year ended December 31, 2004 as compared to the year ended December 31, 2003.
Total revenues and operating income (loss) by segment for the years ended December 31, 2004 and 2003 were:

(in thousands)	2004	2003

Revenues:
Nitrogen products	$1,320,142	$1,139,379
Methanol	186,823	209,870
Other revenues	2,145	1,806

	$1,509,110	$1,351,055

Operating Income (Loss):
Nitrogen products	$138,745	$33,721
Impairment of long-lived assets (nitrogen products)	—	(53,091)
Methanol	1,479	1,866
Other expense—net	(5,478)	(6,056)

	$134,746	$(23,560)

Nitrogen Products
Volumes and prices for 2004 and 2003 were:

Volumes and Prices	2004		2003
(quantities in	Sales	Average	Sales	Average
thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	1,391	$266	1,400	$229
Nitrogen solutions	3,869	120	3,840	99
Urea	376	195	545	173
Ammonium nitrate	988	178	934	142

*	After deducting outbound freight costs

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
Nitrogen products operating income, excluding 2003 charges for the impairment of long-lived assets, increased by $105.0 million to $138.7 million for 2004 from $33.7 million for 2003. Higher selling prices and recovery of product claim costs contributed $180.4 million and $17.9 million, respectively, to 2004 operating income. Theses factors were partly offset by higher natural gas costs and increased expenses.
Natural gas costs increased $76.1 million from 2004 as unit costs, net of forward pricing gains and losses, were $5.37 per million British thermal units during 2004 compared to $4.76/MMBtu during 2003. As a result of forward price contracts, 2004 natural gas costs for the nitrogen products segment were $14.6 million lower than spot prices.
Selling, general and administrative expenses assigned to the nitrogen products business segment totaled $41.9 million for 2004 compared to $30.2 million for 2003. The increase is primarily due to incentive pay accruals based on net income, professional fees associated with Sarbanes-Oxley compliance and changes in the allocation methods of centralized expense centers between the nitrogen products and methanol business segments. During 2003, $5.6 million of the Company’s selling, general and administrative expenses were allocated to the methanol business segment. Those allocations were discontinued in 2004 as a result of contracts transferring the marketing rights for our methanol production to Methanex.
Impairment of Long-Lived Assets
During 2003, the Company recorded a $53.1 million charge for the impairment of the Blytheville, Arkansas facility as it concluded that future market conditions may not justify ongoing investment in the maintenance and replacement capital required to operate the Blytheville facility for its established useful life. The Blytheville production capabilities were permanently closed in May 2004.
Methanol
Methanol revenues were $186 million for the year ended December 31, 2004. Approximately 85% of 2004 methanol revenues were realized under a contract providing Methanex with exclusive rights to all methanol production at our Beaumont, Texas facility. That contract was executed in December 2003 and requires the Company to sell the Beaumont production to Methanex at a price which will generally approximate cash production costs. In addition, Methanex pays the Company one-half of the cash margin attributable to Beaumont’s production based on realized methanol prices and actual natural gas costs. Other contract-related 2004 revenues include amounts received at signing that are deferred and recognized over the life of the contract on a straight-line basis.
During 2004, the Company realized $8.2 million of margin-sharing and deferred revenues under the Methanex contract. Methanol 2004 operating income also includes depreciation charges related to the

Beaumont facility and earnings realized on methanol sales from the Company’s Woodward, Oklahoma facility.
During 2003, methanol segment revenues were derived from market-based sales to third-party customers. Operating income was largely a function of revenues over production costs, including natural gas, and operating expenses.
Other Operating Activities—Net
The Company had $5.5 million of charges from other operating activities in 2004 compared to $6.1 million in 2003. These losses represent charges for amortization of deferred financing costs and legal fees related to general corporate activities not allocable to any particular business segment.
Interest Expense—Net
Net interest expense was $49.8 million in 2004 compared with $54.5 million in 2003. The reduction in interest expense primarily related to higher cash balances and the fourth quarter $70.7 million redemption of Senior Notes due in 2010.
Minority Interest
Minority interest represents interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2004 minority interest charge of $11.2 million reflected nitrogen earnings for TNCLP, which were included in their entirety in consolidated operating results. Minority interest benefits of $8.6 million were recorded in 2003 as the result of TNCLP losses, which included an impairment charge for the Blytheville, Arkansas facility. These amounts are directly related to TNCLP losses and earnings.
Income Taxes
Terra’s income tax benefit was $5.0 million in 2004 and included reductions to tax reserves totaling $27.9 million for a reduced assessment by a foreign taxing authority. The 2004 benefit was net of a $2.5 million charge to eliminate tax benefits associated with U.S. losses.
Terra’s income tax benefit was $57.0 million in 2003 and also included reductions to tax reserves totaling $36.4 million for a reduced assessment by a foreign taxing authority and reversal of tax reserves provided in prior years. The 2003 benefit was reduced to $0.8 million to eliminate tax benefits associated with U.S. losses.
Liquidity and Capital Resources
The Company’s primary uses of cash and cash equivalents is to fund its working capital requirements, make payments on its debt and other obligations and make payments for plant turnarounds and capital expenditures. The principal sources of funds are cash flow from operations and borrowings under available bank facilities.

Unrestricted cash and cash equivalent balances at December 31, 2005, were $86.4 million. Restricted cash and cash equivalent balances of $8.6 million at December 31, 2005 are restricted until qualified capital expenditures at the Verdigris, Oklahoma facility have been performed.
During 2005, cash and cash equivalents decreased $147.4 million. Net cash provided by operating activities was $10.8 million. Cash used in financing activities was $144.6 million, primarily related to the early extinguishment of debt. Cash used for investing activities was $22.3 million, primarily for capital expenditures and plant turnaround costs, offset by distributions received from unconsolidated affiliates.
Net cash provided by 2005 operating activities of $10.8 million was composed of $174.2 million of cash provided from operating activities and $163.4 million used by higher net working capital balances. Net working capital balances increased $59.6 million and $45.6 million primarily as the result of higher prices and natural gas costs on accounts receivable and finished goods inventory values, respectively. Current liabilities also declined by $76.1 million during 2005 due to a reduction in customer prepayment arrangements. The Company had $52.9 million in customer prepayments at December 31, 2005 for the selling price and delivery costs of nitrogen products that it will deliver during the first half of 2006.
During 2005, the Company repaid $125 million of debt obligations related to the MCC acquisition during 2004.
During 2004, the Company issued 4.25% Cumulative Convertible Perpetual Series A Preferred Shares with a liquidation value of $120 million for net proceeds of $115.8 million. The Series A preferred shares are not redeemable by the Company, are convertible into common stock at a conversion price of $9.96 per common share at the option of the holder and may at the Company’s option be automatically converted to common shares after December 20, 2009 if the closing price for common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to the Company’s capital structure, including a change of control, merger, or sale of the Company, holders of the Series A preferred shares may require the Company to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. The Company also has the right, under certain conditions, to require holders of the Series A preferred shares to exchange their shares for convertible subordinated debentures with similar terms.
During 2005 and 2004, the Company funded plant and equipment purchases of $30.8 million and $18.5 million, respectively, primarily for replacement or stay-in-business capital needs. The Company expects 2006 plant and equipment purchases to approximate $50 million consisting primarily of expenditures for replacement of equipment or to improve operating results at its manufacturing facilities.
Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant, generally every two years. The Company funded $22.3 million and $28.9 million of plant turnaround costs in 2005 and 2004, respectively. The Company estimates 2006 plant turnaround costs will approximate $40 million.
On December 21, 2004, the Company entered into revolving credit facilities totaling $200 million that expire in June 2008. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of the Company’s consolidated subsidiaries. There were no outstanding revolving credit borrowings and there were $15.6 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $177.3 million under the facilities. The Company is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Company’s borrowing availability falls below a combined $60 million, it is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
The Company’s ability to meet credit facility covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Access to adequate bank facilities is critical to funding the Company’s operating cash needs. Based on our December 31, 2005 financial position and the current market conditions for the Company’s finished products and for natural gas, the Company anticipates that it will be able to comply with its covenants through 2006.
The Company’s ability to manage its exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.
Contractual obligations and commitments to make future payments at December 31, 2005 were:

	Payments Due In
	Less than	One to	Three to
(in millions)	One Year	Three Years	Five Years	Thereafter

Long-term debt	$—	$200.0	$131.3	$—
Operating leases	21.1	34.2	24.8	11.7
Interest expense on fixed rate debt	40.8	78.5	21.4	—
Ammonia purchase contract (1)	112.6	225.2	225.2	900.8
Other purchase obligations	188.3	2.2	2.2	4.4

Total	$362.8	$540.1	$404.9	$916.9

(1)	The Company has a contractual obligation to purchase one-half of the ammonia produced by Point Lisas Nitrogen Limited. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. Obligations in the above table are based on purchasing 360,000 short tons per year at the December 2005 average price paid. This contract expires in October 2018.
The Company’s pension projected benefit obligations were $454.5 million at December 31, 2005, which was $139.2 million higher than its pension plan assets. The pension projected benefit obligations were computed based on a 5.4% discount rate, which was based on yields for high-quality corporate bonds (Moody’s Investor Service “AA” rated or equivalent) with a maturity approximating the duration of the

Company’s pension obligation. Future declines in comparable bond yields would increase the Company’s pension obligation and future increases in bond yields would decrease the Company’s pension obligation. The Company’s pension obligation, net of plan assets, could increase or decrease depending on the extent that returns on pension plan assets are lower or higher than the discount rate. In addition, the pension obligation for the Company’s U.K. pension plan, which includes provisions to adjust benefit payments for general inflation rates, was estimated based on a 3.0% inflation rate. The Company’s pension obligation could increase or decrease based on actual U.K. inflation rates. The Company’s cash contributions to pension plans were $22.2 million in 2005 and are estimated at $8.3 million in 2006. Actual contributions could vary from these estimates depending on actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.
Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $15.7 million in 2005. Because environmental, health and safety regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. The Company does not expect compliance with such regulations will have a material adverse effect on the results of operations, financial position or net cash flows.
The Company incurred $2.0 million of 2005 capital expenditures to ensure compliance with environmental, health and safety regulations. The Company may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. The Company estimates that the cost of complying with these existing requirements in 2006, 2007 and 2008 and beyond will be less than $20 million in the aggregate.
The Company owns 75.3% of the common units of TNCLP, which in accordance with the partnership agreement, permits it to call all common units that it does not own.
During 2005, 2004 and 2003, TNCLP distributed $13.6 million, $8.1 million and $1.2 million, respectively, to the minority TNCLP common unitholders. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).
During 2005, the Company paid $6.0 million for preferred share dividends.
Cash balances at December 31, 2005 were $95.0 million, of which $8.6 million is restricted.
Recently Issued Accounting Standards
In October 2004, The American Jobs Creation Act of 2004 (the Jobs Act) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued their staff position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” Statement of Financial Accounting Standards (“SFAS”) 109-2. SFAS 109-2 allows companies additional time to evaluate the impact of the law and to record the tax effect of repatriation over several interim periods as they complete their assessment of repatriating all or a portion of these unremitted earnings. The Company does not plan to reinvest or repatriate any foreign earnings as a result of the Jobs Act.
In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for the Company’s first quarter of fiscal 2006. The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards and will recognize compensation cost on a straight-line basis over its awards’ vesting periods. The adoption of SFAS 123R will not have a material impact on the Company’s results of operation. However, uncertainties, including the Company’s future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS 123 pro forma disclosed in the notes to Consolidated Financial Statements.
In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal 2006. The Company does not expect the adoption of SFAS 153 to have a material impact on results of operation or financial condition.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 addresses the recognition of an unconditional retirement obligation when uncertainty exists about the timing and (or) method of settlement. The Company adopted FIN 47 during 2005. The effect of the adoption of FIN 47 was not material to the Company’s financial statements.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007.
In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception (of a lease, collectively referred to as subsequently acquired leasehold improvement). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company does not believe the adoption of EITF 05-06 will affect its results of operations and financial condition in fiscal 2006.
In March 2005, the FASB issued SFAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 on December 31, 2005 and the adoption has not had a material affect on the Company’s financial statements.
In July 2005, the FASB issued proposed guidance concerning the accounting for uncertain tax positions. The proposal would require that an uncertain tax position meet a probable recognition threshold based on the merits of the position in order for the benefit to be recognized in the financial statements. The proposal also addresses the accrual of interest and penalties related to tax uncertainties and the classification of liabilities on the balance sheet. If implemented in its present form, the Company does not expect the adoption to have a material impact on the results of operations or financial condition.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management and Financial Instruments
Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. The Company uses derivative financial instruments to manage risk in the areas of (a) foreign currency fluctuations, (b) changes in natural gas prices and (c) changes in nitrogen prices and (d) changes in interest rates. See Note 13 to the Consolidated Financial Statements for additional information on the use of derivative financial instruments.

The Company’s policy is to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. The Company’s management may not engage in activities that expose the Company to speculative or non-operating risks and is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with the Company’s overall business objectives. Derivatives are used to manage operating risk within the limits established by our Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to manage exposure to interest rate fluctuations, to hedge specific assets and liabilities denominated in foreign currency, to hedge firm commitments and forecasted natural gas purchase transactions, to set a floor for nitrogen selling prices and to protect against foreign exchange rate movements between different currencies that impact revenue and earnings expressed in U.S. dollars.
The use of derivative financial instruments subjects the Company to some inherent risks associated with future contractual commitments, including market and operational risks, credit risk associated with counterparties, product location (basis) differentials and market liquidity. The Company continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions.
Foreign Currency Fluctuations
The Company’s policy is to manage risk associated with foreign currency fluctuations by entering into forward exchange and option contracts covering specific currency obligations or net foreign currency operating requirements, as appropriate. Such hedging is limited to the amounts and duration of the specific obligations being hedged and, in the case of operating requirements, no more than 75% of the forecasted requirements. The primary currencies to which the Company is exposed are the Canadian dollar and the British pound. At December 31, 2005, the Company had nominal forward currency positions that were matched with committed capital expenditures.
Natural Gas Prices—North American Operations
Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and the Company mitigates some of this volatility through the use of derivative commodity instruments. The Company’s current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for its finished products. North American natural gas requirements for 2006 are approximately 100 million MMBtu. The Company has hedged 18% of its expected 2006 North American requirements and none of its requirements beyond December 31, 2006. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and the Company’s computations. These instruments and other natural gas positions fixed natural gas prices at $14.1 million more than published prices for December 31, 2005 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price. As of December 31, 2005 the Company’s market risk exposure related to future natural gas requirements being hedged was $9.5 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since the Company enters into forward pricing agreements for only a portion of its natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments could be more than offset by lower costs for all natural gas it purchases.

Natural Gas Prices—Trinidad Operation
The natural gas requirements of Point Lisas Nitrogen Limited are supplied under contract with the Natural Gas Company of Trinidad and Tobago. The cost of natural gas to the joint venture fluctuates based on changes in the market price of ammonia.
Natural Gas Prices—United Kingdom Operations
To meet natural gas production requirements at the Company’s United Kingdom production facilities, the Company generally enters into one- or two-year gas supply contracts and fixes prices for approximately 20% to 80% of total volume requirements. Procurement requirements for 2006 U.K. natural gas are approximately 26 million MMBtu. As of December 31, 2005, the Company had fixed-price contracts for 8% of its expected 2006 U.K. natural gas requirements and none of its 2007 natural gas requirements. The Company’s U.K. fixed-price derivative contracts for 2006 natural gas purchases were at prices $2.0 million lower than published prices for December 31, 2005 forward markets.
Nitrogen Prices
The prices for nitrogen products can be volatile and the Company mitigates some of this volatility through the use of derivative commodity instruments. The Company’s current policy is to hedge no more than 20% of its expected production for the upcoming 12 months and no more than 50% of any single month’s expected production. Deviation from this policy requires Board of Director approval. The Company has not hedged any of its 2006 North American sales of nitrogen solutions.
Interest Rate Fluctuations
The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company had no interest rate financial derivatives outstanding at December 31, 2005.

Interest Rate Sensitivity

(in millions)	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Long-Term Debt
Senior Secured Notes, fixed rate of 12.88% ($US)	$—	$—	$200.0	$—	$—	$—	$200.0	$204.3
Senior Second Priority Secured Notes, fixed rate 11.50% ($US)	—	—	—	—	131.3	—	131.3	125.7

Total Long-Term Debt	$—	$—	$200.0	$—	$131.3	$—	$331.3	$455.4

Short-Term Borrowings
Revolving credit facility, notional amount ($US)	$150.0	$150.0	$150.0	$—	$—	$—	$—	$—
Variable interest rate, LIBOR based	4.34%	4.34%	4.34%	—	—	—	—	—
TNLP revolving credit facility, notional amount ($US)	$50.0	$50.0	$50.0	—	$—	—	—	—
Variable interest rate, LIBOR based	4.34%	4.34%	4.34%	—	—	—	—	—

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Financial Position

	At December 31,
(in thousands)	2005	2004

Assets
Cash and cash equivalents	$86,366	$233,798
Restricted cash	8,595	—
Accounts receivable, less allowance for doubtful accounts of $234 and $262	206,407	150,271
Inventories	190,314	148,808
Income tax receivable	—	11,500
Other current assets	54,578	46,606

Total current assets	546,260	590,983

Property, plant and equipment, net	733,536	797,978
Deferred plant turnaround costs	27,447	33,897
Equity investments	183,884	215,939
Intangible assets	7,526	24,884
Other assets	24,972	21,827

Total assets	$1,523,625	$1,685,508

Liabilities
Debt due within one year	$38	$167
Accounts payable	125,863	119,571
Customer prepayments	52,913	115,347
Accrued and other current liabilities	84,996	104,848

Total current liabilities	263,810	339,933

Long-term debt and capital lease obligations	331,300	435,238
Deferred income taxes	65,998	58,224
Pension liabilities	120,236	119,570
Other liabilities	41,320	47,872
Minority interest	92,258	92,197

Total liabilities and minority interest	914,922	1,093,034

Commitments and contingencies (Note 11)	—	—

Preferred Shares - liquidation value of $120,000 and $137,269	115,800	133,069

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 95,171 and 92,994 shares outstanding	146,994	144,531
Paid-in capital	712,671	681,639
Accumulated other comprehensive loss	(70,143)	(55,994)
Unearned compensation	(5,369)	(2,568)
Accumulated deficit	(291,250)	(308,203)

Total stockholders’ equity	492,903	459,405

Total liabilities and stockholders’ equity	$1,523,625	$1,685,508

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-share amounts)	2005	2004	2003

Revenues	$1,930,583	$1,506,965	$1,349,249
Other income, net	8,482	2,145	1,806

Total Revenue	1,939,065	1,509,110	1,351,055

Cost and Expenses
Cost of sales	1,800,236	1,348,077	1,281,663
Selling, general and administrative expense	46,548	44,190	39,861
Equity in earnings of unconsolidated affiliates	(21,415)	—	—
Impairment of long-lived assets	—	—	53,091
Recovery of product claim costs	—	(17,903)	—

	1,825,369	1,374,364	1,374,615

Income (loss) from operations	113,696	134,746	(23,560)
Interest income	8,086	3,307	534
Interest expense	(53,478)	(53,134)	(55,072)
Loss on early retirement of debt	(27,193)	(11,116)	—
Change in fair value of warrant liability	8,860	—	—

Income (loss) before income taxes and minority interest	49,971	73,803	(78,098)
Income tax benefit (provision)	(14,217)	5,000	57,000
Minority interest	(13,667)	(11,207)	8,617

Net income (loss)	22,087	67,596	(12,481)
Preferred share dividends	(5,134)	(1,029)	—

Income (Loss) Available to Common Stockholders	$16,953	$66,567	$(12,481)

Basic and Diluted Income (Loss) Per Share:
Basic	$0.18	$0.87	$(0.16)
Diluted	0.18	0.85	(0.16)

Basic and Diluted Weighted Average Shares Outstanding:
Basic	92,537	76,478	75,676
Diluted	94,935	79,859	75,676
See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003

Operating Activities
Net income (loss)	$22,087	$67,596	$(12,481)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	110,342	102,230	107,370
Non-cash loss on early retirement of debt	22,543	2,985	—
Change in fair value of warrant liability	(8,860)	—	—
Deferred income taxes	13,538	(6,058)	(57,398)
Non-cash loss on derivatives	4,091	—	—
Minority interest in earnings (loss)	13,667	11,207	(8,617)
Equity in undistributed earnings	(6,941)	—	—
Amortization of unearned compensation	1,997	1,513	—
Term loan discount accretion	1,773	—	—
Recovery of product claim costs	—	(12,874)	—
Impairment of long-lived assets	—	—	53,091
Change in current assets and liabilities, net of acquisition:
Accounts receivable	(59,591)	27,647	(27,569)
Inventories	(45,579)	(11,352)	(354)
Accounts payable and customer prepayments	(60,136)	48,394	11,501
Other assets and liabilities, net	1,944	(19,782)	16,879

Net Cash Flows from Operating Activities	10,875	211,506	82,422

Investing Activities
Purchase of property, plant and equipment	(30,820)	(18,472)	(8,639)
Plant turnaround costs	(22,331)	(28,878)	(28,080)
Acquisition, net of cash acquired	—	(54,168)	—
Distributions received from unconsolidated affiliates	31,901	—	—
Restricted cash	(8,595)	—	—
Proceeds from the sale of property, plant and equipment	7,560	—	1,755
Other	—	966	(11,358)

Net Cash Flows used in Investing Activities	(22,285)	(100,552)	(46,322)

Financing Activities
Payments under borrowing arrangements	(125,167)	(70,854)	(200,142)
Preferred share dividends paid	(5,950)	—	—
Distributions to minority interests	(13,607)	(8,072)	(1,153)
Proceeds from exercise of stock options	142	447	68
Preferred share issuance, net of $4,200 issuance costs	—	115,800	—
Deferred financing costs	—	(2,598)	(8,581)
Issuance of long-term debt	—	—	202,000

Net Cash Flows used in Financing Activities	(144,582)	34,723	(7,808)

Effect of Exchange Rate Changes on Cash	8,560	787	563

Increase (Decrease) in Cash and Cash Equivalents	(147,432)	146,464	28,855

Cash and Cash Equivalents at Beginning of Year	233,798	87,334	58,479

Cash and Cash Equivalents at End of Year	$86,366	$233,798	$87,334

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows (continued)

		Year ended December 31,
	2005	2004	2003

Supplemental cash flow information:
Interest paid	$42,110	$50,455	$50,983
Income tax refunds received	11,933	—	—
Income taxes paid	1,526	1,123	4,297

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B preferred stock to common stock:
Common Stock	$2,066	$—	$—
Paid in Capital	$14,646	$—	$—
Consideration to fund acquisitions:
Common shares	$—	$135,750	$—
Series B preferred shares	$—	$17,269	$—
Assumed debt	$—	$125,000	$—
Stock Incentive Plan	$5,020	$2,908	$608
See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Common Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Compensation	Deficit	Total	Income

January 1, 2003	76,920	$128,654	$555,167	$(63,668)	$—	$(362,289)	$257,864

Comprehensive Income (Loss):
Net loss	—	—	—	—	—	(12,481)	(12,481)	$(12,481)
Foreign currency translation adjustments	—	—	—	27,631	—	—	27,631	27,631
Change in fair value of derivatives, net of taxes of $614	—	—	—	1	—	—	1	1
Minimum pension liability, net of taxes of $1,806	—	—	—	(8,560)	—	—	(8,560)	(8,560)

Comprehensive income								$6,591

Exercise of stock options, net	48	48	20	—	—	—	68
Stock Incentive Plan	595	266	342	—	—	—	608

December 31, 2003	77,563	128,968	555,529	(44,596)	—	(374,770)	265,131

Comprehensive Income (Loss):
Net income	—	—	—	—	—	67,596	67,596	$67,956
Foreign currency translation adjustments	—	—	—	25,216	—	—	25,216	25,216
Change in fair value of derivatives, net of taxes of $690	—	—	—	(23,286)	—	—	(23,286)	(23,286)
Minimum pension liability, net of taxes of $3,149	—	—	—	(13,328)	—	—	(13,328)	(13,328)

Comprehensive income								$56,198

Preferred share dividends	—	—	—	—	—	(1,029)	(1,029)
Issuance of common stock	14,995	14,995	120,755	—	—	—	135,750
Exercise of stock options	198	198	249	—	—	—	447
Restricted stock	238	370	5,106	—	(4,081)	—	1,395
Amortization of unearned compensation	—	—	—	—	1,513	—	1,513

December 31, 2004	92,994	144,531	681,639	(55,994)	(2,568)	(308,203)	459,405

Comprehensive Income (Loss):
Net income	—	—	—	—	—	22,087	22,087	$22,087
Foreign currency translation adjustments	—	—	—	(23,387)	—	—	(23,387)	(23,387)
Change in fair value of derivatives, net of taxes of $2,861	—	—	—	14,198	—	—	14,198	14,198
Minimum pension liability, net of taxes of $5,015	—	—	—	(4,960)	—	—	(4,960)	(4,960)

Comprehensive income								$7,938

Preferred share dividends	—	—	—	—	—	(5,134)	(5,134)
Conversion of preferred shares	2,066	2,066	14,646	—	—	—	16,712
Reclassification of warrant liability	—	—	12,240	—	—	—	12,240
Exercise of stock options	39	39	103	—	—	—	142
Restricted stock	72	358	4,043	—	(4,798)	—	(397)
Amortization of unearned compensation	—	—	—	—	1,997	—	1,997

December 31, 2005	95,171	$146,994	$712,671	$(70,143)	$(5,369)	$(291,250)	$492,903

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
Foreign exchange: Results of operations for the foreign subsidiaries are translated using average currency exchange rates during the period; assets and liabilities are translated using period-end rates. Resulting translation adjustments are recorded as foreign currency translation adjustments in accumulated other comprehensive income (loss) in stockholders’ equity.
Cash and cash equivalents: Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less.
Restricted cash: Restricted cash consists of cash and cash equivalents that have been pledged as collateral on outstanding debt. The restrictions on the balances lapse with the payments for qualified expenditures at the Verdigris, Oklahoma facility.
Inventories: Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in, first-out method. The Company performs a monthly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.
The Company allocates fixed production overhead costs based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.
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
Amortization expense related to plant turnarounds of $27.6 million, $24.1 million and $29.0 million was recorded for the years ended December 31, 2005, 2004 and 2003, respectively.

Equity investments: Equity investments are carried at original cost adjusted for the Company’s proportionate share of the investees’ income, losses and distributions. The Company periodically assesses the carrying value of its equity investments and records a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists.
Intangible assets: The Company’s intangible asset has a finite useful life and is amortized using the straight-line method over the estimated useful life of five years. The Company monitors its intangible asset and records an impairment loss on the intangible asset when circumstances indicate that the carrying amount is not recoverable and that the carrying amount exceeds its fair value.
During 2005, the Company recorded $1.9 million of amortization expense. The estimated intangible asset amortization expense is $1.9 million annually for 2006 through 2009.
Debt issuance costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the straight-line method.
Impairment of long-lived assets: The Company reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the carrying amount of its asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying value of the asset. Future cash flows include estimates of production levels, pricing of the Company’s products, costs of natural gas and capital expenditures. If the assets are impaired, a calculation of fair value is performed; if the fair value is less than the carrying value of the assets, the assets are reduced to their fair value.
Derivatives and financial instruments: The Company enters into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs, to manage the prices of its nitrogen products and to manage foreign currency risk. The Company reports the fair value of the derivatives on its balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in cost of sales in the period the offsetting hedged transaction occurs. If an instrument is settled early, any gains or losses are immediately recognized in cost of sales.
Revenue recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable.
Revenues are primarily comprised of sales of the Company’s nitrogen- and methanol-based products, including any realized hedging gains or losses related to nitrogen product derivatives, and are reduced by estimated discounts and trade allowances. Revenues include amounts related to shipping and handling charges to the Company’s customers.
Cost of sales and hedging transactions: Costs of sales are primarily related to manufacturing costs related to the Company’s nitrogen- and methanol-based products, including any realized hedging gains or losses related to natural gas derivatives. Costs of sales include amounts related to shipping and handling charges to the Company’s customers.
Share-based compensation: The Company accounts for stock options using the intrinsic value method. No compensation cost has been recognized for options granted under any of the Company’s share-based compensation plans. The Company accounts for certain nonvested restricted grants as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. The Company accounts for certain nonvested restricted grants as variable-plan awards since the aggregate number of awards to be issued is not known. The Company evaluates these awards each period for determining compensation cost. Compensation cost related to all nonvested restricted stock grants is measured as the difference between the market price of the Company’s common stock at the grant date and the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized on a straight-line basis to expense over the grant’s vesting period. The pro forma impact on basic income and diluted income per share of accounting for share-based compensation using the fair value method required by Statement of Financial Accounting Standards (SFAS) No. 123 was:

(in thousands, except per-share data)	2005	2004	2003

Income (loss) available to common shareholders, as reported	$16,953	$66,567	$(12,481)
Add: Share based employee compensation expense included in reported income, net of related tax effects	1,218	1,205	1,224
Deduct: Share based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,218)	(1,205)	(1,224)

Pro forma income (loss) available to common shareholders	$16,953	$66,567	$(12,481)

Earnings (loss) per share:
Basic – as reported	$0.18	$0.87	$(0.16)
Basic – pro forma	0.18	0.87	(0.16)

Diluted – as reported	$0.18	$0.85	$(0.16)
Diluted – pro forma	0.18	0.85	(0.16)
Per share results: Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including convertible preferred shares, common stock options, restricted stock and common stock warrants.
Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant areas requiring the use of management’s estimates relate to assumptions used to calculate pension and other post-retirement benefits costs, valuation allowance for deferred tax assets, future cash flows from long-lived assets and the useful lives utilized for depreciation, amortization and accretion calculations. Actual results could differ from those estimates.
Recently issued accounting standards: In October 2004, The American Jobs Creation Act of 2004 (the Job Act) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued their staff position, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” Statement of Financial Accounting Standards (“SFAS”) 109-2. SFAS 109-2 allows companies additional time to evaluate the impact of the law and to record the tax effect of repatriation over several interim periods as they complete their assessment of repatriating all or a portion of these unremitted earnings. The Company does not plan to reinvest or repatriate any foreign earnings as a result of the Job Act.
In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for the Company’s first quarter of fiscal 2006. The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards and will recognize compensation cost on a straight-line basis over its awards’ vesting periods. The adoption of SFAS 123R will not have a material impact on the Company’s results of operation. However, uncertainties, including the Company’s future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS 123 pro forma disclosed in the notes to Consolidated Financial Statements.
In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal 2006. The Company does not expect the adoption of SFAS 153 to have a material impact on results of operation or financial condition.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007.
In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception (of a lease, collectively referred to as subsequently acquired leasehold improvement). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company does not believe the adoption of EITF 05-06 will affect its results of operations and financial conditions in fiscal 2006.
In March 2005, the FASB issued SFAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 on December 31, 2005 and the adoption has not had a material affect on the Company’s financial statements.
In July 2005, the FASB issued proposed guidance concerning the accounting for uncertain tax positions. The proposal would require that an uncertain tax position meet a probable recognition threshold based on the merits of the position in order for the benefit to be recognized in the financial statements. The proposal also addresses the accrual of interest and penalties related to tax uncertainties and the classification of liabilities on the balance sheet. If implemented in its present form, the Company does not expect the adoption to have a material impact on the results of operations or financial condition.
2. Acquisition
On December 21, 2004, Terra acquired Mississippi Chemical Corporation (“MCC”) for a purchase price valued at $213.5 million consisting of 15 million common shares, 172,690 Series B preferred shares and cash of $54.2 million, including costs directly related to the acquisition. MCC manufactured nitrogen-based fertilizers and industrial use products; had a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production plant in Trinidad; and had a 50% interest in an ammonia storage joint venture located in Houston, Texas. These equity investments were acquired by the Company with the purchase of MCC. In connection with the acquisition, Terra assumed $125.0 million of MCC long-term debt and $34.1 million of unfunded pension liabilities.

The following table summarizes the fair market values of the assets acquired and the liabilities assumed at the acquisition date and subsequently adjusted to the final purchase price allocation:

	Preliminary Purchase Price		Final
	Allocation as Reported		Purchase
	in December 31, 2004		Price
(in thousands)	Annual Report	Adjustments	Allocation

Current assets	$97,278	$1,899	$99,177
Property, plant and equipment	124,528	16,427	140,955
Equity investments	213,300	(11,780)	201,520
Other assets	—	3,464	3,464
Intangible assets	15,550	(6,142)	9,408

Total assets acquired	450,656	3,868	454,524

Current liabilities	37,169	—	37,169
Long-term debt and warrants	125,000	—	125,000
Pension and other long-term liabilities	36,314	—	36,314
Deferred income taxes	41,574	953	42,527

Total liabilities assumed	240,057	953	241,010

Net Assets acquired	$210,599	$2,915	$213,514

Intangible assets acquired represent customer relationships that will be amortized on a straight-line basis over a period of approximately five years. The useful life of five years for the customer base intangible asset was based on management’s forecasts of customer turnover.
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
The pro forma operating results were adjusted to include depreciation of the fair value of acquired assets based on estimated useful lives at the acquisition dates, amortization of intangible assets, interest expense on acquisition borrowings, the issuance of common stock and the effect of income taxes. Pro forma operating results were also adjusted to exclude MCC discontinued operations as well as reorganization expenses and gains on the extinguishment of pre-petition liabilities in connection with MCC’s emergence from Chapter 11.

The pro forma information listed above does not purport to be indicative of the results that would have been obtained if the operations were combined during the above periods, and is not intended to be a projection of future operating results or trends.
3. Earnings Per Share
Basic income per share data is based on the weighted-average number of common shares outstanding during the period. Diluted income per share data is based on the weighted average number of common shares outstanding and the effect of all dilutive potential common shares including stock options, restricted shares, convertible preferred shares and common stock warrants. Nonvested restricted stock carries dividend and voting rights, but is not involved in the weighted average number of common shares outstanding used to compute basic income per share.
The following table provides a reconciliation between basic and diluted income per share for the year ended December 31, 2005, 2004 and 2003.

(in thousands, except per-share data)	2005	2004	2003

Basic income (loss) per share computation:
Income (loss) from continuing operations	$22,087	$67,596	$(12,481)
Less: Preferred share dividends	(5,134)	(1,029)	—

Income (loss) available to common shareholders	16,953	66,567	(12,481)
Weighted average shares outstanding	92,537	76,478	75,676

Basic income (loss) per common share	$0.18	$0.87	$(0.16)

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$16,953	$66,567	$(12,481)
Add: Preferred share dividends	—	1,029	—

Income (loss) available to common shareholders and
assumed conversions	$16,953	$67,596	$(12,481)

Weighted average shares outstanding	92,537	76,478	75,676
Add incremental shares from assumed conversions:
Preferred Shares	1,048	2,423	—
Restricted stock	577	750	—
Common stock options	179	208	—
Common stock warrants	594	—	—

Dilutive potential common shares	94,935	79,859	75,676

Diluted income (loss) per potential common share	$0.18	$0.85	$(0.16)

Common stock options totaling 0.1 million, 0.1 million and 0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of those options exceeded the average market price of Terra’s stock for the respective periods, and the effect of their inclusion would be antidilutive.
Preferred shares of 0.1 million were excluded from the December 31, 2005 computation of diluted earnings per share. These preferred shares were antidilutive using the if-converted method.

4. Inventories
Inventories consisted of the following at December 31:

(in thousands)	2005	2004

Raw materials	$22,487	$22,891
Supplies	55,647	53,612
Finished goods	112,180	72,305

Total	$190,314	$148,808

Inventory is valued at actual first in-first out cost. Costs include raw materials, labor and overhead.
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31:

(in thousands)	2005	2004

Land	$16,086	$29,981
Buildings and improvements	62,937	52,280
Plant and equipment	1,339,799	1,350,433
Construction in progress	27,510	15,346

	1,446,332	1,448,040
Less accumulated depreciation and amortization	(712,796)	(650,062)

Total	$733,536	$797,978

6. Equity Investments
Terra’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in PLNL, an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2, located in Verdigris, Oklahoma which produces CO2 at Terra’s plant. As of December 31, 2005, the Point Lisas Nitrogen Limited investment is considered significant as defined by applicable SEC regulations. These investments amounted to $183.9 million and $215.9 million at December 31, 2005 and 2004, respectively.

The combined results of operations and financial position of the Terra’s equity basis investments are summarized below:

(in thousands)	2005	2004

Condensed income statement information:
Net sales	$181,818	$6,664

Net income	$62,723	$1,788

Terra’s equity in net income of affiliates	$31,362	$893

Condensed balance sheet information:
Current assets	$78,711	$60,747
Long-lived assets	194,548	251,488

Total assets	$273,259	$312,235

Current liabilities	$37,804	$15,221
Long-term liabilities	75	527
Equity	235,380	296,487

Total liabilities and equity	$273,259	$312,235

The carrying value of these investments at December 31, 2005 was $66.2 million more than Terra’s share of the equity method investments’ book value. The excess fair value assigned at the acquisition date is attributable primarily to fixed asset values and will be amortized over a period of approximately 15 years.
The Company has transactions in the normal course of business with PLNL, whereby the Company is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the twelve-month period ended December 31, 2005, the Company purchased approximately $87.0 million of ammonia from PLNL. As of December 31, 2005, PLNL made cash distributions to its shareholders, of which the Company’s portion was $43.8 million for the 12-month period.
7. Current Maturities of Long-Term Debt and Capital Lease Obligations
Debt due within one year consisted of the following at December 31:

(in thousands)	2005	2004

Current maturities of long-term debt and capital lease obligations	$38	$167

The Company has revolving credit facilities totaling $200 million that expire June 30, 2008. The revolving credit facility is secured by substantially all of the assets of the Company other than the assets collateralizing the Senior Secured Notes. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. As of December 31, 2005, the Company had borrowing availability of $192.9 million. These facilities include $50 million only available for the use of TNCLP, one of the Company’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at the

Company’s option, a London Interbank Offered Rate (LIBOR). At December 31, 2005, the LIBOR rate was 4.39%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margin for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at December 31, 2005. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.
At December 31, 2005, the Company had no outstanding revolving credit borrowings and $15.6 million in outstanding letters of credit. The $15.6 million in outstanding letters of credit reduced the Company’s borrowing availability to $177.3 million at December 31, 2005. The credit facilities require that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If the Company’s borrowing availability falls below $60 million, the Company is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.
8. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at December 31:

(in thousands)	2005	2004

Derivative contracts	$25,576	$16,852
Warrants issued in conjunction with acquisition	—	21,100
Payroll and benefit costs	12,381	19,208
Pension liabilities	8,326	9,641
Deferred taxes	—	5,133
Accrued interest	6,737	7,044
Deferred revenue	5,224	4,779
Other	26,752	21,091

Total	$84,996	$104,848

9. Other Liabilities
Other liabilities consisted of the following at December 31:

(in thousands)	2005	2004

Long-term medical and closed facilities reserve	$24,415	$25,356
Post retirement benefits	4,844	7,161
Deferred revenue	10,285	15,355
Other	1,776	—

Total	$41,320	$47,872

10. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following at December 31:

(in thousands)	2005	2004

Senior Secured Notes, 12.875%, due 2008	$200,000	$200,000
Term loan, due 2008, net of $24.1 million unamortized discount	—	103,900
Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	131,300
Other	38	205

	331,338	435,405
Less current maturities	38	167

Total long-term debt	$331,300	$435,238

In connection with the December 2004 acquisition of MCC, the Company assumed obligations due under MCC’s $125.0 million bank term loan and provided the debt holders five-year warrants to purchase Terra’s common shares. The warrants were valued at $21.1 million, which was treated at a discount to the par value of the debt. During 2005, the Company repaid the $125 million term loan.
In March 2005, the Company repaid $50.0 million of the term loan. The discounted book value of debt prior to repayment was $41.9 million. As a result, the Company recognized a loss on the repayment of $8.1 million and other related prepayment charges of $2.7 million during the first quarter of 2005. In June 2005, the Company repaid the remaining $75.0 million of the term loan. The discounted book value of the debt prior to repayment was $63.7 million. As a result, the Company recognized a loss on the repayment of $11.3 million and other prepayment charges of $5.1 million during the second quarter of 2005.
During 2003, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $202 million of 11.5% Second Priority Senior Secured Notes due June 1, 2010. The notes were priced at 99.402% to yield 11.625% and are unconditionally guaranteed by the Company and its U.S. subsidiaries. Part of the proceeds were used to repay existing debt. The Company redeemed $70.7 million of the 2010 notes during 2004. These notes and guarantees are secured by a second priority security interest in all domestic inventory, domestic accounts receivable, intellectual property of Terra Industries Inc. and its domestic subsidiaries and certain subsidiary capital stock. The security interest is second in priority to a first priority security interest in the same assets in favor of the lenders under the Company’s revolving credit facility and is shared equally and ratably with the Company’s outstanding 12.875% Senior Secured Notes due 2008. The Indenture governing these notes contains covenants that limit, among other things, the Company’s ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital, Inc. or any guarantor), use assets as security in other transactions, sell any of the Company’s principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by the Company’s restricted subsidiaries to the Company, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of the Company’s assets or merge with or into other companies, and reduce the Company’s insurance coverage. In addition, the Company is obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.
On October 10, 2001, TCAPI issued $200 million of 12.875% Senior Secured Notes due in 2008. The notes were priced at 99.43% to yield 13%. The proceeds were used to repay existing debt. The notes are secured by a first priority interest in ownership or leasehold interest in substantially all real property, machinery and equipment owned or leased by TCAPI and the guaranteeing subsidiaries, the limited partnership’s interest in Terra Nitrogen Company, L.P. (“TNCLP”) owned by TCAPI and the guaranteeing subsidiaries, and certain intercompany notes issued to TCAPI by non-guaranteeing subsidiaries. Payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Terra Industries Inc. (“Parent”) and certain of its U.S. subsidiaries (“the Guarantor Subsidiaries”). Terra Nitrogen, Limited Partnership, TNCLP, the general partner of TNCLP and the Parent’s foreign subsidiaries do not guarantee the notes (see Note 22—Guarantor Subsidiaries for condensed consolidating financial information). The Parents’ ability to receive dividends from its subsidiaries is limited by the revolving credit facility to amounts required for the funding of operating expenses and debt service (not to exceed $40 million per year), income tax payments on the earnings of TCAPI and its subsidiaries and liabilities associated with discontinued operations (not to exceed $5 million per year). The Indenture governing the Senior Secured Notes consists of covenants that limit, among other things, the Company’s ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital or any guarantor), use assets as security in other transactions, sell any of the Company’s principle production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by the Company’s restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of the Company’s assets or merge with or into other companies, and reduce the Company’s insurance coverage. In addition, the Company is obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.
Scheduled principal payments of the Company’s long-term debt and capital leases are:

		Second Priority
	Senior Secured	Senior Secured	Capital
Year Ended	Notes	Notes	Leases	Total

(in thousands)
2006	$—	$—	$38	$38
2007	—	—	—	—
2008	200,000	—	—	200,000
2009	—	—	—	—
2010	—	131,300	—	131,300

	$200,000	$131,300	$38	$331,338

11. Commitments and Contingencies
The Company is committed to various non-cancelable operating leases for equipment, railcars and production, office and storage facilities expiring on various dates through 2017.

Total minimum rental payments are as follows:

(in thousands)

2006	$21,085
2007	18,721
2008	15,460
2009	13,260
2010	11,528
2011 and thereafter	11,717

Net minimum lease payments	$91,771

Total rental expense under all leases, including short-term cancelable operating leases, was $17.5 million, $14.5 million and $16.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company has a contractual agreement to purchase one-half of the ammonia produced by Point Lisas Nitrogen Limited, the Company’s 50-50 joint venture ammonia plant located in Trinidad. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. Assuming the Company purchases 360,000 short tons per year at the December 2005 average price paid, the annual purchase obligation would be $112.6 million. The contract expires in October 2018.
The Company has entered into a commitment to purchase nitrogen at one of its manufacturing plants. The purchase commitment requires the Company to purchase nitrogen through 2014 at an annual cost of $1.1 million.
The Company has committed to purchasing various services and products relating to operations. The total commitment relating to these services and products was approximately $187.2 million at December 31, 2005. These commitments include open purchase orders, inventory purchase commitments and firm utility and natural gas commitments.
The Company is liable for retiree medical benefits of employees of coal mining operations sold in 1993, under the Coal Industry Retiree Health Benefit Act of 1992, which mandated liability for certain retiree medical benefits for union coal miners. The Company has provided reserves adequate to cover the estimated present-value of these liabilities at December 31, 2005.
The Company’s long-term medical and closed facilities reserve at December 31, 2005, includes $24.4 million for expected future payments for the coal operation’s retirees and other former employees. The Company may recover a portion of these payments through its rights in bankruptcy against Harman Coal Company (a former coal subsidiary), and subject to damages received by Harman Coal Company through its on-going litigation with Massey Energy Company. No provision for such recoveries has been made in the Company’s financial statements.
FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has certain facilities that contain asbestos insulation around certain piping and heated surfaces. The asbestos insulation is in adequate condition to prevent leakage and can remain in place as long as the facility is operated or remains assembled. The Company plans to maintain the facilities in an adequate condition to prevent leakage through its standard repair and maintenance activities. The Company has not recorded a liability relating to the asbestos insulation, as management believes that it is not possible to reasonably estimate a settlement date for asbestos insulation removal because the facilities have an indeterminate life.
The Company is required to dismantle its operations at the Beaumont, Texas site at the termination of its lease in 2090. In accordance with FIN 47, the Company has estimated the costs associated with dismantling its operations. The Company has applied the guidance of SFAS 143, “Accounting for Asset Retirement Obligations” to these estimated costs to determine that the present value of the retirement obligation is not significant. The Company has not recorded a liability relating to this obligation.
The Company is involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of the Company’s operations, financial position or net cash flows.
12. Preferred Shares
The components of preferred shares outstanding at December 31:

	2005		2004
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	120,000	$115,800	120,000	$115,800

Series B Preferred Shares (750,000 shares authorized, $100 per share liquidation value)	—	—	172,690	17,269

Total		$115,800		$133,069

During the 2004 fourth quarter, the Company issued 120,000 shares of cumulative convertible perpetual Series A preferred shares with a liquidation value of $1,000 per share for net proceeds of $115.8 million. Cumulative dividends of $10.625 per share are payable quarterly. The Series A preferred shares are not redeemable, but are convertible into the Company’s common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A shares may automatically be converted to common shares after December 20, 2009 if the closing price for the Company’s common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to the Company’s capital structure, including a change of control, merger, or sale of the Company, holders of the Series A preferred shares may require the Company to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. The Company also has the right, under certain conditions, to require holders of the Series A preferred shares to exchange their shares for convertible subordinated debentures with similar terms.

In connection with the acquisition of Mississippi Chemical Corporation on December 21, 2004, Terra issued 172,690 Series B preferred shares with a liquidation value of $100 per share. During the third quarter of 2005, the Company converted the Series B preferred shares to common stock.
13. Derivative Financial Instruments
Terra manages risk using derivative financial instruments for (a) changes in natural gas supply prices; (b) interest rate fluctuations; (c) changes in nitrogen prices; and (d) currency. Derivative financial instruments have credit risk and market risk.
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
Terra classifies a derivative financial instrument as a hedge if all of the following conditions are met:
1.	The item to be hedged must expose Terra to currency, interest or price risk.

2.	It must be probable that the results of the hedge position substantially offset the effects of currency, interest or price changes on the hedged item (i.e., there is a high correlation between the hedge position and changes in market value of the hedge item).

3.	The derivative financial instrument must be designated as a hedge of the item at the inception of the hedge.
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
The following summarizes the net position of open natural gas derivatives at December 31, 2005 and 2004:

	2005		2004
	Contract	Unrealized	Contract	Unrealized
(in thousands)	MMBtu	Gain (Loss)	MMBtu	Gain (loss)

Swaps	17,621	$10,630	27,715	$(14,769)
Basis swaps	8,410	(7,389)	8,410	85
Put options	7,160	(1,812)	12,630	(5,252)
Sold call options	6,540	(10,222)	12,630	3,107
Purchased call options	2,700	(3,268)	—	—

		$(12,061)		$(16,829)

Certain derivatives outstanding at December 31, 2005 and 2004, which settled on January 1, 2006 and 2005, respectively, are included in the net unrealized gain (loss) in the table above. The January 1, 2006 derivatives settled for an approximate $4.9 million loss. The January 1, 2005 derivatives settled for an approximate $3.9 million loss.
Gains and losses on settlement of these contracts and premium payments on option contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) and credited or charged to cost of sales in the month in which the hedged transaction closes. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions’ fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices.
The following table sets forth the components of these positions carried in accumulated other comprehensive income (loss) at December 31, 2005 and 2004:

(in thousands)	2005	2004

Unrealized losses of open positions	$(12,061)	$(16,829)
Ineffective position charged to cost of sales	4,091	—
Income tax benefit (provision)	2,861	(2,478)

Other comprehensive loss	$(5,109)	$(19,307)

Compared with spot prices, natural gas hedging activities increased Terra’s 2005 natural gas costs by $0.7 million and decreased 2004 natural gas costs by $19.4 million.

The activity to accumulated other comprehensive (income) loss, net of income taxes, relating to a current period hedging transactions for the year ended December 31, 2005 and 2004 are:

(in thousands)	2005	2004

Beginning accumulated gain (loss)	$(19,307)	$3,979
Reclassification into earnings	3,059	(7,244)
Net change associated with current period hedging transactions	11,139	(16,042)

Ending accumulated gain (loss)	$(5,109)	$(19,307)

Approximately $5.1 million of the accumulated loss at December 31, 2005 will be reclassified into earnings during 2006.
At times, the Company also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At December 31, 2005, the Company had no open swap contracts relating to nitrogen solutions. The nitrogen solution contracts do not qualify for hedged treatment due to inadequate trading history to demonstrate effectiveness. Consequently, the contracts are marked-to-market and unrealized gains or losses are reflected in cost of sales in the statement of operations. For the year ending December 31, 2005, 2004 and 2003, the Company recognized losses of $2.2 million, $8.2 million and $5.4 million, respectively, on these forward derivative instruments.
14. Financial Instruments and Concentrations of Credit Risk
The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments at December 31, 2005 and 2004. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2004
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

Financial Assets
Cash and short-term investments	$86.4	$86.4	$233.8	$233.8
Receivables	206.4	206.4	150.3	150.3
Equity and other investments	183.9	183.9	215.9	215.9
Financial liabilities
Long-term debt	331.3	322.7	435.2	455.4
Preferred shares	115.8	102.6	133.1	133.1

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments.

•	Equity and other investments: Investments in untraded companies are valued on the basis of management’s estimates and, when available, comparisons with similar companies whose shares are publicly traded.

•	Short-term borrowings and long-term debt: The fair value of Terra’s short-term borrowings and long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.

•	Preferred shares: Preferred shares are valued on the basis of market quotes, when available and management estimates based on comparisons with similar instruments that are publicly traded.
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
Financial Instruments: At December 31, 2005, Terra had letters of credit outstanding totaling $15.6 million, guaranteeing various insurance and financing activities.
15. Common Stockholders’ Equity
Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. At December 31, 2005, 2.6 million common shares were reserved for issuance upon award of restricted shares and exercise of employee stock options.
During 2004 and in connection with the MCC acquisition, Terra issued warrants to purchase 4.0 million of its common shares at $5.48 per share. These warrants were valued at $21.1 million at the MCC closing. At December 31, 2004, the value of the warrants was carried as a current liability pending shareholder approval to issue the underlying shares. During 2005, shareholders approved the issuance of the underlying shares and the warrant value was reclassified to common stockholders’ equity.
As of December 31, 2004, Terra authorized 16,500,000 Trust Shares for issuance. There were no Trust Shares outstanding at December 31, 2004. During 2005, the Company retired all Trust Shares that had been authorized.
16. Share-Based Compensation
The Company sponsors three share-based compensation plans – the Inspiration Resources Corporation 1992 Stock Incentive Plan (the “1992 Plan”), the Terra Industries Inc. 1997 Stock Incentive Plan (the “1997 Plan”) and the Terra Industries Inc. Stock Incentive Plan of 2002 (the “2002 Plan”). Upon the adoption of the 2002 Plan, the Company no longer issues share-based awards from the 1992 Plan or the 1997 Plan, however, approximately 592,000 authorized shares have been reserved for awards that were issued prior to the adoption of the 2002 plan. As of December 31, 2005, there were approximately 4,092,000 shares of common stock authorized for issuance under the plans, including approximately 3,500,000, 559,000 and 33,000 authorized for the 2002 Plan, 1997 Plan and 1992 Plan, respectively. Shares for approximately 1,457,000 and 2,635,000 were available and reserved, respectively, for share-based compensation grants as of December 31, 2005.
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
During 2005, 301,000 shares of restricted stock were issued to directors and officers with a weighted average fair value of $8.37 per share. During 2005, 298,000 shares with a weighted average fair value of $8.40 per share were granted to officers under a performance plan over a three-year performance period. Under this plan, officers may receive 0% to 200% of the shares awarded based on operating results through the fourth quarter of 2007. There were no other share-based awards granted during these periods.
There were 365,000 shares of restricted stock with a weighted average fair value of $5.99 per share issued during 2004. There were 684,000 shares of restricted stock with a weighted average fair value of $1.46 per share issued during 2003.
The Company accounts for stock options using the intrinsic value method. Accordingly, no compensation cost has been recognized for options granted under any of the Company’s share-based compensation plans. The Company accounts for certain nonvested restricted grants as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. The Company accounts for certain nonvested restricted grants as variable-plan awards since the aggregate number of awards to be issued is not known. The Company evaluates these awards each period for determining compensation cost. Compensation cost related to the all nonvested restricted stock grants is measured as the difference between the market price of the Company’s common stock at the grant date and the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized on a straight-line basis to expense over the grant’s vesting period. Compensation expense related to share-based awards was $2.0 million, $1.2 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
A summary of Terra’s stock-based compensation activity related to stock options for the years ended December 31 follows:

(options in thousands)
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding— beginning of year	660	$5.51	930	$4.72	1,657	$5.28
Expired/terminated	29	13.20	72	4.29	679	6.32
Exercised	39	4.12	198	2.26	48	1.43

Outstanding—end of year	592	$5.24	660	$5.51	930	$4.72

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

(options in thousands)
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$ 1.43-$3.88	494	3.0	$3.74	494	$3.74
7.81-7.81	6	2.6	7.81	6	7.81
12.13-14.75	92	1.6	13.04	92	13.04

Total	592	2.8	$5.24	592	$5.24

No options were granted during 2005, 2004 and 2003.
17. Retirement Benefit Plans
The Company maintains defined benefit pension plans that cover certain salaried and hourly employees. Benefits are based on a pay formula. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. The Company also has certain non-qualified pension plans covering executives, which are unfunded. The Company accrues pension costs based upon annual independent actuarial valuations for each plan and funds these costs in accordance with statutory requirements.
The components of net periodic pension expense follow:

(in thousands)	2005	2004	2003

Service cost	$2,976	$2,731	$5,076
Interest cost	23,550	15,669	13,323
Expected return on plan assets	(21,575)	(12,280)	(13,024)
Amortization of prior service cost	(28)	21	38
Amortization of actuarial loss	5,632	4,889	6,007
Amortization of net assets	—	49	(114)
Termination charge	1,165	—	1,773

Pension expense	$11,720	$11,079	$13,079

The Company has defined benefit plans in the U.S., Canada and the U.K. The Company administers its plans to comply with the laws set forth by each country’s regulators.
In connection with the 2004 acquisition of MCC, the Company assumed the obligations of MCC’s pension plan, which increased pension projected benefit obligations by $125.9 million and increased pension plan assets by $91.8 million as of December 31, 2004.

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2005:

(in thousands)	U.S.	Canada	U.K.	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$253,932	$29,149	$144,988	$428,069
Service cost	2,078	898	—	2,976
Interest cost	14,196	1,854	7,499	23,549
Actuarial (gain) loss	10,506	6,008	12,753	29,267
Termination charge	—	—	1,165	1,165
Foreign currency exchange rate changes	—	1,460	(16,142)	(14,682)
Benefits paid	(13,612)	(732)	(1,489)	(15,833)

Projected benefit obligation—end of year	267,100	38,637	148,774	454,511

Change in Plan Assets
Fair value plan assets—beginning of year	162,415	25,443	101,287	289,145
Actual return on plan assets	16,332	3,008	10,497	29,837
Foreign currency exchange rate changes	—	1,173	(11,263)	(10,090)
Employer contribution	15,439	2,150	4,659	22,248
Benefits paid	(13,612)	(732)	(1,489)	(15,833)

Fair value plan assets—end of year	180,574	31,042	103,691	315,307

Funded Status	(86,526)	(7,595)	(45,083)	(139,204)
Unrecognized net actuarial loss	49,288	8,859	35,705	93,852
Unrecognized prior service cost	(355)	—	—	(355)
Contributions	170	—	—	170

Accrued benefit cost	$(37,423)	$1,264	$(9,378)	$(45,537)

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2004:

(in thousands)	U.S.	Canada	U.K.	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$118,246	$25,537	$116,473	$260,256
Service cost	1,947	784	—	2,731
Interest cost	7,123	1,610	6,936	15,669
Actuarial (gain) loss	6,208	—	13,072	19,280
Prior service cost	(428)	—	—	(428)
Acquisitions	125,931	—	—	125,931
Foreign currency exchange rate changes	—	1,862	9,620	11,482
Benefits paid	(5,095)	(644)	(1,113)	(6,852)

Projected benefit obligation—end of year	253,932	29,149	144,988	428,069

Change in Plan Assets
Fair value plan assets—beginning of year	60,396	21,667	83,087	165,150
Actual return on plan assets	3,448	1,670	8,986	14,104
Foreign currency exchange rate changes	—	1,631	6,762	8,393
Employer contribution	11,857	1,119	3,558	16,534
Participants’ contributions	—	—	7	7
Acquisitions	91,809	—	—	91,809
Benefits paid	(5,095)	(644)	(1,113)	(6,852)

Fair value plan assets—end of year	162,415	25,443	101,287	289,145

Funded Status	(91,517)	(3,706)	(43,701)	(138,924)
Unrecognized net actuarial loss	44,672	3,869	33,405	81,946
Unrecognized prior service cost	(383)	—	—	(383)
Contributions	163	—	—	163

Accrued benefit cost	$(47,065)	$163	$(10,296)	$(57,198)

The amount recognized in the balance sheet for the plans described above are as follows:

(in thousands)	2005	2004

Accrued benefit cost	$46,974	$57,198
Accumulated other comprehensive loss	55,934	50,974
Deferred tax asset	27,279	22,265
Funding subsequent to valuation	(1,625)	(1,226)

Amount recognized	128,562	129,211
Less: current portion	(8,326)	(9,641)

Pension liabilities	$120,236	$119,570

The assumptions used to determine the actuarial present value of benefit obligations and pension expense during each of the years ended December 31 were as follows:

	2005	2004	2003

Weighted average discount rate	5.4%	5.7%	5.8%
Long-term per annum compensation increase	3.3%	3.5%	3.5%
Long-term return on plan assets	7.7%	7.7%	7.5%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company’s corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.
The Company selects a long-term rate of return of each of its plans individually. The Company consults with each of its three actuaries, as well as each of the fund’s money managers. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. While historical returns are taken into consideration, current market trends such as inflation and current equity and fixed income returns are also taken into consideration.
The percentage of the Fair Market Value of the total plan assets for each major asset category of the plan’s assets is as follows:

	September 30,
	2005	2004

Asset Allocation
Equities	56.4%	54.9%
Bonds	14.2%	36.0%
Cash equivalents	29.4%	9.1%

	100.0%	100.0%

The Company expects to contribute $8.3 million to its pension plans in 2006.
The expected benefits to be paid from the pension plan are as follows:

(in thousands)	Payments

Estimated Future Benefit Payments
2006	$16,758
2007	17,240
2008	17,739
2009	18,380
2010	19,123
2011-2015	114,553
The Company also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company’s contributions to these plans totaled $4.8 million in 2005, $1.5 million in 2004 and $1.5 million in 2003.

18. Post-Retirement Benefits
The Company provides health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. The plan is unfunded.
The following table indicates the components of the post-retirement medical benefits obligation included in the Company’s Consolidated Statements of Financial Position at December 31:

(in thousands)	2005	2004

Change in Benefit Obligation
Projected benefit obligation—beginning of year	$4,171	$2,986
Service cost	12	11
Interest cost	230	172
Participants’ contributions	222	238
Amendments	—	899
Actuarial (gain) loss	346	316
Foreign currency exchange rate changes	28	50
Benefits paid	(807)	(501)

Projected benefit obligation—end of year	4,202	4,171

Change in Plan Assets
Fair value plan assets—beginning of year	—	—
Employer contribution	585	263
Participants’ contributions	222	238
Benefits paid	(807)	(501)

Fair value plan assets—end of year	—	—

Funded Status	(4,202)	(4,171)
Unrecognized net actuarial gain	(220)	(536)
Unrecognized prior service cost	982	978
Employer contribution	138	60

Accrued benefit cost	$(3,302)	$(3,669)

Net periodic post-retirement medical benefit (income) expense consisted of the following components:

(in thousands)	2005	2004	2003

Service cost	$12	$11	$8
Interest cost	230	172	195
Amortization of prior service cost	44	(43)	(40)
Amortization of actuarial gain	(13)	(45)	(43)

Post-retirement medical benefit expense	$273	$95	$120

The Company limits its future obligation for post-retirement medical benefits by capping at 5% the annual rate of increase in the cost of claims it assumes under the plan. The weighted average discount rate used in determining the accumulated post-retirement medical benefit obligation was 5.63% in 2005, 5.83% in 2004 and 6.16% in 2003. The assumed annual health care cost trend rate was 5% in 2005, 2004 and 2003. The impact on the benefit obligation of a 1% increase in the assumed health care cost trend rate would be approximately $0.1 million while a 1% decline in the rate would decrease the benefit obligation by approximately $0.4 million.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The subsidy is based on approximately 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000. The effects of the subsidy were factored into the 2005 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $0.6 million and has been reflected as an actuarial gain.
Future benefit payments expected to be paid for post-retirement medical benefits are as follows:

(in thousands)	Payments

Estimated Future Benefit Payments
2006	$334
2007	315
2008	283
2009	280
2010	252
2011-2015	1,721
19. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. Terra’s accumulated other comprehensive income (loss) is comprised of (a) adjustments that result from translation of Terra’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in Terra’s financial statements, (c) the offset to the fair value of derivative assets and liabilities (that qualify as hedged relationships) recorded on the balance sheet, and (d) minimum pension liability adjustments.

The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2005 and 2004 are:

	Foreign
	Currency		Minimum
	Translation	Fair Value of	Pension
(in thousands)	Adjustment	Derivatives	Liability	Total

Balance December 31, 2003	$(10,929)	$3,979	$(37,646)	$(44,596)
Change in foreign currency translation adjustment	25,216	—	—	25,216
Reclassification to earnings	—	(7,244)	—	(7,244)
Change in fair value of derivatives	—	(16,042)	—	(16,042)
Change in minimum pension liabilities	—	—	(13,328)	(13,328)

Balance December 31, 2004	14,287	(19,307)	(50,974)	(55,994)

Change in foreign currency translation adjustment	(23,387)	—	—	(23,387)
Reclassification to earnings	—	3,059	—	19,307
Change in fair value of derivatives	—	11,139	—	(5,109)
Change in minimum pension liabilities	—	—	(4,960)	(4,960)

Balance December 31, 2005	$(9,100)	$(5,109)	$(55,934)	$(70,143)

20. Income Taxes
Components of the income tax provision (benefit) applicable to continuing operations are as follows:

(in thousands)	2005	2004	2003

Current:
Federal	$—	$—	$—
Foreign	679	1,058	398
State	—	—	—

	679	1,058	398

Deferred:
Federal	4,196	2,570	(79,400)
Foreign	9,102	(8,628)	22,002
State	240	—	—

	13,538	(6,058)	(57,398)

Total income tax provision (benefit)	$14,217	$(5,000)	$(57,000)

The following table reconciles the income tax provision (benefit) per the Consolidated Statements of Operations to the federal statutory provision:

(in thousands)	2005	2004	2003

Income (loss) from continuing operations before taxes:
Domestic	$560	$(7,516)	$(100,117)
Foreign	35,744	70,112	30,636

	36,304	62,596	(69,481)

Statutory income tax provision (benefit):
Domestic	196	(2,631)	(34,915)
Foreign	11,057	21,934	9,785

	11,253	19,303	(25,130)

Reduction to foreign tax assessments and reserves	—	(27,877)	(36,421)
Foreign exchange gain (loss)	(1,302)	1,548	4,883
Debt repayment losses	7,807	—	—
Warrant fair value gain	(3,278)	—	—
Valuation reserve	964	2,460	840
Other	(1,227)	(434)	(1,172)

Income tax provision (benefit)	$14,217	$(5,000)	$(57,000)

The tax effect of net operating loss (NOL), tax credit carryforwards and significant temporary differences between reported and taxable earnings that gave rise to net deferred tax assets (liabilities) were as follows:

(in thousands)	2005	2004

Current deferred tax asset (liability)
Accrued liabilities	$1,944	$(5,061)
Inventory valuation	(1,019)	(72)
Unsettled derivative losses	1,341	—

Net current deferred tax asset (liability)	2,266	(5,133)

Non-current deferred tax liability
Depreciation	(188,977)	(213,753)
Investments in partnership	(7,235)	(5,127)
Investment in affiliates	(37,589)	(39,183)
Intangible asset	(2,785)	—
Unfunded employee benefits	13,117	10,465
Discontinued business costs	8,257	9,863
Valuation allowance	(61,728)	(56,490)
NOL, capital loss and tax credit carryforwards	180,548	212,954
Accumulated other comprehensive income	30,141	22,955
Other	254	92

Net noncurrent deferred tax liability	(65,997)	(58,224)

Net deferred tax liability	$(63,731)	$(63,357)

During 1996, after receiving a favorable ruling from Revenue Canada, Terra refreshed its tax basis in plants and equipment at its Canadian subsidiary by entering into a transaction with a Canadian subsidiary of Anglo American plc, resulting in a deferred tax asset. In 2000, Revenue Canada challenged the refreshed amount of this tax basis, and Terra established a reserve against the previously recorded tax asset. Terra contested Revenue Canada’s position and realized a reduction to the tax assessment during 2003 with a final settlement during 2004. In connection with the tax assessment reductions, final settlement of the issues and new company structure opportunities, Terra eliminated tax reserves of $27.9 million in 2004.
On December 20, 2004, Anglo American plc (“Anglo”), through its wholly-owned subsidiaries, completed sales of its interests in Terra. The sale of Anglo’s common shares resulted in a “change of control” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) for purposes of utilizing tax benefits from net operating loss carryforwards and certain other tax attributes available to the Company. As a result of the change of control, Terra will generally be limited to an annual loss carryforward utilization of $36.4 million. Consequently, realization of tax benefits from the Company’s operating loss carryforwards could be delayed by these limitations or could possibly be lost due to expiration of our carryforward periods beginning in 2018.
In October, The American Jobs Creation Act of 2004 (the Jobs Act) was signed into law. The Jobs Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. The Company did not reinvest or repatriate any foreign earnings as a result of the Jobs Act.
21. Industry Segment Data
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

The following summarizes additional information about Terra’s industry segments:

	Nitrogen
(in thousands)	Products	Methanol	Other	Total

2005
Revenues	$1,905,505	$31,347	$2,213	$1,939,065
Operating income (loss)	131,474	(14,089)	(3,689)	113,696
Total assets	1,298,289	102,811	122,525	1,523,625
Depreciation and amortization	90,638	10,993	8,711	110,342
Capital expenditures	29,967	59	794	30,820
Equity earnings	21,415	—	—	21,415
Equity investments	183,884	—	—	183,884
Minority interest in earnings	13,667	—	—	13,667

2004
Revenues	$1,320,142	$186,823	$2,145	$1,509,110
Operating income (loss)	138,745	1,479	(5,478)	134,746
Total assets	1,440,103	122,273	123,132	1,685,508
Depreciation and amortization	76,175	13,019	13,036	102,230
Capital expenditures	17,038	53	1,381	18,472
Equity earnings	442	—	—	442
Equity investments	215,939	—	—	215,939
Minority interest in earnings	11,207	—	—	11,207

2003
Revenues	$1,139,379	$209,870	$1,806	$1,351,055
Operating income (loss)	(19,370)	1,866	(6,056)	(23,560)
Total assets	898,437	157,187	69,438	1,125,062
Depreciation and amortization	80,246	13,242	13,882	107,370
Capital expenditures	6,708	1,571	360	8,639
Equity earnings	803	—	—	803
Equity investments	2,255	—	—	2,255
Minority interest in losses	(8,617)	—	—	(8,617)

The following summarizes geographic information about Terra:

	Revenues			Long-lived Assets
(in thousands)	2005	2004	2003	2005	2004	2003

United States	$1,464,375	$1,061,261	$983,936	$512,572	$570,031	$461,690
Canada	55,641	61,395	57,618	55,625	51,036	55,010
United Kingdom	419,049	386,454	309,501	219,045	257,520	251,105

	$1,939,065	$1,509,110	$1,351,055	$787,242	$878,587	$767,805

22. Guarantor Subsidiaries
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
Condensed consolidating financial information regarding the Parent, TCAPI, the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes (see Note 13 — Long-term Debt) for December 31, 2005, 2004 and 2003 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.
Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$11,508	$75,967	$7,486	$(1)	$94,961
Accounts receivable, net	—	1,563	54,486	150,357	1	206,407
Inventories	—	—	60,350	119,061	10,903	190,314
Other current assets	9,198	12,704	9,720	22,763	193	54,578

Total current assets	9,199	25,775	200,523	299,667	11,096	546,260

Property, plant and equipment, net	—	—	275,223	458,313	—	733,536
Equity investments	—	—	—	183,884	—	183,884
Deferred plant turnaround costs, intangible and other assets	—	10,861	7,299	42,139	(354)	59,945
Investments in and advances to (from) affiliates	747,233	536,937	1,358,920	618,155	(3,261,245)	—

Total Assets	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Liabilities
Debt due within one year	$—	$—	$26	$12	$—	$38
Accounts payable	210	—	48,501	77,152	—	125,863
Accrued and other liabilities	3,119	92,984	54,855	63,670	(76,719)	137,909

Total current liabilities	3,329	92,984	103,382	140,834	(76,719)	263,810

Long-term debt and capital Lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	—	70,088	(4,090)	65,998
Pension and other liabilities	148,793	—	11,173	1,591	(1)	161,556
Minority interest	—	18,049	74,209	—	—	92,258

Total liabilities and minority interest	152,122	442,333	188,764	212,513	(80,810)	914,922

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	146,994	—	73	49,709	(49,782)	146,994
Paid in capital	712,671	150,218	1,741,688	1,473,065	(3,364,971)	712,671
Accumulated other comprehensive income income (loss) and unearned compensation	(63,728)	—	—	5,232	(17,016)	(75,512)
Retrained earnings (deficit)	(307,427)	(18,978)	(88,560)	(138,361)	262,076	(291,250)

Total stockholders’ equity	488,510	131,240	1,653,201	1,389,645	(3,169,693)	492,903

Total liabilities and stockholders’ equity	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$576,993	$1,353,589	$1	$1,930,583
Other income, net	—	—	7,189	1,293	—	8,482

Total revenues	—	—	584,182	1,354,882	1	1,939,065

Cost and Expense
Cost of sales	—	3,510	603,372	1,242,991	(49,637)	1,800,236
Selling, general and administrative expenses	2,817	(8,183)	(4,425)	6,848	49,491	46,548
Equity in the (earnings) loss of subsidiaries	40,800	(209,743)	(89,609)	(79,915)	317,052	(21,415)

Total cost and expenses	43,617	(214,416)	509,338	1,169,924	316,906	1,825,369

Income (loss) from operations	(43,617)	214,416	74,844	184,958	(316,905)	113,696
Interest income	—	2,049	5,291	(612)	1,358	8,086
Interest expense	(1,860)	(44,843)	(16)	(6,758)	(1)	(53,478)
Loss on early retirement of debt	—	—	—	(27,193)	—	(27,193)
Change in fair value of warrant liability	8,860	—	—	—	—	8,860

Income (loss) before tax and minority interests	(36,617)	171,622	80,119	150,395	(315,548)	49,971
Income tax benefit (provision)	(4,435)	—	—	(9,782)	—	(14,217)
Minority interest	—	(2,679)	(10,989)	—	1	(13,667)

Net Income (Loss)	$(41,052)	$168,943	$69,130	$140,613	$(315,547)	$22,087

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(41,052)	$168,943	$69,130	$140,613	$(315,547)	$22,087
Non-cash loss on early retirement of debt	—	—	—	22,543	—	22,543
Change in fair value of warrant liability	(8,860)	—	—	—	—	(8,860)
Depreciation and amortization	—	—	43,506	64,838	1,998	110,342
Non-cash loss on derivatives	—	—	4,091	—	—	4,091
Deferred taxes	13,538	—	—	(5,400)	5,400	13,538
Minority interest in earnings (loss)	—	2,679	10,989	—	(1)	13,667
Equity earnings in excess of profit distributions	40,800	(209,743)	—	(79,915)	241,917	(6,941)
Amortization of unearned compensation	1,997	—	—	—	—	1,997
Term loan discount accretion	—	—	—	1,773	—	1,773
Change in operating assets and liabilities	11,645	147,075	(56,723)	(107,064)	(158,295)	(163,362)

Net Cash Flows from Operating Activities	18,068	108,954	70,993	37,388	(224,528)	10,875

Investing Activities
Purchase of property, plant and equipment	—	—	(3,331)	(27,489)	—	(30,820)
Plant turnaround costs	—	—	—	(22,331)	—	(22,331)
Distributions received from unconsolidated affiliates	—	—	—	31,901	—	31,901
Proceeds from the sale of property, plant and equipment	168	—	—	7,392	—	7,560
Restricted cash	—	—	(8,595)	—	—	(8,595)

Net Cash Flows from Investing Activities	168	—	(11,926)	(10,527)	—	(22,285)

Financing Activities
Payments under borrowing arrangements	—	—	(104)	(125,063)	—	(125,167)
Proceeds from exercise of stock options	142	—	—	—	—	142
Stock issuance	—	—	(9,190)	—	9,190	—
Change in investments and advances from (to) affiliates	(12,428)	(299,473)	—	239,000	72,901	—
Preferred share dividends paid	(5,950)	—	—	(133,875)	133,875	(5,950)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005 continued:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Distributions to minority interests	—	(2,664)	(10,944)	—	1	(13,607)

Net Cash Flows from Financing Activities	(18,236)	(302,137)	(20,238)	(19,938)	215,967	(144,582)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	8,560	8,560

Increase (Decrease) in Cash and Cash Equivalents	—	(193,183)	38,829	6,923	(1)	(147,432)

Cash and Cash Equivalents at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Cash Equivalents at End of Year	$1	$11,508	$67,372	$7,486	$(1)	$86,366

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2004:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$204,691	$28,543	$563	$—	$233,798
Accounts receivable	7	(75)	31,181	119,158	—	150,271
Inventories	60	—	32,243	116,504	1	148,808
Other current assets	1,520	21,149	9,540	26,888	(991)	58,106

Total current assets	1,588	225,765	101,507	263,113	(990)	590,983

Property, plant and equipment, net	—	—	306,020	499,170	(7,212)	797,978
Deferred plant turnaround costs, intangible and other assets	237	14,177	14,365	42,560	9,269	80,608
Equity investments	—	—	—	215,939	—	215,939
Investments in and advances to (from) affiliates	735,357	237,464	1,366,624	192,787	(2,532,232)	—

Total Assets	$737,182	$477,406	$1,788,516	$1,213,569	$(2,531,165)	$1,685,508

Liabilities
Debt due within one year	$—	$—	$104	$63	$—	$167
Accounts payable	515	1,600	26,385	94,218	(3,147)	119,571
Accrued and other liabilities	50,466	7,426	79,233	84,058	(988)	220,195

Total current liabilities	50,981	9,026	105,722	178,339	(4,135)	339,933

Long-term debt and capital lease obligations	—	331,300	26	103,912	—	435,238
Deferred income taxes	(19,322)	—	—	75,488	2,058	58,224
Pension and other liabilities	112,020	—	15,343	36,935	3,144	167,442
Minority interest	—	18,034	74,164	—	(1)	92,197

Total liabilities and minority interest	143,679	358,360	195,255	394,674	1,066	1,093,034

Preferred Shares	133,069	—	—	—	—	133,069

Stockholders’ Equity
Common stock	144,531	—	72	49,709	(49,781)	144,531
Paid in capital	681,639	150,218	1,750,879	892,400	(2,793,497)	681,639
Accumulated other comprehensive income (loss)	(55,994)	(52,994)	—	21,885	31,109	(55,994)
Unearned compensation	(2,568)	—	—	—	—	(2,568)

Retained earnings (deficit)	(307,174)	21,822	(157,690)	(145,099)	279,938	(308,203)

Total stockholders’ equity	460,434	119,046	1,593,261	818,895	(2,532,231)	459,405

Total liabilities and stockholders’ equity	$737,182	$477,406	$1,788,516	$1,213,569	$(2,531,165)	$1,685,508

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2004:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$535,977	$961,472	$9,516	$1,506,965
Other income, net	—	—	10,972	689	(9,516)	2,145

Total revenues	—	—	546,949	962,161	—	1,509,110

Cost and Expense
Cost of sales	—	—	504,037	848,825	(4,785)	1,348,077
Selling, general and administrative expenses	3,780	(9,823)	30,173	11,294	8,766	44,190
Product claim costs	—	—	—	(17,903)	—	(17,903)
Equity in the (earnings) loss of subsidiaries	(45,792)	(97,064)	(74,338)	(442)	217,636	—

Total cost and expenses	(42,012)	(106,887)	459,872	841,774	221,617	1,374,364

Income (loss) from operations	42,012	106,887	87,077	120,387	(221,617)	134,746
Interest income	1	1,856	4,261	1,838	(4,649)	3,307
Interest expense	(3,077)	(49,643)	(29)	(5,172)	4,787	(53,134)
Loss on early retirement of debt	—	(11,116)	—	—	—	(11.116)

Income (loss) before income taxes and minority interest	38,936	47,984	91,309	117,053	(221,479)	73,803
Income tax benefit (provision)	28,660	—	—	(23,660)	—	5,000
Minority interest	—	(2,192)	(9,015)	—	—	(11,207)

Net Income	$67,596	$45,792	$82,294	$93,393	$(221,479)	$67,596

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2004:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$67,596	$45,792	$82,294	$93,393	$(221,479)	$67,596
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on early retirement of debt	—	2,985	—	—	—	2,985
Depreciation and amortization	—	4,086	47,676	50,468	—	102,230
Deferred income taxes	(49,601)	—	—	46,362	(2,819)	(6,058)
Minority interest in earnings	—	2,192	9,015	—	—	11,207
Equity in earnings (loss) of subsidiaries	45,792	97,064	74,338	442	(217,636)	—
Unearned compensation	1,513	—	—	—	—	1,513
Change in operating assets and liabilities	32,800	(29,558)	59,830	3,139	(21,304)	44,907
Claim cost recovery	—	—	—	(12,874)	—	(12,874)

Net Cash Flows from Operating Activities	98,100	122,561	273,153	180,930	(463,238)	211,506

Investing Activities
Purchase of property, plant and equipment	—	—	(4,250)	(14,222)	—	(18,472)
Plant turnaround costs	—	—	(12,103)	(16,775)	—	(28,878)
Acquisitions, net of cash received	175,250	—	—	(229,418)	—	(54,168)
Other	22,872	(4)	(10,963)	(13,672)	2,733	966

Net Cash Flows from Investing Activities	198,122	(4)	(27,316)	(274,087)	2,733	(100,552)

Financing Activities
Principal payments on long-term debt	—	(70,700)	(95)	(59)	—	(70,854)
Stock issuance	116,247	—	—	—	—	116,247
Deferred financing costs	—	(2,598)	—	—	—	(2,598)
Distributions to minority interests	—	(1,575)	(6,497)	—	—	(8,072)
Change in investments and advances from (to) affiliates	(412,468)	82,376	(216,441)	86,815	459,718	—

Net Cash Flows from Financing Activities	(296,221)	7,503	(223,033)	86,756	459,718	34,723

Effect of Foreign Exchange Rate on Cash	—	—	—	—	787	787

Increase (Decrease) in Cash and Short-term Investments	1	130,060	22,804	(6,401)	—	146,464

Cash and Short-term Investments at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Short-term Investments at End of Year	$1	$204,691	$28,543	$563	$—	$233,798
`

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2003:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$74,631	$5,739	$6,964	$—	$87,334
Accounts receivable	—	—	49,642	83,838	—	133,480
Inventories	—	—	26,337	64,532	—	90,869
Other current assets	7,541	6,267	16,836	12,221	454	43,319

Total current assets	7,541	80,898	98,554	167,555	454	355,002

Property, plant and equipment, net	—	—	343,379	366,321	(2,035)	707,665
Investment in and advanced to (from) affiliates	380,076	425,301	1,257,814	82,676	(2,145,867)	—
Deferred plant turnaround costs, intangible and other assets	—	18,650	10,037	34,126	(418)	62,395

Total Assets	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Liabilities
Debt due within one year	$—	$—	$95	$58	$—	$153
Accounts payable	669	—	29,426	49,468	—	79,563
Accrued and other liabilities	851	27,456	41,213	72,818	—	142,338

Total current liabilities	1,520	27,456	70,734	122,344	—	222,054

Long-term debt and capital lease obligations	—	402,000	130	76	—	402,206
Deferred income taxes	30,279	—	—	(12,448)	—	17,831
Pension and other liabilities	90,687	(3,680)	23,019	18,750	2	128,778
Minority interest	—	17,421	71,641	—	—	89,062

Total liabilities and minority interest	122,486	443,197	165,524	128,722	2	859,931

Stockholders’ Equity
Common stock	128,968	—	72	49,709	(49,781)	128,968
Paid in capital	555,529	150,218	1,819,036	725,546	(2,694,800)	555,529
Accumulated other comprehensive income (loss)	(44,596)	(44,596)	—	16,090	28,506	(44,596)
Retained earnings (deficit)	(374,770)	(23,970)	(274,848)	(269,389)	568,207	(374,770)

Total stockholders’ equity	265,131	81,652	1,544,260	521,956	(2,147,868)	265,131

Total liabilities and stockholders’ equity	$387,617	$524,849	$1,709,784	$650,678	$(2,147,866)	$1,125,062

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2003:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$518,188	$828,702	$2,359	$1,349,249
Other income, net	—	—	3,387	778	(2,359)	1,806

Total revenues	—	—	521,575	829,480	—	1,351,055

Cost and Expense
Cost of sales	—	—	511,940	776,073	(6,350)	1,281,663
Selling, general and administrative expenses	5,620	(1,046)	24,403	11,240	(356)	39,861
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Equity in the (earnings) loss of subsidiaries	78,197	41,861	57,354	(804)	(176,608)	—

Total cost and expenses	83,817	40,815	606,133	827,164	(183,314)	1,374,615

Income (loss) from continuing operations before income taxes	(83,817)	(40,815)	(84,558)	2,316	183,314	(23,560)
Interest income	47	3,043	3,989	145	(6,690)	534
Interest expense	(12,911)	(42,110)	(39)	(6,679)	6,667	(55,072)

Loss before income taxes and minority interest	(96,681)	(79,882)	(80,608)	(4,218)	183,291	(78,098)
Income tax benefit (provision)	84,200	—	—	(27,200)	—	57,000
Minority interest	—	1,685	6,932	—	—	8,617

Net Loss	$(12,481)	$(78,197)	$(73,676)	$(31,418)	$183,291	$(12,481)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2003:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net loss	$(12,481)	$(78,197)	$(73,676)	$(31,418)	$183,291	$(12,481)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of long-lived assets	—	—	12,436	40,655	—	53,091
Depreciation and amortization	—	3,816	49,753	53,801	—	107,370
Deferred income taxes	(39,873)	(19,422)	—	4,379	(2,482)	(57,398)
Minority interest in earnings	—	(1,685)	(6,932)	—	—	(8,617)
Equity in earnings (loss) of subsidiaries	(78,197)	(41,861)	(57,354)	804	176,608	—
Change in operating assets and liabilities	(7,462)	(1,893)	(86,180)	23,734	72,258	457

Net Cash Flows from Operating Activities	(138,013)	(139,242)	(161,953)	91,955	429,675	82,422

Investing Activities
Purchase of property, plant and equipment	—	—	(2,831)	(5,808)	—	(8,639)
Plant turnaround costs	—	—	(5,981)	(22,099)	—	(28,080)
Proceeds from the sale of property, plant and equipment	—	—	1,755	—	—	1,755
Other	(479)	—	12,168	(1,538)	(21,509)	(11,358)

Net Cash Flows from Investing Activities	(479)	—	5,111	(29,445)	(21,509)	(46,322)

Financing Activities
Principal payments on long-term debt	(200,000)	—	(88)	(54)	—	(200,142)
Change in investments and advances from (to) affiliates	338,423	5,291	163,597	(164,672)	(342,639)	—
Issuance of long-term debt	—	202,000	—	—	—	202,000
Deferred financing costs	—	(8,581)	—	—	—	(8,581)
Distributions to minority interests	—	(225)	(928)	—	—	(1,153)
Stock issuance	68	—	—	—	—	68

Net Cash Flows from Financing Activities	138,491	198,485	162,581	(164,726)	(342,639)	(7,808)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	563	563

Increase (Decrease) in Cash and Short-term Investments	(1)	59,243	5,739	(102,216)	66,090	28,855

Cash and Short-term Investments at Beginning of Year	1	15,388	—	109,180	(66,090)	58,479

Cash and Short-term Investments at End of Year	$—	$74,631	$5,739	$6,964	$—	$87,334

23 Agreements of Limited Partnerships
Terra Nitrogen Company L.P. (TNCLP)
Terra owns a 1% General Partnership interest and 75.3% of the Common Units of TNCLP at December 31, 2005. Terra consolidates TNCLP results with the publicly held TNCLP Common Units reflected in Terra’s financial statements as a minority interest.
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
24. Quarterly Financial Data (Unaudited)

(in thousands, except per-share data)	March 31	June 30	Sept 30	Dec 31

2005
Total revenues	$450,012	$489,993	$485,694	$513,366
Operating income (loss)	$30,823	$69,761	$31,977	$(18,865)
Net income (loss)	$4,431	$21,702	$11,086	$(15,132)
Per Share:
Diluted income (loss) per share	$0.03	$0.20	$0.10	$(0.17)

2004
Total revenues	$361,029	$416,768	$376,667	$354,646
Operating income	$45,587	$39,284	$25,288	$24,587
Net income	$18,230	$17,865	$6,453	$24,019
Per Share:
Diluted income per share	$0.23	$0.23	$0.08	$0.28

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Terra Industries Inc.:
We have audited the accompanying consolidated statements of financial position of Terra Industries Inc. and subsidiaries (“Terra”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index as Item 15. These financial statements and the financial statement schedule are the responsibility of Terra’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Industries Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Terra’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Terra’s internal control over financial reporting and an unqualified opinion on the effectiveness of Terra’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 8, 2006

Quarterly Financial Data
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
None.
Item 9A. Controls And Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarterly period ending December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Terra Industries Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Terra Industries Inc. and subsidiaries (“Terra”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Terra’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Terra’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Terra maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Terra maintained, in all material respects, the effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of Terra and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 8, 2006

Item 9B. Other Information
None.
Part III
Item 10. Directors and Executive Officers of Terra
Information with respect to directors of Terra is set forth under the caption “Election of Directors” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 2006, and is incorporated herein by reference. Information with respect to executive officers of Terra is set forth under the caption “Executive Officers of Terra” in Part I hereof and is incorporated herein by reference.
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
Item 11. Executive Compensation
Information with respect to executive and director compensation is set forth under the captions “Executive Compensation and Other Information” and “Board of Directors and Committees” in “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 2006, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management under the caption “Equity Security Ownership” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 2, 2006 is incorporated herein by reference.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
Equity compensation plans approved by security holders	592,000	$5.24	1,458,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	592,000	$5.24	1,458,000
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
Audit Committee Pre-Approval Policies and Procedures
Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Terra and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of Terra was approved by the Audit Committee on February 14, 2006. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touch LLP since May 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents Filed as a Part of this Report
1.	Consolidated Financial Statements of Terra and its subsidiaries are included in Item 8 herein.
Consolidated Statements of Financial Position at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

Report of Independent Registered Accounting Firm
2.	Index to Financial Statement Schedules, Reports and Consents
See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1
3.	Other Financial Statements
Individual financial statements of the Company’s 50% owned joint venture in Trinidad, Point Lisas Nitrogen Limited, accounted for on the equity method, have been included because the equity investment constitutes a significant subsidiary. Other 50% owned joint ventures accounted for on the equity basis considered in the aggregate would not constitute a significant subsidiary. Therefore, those financial statements have been omitted.
     (b) Exhibits

2.1	Stock Purchase Agreement dated as of August 6, 2004 among Terra Industries Inc., MissChem Acquisition Inc. and Mississippi Chemical Corporation, filed as Exhibit 99.2 to Terra Industries Inc.’s Form 8-K dated August 9, 2004, is incorporated herein by reference.

3.1	Articles of Restatement of Terra Industries Inc. filed with the State Department of Assessments and Taxation of Maryland on August 3, 2005, restating the Charter of Terra Industries Inc., filed as Exhibit 3.1 to Terra Industries Inc.’s August 4, 2005 Form 8-K, are incorporated herein by reference.

3.2	Amended and Restated By-Laws of Terra Industries Inc., effective as of August 3, 2005, filed as Exhibit 3.2 to Terra Industries Inc.’s August 4, 2005 Form 8-K, are incorporated herein by reference.

3.3	Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.4	Certificate of Incorporation of Beaumont Ammonia Inc. filed as Exhibit 3.i.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.5	Certificate of Incorporation of Beaumont Holdings Corporation filed as Exhibit 3.i.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.6	Certificate of Incorporation of BMC Holdings Inc. filed as Exhibit 3.i.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.7	Certificate of Incorporation of Port Neal Corporation filed as Exhibit 3.i.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.8	Certificate of Incorporation of Terra (UK) Holdings Inc. filed as Exhibit 3.i.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.9	Certificate of Incorporation of Terra Capital Holdings, Inc. filed as Exhibit 3.i.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.10	Certificate of Incorporation of Terra International (Oklahoma) Inc. filed as Exhibit 3.i.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.11	Certificate of Incorporation of Terra International, Inc. filed as Exhibit 3.i.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.12	Certificate of Incorporation of Terra Methanol Corporation filed as Exhibit 3.i.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.13	Certificate of Incorporation of Terra Nitrogen Corporation filed as Exhibit 3.i.(n) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.14	Certificate of Incorporation of Terra Real Estate Corporation filed as Exhibit 3.i.(o) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.15	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.16	By-Laws of Beaumont Ammonia Inc. filed as Exhibit 3.ii.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.17	By-Laws of Beaumont Holdings Corporation filed as Exhibit 3.ii.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.18	By-Laws of BMC Holdings, Inc. filed as Exhibit 3.ii.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.19	By-Laws of Port Neal Corporation filed as Exhibit 3.ii.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.20	By-Laws of Terra (UK) Holdings Inc. filed as Exhibit 3.ii.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.21	By-Laws of Terra Capital Holdings, Inc. filed as Exhibit 3.ii.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.22	By-Laws of Terra International (Oklahoma) Inc. filed as Exhibit 3.ii.(i) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.23	By-Laws of Terra International, Inc. filed as Exhibit 3.ii.(j) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.24	By-Laws of Terra Methanol Corporation filed as Exhibit 3.ii.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.25	By-Laws of Terra Nitrogen Corporation filed as Exhibit 3.ii.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.26	By-Laws of Terra Real Estate Corporation filed as Exhibit 3.ii.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.27	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

3.28	By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to the September 7, 2005 TNCLP Form 8-K, are incorporated herein by reference.

3.29*	Certificate of Incorporation of Terra Nitrogen GP Holdings Inc.

3.30*	By-Laws of Terra Nitrogen GP Holdings Inc.

4.1	Indenture dated as of October 10, 2001 among Terra Capital, Inc., certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Credit Agreement dated January 26, 2005, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as issuing banks (“Issuers”) and Citicorp USA Inc., as administrative agent and collateral agent for Lenders and Issuers, filed as Exhibit 4.3 to Terra Industries’ Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

4.3	Amendment No. 2 to the Amended and Restated Credit Agreement dated July 29, 2005, among Terra Capital, Inc., Terra Mississippi Holdings Corporation (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.4 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

4.4	Amendment No. 1 to the Credit Agreement dated July 29, 2005 among Terra Nitrogen, Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries’ Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

4.5	Indenture dated May 21, 2003 between the Company, the guarantors party hereto, and U.S. National Bank Association as Trustee, with respect to the 11.5% Second Priority Senior Secured Notes due 2010 (including the form of 11.5% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries’ Form10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

4.6	Articles Supplementary of Terra Industries Inc. relating to the Retirement of the Company’s Trust Shares, filed as Exhibit 3.1 to Terra Industries Inc.’s August 3, 2005 Form 8-K, are incorporated herein by reference.

4.7	Articles Supplementary of Terra Industries Inc. relating to the Reclassification of the Company’s Series B Cumulative Redeemable Preferred Shares, filed as Exhibit 3.2 to Terra Industries Inc.’s August 3, 2005 Form 8-K, are incorporated herein by reference.

4.8	Registration Rights Agreement dated as of October 7, 2004, among Terra and Citigroup Global Markets Inc., as Representative of the Initial Purchasers, filed as Exhibit 4.6 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.

4.9	Registration Rights Agreement, dated as of August 6, 2004, among Terra Industries Inc., Taurus Investments S.A. and the other shareholders named therein, filed as Exhibit 99.1 to Terra’s Form 8-K dated August 16, 2004, is incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of December 16, 2004, among Terra Industries Inc. and the initial purchasers named therein, filed as Exhibit 4.7 to Terra’s Form S-3/A filed February 9, 2005, is incorporated by reference.

4.11	Registration Rights Agreement, dated as of December 21, 2004, among Terra Industries Inc., Värde Investment Partners, L.P., Perry Principals Investments LLC, Citigroup Global Markets, Inc., filed as Exhibit 10.1 to Terra’s Form 8-K dated December 27, 2004, is incorporated by reference.

4.12	Form of Indenture relating to the 4.25% Convertible Subordinated Debentures, filed as Exhibit 4.7 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.

4.13	Purchase Agreement, dated October 7, 2004, among Terra Industries Inc. and the initial purchasers named therein relating to the sale of Terra’s 4.25% Series A Cumulative Convertible Perpetual Preferred Shares, filed as Exhibit 1 to Terra’s Form S-3 filed on January 4, 2005, is incorporated by reference.

4.14	$150,000,000 Amended and Restated Credit Agreement dated as of December 21, 2004, among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, Mississippi Chemical Corporation, as Borrowers; Terra Industries Inc. and Terra Capital Holdings, Inc., as Guarantors; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Lead Arranger and Sole Book Runner, filed as Exhibit 4.18 to the Terra Industries’ Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

4.15	$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner, filed as Exhibit 4.19 to the Terra Industries’ Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.1.1	Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries’ Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference.

10.1.2	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.3	Amendment to the Terra Industries Inc. Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.4	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.5	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.1.5.a	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.5.b	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b. to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.6	1992 Stock Incentive Plan of Terra Industries Inc. filed as Exhibit 10.1.6 To Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.7	Revised Form of Incentive Stock Option Agreement of Terra Industries Inc. under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.8	Revised Form of Nonqualified Stock Option Agreement of Terra Industries Inc. under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.9	1997 Stock Incentive Plan of Terra Industries Inc., filed as Exhibit 10.1.14 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.9.a	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan of Terra Industries Inc. filed as Exhibit 10.1.21 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.10	Form of Incentive Stock Option Agreement of Terra Industries Inc. under its 1997 Stock Incentive Plan filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.11	Form of Nonqualified Stock Option Agreement of Terra Industries Inc. under its 1997 Stock Incentive Plan filed as Exhibit 10.1.14 to Terra Industries’ Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.12	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.13	Form of Executive Retention Agreement for Other Executive Officers, filed as Exhibit 10.1.19 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.14	Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries Inc.’s Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.1.15	Form of Performance Share Award of Terra Industries Inc. under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 of the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.16	Form of Non-Employee Director Performance Share Award of Terra Industries Inc. under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.17	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.18	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.19	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.20	Revised Form of Restricted Stock Award of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.9 to the Terra Industries’ Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.21	Form of Long-Term Incentive Award for Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.10 to the Terra Industries 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.22	Form of Long-Term Incentive Award for Phantom Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.11 to the Terra Industries Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.23*	Form of Long-Term Incentive Award for Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002.

10.1.24*	Form of Long-Term Incentive Award for Phantom Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002.

10.1.25*	Terra Industries Inc. 2006 Officers and Key Employees Incentive Plan.

10.1.26*	Terra Industries Inc. Description of Compensatory Arrangements for 2006 Applicable to Named Executive Officers

10.2	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership dated September 1, 2005, filed as Exhibit 10.3 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.3	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership dated September 1, 2005, filed as Exhibit 10.3 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.4	Amendment No. 1 to the General and Administrative Service Agreement regarding Services by Terra Industries Inc. dated September 1, 2005, filed as Exhibit 10.4 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.5	Amendment No. 1 to the General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.5 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.6	Reorganization Agreement among Terra Nitrogen Company, L.P., (the “MLP”), Terra Nitrogen, Limited Partnership (the “OLP”) and Terra Nitrogen Corporation (the “GP”) dated September 1, 2005, filed as Exhibit 10.1 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.7	Conveyance, Assignment and Assumption Agreement by and between Terra Nitrogen Corporation (the “Company”) and Terra Nitrogen GP Inc. (the “New GP”) dated September 1, 2005, filed as Exhibit 10.2 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.8	Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.9	Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.10	Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.

10.11†	Asset Purchase and Methanol Exclusivity Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003, filed as Exhibit 10.9 to Terra Industries’ From 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.11.1†	Services Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003 included as Schedule E to Exhibit 10.9 herein, filed as Exhibit 10.91.1 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.12†	First Amendment to Asset Purchase and Methanol Exclusivity Agreement dated February 20, 2004, filed as Exhibit 10.10 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.13	Warrant Agreement dated December 21, 2004 among Terra Industries Inc., Perry Principals Investments LLC, Citigroup Financial Products Inc. and Värde Investment Partners, L.P., filed as Exhibit 10.11 to Terra Industries’ Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.14†	Ammonium Nitrate Supply Agreement between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as Exhibit 10.7 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.15†	Conversion Agreement by and between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as exhibit 10.8 to the Terra Industries Inc. Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

12.1*	Ratio of Earnings to Financial Charges

21.1*	Subsidiaries of Terra Industries Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Financial statements for Point Lisas Nitrogen Limited for the fiscal year ended December 31, 2005.

*	Filed herewith.

†	Confidential treatment has been requested for portions of this document.

Exhibits 10.1.1 through 10.1.26 are management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: March 10, 2006	By:	/s/ FRANCIS G. MEYER
Francis G. Meyer
Senior Vice President and Chief Financial
Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/HENRY R. SLACK	Chairman of the Board
Henry R. Slack

/s/MICHAEL L. BENNETT	Director, President and Chief Executive Officer
Michael L. Bennett	(Principal Executive Officer)

/s/FRANCIS G. MEYER	Senior Vice President and Chief Financial Officer

Francis G. Meyer	(Principal Financial Officer and Principal
Accounting Officer)

/s/DAVID E. FISHER	Director

David E. Fisher

/s/DOD A. FRASER	Director
Dod A. Fraser

/s/MARTHA O. HESSE	Director

Martha O. Hesse

/s/PETER S. JANSON	Director

Peter S. Janson

Date: March 10, 2006

Index to Financial Statement Schedules
Schedule No.
I Condensed Financial Information of Registrant, is included in Item 8 herein, Footnote 22, Column 1, “Parent.”

II Valuation and Qualifying Accounts: Years Ended December 31, 2005, 2004 and 2003 S-2
Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

S-1

Schedule II
Terra Industries Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003, and 2002
(in thousands)

			Less Write-
		Additions	offs, and
	Balance at	Charged to	Transfers,	Balance
	Beginning of	Costs and	Net of	at End
Description	Period	Expenses	Recoveries	of Period
Year Ended December 31, 2005:

Allowance for Doubtful Accounts	$262	$824	$(852)	$234

Year Ended December 31, 2004:

Allowance for Doubtful Accounts	$87	$11	$164	$262

Year Ended December 31, 2003:

Allowance for Doubtful Accounts	$135	$1,510	$(1,558)	$87

S-2