Form 10-Q
period 2006-03-31
TERRA INDUSTRIES INC
filed 2006-05-09
CIK 722079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (712) 277-1340
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 30, 2006, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	95,168,174 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2006	2005	2005
Assets
Cash and cash equivalents	$92,011	$86,366	$205,001
Restricted cash	—	8,595	—
Accounts receivable, less allowance for doubtful accounts of $104, $234 and $268	133,264	206,407	157,680
Inventories	209,455	190,314	138,736
Other current assets	26,744	54,578	53,250

Total current assets	461,474	546,260	554,667

Property, plant and equipment, net	728,475	733,536	779,402
Equity method investments	172,702	183,884	222,453
Deferred plant turnaround costs	29,995	27,447	36,282
Intangible assets	7,213	7,526	18,698
Other assets	27,751	24,972	25,943

Total assets	$1,427,610	$1,523,625	$1,637,445

Liabilities
Debt due within one year	$12	$38	$151
Accounts payable	77,546	125,863	91,875
Customer prepayments	58,372	52,913	114,155
Accrued expenses and other current liabilities	69,804	84,996	87,534

Total current liabilities	205,734	263,810	293,715

Long-term debt and capital lease obligations	331,300	331,300	394,490
Deferred income taxes	51,075	65,998	65,903
Pension liabilities	120,069	120,236	117,217
Other liabilities	40,160	41,320	46,389
Minority interest	91,662	92,258	93,403

Total liabilities and minority interest	840,000	914,922	1,011,117

Preferred Stock — liquidation value of $120,000, $120,000 and $137,269	115,800	115,800	133,069

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares 95,171; 95,171 and 92,929 outstandiing	146,994	146,994	144,562
Paid-in capital	708,089	712,671	681,540
Accumulated other comprehensive loss	(66,757)	(70,143)	(25,494)
Unearned compensation	—	(5,369)	(2,302)
Accumulated deficit	(316,516)	(291,250)	(305,047)

Total common shareholders’ equity	471,810	492,903	493,259

Total liabilities and minority interest, preferred stock and common shareholders’ equity	$1,427,610	$1,523,625	$1,637,445

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Product revenues	$397,744	$449,409
Other income	1,176	603

Total revenues	398,920	450,012

Costs and Expenses
Cost of sales	423,517	413,743
Selling, general and administrative expense	11,710	10,453
Equity in earnings of unconsolidated affiliates	(8,141)	(5,007)

	427,086	419,189

(Loss) income from operations	(28,166)	30,823
Interest income	1,584	1,754
Interest expense	(11,772)	(15,853)
Loss on early retirement of debt	—	(10,804)
Change in fair value of warrant liability	—	4,900

(Loss) income before income taxes and minority interest	(38,354)	10,820
Income tax benefit (provision)	13,766	(2,185)
Minority interest	597	(4,204)

Net (loss) income	(23,991)	4,431
Preferred share dividends	(1,275)	(1,275)

Net (Loss) Income Available to Common Shareholders	$(25,266)	$3,156

Basic and diluted (loss) income per share:
Basic	$(0.27)	$0.03
Diluted	(0.27)	0.03

Basic and diluted weighted average shares outstanding:
Basic	93,870	91,357
Diluted	93,870	92,217
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net (loss) income	$(23,991)	$4,431
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	26,282	29,176
Deferred income taxes	(13,766)	7,077
Minority interest in earnings	(597)	4,204
Equity in undistributed earnings	8,140	(5,007)
Non-cash loss on derivatives	5,861	(625)
Share-based compensation	1,141	414
Amortization of intangible and other assets	1,396	1,875
Non-cash loss on early retirement of debt	—	9,418
Change in fair value of warrant liability	—	(4,900)
Term loan discount accretion	—	1,209
Changes in operating assets and liabilities:
Accounts receivable	73,752	(8,163)
Inventories	(17,350)	9,637
Accounts payable and customer prepayments	(43,278)	(31,404)
Other assets and liabilities, net	4,793	21,183

Net cash flows from operating activities	22,383	38,525

Investing Activities
Purchase of property, plant and equipment	(12,379)	(6,420)
Plant turnaround expenditures	(11,467)	(7,032)
Distributions received from unconsolidated affiliates	1,594	—
Changes in restricted cash	8,595	—
Proceeds from the sale of property, plant and equipment	275	—

Net cash flows from investing activities	(13,382)	(13,452)

Financing Activities
Payments under borrowings arrangements	(26)	(50,042)
Preferred share dividends paid	(1,275)	—
Proceeds from exercise of stock options	—	102
Distributions to minority interests	—	(2,998)

Net cash flows from financing activities	(1,301)	(52,938)

Effect of exchange rate changes on cash	(2,055)	(932)

Increase (decrease) to cash and cash equivalents	5,645	(28,797)
Cash and cash equivalents at beginning of year	86,366	233,798

Cash and cash equivalents at end of period	$92,011	$205,001

Supplemental cash flow information:
Interest paid	$316	$2,939
Income tax refunds received	600	10,054
Income taxes paid	281	12
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands)
(unaudited)

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
	Stock	Capital	Loss	Compensation	Deficit	Total	Loss

Balance at January 1, 2006	$146,994	$712,671	$(70,143)	$(5,369)	$(291,250)	$492,903

Comprehensive income (loss):
Net loss	—	—	—	—	(23,991)	(23,991)	$(23,991)
Foreign currency translation adjustment	—	—	876	—	—	876	876
Change in fair value of derivatives, net of taxes of $1,414	—	—	2,510	—	—	2,510	2,510

Comprehensive loss							$(20,605)

Preferred share dividends	—	—	—	—	(1,275)	(1,275)
Reclassification for adoption of FAS 123 R	—	(5,369)	—	5,369	—	—
Share-based compensation	—	787	—	—	—	787

Balance at March 31, 2006	$146,994	$708,089	$(66,757)	$—	$(316,516)	$471,810

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
	Stock	Capital	Loss	Compensation	Deficit	Total	Income

Balance at January 1, 2005	$144,531	$681,639	$(55,994)	$(2,568)	$(308,203)	$459,405

Comprehensive income (loss):
Net income	—	—	—	—	4,431	4,431	$4,431
Foreign currency translation adjustment	—	—	(3,294)	—	—	(3,294)	(3,294)
Change in fair value of derivatives, net of taxes of $6,401	—	—	33,794	—	—	33,794	33,794

Comprehensive income							$34,931

Preferred share dividends	—	—	—	—	(1,275)	(1,275)
Exercise of stock options	24	78	—	—	—	102
Nonvested stock	7	(177)	—	(73)	—	(243)
Amortization of unearned compensation	—	—	—	339	—	339

Balance at March 31, 2005	$144,562	$681,540	$(25,494)	$(2,302)	$(305,047)	$493,259

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statement Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “the Company” and “it”) and the results of operations for the periods presented. Because of the seasonal nature of Terra’s operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K to Shareholders.

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

Cost of Sales

Costs of sales are primarily related to manufacturing costs related to the Company’s nitrogen- and methanol-based products, including any realized hedging gains or losses related to natural gas derivatives. Cost of sales includes amounts related to shipping and handling charges to the Company’s customers.

Derivatives and Financial Instruments

The Company enters into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs, to manage the prices of its nitrogen products and to manage foreign currency risk. The Company reports the fair value of the derivatives on its balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability, or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in cost of sales in the period the offsetting hedged transaction occurs. If an instrument is settled early, any gains or losses are immediately recognized in cost of sales.

Share-Based Compensation

During the 2006 first quarter, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123 R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123 R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123 R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123 R. The Company adopted SFAS 123 R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. (See Note 11).

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 123 R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123 R. The Company is in the process of evaluating whether to adopt the provisions of SFAS 123 R-3.

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

2.	(Loss) Income Per Share

Basic (loss) income per share data is based on the weighted-average number of Common Shares outstanding during the period. Diluted (loss) income per share data is based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, nonvested shares, convertible preferred shares and common stock warrants. Nonvested stock carries dividend and voting rights, but is not involved in the weighted average number of common shares outstanding used to compute basic (loss) income per share.

The following table provides a reconciliation between basic and diluted (loss) income per share for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in thousands, except per-share amounts)	2006	2005

Basic (loss) income per share computation:
(Loss) income from continuing operations	$(23,991)	$4,431
Less: Preferred share dividends	(1,275)	(1,275)

(Loss) income available to common shareholders	$(25,266)	$3,156

Weighted average shares outstanding	93,870	91,357

Basic (loss) income per common share	$(0.27)	$0.03

Diluted (loss) income per share computation:
(Loss) income available to common shareholders	$(25,266)	$3,156
Add: Preferred share dividends	—	—

(Loss) income available to common shareholders and assumed conversions	$(25,266)	$3,156

Weighted average shares outstanding	93,870	91,357
Add incremental shares from assumed conversions:
Preferred shares	—	—
Nonvested stock	—	211
Common stock warrants	—	—
Common stock options	—	649

Dilutive potential common shares	93,870	92,217

Diluted (loss) income per common share	$(0.27)	$0.03

All preferred shares, nonvested stock and common stock options were antidilutive in 2006 because the Company was in a net loss position. As such, these instruments were excluded from the computation of the diluted (loss) income per share for the three-month period ended March 31, 2006.

3.	Inventories

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005

Raw materials	$17,371	$22,487	$20,063
Supplies	54,077	55,647	52,762
Finished goods	138,007	112,180	65,911

Total	$209,455	$190,314	$138,736

Inventory is valued at actual first in — first out cost. Costs include raw material, labor and overhead.

4.	Derivative Financial Instruments

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

The following summarizes open natural gas derivative contracts at March 31, 2006 and 2005:

(in thousands)	2006		2005
	Contract	Open Position	Contract	Open Position
	MMBtu	Gain (Loss)	MMBtu	Gain (Loss)

Swaps	7,292	$(10,215)	22,955	$29,263
Basis swaps	1,210	(423)	—	—
Purchased put options	1,440	259	21,640	(8,441)
Sold call options	1,140	—	21,640	3,169

Unrealized gain (loss) of open positions		(10,379)		23,991
Ineffective position charged to cost of sales		6,417		(625)

Deferred gain (loss) of open position		(3,962)		23,366
Income tax benefit (provision)		1,363		(8,879)

Accumulated other comprehensive gain (loss)		$(2,599)		$14,487

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
The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended March 31, 2006 and 2005 follows:

	Three Months Ended
	March 31,
	2006		2005
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated loss	$(7,886)	$(5,109)	$(16,829)	$(19,307)
Net increase (decrease) in market value	(30,939)	(20,151)	23,689	23,065
Reclassification into earnings	34,863	22,661	16,506	10,729

Ending accumulated gain (loss)	$(3,962)	$(2,599)	$23,366	$14,487

Approximately $2.6 million of the accumulated other comprehensive loss, net of tax, at March 31, 2006 will be reclassified into earnings during 2006.
At times, the Company uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At March 31, 2006, the Company had no open swap contracts.

5.	Equity Investments

Terra’s investments in companies that are accounted for on the equity method of accounting consists of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s nitrogen plant. These investments were $172.7 million at March 31, 2006. Terra includes the net earnings of these investments as an element of income from operations since the investee’s operations provide additional capacity to Terra.

The combined results of operations and financial position of Terra’s equity method investments are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Condensed income statement information:
Net sales	$54,668	$43,103

Net income	$16,282	$18,543

Terra’s equity in net income of affiliates	$8,141	$5,007

	March 31,	March 31,
(in thousands)	2006	2005

Condensed balance sheet information:
Current assets	$61,501	$80,565
Long-lived assets	204,268	247,795

Total assets	$265,769	$328,360

Current liabilities	$35,045	$13,664
Long-term liabilities	—	414
Equity	230,724	314,283

Total liabilities and equity	$265,769	$328,360

The carrying value of these investments at March 31, 2006 was $57.3 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years.
Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the three-month period ending March 31, 2006, Terra purchased approximately $31.5 million of ammonia from PLNL. As of March 31, 2006 PLNL made cash distributions to its shareholders, of which Terra’s portion was $17.5 million during the three-month period. During the first quarter of 2005, Terra purchased approximately $20.5 million of ammonia from PLNL. During the first quarter of 2005, no cash distributions to PLNL shareholders were made.

6.	Long-term Debt and Other Borrowings

Long-term debt and other borrowings consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005

Secured Senior Notes, 12.875% due 2008	$200,000	$200,000	$200,000

Term loan, due 2008, net of $24.1 million unamortized discount	—	—	63,178

Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	131,300	131,300
Other	12	38	163

	331,312	331,338	394,641
Less current maturities	12	38	151

Total	$331,300	$331,300	$394,490

The Company has revolving credit facilities totaling $200 million that expire June 30, 2008. The revolving credit facility is secured by substantially all of the assets of the Company other than the assets collateralizing the Senior Secured Notes. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. As of March 31, 2006, the Company had borrowing availability of $200 million. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of the Company’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at the Company’s option, a London Interbank Offered Rate (LIBOR). At March 31, 2006, the LIBOR rate was 4.83%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margin for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at March 31, 2006. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.
At March 31, 2006, the Company had no outstanding revolving credit borrowings and $14.3 million in outstanding letters of credit. The $14.3 million in outstanding letters of credit reduced the Company’s borrowing availability to $185.7 million at March 31, 2006. The credit facilities require that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If the Company’s borrowing availability falls below $60 million, the Company is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.
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

7.	Pension Plans

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

The estimated components of net periodic pension expense follow:

	Three Months Ended
	March 31
(in thousands)	2006	2005

Service cost	$744	$683
Interest cost	5,888	3,917
Expected return on plan assets	(5,394)	(3,070)
Amortization of prior service cost	(7)	5
Amortization of actuarial loss	1,408	1,222
Amortization of net assets	—	12
Termination charge	291	—

Pension Expense	$2,930	$2,769

Cash contributions to the defined benefit pension plans for the three months ended March 31, 2006 and 2005 were $1.7 million and $1.5 million, respectively.

Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company contributions to these plans for the three-month periods ending March 31, 2006 and 2005 totaled $1.5 million and $1.3 million, respectively.

Terra provides health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

8.	Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net (loss) income. Terra’s accumulated other comprehensive income (loss) is comprised of (a) adjustments that result from translation of Terra’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in Terra’s financial statements, (c) the offset to the fair value of derivative assets and liabilities (that qualify as hedged relationships) recorded on the balance sheet, and (d) minimum pension liability adjustments.
The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2006 and 2005 follow:

	Foreign		Minimum
	Currency	Fair Value of	Pension
	Translation	Derivatives,	Liability, net of
(in thousands)	Adjustment	net of taxes	taxes	Total

Balance December 31, 2005	$(9,100)	$(5,109)	$(55,934)	$(70,143)
Change in foreign translation adjustment	876	—	—	876
Reclassification to earnings	—	22,661	—	22,661
Change in fair value of derivatives	—	(20,151)	—	(20,151)

Balance March 31, 2006	$(8,224)	$(2,599)	$(55,934)	$(66,757)

Balance December 31, 2004	$14,287	$(19,307)	$(50,974)	$(55,994)
Change in foreign translation adjustment	(3,294)	—	—	(3,294)
Reclassification to earnings	—	10,729	—	10,729
Change in fair value of derivatives	—	23,065	—	23,065

Balance March 31, 2005	$10,993	$14,487	$(50,974)	$(25,494)

9.	Industry Segment Data

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

The following summarizes operating results by business segment:

	Three Months Ended
	March 31
(in thousands)	2006	2005

Revenues — Nitrogen Products	$396,371	$439,322
— Methanol	1,373	10,087
— Other	1,176	603

Total revenues	$398,920	$450,012

(Loss) income from operations
— Nitrogen Products	$(24,987)	$31,658
— Methanol	(2,792)	(674)
— Other	(387)	(161)

(Loss) income from operations	$(28,166)	$30,823

The following summarizes geographic revenues information for the three month period ending March 31:

	Three Months Ended
	March 30
(in thousands)	2006	2005

United States	$307,364	$336,942
Canada	16,323	11,669
United Kingdom	75,233	101,401

	$398,920	$450,012

10.	Commitments and Contingencies

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

11.	Share-based Compensation

The Company sponsors three share-based compensation plans – the Inspiration Resources Corporation 1992 Stock Incentive Plan (the “1992 Plan”), the Terra Industries Inc. 1997 Stock Incentive Plan (the “1997 Plan”) and the Terra Industries Inc. Stock Incentive Plan of 2002 (the “2002 Plan”). Upon the adoption of the 2002 Plan, the Company no longer issues share-based awards from the 1992 Plan or the 1997 Plan, however, approximately 592,000 authorized shares have been reserved for awards that were issued prior to the adoption of the 2002 plan. As of March 31, 2006, there were approximately 4,092,000 shares of common stock authorized for issuance under the plans, including approximately 3,500,000, 559,000 and 33,000 authorized for the 2002 Plan, 1997 Plan and 1992 Plan, respectively. Shares for approximately 1,113,000 and 2,526,000 were available and reserved, respectively, for share-based compensation grants as of December 31, 2005.

Awards granted under the plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested stock awards or other share-based awards (i.e. performance shares), with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.

The Compensation Committee of the Company’s Board of Directors administers the plans and determines the exercise price, exercise period, vesting period and all other terms of the grant. All share-based awards to directors, officers and employees expire ten years after the date of grant. ISOs and NQSOs, which are not exercised after vesting, expire ten years after the date of the award. The vesting period for nonvested stock is determined at the grant date of the award; the vesting period is usually three years. The vesting date for other share-based awards is also set at the time of the award but can vary in length; there is usually no expiration date for other share-based awards.

The Company also issues phantom share awards to certain employees. The phantom share awards settle in cash based on the stock price on the vesting date, which is usually three years after the grant date. The Company has recorded a liability for the phantom share awards. For the first three months of 2006, the Company recorded $0.4 million of expense related to the phantom share awards.

Prior to January 1, 2006, the Company accounted for awards issued under its share-based compensation plans using the intrinsic-value method. The Company did not recognize compensation expense on stock options in the three months ended March 31, 2005 as all options granted under the Company’s plans had an exercise price equal to the market price of the Company’s stock on the date of grant and were fully vested. The Company did recognize compensation expense of $0.4 million on nonvested stock awards and phantom share awards in the three months ended March 31, 2005 based on intrinsic value, which was equal to the market price of the Company’s stock on the date of grant.

On January 1, 2006, the Company adopted SFAS 123 R using the modified prospective method. This Statement requires the Company to recognize in net income an estimate of expense for stock awards and options over their vesting periods, typically determined as of the date of grant. Under the modified prospective application, this Statement applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company recognized compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding on January 1, 2006. The compensation cost for that portion of awards was based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. The unearned compensation related to the unvested awards was reclassified against paid-in capital as of January 1, 2006. The cumulative effect of the adoption of SFAS 123 R related to estimating forfeitures of outstanding awards was not significant. Results for prior periods have not been restated.

The following table illustrates the effect on net income and net income per share if the Company had accounted for share-based compensation using the fair value method in the three months ended March 31, 2005:

Three Months Ended
(in thousands, except per-share amounts)	March 31, 2005

Net income available to common shareholders	$3,156
Add: Share based employee compensation expense included in reported net income, net of related tax effects	269
Deduct: Share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(269)

Pro forma net income available to common shareholders	$3,156

Income per share:
Basic — as reported	$0.03

Basic — pro forma	$0.03

Diluted — as reported	$0.03

Diluted — pro forma	$0.03

Compensation cost charged against income and the total income tax benefit recognized for share-based compensation arrangements is included below:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2006	March 31, 2005

Compensation cost charged to SG&A expense	$1,141	$414

Total compensation cost charged to income	$1,141	$414

Income tax benefit	$399	$145

Stock options
The Company has stock options with service conditions. No compensation cost is recognized for the stock options as these instruments were fully vested upon adoption of SFAS 123 R.
A summary of stock option activity as of March 31, 2006, and changes during the three months then ended is presented below:
(options in thousands)

		Weighted
		Average
		Exercise
	Number	Price

Outstanding — beginning of period	592	$5.24
Expired/terminated	—	—
Exercised	—	—

Outstanding — end of period	592	$5.24

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:
(options in thousands)

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$1.43 -$3.88	494	2.8	$3.74	494	$3.74
7.81 - 7.81	6	2.3	7.81	6	7.81
12.13 - 14.75	92	1.3	13.04	92	13.04

Total	592	2.5	$5.24	592	$5.24

No options were granted during 2006.
Nonvested Stock Shares and Phantom Share Awards
The Company currently has outstanding nonvested shares with both service conditions and performance conditions. Nonvested stock shares and phantom share awards with service and performance conditions usually “cliff vest” in three years from the grant date. If the financial performance conditions are not satisfied, the grant will be forfeited.
The Company recognizes compensation expense for nonvested stock share awards over the vesting periods based on fair value, which is equal to the market price of the Company’s stock on the date of grant. The Company recognizes compensation expense for the phantom share awards over the vesting periods based on fair value, which is equal to the market price of the Company’s stock at each reporting period date. Compensation costs for nonvested stock shares and phantom share awards are discounted for estimated forfeitures and then amortized to expense using the straight-line method.

A summary of the status of the Company’s nonvested share awards as of March 31, 2006, and changes during the three months then ended, is:

		Weighted-
		Average
		Grant-Date
(in thousands, except fair values)	Shares	Fair Value

Outstanding at January 1, 2006	1,590	$5.12
Granted	344	6.39
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2006	1,934	$5.35

At March 31, 2006, the total unrecognized compensation cost related to all nonvested share awards was $6.8 million. That cost is expected to be recognized over a weighted-average period of 1.5 years.
12. Guarantor Subsidiaries
The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for March 31, 2006; December 31, 2005; and March 31, 2005 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations for the three months and statements of cash flows for the three months ended March 31, 2006 and 2005 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.
Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Consolidating Balance Sheet as of March 31, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$1	$(27,962)	$72,023	$47,950	$(1)	$92,011
Accounts receivable, net	—	—	35,267	97,997	—	133,264
Inventories	—	—	67,046	135,850	6,559	209,455
Other current assets	3,675	2,804	10,588	9,677	—	26,744

Total current assets	3,676	(25,158)	184,924	291,474	6,558	461,474

Property, plant and equipment, net	—	—	268,163	460,310	2	728,475
Equity method investments	—	—	—	172,702	—	172,702
Intangible assets, other assets and deferred plant turnaround costs	—	9,778	5,476	49,707	(2)	64,959
Investments in and advanced to (from) affiliates	757,256	583,061	1,379,180	480,795	(3,200,292)	—

Total assets	$760,932	$567,681	$1,837,743	$1,454,988	$(3,193,734)	$1,427,610

Liabilities
Debt due within one year	$—	$—	$12	$—	$—	$12
Accounts payable	18	—	24,383	53,144	1	77,546
Accrued expenses and other current liabilities	1,212	96,550	39,742	61,192	(70,520)	128,176

Total current liabilities	1,230	96,550	64,137	114,336	(70,519)	205,734

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	—	51,075	—	51,075
Pension and other liabilities	148,401	(168)	10,549	1,448	(1)	160,229
Minority interest	—	17,934	73,728	—	—	91,662

Total liabilities and minority interest	149,631	445,616	148,414	166,859	(70,520)	840,000

Preferred stock	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	146,994	—	73	49,709	(49,782)	146,994
Paid-in capital	714,873	150,218	1,797,069	1,529,005	(3,483,076)	708,089
Accumulated other comprehensive income (loss) compensation	(68,711)	—	—	17,370	(15,416)	(66,757)
Retained earnings (deficit)	(297,655)	(28,153)	(107,813)	(307,955)	425,060	(316,516)

Common shareholders’ equity	495,501	122,065	1,689,329	1,288,129	(3,123,214)	471,810

Total liabilities and minority interest, preferred stock and common shareholders equity	$760,932	$567,681	$1,837,743	$1,454,988	$(3,193,734)	$1,427,610

Consolidating Statement of Operations for the three months ended March 31, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$114,939	$282,804	$1	$397,744
Other revenues	—	—	1,790	(614)	—	1,176

Total revenues	—	—	116,729	282,190	1	398,920

Cost and Expenses
Cost of sales	—	—	136,529	293,574	(6,586)	423,517
Selling, general and administrative expenses	525	(1,842)	1,539	5,227	6,261	11,710
Equity in the (earnings) loss of subsidiaries	(9,175)	(2,097)	—	(31,454)	34,585	(8,141)

Total cost & expenses	(8,650)	(3,939)	138,068	267,347	34,260	427,086

Income (loss) from operations	8,650	3,939	(21,339)	14,843	(34,259)	(28,166)
Interest income	—	570	1,607	1,014	(1,607)	1,584
Interest expense	(465)	(11,702)	(2)	(1,705)	2,102	(11,772)

Income (loss) before income taxes and minority interest	8,185	(7,193)	(19,734)	14,152	(33,764)	(38,354)
Income tax benefit	10,762	—	—	3,004	—	13,766
Minority interest	—	115	481	—	1	597

Net (loss) income	$18,947	$(7,078)	$(19,253)	$17,156	$(33,763)	$(23,991)

Consolidating Statement of Cash Flows for the three months ended March 31, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$18,947	$(7,078)	$(19,253)	$17,156	$(33,763)	$(23,991)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	8,785	17,184	313	26,282
Deferred income taxes	—	—	—	(13,766)	—	(13,766)
Minority interest in earnings	—	(115)	(480)	—	(2)	(597)
Equity in undistributed Earnings	9,175	2,097	—	(15,173)	12,041	8,140
Non-cash loss on derivatives	—	—	2,780	3,081	—	5,861
Share-based compensation	1,397	—	—	—	(1)	1,396
Change in operating assets and liabilities	(1,146)	15,944	6,045	80,376	(82,161)	19,668

Net Cash Flows from Operating Activities	28,373	10,848	(2,123)	88,858	(103,573)	22,383

Investing Activities
Purchase of property, plant and equipment	—	—	(1,725)	(10,733)	79	(12,379)
Plant turnaround expenditures	—	—	(82)	(11,386)	1	(11,467)
Distributions received from unconsolidated affiliates	—	—	—	1,594	—	1,594
Restricted cash	—	—	8,595	—	—	8,595
Proceeds from the sale of property, plant and equipment	—	—	—	275	—	275

Net Cash Flows from Investing Activities	—	—	6,788	(20,250)	80	(13,382)

Financing Activities
Principal payments under borrowing arrangements	—	—	(14)	(12)	—	(26)
Preferred share dividends paid	(1,275)	—	—	—	—	(1,275)
Change in investments and advances from (to) affiliates	(27,098)	(50,318)	—	(26,077)	103,493	—

Net Cash Flows from Financing Activities	(28,373)	(50,318)	(14)	(26,089)	103,493	(1,301)

Effect of Foreign Exchange Rate on Cash	—	—	—	(2,055)	—	(2,055)

Increase (decrease) in Cash and Cash Equivalents	—	(39,470)	4,651	40,464	—	5,645

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Year	$1	$(27,962)	$72,023	$47,950	$(1)	$92,011

Consolidating Balance Sheet for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$11,508	$75,967	$7,486	$(1)	$94,961
Accounts receivable, net	—	1,563	54,486	150,357	1	206,407
Inventories	—	—	60,350	119,061	10,903	190,314
Other current assets	9,198	12,704	9,720	22,763	193	54,578

Total current assets	9,199	25,775	200,523	299,667	11,096	546,260

Property, plant and equipment, net	—	—	275,223	458,313	—	733,536
Equity investments	—	—	—	183,884	—	183,884
Deferred plant turnaround costs, intangible and other assets	—	10,861	7,299	42,139	(354)	59,945
Investments in and advances to (from) affiliates	747,233	536,937	1,358,920	618,155	(3,261,245)	—

Total Assets	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Liabilities
Debt due within one year	$—	$—	$26	$12	$—	$38
Accounts payable	210	—	48,501	77,152	—	125,863
Accrued and other liabilities	3,119	92,984	54,855	63,670	(76,719)	137,909

Total current liabilities	3,329	92,984	103,382	140,834	(76,719)	263,810

Long-term debt and capital Lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	—	70,088	(4,090)	65,998
Pension and other liabilities	148,793	—	11,173	1,591	(1)	161,556
Minority interest	—	18,049	74,209	—	—	92,258

Total liabilities and minority interest	152,122	442,333	188,764	212,513	(80,810)	914,922

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	146,994	—	73	49,709	(49,782)	146,994
Paid in capital	712,671	150,218	1,741,688	1,473,065	(3,364,971)	712,671
Accumulated other comprehensive income income (loss) and unearned compensation	(63,728)	—	—	5,232	(17,016)	(75,512)
Retrained earnings (deficit)	(307,427)	(18,978)	(88,560)	(138,361)	262,076	(291,250)

Total stockholders’ equity	488,510	131,240	1,653,201	1,389,645	(3,169,693)	492,903

Total liabilities and stockholders’ equity	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Consolidating Balance Sheet as of March 31, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and short-term investments	$1	$76,435	$38,222	$90,343	$—	$205,001
Accounts receivable, net	—	(67)	31,829	125,918	—	157,680
Inventories	—	—	28,599	110,137	—	138,736
Other current assets	15,193	6,365	11,003	18,103	2,586	53,250

Total current assets	15,194	82,733	109,653	344,501	2,586	554,667

Property, plant and equipment, net	—	—	297,667	483,715	(1,980)	779,402
Intangible, other assets and deferred plant turnaround costs	2,127	12,893	12,916	53,596	(609)	80,923
Equity method investments	—	—	—	222,453	—	222,453
Investments in and advances to (from) affiliates	747,286	420,347	1,331,267	65,587	(2,564,487)	—

Total assets	$764,607	$515,973	$1,751,503	$1,169,852	$(2,564,490)	$1,637,445

Liabilities
Debt due within one year	$—	$—	$91	$60	$—	$151
Accounts payable	155	—	26,330	65,405	(15)	91,875
Accrued expenses and other current liabilities	33,185	16,892	52,827	98,618	16	201,538

Total current liabilities	33,340	16,892	79,248	164,083	1	293,564

Long-term debt and capital lease obligations	—	331,300	12	63,178	—	394,490
Deferred income taxes	(8,829)	—	—	74,732	—	65,903
Pension and other liabilities	112,493	—	14,470	36,810	(16)	163,757
Minority interest	—	18,270	75,133	—	—	93,403

Total liabilities	137,004	366,462	168,863	338,803	(15)	1,011,117

Preferred stock	133,069	—	—	—	—	133,069

Shareholders’ Equity
Common stock	144,562	—	73	49,709	(49,782)	144,562
Paid-in capital	681,540	150,219	1,784,676	926,000	(2,860,895)	681,540
Accumulated other comprehensive loss	(25,492)	(25,492)	—	31,139	(5,647)	(25,492)
Unearned compensation	(2,304)	—	—	—	—	(2,304)
Retained earnings (deficit)	(303,772)	24,784	(202,109)	(175,799)	351,849	(305,047)

Total shareholders’ equity	494,534	149,511	1,582,640	831,049	(2,564,475)	493,259

Total liabilities and shareholders equity	$764,607	$515,973	$1,751,503	$1,169,852	$2,564,490	$1,637,445

Consolidating Statement of Operations for the three months ended March 31, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$129,374	$315,444	$4,591	$449,409
Other income, net	—	—	4,769	426	(4,592)	603

	—	—	134,143	315,870	(1)	450,012

Cost and Expenses
Cost of sales	—	—	124,689	290,275	(1,221)	413,743
Selling, general and administrative expenses	498	(1,731)	5,658	4,801	1,227	10,453
Equity in the (earnings) loss of subsidiaries	(2,962)	(12,519)	—	(5,007)	15,481	(5,007)

Total cost and expenses	(2,464)	(14,250)	130,347	290,069	15,487	419,189

Income from operations	2,464	14,250	3,796	25,801	(15,488)	30,823
Interest income	—	766	1,117	998	(1,127)	1,754
Interest expense	(490)	(11,232)	(5)	(5,446)	1,320	(15,853)
Loss on early retirement of debt	—	—	—	(10,804)	—	(10,804)
Change in fair value of warrant liability	4,900	—	—	—	—	4,900

Income before income taxes and minority interest	6,874	3,784	4,908	10,549	(15,295)	10,820
Income tax benefit (provision)	(2,443)	—	—	258	—	(2,185)
Minority interest	—	(822)	(3,382)	—	—	(4,204)

Net income (loss)	$4,431	$2,962	$1,526	$10,807	$(15,295)	$4,431

Consolidating Statement of Cash Flows for the three months ended March 31, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$4,431	$2,962	$1,526	$10,807	$(15,295)	$4,431
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss on early retirement of debt	—	—	—	9,418	—	9,418
Change in fair value of warrants	(4,900)	—	—	—	—	(4,900)
Depreciation and amortization	—	—	10,672	18,504	—	29,176
Deferred income taxes	15,625	—	—	(755)	(7,793)	7,077
Minority interest in earnings	—	822	3,382	—	—	4,204
Equity in earnings (loss) of subsidiaries	(2,962)	(12,519)	—	(5,007)	15,481	(5,007)
Non-cash loss on derivatives	—	—	(258)	(367)	—	(625)
Share-based compensation	414	—	—	—	—	414
Term loan discount accretion	—	—	—	1,209	—	1,209
Change in operating assets and liabilities	(34,244)	23,927	(25,647)	884	28,208	(6,872)

Net Cash Flows from Operating Activities	(21,636)	15,192	(10,325)	34,693	20,601	38,525

Investing Activities
Capital expenditures	—	—	(767)	(5,653)	—	(6,420)
Plant turnaround expenditures	—	—	—	(7,032)	—	(7,032)

Net Cash Flows from Investing Activities	—	—	(767)	(12,685)	—	(13,452)

Financing Activities
Principal payments on long-term debt	—	—	(27)	(50,015)	—	(50,042)
Proceeds from exercise of stock options	102	—	—	—	—	102
Distributions to minority interests	—	(586)	(2,412)	—	—	(2,998)
Change in investments and advances from (to) affiliates	21,534	(142,862)	23,210	117,787	(19,669)	—

Net Cash Flows from Financing Activities	21,636	(143,448)	20,771	67,772	(19,668)	(52,938)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(932)	(932)

Increase (decrease) in Cash and Cash Equivalents	—	(128,256)	9,679	89,780	—	(28,797)

Cash and Cash Equivalents at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Cash Equivalents at End of Year	$1	$76,435	$38,222	$90,343	$—	$205,001

13.	Subsequent Event

On April 27, 2006, the Company announced a stock buyback program under which the Company could repurchase up to 10 percent of its outstanding common stock. The stock buyback program will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. Purchases may be commenced or suspended at any time without notice.

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
Natural gas is the most significant raw material in the production of nitrogen products. North American natural gas costs have increased substantially since 1999. Since Terra competes with nitrogen products imported from regions with lower natural gas costs, the oversupply situation during most of the three years ending December 31, 2003 did not allow the Company and other North American producers to increase selling prices to levels necessary to cover the natural gas cost increases. This resulted in curtailments of North American nitrogen production.
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
During the third quarter of 2005, the cost of natural gas had increased to unprecedented levels due to supply disruptions caused by Hurricanes Katrina and Rita. The 2006 first quarter cost of Terra’s natural gas supplies increased approximately 47 percent, or $67 million from the 2005 first quarter. Terra’s natural gas forward purchase contracts increased 2006 first quarter costs by $34 million for losses on financial positions, most of which were entered into during the 2005 fourth quarter for fixed price sales commitments.
During the 2006 first quarter, Terra’s manufacturing plants operated at less than 65 percent of capacity in response to slow demand and high natural gas cost. Much of the curtailed production was replaced with purchased product from other suppliers.
Terra’s sales volumes depend primarily on its plants’ operating rates. The Company also purchases product from other manufacturers and importers for resale; however, historic gross margins on these volumes have not been significant. Profitability and cash flows from Terra’s nitrogen products business are affected by the Company’s ability to manage its costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting Terra’s nitrogen products results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties” sections of Terra’s 2005 Form 10-K filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2006 COMPARED WITH
QUARTER ENDED MARCH 31, 2005
Consolidated Results
Terra reported net loss of $24.0 million for the 2006 first quarter compared with a 2005 net income of $4.4 million. The decrease is primarily due to a decrease in revenue and higher natural gas costs. The decrease in revenues was primarily due to lower sales volume in response to higher sales prices and the curtailment of certain production facilities as the result of the increased cost of natural gas during the first quarter of 2006.
Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s methanol manufacturing plant.
Total revenues and income (loss) from operations by segment for the three-month period ended March 31, 2006 and 2005 follow:

(in thousands)	2006	2005

REVENUES:
Nitrogen Products	$396,371	$439,322
Methanol	1,373	10,087
Other	1,176	603

	$398,920	$450,012

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$(24,987)	$31,658
Methanol	(2,792)	(674)
Other	(387)	(161)

	$(28,166)	$30,823

Nitrogen Products
Volumes and prices for the three-month periods ended March 31, 2006 and 2005 are:
VOLUMES AND PRICES

	2006		2005
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	400	$363	491	$271
Nitrogen solutions	705	$157	1,088	$136
Urea	38	$297	47	$239
Ammonium nitrate	224	$225	405	$189

*	After deducting outbound freight costs
Nitrogen products segment revenues for the quarter ended March 31, 2006 declined $43.0 million, or 10%, compared with the same 2005 quarter primarily due to lower sales volumes, offset by increased prices. Price increases reflected industry-wide increased manufacturing costs, primarily related to natural gas. However, the price increases have caused the Company’s customers to reduce first quarter 2006 nitrogen product purchases from the prior year.
The operating loss for the 2006 first quarter was $28.1 million and was $58.9 million less than the operating profit of $30.8 million in the 2005 first quarter. Higher 2006 unit prices contributed about $56.0 million to operating income (net of cost increases to resale nitrogen products), but were more than offset by higher costs for natural gas and purchased nitrogen products. First quarter 2006 natural gas costs increased $68.9 million from the prior year, including the effects of forward price contracts that were $34.8 million higher than spot prices. In addition, first quarter 2006 manufacturing output was curtailed to about 65% of capacity in response to slow demand and high natural gas costs with much of the curtailed production replaced by purchased product at a cost approximately $31.2 million higher than 2005 first quarter production costs. First quarter 2006 gross profits also declined $10.7 million from 2005 as the result of lower sales volumes.
Methanol
For the three months ended March 31, 2006 and 2005, the Methanol segment had revenues of $1.4 million and $10.1 million, respectively. The decrease was primarily due to the facility at Woodward, Oklahoma being curtailed during the 2006 first quarter as a result of the high gas costs and no estimated profit-sharing revenue under the Methanex contract. In the 2005 first quarter, approximately 7.3 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 0.2 million gallons of methanol sold in the 2006 first quarter. The Company estimated that there would be no profit sharing in the first quarter 2006 due to the high gas costs, compared to approximately $3.0 million in the 2005 first quarter.
The methanol segment had an operating loss of $2.8 million for the 2006 first quarter compared to operating loss of $0.7 million for the 2005 first quarter.
Interest Expense
Interest expense decreased approximately $4.1 million to $11.8 million during the 2006 first quarter as compared to $15.9 million for the prior year period due primarily to repayment of approximately $125.0 million of debt during 2005 first and second quarters.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2006 and 2005 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the first quarter 2006 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 36% and 33% in the quarters ended March 31, 2006 and 2005, respectively. The tax rate increase was due primarily to permanent differences in book and taxable income relating to the prepayment of debt and the change in the fair value of the warrant liability for the three-month period ended March 31, 2005 as compared to the same period of 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $92.0 million at March 31, 2006. Terra’s primary uses of funds are to fund its working capital requirements, make payments on its debt and other obligations and fund plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.
Net cash provided by operations in the first three months of 2006 was $22.4 million, composed of $2.7 million of cash provided from operating activities and $19.7 million from working capital reductions. The primary working capital reduction was a $73.8 million decrease in accounts receivable due to reduced first quarter sales volumes. The accounts receivable decline was offset by cash needs to fund a $17.4 million increase in inventory and a $43.3 million decrease in current liabilities relating principally to slower sales activity and reduced natural gas spot prices at the end of the first quarter.
During the first three months, Terra funded plant and equipment purchases of $12.4 million primarily for replacement or stay-in-business capital needs. Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant, generally every two years. Terra funded $11.5 million of plant turnaround costs in the first three months of 2006.
In March 2005, the Company repaid $50.0 million of the term loan from available cash. In June 2005, the Company repaid $75.0 million of the term loan from available cash.
The Company paid dividends on the outstanding preferred stock of $1.3 million for the three-month period ending March 31, 2006. No dividends were paid on the outstanding preferred stock for the three-month period ending March 31, 2005.
Distributions paid to the minority TNCLP common unitholders in the first three months of 2006 and 2005 were $0 million and $3.0 million, respectively. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.
On April 27, 2006, the Company announced a stock buyback program under which the Company could repurchase up to 10 percent of its outstanding common stock. The stock buyback program will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. Purchases may be commenced or suspended at any time without notice.
Terra has revolving credit facilities totaling $200 million that expire in June 2008. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. At March 31, 2006, borrowing availabilities exceeded the credit facilities’ $200 million maximum. There were no outstanding revolving credit borrowings and there were $14.3 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $185.7 million under the facilities. The Company is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Company’s borrowing availability falls below a combined $60 million, the Company is required to have generated $60 million of operating cash flows, or earnings before interest income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.

The Company’s ability to meet credit facility covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Access to adequate bank facilities is critical to funding the Company’s operating cash needs. Based on current market conditions for our finished products and natural gas, the Company anticipates that it will be able to meet its covenants through 2006. If there were to be any adverse changes in the factors discussed above, the Company may need a waiver of its credit facility covenants, of which, there is no assurance that the Company could receive such waivers.
There were no material changes outside the ordinary course of business to the Company’s contractual obligations presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to Terra’s operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. Terra manages its exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. Terra intends to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2005 provides more information as to the types of practices and instruments used to manage risk. Natural gas prices have decreased substantially from December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS
There were no significant changes in the Company’s risk factors during 2006 as compared to the risk factors identified in the Company’s 2005 Form 10-K.
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

TERRA INDUSTRIES INC.

Date: May 9, 2006	/s/ Francis G. Meyer

Francis G. Meyer
Senior Vice President and Chief Financial
Officer and a duly authorized signatory