Form 10-Q
period 2006-06-30
TERRA INDUSTRIES INC
filed 2006-08-01
CIK 722079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number: 1-8520
TERRA INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1145429 (I.R.S. Employer Identification No.)

Terra Centre P.O. Box 6000 600 Fourth Street Sioux City, Iowa (Address of principal executive offices)	51102-6000 (Zip Code)
Registrant’s telephone number, including area code: (712) 277-1340
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐       Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 24, 2006, the following shares of the registrant’s stock were outstanding:
Common Shares, without par value                                       93,214,574 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,	June 30,
	2006	2005	2005
Assets
Cash and cash equivalents	$85,243	$86,366	$92,451
Restricted cash	—	8,595	—
Accounts receivable, less allowance for doubtful accounts of $110, $234 and $207	195,504	206,407	161,600
Inventories	169,865	190,314	150,461
Other current assets	13,194	54,578	31,195

Total current assets	463,806	546,260	435,707

Property, plant and equipment, net	737,883	733,536	779,951
Equity method investments	160,691	183,884	187,897
Deferred plant turnaround costs	36,848	27,447	30,491
Intangible assets	6,586	7,526	10,525
Other assets	27,657	24,972	11,506

Total assets	$1,433,471	$1,523,625	$1,456,077

Liabilities
Debt due within one year	$8	$38	$113
Accounts payable	118,580	125,863	87,360
Customer prepayments	13,589	52,913	6,223
Accrued expenses and other current liabilities	62,687	84,996	59,291

Total current liabilities	194,864	263,810	152,987

Long-term debt and capital lease obligations	331,300	331,300	331,308
Deferred income taxes	57,174	65,998	74,036
Pension liabilities	119,900	120,236	119,555
Other liabilities	38,399	41,320	45,568
Minority interest	95,905	92,258	98,059

Total liabilities and minority interest	837,542	914,922	821,513

Preferred Stock - liquidation value of $120,000, $120,000 and $136,718	115,800	115,800	132,519

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 93,215; 95,171 and 93,010 outstanding	145,044	146,994	144,580
Paid-in capital	696,861	712,671	693,875
Accumulated other comprehensive loss	(50,241)	(70,143)	(49,767)
Unearned compensation	—	(5,369)	(2,023)
Accumulated deficit	(311,535)	(291,250)	(284,620)

Total common shareholders’ equity	480,129	492,903	502,045

Total liabilities and minority interest, preferred stock and common shareholders’ equity	$1,433,471	$1,523,625	$1,456,077

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Product revenues	$521,808	$487,415	$919,551	$935,338
Other income	1,712	2,578	2,888	4,667

Total revenues	523,520	489,993	922,439	940,005

Costs and Expenses
Cost of sales	491,170	408,587	914,686	822,330
Selling, general and administrative expense	13,006	16,046	24,716	26,499
Equity in earnings of unconsolidated affiliates	(6,880)	(4,401)	(15,021)	(9,407)

	497,296	420,232	924,381	839,422

Income (loss) from operations	26,224	69,761	(1,942)	100,583
Interest income	1,824	1,667	3,408	3,421
Interest expense	(11,782)	(14,130)	(23,554)	(29,983)
Loss on early retirement of debt	—	(16,389)	—	(27,193)
Change in fair value of warrant liability	—	3,960	—	8,860

Income (loss) before income taxes and minority interest	16,266	44,869	(22,088)	55,688
Income tax benefit (provision)	(5,766)	(15,975)	8,000	(18,160)
Minority interest	(4,243)	(7,192)	(3,647)	(11,395)

Net income (loss)	6,257	21,702	(17,735)	26,133
Preferred share dividends	(1,275)	(1,275)	(2,550)	(2,550)

Net Income (Loss) Available to Common Shareholders	$4,982	$20,427	$(20,285)	$23,583

Basic and diluted income (loss) per share:
Basic	$0.05	$0.22	$(0.22)	$0.26
Diluted	$0.05	$0.20	$(0.22)	$0.24

Basic and diluted weighted average shares outstanding:
Basic	93,317	91,439	93,592	91,415
Diluted	95,212	107,123	93,592	106,780
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net income (loss)	$(17,735)	$26,133
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	52,696	60,131
Deferred income taxes	(8,000)	22,833
Minority interest in earnings	3,647	11,395
Equity in undistributed earnings	9,944	(9,407)
Non-cash loss on derivatives	1,573	460
Share-based compensation	2,317	941
Amortization of intangible and other assets	5,165	5,031
Non-cash loss on early retirement of debt	—	22,543
Change in fair value of warrant liability	—	(8,860)
Term loan discount accretion	—	1,774
Changes in operating assets and liabilities:
Accounts receivable	16,200	(14,750)
Inventories	27,994	(4,068)
Accounts payable and customer prepayments	(49,790)	(165,657)
Other assets and liabilities, net	(1,928)	42,269

Net cash flows from operating activities	42,083	(9,232)

Investing Activities
Purchase of property, plant and equipment	(26,636)	(10,213)
Plant turnaround expenditures	(22,112)	(7,375)
Distributions received from unconsolidated affiliates	9,660	23,625
Changes in restricted cash	8,595	—
Proceeds from the sale of property, plant and equipment	275	—

Net cash flows from investing activities	(30,218)	6,037

Financing Activities
Payments under borrowings arrangements	(30)	(125,084)
Preferred share dividends paid	(2,550)	(3,400)
Payments under share repurchase program	(14,428)	—
Proceeds from exercise of stock options	363	114
Distributions to minority interests	—	(5,535)

Net cash flows from financing activities	(16,645)	(133,905)

Effect of exchange rate changes on cash	3,657	(4,247)

Increase (decrease) to cash and cash equivalents	(1,123)	(141,347)
Cash and cash equivalents at beginning of period	86,366	233,798

Cash and cash equivalents at end of period	$85,243	$92,451

Supplemental cash flow information:
Interest paid	$21,066	$24,302
Income tax refunds received	—	11,049
Income taxes paid	1,046	398
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands)
(unaudited)

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
	Stock	Capital	Loss	Compensation	Deficit	Total	Loss

Balance at January 1, 2006	$146,994	$712,671	$(70,143)	$(5,369)	$(291,250)	$492,903

Comprehensive income (loss):
Net loss	—	—	—	—	(17,735)	(17,735)	$(17,735)
Foreign currency translation adjustment	—	—	19,371	—	—	19,371	19,371
Change in fair value of derivatives, net of taxes of $321	—	—	531	—	—	531	531

Comprehensive income							$2,167

Preferred share dividends	—	—	—	—	(2,550)	(2,550)
Exercise of stock options	95	268	—	—	—	363
Shares purchased and retired under share repurchase program	(2,045)	(12,383)	—	—	—	(14,428)
Reclassification for adoption of FAS 123 R	—	(5,369)	—	5,369	—	—
Share-based compensation	—	1,674	—	—	—	1,674

Balance at June 30, 2006	$145,044	$696,861	$(50,241)	$—	$(311,535)	$480,129

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
	Stock	Capital	Loss	Compensation	Deficit	Total	Income

Balance at January 1, 2005	$144,531	$681,639	$(55,994)	$(2,568)	$(308,203)	$459,405

Comprehensive income (loss):
Net income	—	—	—	—	26,133	26,133	$26,133
Foreign currency translation adjustment	—	—	(19,215)	—	—	(19,215)	(19,215)
Change in fair value of derivatives, net of taxes of $2,882	—	—	25,442	—	—	25,442	25,442

Comprehensive income							$32,360

Preferred share dividends	—	—	—	—	(2,550)	(2,550)
Reclassification of warrant liability	—	12,240	—	—	—	12,240
Exercise of stock options	42	62	—	—	—	104
Nonvested stock	7	(66)	—	(146)	—	(205)
Amortization of unearned compensation	—	—	—	691	—	691

Balance at June 30, 2005	$144,580	$693,875	$(49,767)	$(2,023)	$(284,620)	$502,045

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

Share-Based Compensation

During the 2006 first quarter, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123 R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123 R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123 R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123 R. The Company adopted SFAS 123 R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 (See Note 11).

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

2.	Income (Loss) Per Share

Basic income (loss) per share data is based on the weighted-average number of Common Shares outstanding during the period. Diluted income (loss) per share data is based on the weighted-average number of Common Shares outstanding and the effect of all dilutive potential common shares including stock options, nonvested shares, convertible preferred shares and common stock warrants. Nonvested stock carries dividend and voting rights, but is not involved in the weighted average number of common shares outstanding used to compute basic income (loss) per share.

The following table provides a reconciliation between basic and diluted income (loss) per share for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per-share amounts)	2006	2005	2006	2005

Basic income (loss) per share computation:
Income (loss) from continuing operations	$6,257	$21,702	$(17,735)	$26,133
Less: Preferred share dividends	(1,275)	(1,275)	(2,550)	(2,550)

Income (loss) available to common shareholders	$4,982	$20,427	$(20,285)	$23,583

Weighted average shares outstanding	93,317	91,439	93,592	91,415

Basic income (loss) per common share	0.05	0.22	$(0.22)	$0.26

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$4,982	$20,427	$(20,285)	$23,583
Add: Preferred share dividends	—	1,275	—	2,550

Income (loss) available to common shareholders and assumed conversions	$4,982	$21,702	$(20,285)	$26,133

Weighted average shares outstanding	93,317	91,439	93,592	91,415
Add incremental shares from assumed conversions:
Preferred shares	—	14,140	—	14,162
Nonvested stock	681	670	—	659
Common stock warrants	1,042	687	—	345
Common stock options	172	187	—	199

Dilutive potential common shares	95,212	107,123	93,592	106,780

Diluted income (loss) per common share	$0.05	$0.20	$(0.22)	$0.24

For the three- and six-month periods ended June 30, 2006 and 2005, common stock options totaling 0.1 million shares were excluded from the computation of diluted income per share because the exercise prices of these options exceeded the average market price of the Company’s stock for the respective periods, and the effect of their inclusion would have been antidilutive.

For the three-month period ending June 30, 2006, preferred shares of 0.1 million were excluded from the computation of diluted earnings per share. These preferred shares were antidilutive using the if-converted method.

For the six-month period ended June 30, 2006, all preferred shares, nonvested stock and common stock options were antidilutive in 2006 because the Company was in a net loss position. As such, these instruments were excluded from the computation of the diluted income (loss) per share for the six-month period ended June 30, 2006.

3.	Inventories

Inventories consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005

Raw materials	$23,500	$22,487	$22,330
Supplies	55,517	55,647	53,315
Finished goods	90,848	112,180	74,816

Total	$169,865	$190,314	$150,461

Inventory is valued at actual first in — first out cost. Costs include raw material, labor and overhead.

4.	Derivative Financial Instruments

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

The following summarizes open natural gas derivative contracts at June 30, 2006 and 2005:

(in thousands)	2006		2005
	Contract	Open Position	Contract	Open Positions
	MMBtu	Gain (Loss)	MMBtu	Gain (Loss)

Swaps	13,497	$(9,513)	19,459	$15,900
Basis swaps	7,060	569	—	—
Purchased put options	230	304	18,638	(4,288)
Sold call options	230	—	16,488	(2,103)

Unrealized gain (loss) of open positions		(8,640)		9,509
Ineffective positions (credited) charged to cost of sales		1,606		(460)

Deferred gain (loss) of open positions		(7,034)		9,049
Income tax benefit (provision)		2,456		(2,914)

Accumulated other comprehensive gain (loss)		$(4,578)		$6,135

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

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended June 30, 2006 and 2005 follows:

	Three Months Ended
	June 30,
	2006		2005
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated gain (loss)	$(3,962)	$(2,599)	$23,366	$14,487
Net increase (decrease) in market value	(10,799)	(6,929)	(5,758)	(5,095)
Reclassification into earnings	7,727	4,950	(8,559)	(3,257)

Ending accumulated gain (loss)	$(7,034)	$(4,578)	$9,049	$6,135

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the six-month periods ended June 30, 2006 and 2005 follows:

	Six Months Ended
	June 30,
	2006		2005
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated loss	$(7,886)	$(5,109)	$(16,829)	$(19,307)
Net increase (decrease) in market value	(41,738)	(27,080)	17,931	17,970
Reclassification into earnings	42,590	27,611	7,947	7,472

Ending accumulated gain (loss)	$(7,034)	$(4,578)	$9,049	$6,135

Approximately $4.6 million of the accumulated other comprehensive loss, net of tax, at June 30, 2006 will be reclassified into earnings during 2006.

At times, the Company uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At June 30, 2006, the Company had no open swap contracts.

5.	Equity Investments

Terra’s investments in companies that are accounted for on the equity method of accounting consists of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s nitrogen plant. These investments were $160.7 million at June 30, 2006. Terra includes the net earnings of these investments as an element of income from operations since the investee’s operations provide additional capacity to Terra.

The combined results of operations and financial position of Terra’s equity method investments are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Condensed income statement information:
Net sales	$47,197	$36,933	$101,865	$79,736

Net income	$12,199	$11,226	$28,481	$29,769

Terra’s equity in earnings of unconsolidated affiliates	$6,880	$4,401	$15,021	$9,407

	June 30,	June 30,
(in thousands)	2006	2005

Condensed balance sheet information:
Current assets	$41,210	$56,467
Long-lived assets	200,317	245,257

Total assets	$241,527	$301,724

Current liabilities	$31,929	$22,417
Long-term liabilities	—	300
Equity	209,598	279,007

Total liabilities and equity	$241,527	$301,724

The carrying value of these investments at June 30, 2006 was $55.9 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years.

Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the six-month period ending June 30, 2006, Terra purchased approximately $55.8 million of ammonia from PLNL. As of June 30, 2006 PLNL made cash distributions to its shareholders, of which Terra’s portion was $33.8 million during the six-month period. During the first half of 2005, Terra purchased approximately $33.4 million of ammonia from PLNL. During the first half of 2005, Terra’s portion of cash distributions from PLNL was $22.5 million.

6.	Long-term Debt and Capital Lease Obligation

Long-term debt and capital lease obligations consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005

Secured Senior Notes, 12.875% due 2008	$200,000	$200,000	$200,000

Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	131,300	131,300
Other	8	38	121

Total long-term debt and capital lease obligations	331,308	331,338	331,421
Less current maturities	8	38	113

Total long-term debt and capital lease obligations	$331,300	$331,300	$331,308

The Company has revolving credit facilities totaling $200 million that expire June 30, 2008. The revolving credit facility is secured by substantially all of the assets of the Company other than the assets collateralizing the Senior Secured Notes. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. As of June 30, 2006, the Company had borrowing availability of $200 million. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of the Company’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at the Company’s option, a London Interbank Offered Rate (LIBOR). At June 30, 2006, the LIBOR rate was 5.35%. The base rate is the highest of

(1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margin for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at June 30, 2006. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At June 30, 2006, the Company had no outstanding revolving credit borrowings and $16.0 million in outstanding letters of credit. The $16.0 million in outstanding letters of credit reduced the Company’s borrowing availability to $184.0 million at June 30, 2006. The credit facilities require that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If the Company’s borrowing availability falls below $60 million, the Company is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

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

The estimated components of net periodic pension expense follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Service cost	$744	$683	$1,488	$1,366
Interest cost	5,888	3,917	11,776	7,834
Expected return on plan assets	(5,394)	(3,070)	(10,788)	(6,140)
Amortization of prior service cost	(7)	5	(14)	11
Amortization of actuarial loss	1,408	1,222	2,816	2,444
Amortization of net assets	—	13	—	25
Termination charge	291	—	582	—

Pension Expense	$2,930	$2,770	$5,860	$5,540

Cash contributions to the defined benefit pension plans for the three months ended June 30, 2006 and 2005 were $1.8 million and $2.7 million, respectively. Cash contributions to the defined benefit pension plans for the six months ended June 30, 2006 and 2005 were $3.5 million and $4.3 million, respectively.

Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company contributions to these plans for the three-month periods ending June 30, 2006 and 2005 totaled $1.3 million and $1.1 million, respectively. Contributions to these plans for the six-month periods ending June 30, 2006 and 2005 were $2.8 million and $2.3 million, respectively.
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

The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2006 and 2005 follow:

	Foreign		Minimum
	Currency	Fair Value of	Pension
	Translation	Derivatives,	Liability, net of
(in thousands)	Adjustment	net of taxes	taxes	Total

Balance December 31, 2005	$(9,100)	$(5,109)	$(55,934)	$(70,143)
Change in foreign translation adjustment	19,371	—	—	19,371
Reclassification to earnings	—	(27,080)	—	(27,080)
Change in fair value of derivatives	—	27,611	—	27,611

Balance June 30, 2006	$10,271	$(4,578)	$(55,934)	$(50,241)

Balance December 31, 2004	$14,287	$(19,307)	$(50,974)	$(55,994)
Change in foreign translation adjustment	(19,215)	—	—	(19,215)
Reclassification to earnings	—	7,472	—	7,472
Change in fair value of derivatives	—	17,970	—	17,970

Balance June 30, 2005	$(4,928)	$6,135	$(50,974)	$(49,767)

9.	Industry Segment Data

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

The following summarizes operating results by business segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2006	2005	2006	2005

Revenues — Nitrogen Products	$516,591	$477,549	$912,962	$915,385
- Methanol	5,217	9,866	6,589	19,953
- Other	1,712	2,578	2,888	4,667

Total revenues	$523,520	$489,993	$922,439	$940,005

Income (loss) from operations
- Nitrogen Products	$29,676	$73,839	$4,689	$105,497
- Methanol	(3,250)	(2,415)	(6,042)	(3,089)
- Other	(202)	(1,663)	(589)	(1,825)

Income (loss) from operations	$26,224	$69,761	$(1,942)	$100,583

The following summarizes geographic revenues information for the three- and six-month period ending June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2006	2005	2006	2005

United States	$402,821	$393,982	$710,184	$730,924
Canada	19,559	18,806	35,882	30,475
United Kingdom	101,140	77,205	176,373	178,606

	$523,520	$489,993	$922,439	$940,005

10.	Commitments and Contingencies

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

The Company sponsors three share-based compensation plans — the Inspiration Resources Corporation 1992 Stock Incentive Plan (the “1992 Plan”), the Terra Industries Inc. 1997 Stock Incentive Plan (the “1997 Plan”) and the Terra Industries Inc. Stock Incentive Plan of 2002 (the “2002 Plan”). Upon the adoption of the 2002 Plan, the Company no longer issues share-based awards from the 1992 Plan or the 1997 Plan, however, approximately 497,000 authorized shares have been reserved for awards that were issued prior to the adoption of the 2002 plan. As of June 30, 2006, there were approximately 3,997,000 shares of common stock authorized for issuance under the plans, including approximately 3,500,000, 464,000 and 33,000 authorized for the 2002 Plan, 1997 Plan and 1992 Plan, respectively. Shares for approximately 1,117,000 and 2,427,000 were available and reserved, respectively, for share-based compensation grants as of June 30, 2006.

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

The Company also issues phantom share awards to certain employees. The phantom share awards settle in cash based on the stock price on the vesting date, which is usually three years after the grant date. The Company has recorded a liability for the phantom share awards. For the three- and six-month periods ended June 30, 2006, the Company recorded $0.2 million and $0.6 million, respectively, of expense related to the phantom share awards.

Prior to January 1, 2006, the Company accounted for awards issued under its share-based compensation plans using the intrinsic-value method. The Company did not recognize compensation expense on stock options in the three- and six-month periods ended June 30, 2005 as all options granted under the Company’s plans had an exercise price equal to the market price of the Company’s stock on the date of grant and were fully vested. The Company did recognize compensation expense of $0.5 million and $0.9 million on nonvested stock awards and phantom share awards in the three- and six-month periods ended June 30, 2005, respectively, based on intrinsic value, which was equal to the market price of the Company’s stock on the date of grant.

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

The following table illustrates the effect on net income and net income per share if the Company had accounted for share-based compensation using the fair value method in the six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
(in thousands, except per-share amounts)	June 30, 2005	June 30, 2005

Net income available to common shareholders	$20,427	$23,583
Add: Share based employee compensation expense included in reported net income, net of related tax effects	527	941
Deduct: Share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(527)	(941)

Pro forma net income available to common shareholders	$20,427	$23,583

Income per share:
Basic — as reported	$0.22	$0.26

Basic — pro forma	0.22	$0.26

Diluted — as reported	$0.20	$0.24

Diluted — pro forma	$0.20	$0.24

Compensation cost charged against income and the total income tax benefit recognized for share-based compensation arrangements is included below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Compensation cost charged to SG&A expense	$1,176	$527	$2,317	$941

Total compensation cost charged to income	$1,176	$527	$2,317	$941

Income tax benefit	$537	$184	$1,112	$329

Stock options

The Company has stock options with service conditions. No compensation cost is recognized for the stock options as these instruments were fully vested upon adoption of SFAS 123 R.

A summary of stock option activity as of June 30, 2006, and changes during the six months then ended is presented below:

		Weighted
		Average
		Exercise
(options in thousands)	Number	Price

Outstanding — beginning of period	592	$5.24
Expired/terminated	—	—
Exercised	(95)	3.82

Outstanding — end of period	497	$5.51

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

(options in thousands)
				Options Outstanding			Options Exercisable
					Weighted	Weighted		Weighted
					Average	Average		Average
Range of				Number	Remaining	Exercise	Number	Exercise
Exercise Prices				Outstanding	Life (years)	Price	Exercisable	Price

	$1.43	—	$3.88	399	3.1	$3.72	399	$3.72
	7.81	—	7.81	6	2.1	7.81	6	7.81
	12.13	—	14.75	92	1.1	13.04	92	13.04

Total				497	2.7	$5.51	497	$5.51

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

A summary of the status of the Company’s nonvested share awards as of June 30, 2006, and changes during the six months then ended, is:

		Weighted-
		Average
		Grant-Date
(in thousands, except fair values)	Shares	Fair Value

Outstanding at January 1, 2006	1,590	$5.12
Granted	344	6.39
Vested	—	—
Forfeited	(4)	1.43

Outstanding at June 30, 2006	1,930	$5.35

At June 30, 2006, the total unrecognized compensation cost related to all nonvested share awards was $5.7 million. That cost is expected to be recognized over a weighted-average period of 1.2 years.

12.	Share Information

On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to

June 30, 2008, and at such prices, as determined appropriate by the Company. Purchases may be commenced or suspended at any time without notice. During the 2006 second quarter, the Company’s repurchases under the stock buyback program were:

	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased

April 2006	—	$—	$—
May 2006	488	7.49	3,655
June 2006	1,557	6.92	10,767

	2,045	$7.08	$14,422
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

The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for June 30, 2006; December 31, 2005; and
June 30, 2005 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations for the three- and six months and statements of cash flows for the six months ended June 30, 2006 and 2005 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

Consolidating Balance Sheet as of June 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$1	$(23,653)	$75,791	$33,105	$(1)	$85,243
Accounts receivable, net	—	—	43,674	151,830	—	195,504
Inventories	—	—	47,723	122,007	135	169,865
Other current assets	1,710	36	5,043	6,406	(1)	13,194

Total current assets	1,711	(23,617)	172,231	313,348	133	463,806

Property, plant and equipment, net	—	—	269,030	468,852	1	737,883
Equity method investments	—	—	—	160,691	—	160,691
Intangible assets, other assets and deferred plant turnaround costs	—	9,046	4,543	57,504	(2)	71,091
Investments in and advanced to (from) affiliates	736,627	568,191	1,384,256	510,029	(3,199,103)	—

Total assets	$738,338	$553,620	$1,830,060	$1,510,424	$(3,198,971)	$1,433,471

Liabilities
Debt due within one year	$—	$—	$8	$—	$—	$8
Accounts payable	18	—	31,554	87,008	—	118,580
Accrued expenses and other current liabilities	173	91,340	31,864	28,805	(75,906)	76,276

Total current liabilities	191	91,340	63,426	115,813	(75,906)	194,864

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	—	57,174	—	57,174
Pension and other liabilities	147,261	(337)	9,893	1,482	—	158,299
Minority interest	—	18,753	77,152	—	—	95,905

Total liabilities and minority interest	147,452	441,056	150,471	174,469	(75,906)	837,542

Preferred stock	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	145,044	—	73	49,709	(49,782)	145,044
Paid-in capital	696,861	150,218	1,797,069	1,529,005	(3,476,292)	696,861
Accumulated other comprehensive income (loss) compensation	(60,277)	—	—	28,961	(18,925)	(50,241)
Retained earnings (deficit)	(306,542)	(37,654)	(117,553)	(271,720)	421,934	(311,535)

Common shareholders’ equity	475,086	112,564	1,679,589	1,335,955	(3,123,065)	480,129

Total liabilities and minority interest, preferred stock and common shareholders equity	$738,338	$553,620	$1,830,060	$1,510,424	$(3,198,971)	$1,433,471

Consolidating Statement of Operations for the three months ended June 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$155,007	$366,801	$—	$521,808
Other income	—	—	1,791	(79)	—	1,712

	—	—	156,798	366,722	—	523,520

Cost and Expenses
Cost of sales	—	—	168,510	342,276	(19,616)	491,170
Selling, general and administrative expenses	482	(2,720)	(3,650)	(1,046)	19,940	13,006
Equity in the (earnings) loss of subsidiaries	27,853	(37,182)	—	(26,954)	29,403	(6,880)

Total cost and expenses	28,335	(39,902)	164,860	314,276	29,727	497,296

Income (loss) from operations	(28,335)	39,902	(8,062)	52,446	(29,727)	26,224
Interest income	—	480	(1,607)	1,344	1,607	1,824
Interest expense	(465)	(11,884)	3,353	(4,849)	2,063	(11,782)
Income (loss) before income taxes and minority interest	(28,800)	28,498	(6,316)	48,941	(26,057)	16,266
Income tax provision	(7,940)	—	—	2,174	—	(5,766)
Minority interest	—	(819)	(3,424)	—	—	(4,243)

Net (loss) income	$(36,740)	$27,679	$(9,740)	$51,115	$(26,057)	$6,257

Consolidating Statement of Operations for the six months ended June 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$269,946	$649,605	$—	$919,551
Other revenues	—	—	3,581	(693)	—	2,888

Total revenues	—	—	273,527	648,912	—	922,439

Cost and Expenses
Cost of sales	—	—	305,039	635,850	(26,203)	914,686
Selling, general and administrative expenses	1,007	(4,562)	(2,111)	4,181	26,201	24,716
Equity in the (earnings) loss of subsidiaries	18,678	(39,279)	—	(58,408)	63,988	(15,021)

Total cost & expenses	19,685	(43,841)	302,928	581,623	63,986	924,381

Income (loss) from operations	(19,685)	43,841	(29,401)	67,289	(63,986)	(1,942)
Interest income	—	1,050	—	2,358	—	3,408
Interest expense	(930)	(23,586)	3,351	(6,554)	4,165	(23,554)

Income (loss) before income taxes and minority interest	(20,615)	21,305	(26,050)	63,093	(59,821)	(22,088)
Income tax benefit	2,822	—	—	5,178	—	8,000
Minority interest	—	(704)	(2,943)	—	—	(3,647)

Net (loss) income	$(17,793)	$20,601	$(28,993)	$68,271	$(59,821)	$(17,735)

Consolidating Statement of Cash Flows for the six months ended June 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(17,793)	$20,601	$(28,993)	$68,271	$(59,821)	$(17,735)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	1,464	22,044	34,353	—	57,861
Deferred income taxes	—	—	—	(8,000)	—	(8,000)
Minority interest in earnings	—	704	2,943	—	—	3,647
Equity in undistributed earnings	(18,678)	39,279	—	83,373	(94,030)	9,944
Non-cash loss on derivatives	—	—	1,240	333	—	1,573
Share-based compensation	1,674	—	—	—	643	2,317
Change in operating assets and liabilities	900	12,601	13,939	38,059	(73,023)	(7,524)

Net Cash Flows from Operating Activities	(33,897)	74,649	11,173	216,389	(226,231)	42,083

Investing Activities
Purchase of property, plant and equipment	—	—	(4,286)	(22,350)	—	(26,636)
Plant turnaround expenditures	—	—	(7,045)	(15,067)	—	(22,112)
Distributions received from unconsolidated affiliates	—	—	—	9,660	—	9,660
Changes in restricted cash	—	—	8,595	—	—	8,595
Proceeds from the sale of property, plant and equipment	—	—	—	275	—	275

Net Cash Flows from Investing Activities	—	—	(2,736)	(27,482)	—	(30,218)

Financing Activities
Principal payments under borrowing arrangements	—	—	(18)	(12)	—	(30)
Preferred share dividends paid	(2,550)	—	—	—	—	(2,550)
Proceeds from exercise of stock options	363	—	—	—	—	363
Payments under share repurchase program	(14,428)	—	—	—	—	(14,428)
Change in investments and advances from (to) affiliates	50,512	(109,810)	—	(166,933)	226,231	—

Net Cash Flows from Financing Activities	33,897	(109,810)	(18)	(166,945)	226,231	(16,645)

Effect of Foreign Exchange Rate on Cash	—	—	—	3,657	—	3,657

Increase (decrease) in Cash and Cash Equivalents	—	(35,161)	8,419	25,619	—	(1,123)

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Year	$1	$(23,653)	$75,791	$33,105	$(1)	$85,243

Consolidating Balance Sheet for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$11,508	$75,967	$7,486	$(1)	$94,961
Accounts receivable, net	—	1,563	54,486	150,357	1	206,407
Inventories	—	—	60,350	119,061	10,903	190,314
Other current assets	9,198	12,704	9,720	22,763	193	54,578

Total current assets	9,199	25,775	200,523	299,667	11,096	546,260

Property, plant and equipment, net	—	—	275,223	458,313	—	733,536
Equity investments	—	—	—	183,884	—	183,884
Deferred plant turnaround costs, intangible and other assets	—	10,861	7,299	42,139	(354)	59,945
Investments in and advances to (from) affiliates	747,233	536,937	1,358,920	618,155	(3,261,245)	—

Total Assets	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Liabilities
Debt due within one year	$—	$—	$26	$12	$—	$38
Accounts payable	210	—	48,501	77,152	—	125,863
Accrued and other liabilities	3,119	92,984	54,855	63,670	(76,719)	137,909

Total current liabilities	3,329	92,984	103,382	140,834	(76,719)	263,810

Long-term debt and capital Lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	—	70,088	(4,090)	65,998
Pension and other liabilities	148,793	—	11,173	1,591	(1)	161,556
Minority interest	—	18,049	74,209	—	—	92,258

Total liabilities and minority interest	152,122	442,333	188,764	212,513	(80,810)	914,922

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	146,994	—	73	49,709	(49,782)	146,994
Paid in capital	712,671	150,218	1,741,688	1,473,065	(3,364,971)	712,671
Accumulated other comprehensive income income (loss) and unearned compensation	(63,728)	—	—	5,232	(17,016)	(75,512)
Retrained earnings (deficit)	(307,427)	(18,978)	(88,560)	(138,361)	262,076	(291,250)

Total stockholders’ equity	488,510	131,240	1,653,201	1,389,645	(3,169,693)	492,903

Total liabilities and stockholders’ equity	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

     Consolidating Balance Sheet as of June 30, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$1	$14,695	$50,053	$27,703	$(1)	$92,451
Accounts receivable, net	—	(92)	47,273	114,418	1	161,600
Inventories	—	—	28,050	122,411	—	150,461
Other current assets	6,285	5,359	7,997	11,554	—	31,195

Total current assets	6,286	19,962	133,373	276,086	—	435,707

Property, plant and equipment, net	—	—	288,678	491,273	—	779,951
Equity method investments	—	—	—	187,897	—	187,897
Intangible, other assets and deferred plant turnaround costs	2,543	12,146	10,484	27,349	—	52,522
Investments in and advances to (from) affiliates	741,456	602,265	1,334,486	702,224	(3,380,431)	—

Total assets	$750,285	$634,373	$1,767,021	$1,684,829	$(3,380,431)	$1,456,077

Liabilities
Debt due within one year	$—	$—	$70	$44	$(1)	$113
Accounts payable	63	—	19,187	68,110	—	87,360
Accrued expenses and other current liabilities	2,325	78,501	31,390	22,126	(68,828)	65,514

Total current liabilities	2,388	78,501	50,647	90,280	(68,829)	152,987

Long-term debt and capital lease obligations	—	331,300	8	—	—	331,308
Deferred income taxes	(1,748)	—	(2)	75,784	2	74,036
Pension and other liabilities	115,081	(332)	14,488	35,888	(2)	165,123
Minority interest	—	19,180	78,878	—	1	98,059

Total liabilities	115,721	428,649	144,019	201,952	(68,828)	821,513

Preferred stock	132,519	—	—	—	—	132,519

Shareholders’ Equity
Common stock	144,580	—	73	49,709	(49,782)	144,580
Paid-in capital	693,875	150,218	1,774,396	1,485,227	(3,409,841)	693,875
Accumulated other comprehensive loss and unearned compensation	(51,790)	—	—	19,430	(19,430)	(51,790)
Retained earnings (deficit)	(284,620)	55,506	(151,467)	(71,489)	167,450	(284,620)

Total shareholders’ equity	502,045	205,724	1,623,002	1,482,877	(3,311,603)	502,045

Total liabilities and shareholders equity	$750,285	$634,373	$1,767,021	$1,684,829	$(3,380,431)	$1,456,077

Consolidating Statement of Operations for the three months ended June 30, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$150,187	$336,069	$1,159	$487,415
Other income	—	—	3,358	378	(1,158)	2,578

	—	—	153,545	336,447	1	489,993

Cost and Expenses
Cost of sales	—	—	131,203	276,955	429	408,587
Selling, general and administrative expenses	599	(2,452)	13,102	2,937	1,860	16,046
Equity in the (earnings) loss of subsidiaries	(30,722)	(40,527)	—	(29,465)	96,313	(4,401)

Total cost and expenses	(30,123)	(42,979)	144,305	250,427	98,602	420,232

Income from operations	30,123	42,979	9,240	86,020	(98,601)	69,761
Interest income	—	738	1,247	919	(1,237)	1,667
Interest expense	(491)	(11,588)	(5)	(3,662)	1,616	(14,130)
Loss on early retirement of debt	—	—	—	(16,389)	—	(16,389)
Change in fair value of warrant liability	3,960	—	—	—	—	3,960

Income before income taxes and minority interest	33,592	32,129	10,482	66,888	(98,222)	44,869
Income tax provision	(11,890)	—	—	(4,085)	—	(15,975)
Minority interest	—	(1,407)	(5,785)	—	—	(7,192)

Net income	$21,702	$30,722	$4,697	$62,803	$(98,222)	$21,702

Consolidating Statement of Operations for the six months ended June 30, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$279,561	$651,513	$4,264	$935,338
Other income	—	—	8,127	804	(4,264)	4,667

	—	—	287,688	652,317	—	940,005

Cost and Expenses
Cost of sales	—	—	255,892	567,230	(792)	822,330
Selling, general and administrative expenses	1,097	(4,183)	18,760	7,738	3,087	26,499
Equity in the (earnings) loss of subsidiaries	(33,684)	(53,046)	—	(34,472)	111,795	(9,407)

Total cost and expenses	(32,587)	(57,229)	274,652	540,496	114,090	839,422

Income from operations	32,587	57,229	13,036	111,821	(114,090)	100,583
Interest income	—	1,504	2,364	1,917	(2,364)	3,421
Interest expense	(981)	(22,820)	(10)	(9,108)	2,936	(29,983)
Loss on early retirement of debt	—	—	—	(27,193)	—	(27,193)
Change in fair value of warrant liability	8,860	—	—	—	—	8,860

Income before income taxes and minority interest	40,466	35,913	15,390	77,437	(113,518)	55,688
Income tax provision	(14,333)	—	—	(3,827)	—	(18,160)
Minority interest	—	(2,229)	(9,167)	—	1	(11,395)

Net income	$26,133	$33,684	$6,223	$73,610	$(113,517)	$26,133

Consolidating Statement of Cash Flows for the six months ended June 30, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$26,133	$33,684	$6,223	$73,610	$(113,517)	$26,133
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash loss on early retirement of debt	—	—	—	22,543	—	22,543
Change in fair value of warrant liability	(8,860)	—	—	—	—	(8,860)
Depreciation and amortization	—	—	21,533	38,603	(5)	60,131
Deferred income taxes	22,707	—	—	297	(171)	22,833
Minority interest in earnings	—	2,229	9,167	—	(1)	11,395
Equity in undistributed earnings	(33,684)	(53,045)	—	(34,472)	111,794	(9,407)
Stock-based compensation	691	—	—	—	—	691
Term loan discount accretion	—	—	—	1,774	—	1,774
Change in operating assets and liabilities	(27,814)	14,831	(64,674)	(80,345)	21,537	(136,465)

Net Cash Flows from Operating Activities	(20,827)	(2,301)	(27,751)	22,010	19,637	(9,232)

Investing Activities
Purchase of property, plant and equipment	—	—	(1,846)	(8,367)	—	(10,213)
Plant turnaround expenditures	—	—	—	(7,375)	—	(7,375)
Distributions received from unconsolidated affiliates	—	—	—	23,625	—	23,625

Net Cash Flows from Investing Activities	—	—	(1,846)	7,883	—	6,037

Financing Activities
Payments under borrowing arrangements	—	—	(52)	(125,032)	—	(125,084)
Proceeds from exercise of stock options	114	—	—	—	—	114
Preferred stock dividends paid	(3,400)	—	—	—	—	(3,400)
Distributions to minority interests	—	(1,052)	(4,483)	—	—	(5,535)
Change in investments and advances from (to) affiliates	24,113	(186,643)	55,642	122,279	(15,391)	—

Net Cash Flows from Financing Activities	20,827	(187,695)	51,107	(2,753)	(15,391)	(133,905)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(4,247)	(4,247)

Increase (decrease) in Cash and Cash Equivalents	—	(189,996)	21,510	27,140	(1)	(141,347)

Cash and Cash Equivalents at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Cash Equivalents at End of Year	$1	$14,695	$50,053	$27,703	$(1)	$92,451

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Natural gas is the most significant raw material in the production of nitrogen products. During the third quarter of 2005, the cost of natural gas increased to unprecedented levels due to supply disruptions caused by Hurricanes Katrina and Rita. During the first and second quarters of 2006, the cost of natural gas declined.
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
During the 2006 first and second quarters, Terra’s manufacturing plants operated at approximately 65 and 85 percent, respectively, of capacity in response to slow demand and high natural gas cost. Much of the curtailed production was replaced with purchased product from other suppliers.
During the second quarter of 2006 the Company’s ammonia production plant in Billingham, England incurred damage due to an explosion from a ruptured pipe. The Company anticipates repairs will be completed and ammonia production will resume during the third quarter of 2006.
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
During the second quarter of 2006, the Company repurchased 2.0 million shares at a total cost of $14.4 million under its stock buyback program.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2006 COMPARED WITH
QUARTER ENDED JUNE 30, 2005
Consolidated Results
Terra reported net income of $6.3 million for the 2006 second quarter compared with 2005 net income of $21.7 million. The 2005 net income includes the effects of $16.4 million in losses on the early retirement of long-term debt and $4.0 million for gains on the revaluation of warrants. The net income decrease is primarily due to higher natural gas costs.
Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s methanol manufacturing plant.
Total revenues and income (loss) from operations by segment for the three-month period ended June 30, 2006 and 2005 follow:

(in thousands)	2006	2005

REVENUES:
Nitrogen Products	$516,591	$477,549
Methanol	5,217	9,866
Other	1,712	2,578

	$523,520	$489,993

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$29,676	$73,839
Methanol	(3,250)	(2,415)
Other	(202)	(1,663)

	$26,224	$69,761

Nitrogen Products
Volumes and prices for the three-month periods ended June 30, 2006 and 2005 are:
VOLUMES AND PRICES

	2006		2005
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	552	$323	527	$294
Nitrogen solutions	1,064	$147	1,097	$162
Urea	46	$265	40	$259
Ammonium nitrate	332	$226	333	$201

*	After deducting outbound freight costs
Nitrogen products segment revenues for the quarter ended June 30, 2006 increased $39.0 million, or 8%, compared with the same 2005 quarter primarily due to higher sales volumes and increased prices. Price increases reflected industry-wide increased manufacturing costs, primarily related to natural gas. Volumes increased in the 2006 second quarter as a result of weather-related delays to spring application and customer price concerns during the 2006 first quarter.
Operating income for the 2006 second quarter was $29.7 million, which was $44.2 million less than the $73.8 million in the 2005 second quarter. Higher second quarter unit prices and increased sales volumes contributed approximately $7.1 million and $1.1 million, respectively, to 2006 operating income. These factors were more than offset by second quarter 2006 natural gas costs that increased $50.2 million from the 2005 second quarter, including the effects of forward pricing contracts that were $13.7 million higher than spot prices. During the second quarter of 2006, the Company incurred approximately $7.5 million of repairs and additional costs for purchased ammonia due to damage from the incident at the Billingham, England ammonia plant.
Methanol
For the three months ended June 30, 2006 and 2005, the Methanol segment had revenues of $5.2 million and $9.9 million, respectively. The decrease was primarily due to the facility at Woodward, Oklahoma being partially curtailed during the 2006 second quarter as a result of the high gas costs and the absence of any profit-sharing revenue under the Methanex contract. In the 2005 second quarter, approximately 9.7 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 4.6 million gallons of methanol sold in the 2006 second quarter. The Company estimated that there would be no profit sharing in the second quarter 2006 due to the high gas costs, compared to approximately $1.1 million in the 2005 second quarter.
The methanol segment had an operating loss of $3.3 million for the 2006 second quarter compared to operating loss of $2.4 million for the 2005 second quarter.
Interest Expense
Interest expense decreased approximately $2.3 million to $11.8 million during the 2006 second quarter as compared to $14.1 million for the prior year period due primarily to repayment of $125.0 million of debt during 2005 first and second quarters.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2006 and 2005 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the second quarter 2006 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 46% and 42% in the quarters ended June 30, 2006 and 2005, respectively. The tax rate increase was due primarily to losses in the United Kingdom operations at lower benefit rate of 30% as compared to higher rates in the United States and Canada and permanent differences.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 2005
Consolidated Results
Terra reported net loss of $17.7 million for the 2006 first six months compared with a 2005 net income of $26.1 million. The 2005 net income included the effects of $27.2 million in losses on the early retirement of long-term debt and $8.9 million for gains on the revaluation of warrants. The net income decrease is primarily due to decreased sales volumes and higher natural gas costs. The decreased sales volumes is primarily due to fertilizer customers’ response to higher sales prices and the curtailment of certain production facilities as the result of the increased natural gas costs during the 2006 first quarter.
Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s methanol manufacturing plant.
Total revenues and income (loss) from operations by segment for the six-month period ended June 30, 2006 and 2005 follow:

(in thousands)	2006	2005

REVENUES:
Nitrogen Products	$912,962	$915,385
Methanol	6,589	19,953
Other	2,888	4,667

	$922,439	$940,005

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$4,689	$105,497
Methanol	(6,042)	(3,089)
Other	(589)	(1,825)

	$(1,942)	$100,583

Nitrogen Products
Volumes and prices for the six-month periods ended June 30, 2006 and 2005 are:
VOLUMES AND PRICES

	2006		2005
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	951	$340	1,018	$283
Nitrogen solutions	1,769	$151	2,185	$149
Urea	84	$280	86	$249
Ammonium nitrate	556	$226	738	$194

*	After deducting outbound freight costs
Nitrogen products segment revenues for the six months ended June 30, 2006 declined $2.4 million compared with the same 2005 first half primarily due to lower sales volumes, offset by increased prices.

Price increases reflected industry-wide increased manufacturing costs, primarily related to natural gas. However, the price increases and decreased acres of planted corn caused the Company’s customers to reduce 2006 nitrogen product purchases from the prior year.
The operating income for the 2006 first half was $4.7 million and was $100.8 million less than the $106.5 million in the 2005 second quarter. Higher 2006 unit prices contributed about $95.1 million to operating income (net of cost increases for nitrogen products purchased for resale), but were more than offset by higher costs for natural gas and purchased nitrogen products. First half 2006 natural gas costs increased $127.7 million from the prior year, including the effects of forward price contracts that were $42.9 million higher than spot prices. In addition, first half 2006 manufacturing output was curtailed to about 75% of capacity in response to slow demand and high natural gas costs with some of the curtailed production replaced by purchased product at a cost approximately $37.3 million higher than 2005 first half production costs. First half 2006 gross profits also declined $23.4 million from 2005 as the result of lower sales volumes. During the second quarter of 2006, the Company incurred approximately $7.5 million of repairs and additional costs for purchased ammonia due to damage from the incident at the Billingham, England ammonia plant.
Methanol
For the six months ended June 30, 2006 and 2005, the Methanol segment had revenues of $6.6 million and $20.0 million, respectively. The decrease was primarily due to the facility at Woodward, Oklahoma being curtailed during the 2006 first half as a result of the high gas costs and the absence of profit-sharing revenue under the Methanex contract. In the 2005 first half, approximately 17.0 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 4.8 million gallons of methanol sold in the 2006 second quarter. The Company estimated that there would be no profit sharing in the first half 2006 due to the high gas costs, compared to approximately $3.1 million in the 2005 first half.
The methanol segment had an operating loss of $6.0 million for the 2006 first half compared to operating loss of $3.1 million for the 2005 first half.
Interest Expense
Interest expense decreased approximately $6.4 million to $23.6 million during the 2006 first half as compared to $30.0 million for the prior year period due primarily to repayment of approximately $125.0 million of debt during 2005 first and second quarters.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2006 and 2005 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the first half of 2006 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 46% and 41% in the first half ended June 30, 2006 and 2005, respectively. The tax rate increase was due primarily to losses in the United Kingdom operations at a lower benefit rate of 30% as compared to higher rates in the United States and Canada and permanent differences.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $85.2 million at June 30, 2006. Terra’s primary uses of funds are to fund its working capital requirements, make payments on its debt and other obligations, repurchase up to 10 percent of its common stock and fund plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.
Net cash provided by operations in the first six months of 2006 was $42.1 million, composed of $49.6 million of cash provided from operating activities less $7.5 million used to fund working capital increases. The primary working capital needs were to fund $49.8 million of accounts payable and customer prepayment reductions for seasonal customer shipments and lower natural gas values at the end of the first half. These needs were offset by seasonal declines to accounts receivable and inventories.
During the first six months, Terra funded plant and equipment purchases of $26.6 million primarily for replacement or stay-in-business capital needs. Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant, generally every two years. Terra funded $22.1 million of plant turnaround costs in the first six months of 2006.
In April 2006, the Board of Directors authorized the Company to repurchase a maximum of 10%, or 9,516,817 shares, of its outstanding common stock on the open market in private transactions or otherwise. During the 2006 second quarter, the Company’s repurchases under the stock buyback program were:

	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased

April 2006	—	$—	$—
May 2006	488	7.49	3,655
June 2006	1,557	6.92	10,767

	2,045	$7.08	$14,422
In March 2005, the Company repaid $50.0 million of the term loan from available cash. In June 2005, the Company repaid $75.0 million of the term loan from available cash.
The Company paid dividends on the outstanding preferred stock of $1.3 million and $2.6 million for the three- and six-month periods, respectively ending June 30, 2006. The Company paid dividends on the outstanding preferred stock of $3.4 million for the three- and six-month periods ending June 30, 2005.
Distributions paid to the minority TNCLP common unitholders in the first six months of 2005 were $5.5 million. There were no distributions paid to the minority TNCLP common unitholders during 2006. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.
Terra has revolving credit facilities totaling $200 million that expire in June 2008. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. At June 30, 2006, the Company had borrowing availability of $200 million. There were no outstanding revolving credit borrowings and there were $16.0 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $184.0 million under the facilities. The Company is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Company’s borrowing availability falls below a combined $60 million, the Company is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2006 Annual Meeting of shareholders was held on May 2, 2006 in Sioux City, Iowa. At the meeting a total of 83,630,518 votes were cast by shareholders.
The following persons were elected as Class II directors to hold office until the 2009 Annual Meeting, or until their successors are duly elected and qualified, and received the votes forth opposite their respective name:

NAME	FOR	WITHHELD

Martha O. Hesse	83,250,875	379,643
Henry R. Slack	82,402,284	1,228,234
The shareholders ratified the selection by the Audit Committee of the Corporation’s Board of Directors of Deloitte & Touche, LLP as independent accountants for the Corporation for 2006. The number of votes cast for such proposal was 83,541,688, the number against was 60,509 and the number of abstentions was 28,321.

ITEM 5. OTHER INFORMATION
Company Purchases of Equity Securities
The following table provides information about shared repurchases by the Company during the quarter ended June 30, 2006.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicity	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per Share	Programs	Plans or Programs

April 2006	—	$—	—	9,516,817
May 2006	488,100	$7.49	488,100	9,028,717
June 2006	1,556,500	$6.92	2,044,600	7,472,217
On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. During the 2006 second quarter, the Company repurchased 2,044,600 shares at an average price of $7.08. The remaining number of shares that the Company is authorized to repurchase is 7,472,217 at June 30, 2006.
The calculation of the average price paid per share does not take into effect any fees, commissions or other costs associated with the repurchase of such shares.

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

TERRA INDUSTRIES INC.
Date: July 28, 2006	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory