Form 10-Q
period 2006-09-30
TERRA INDUSTRIES INC
filed 2006-11-01
CIK 722079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 23, 2006, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	92,605,538 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2006	2005	2005
Assets
Cash and cash equivalents	$122,170	$86,366	$166,704
Restricted cash	—	8,595	8,861
Accounts receivable, less allowance for doubtful accounts of $371, $234 and $233	193,339	206,407	176,487
Inventories	160,191	190,314	144,963
Other current assets	26,158	54,578	84,792

Total current assets	501,858	546,260	581,807

Property, plant and equipment, net	722,952	733,536	764,737
Equity method investments	161,455	183,884	190,805
Deferred plant turnaround costs, net	40,577	27,447	22,272
Intangible assets, net	6,115	7,526	20,166
Other assets	27,164	24,972	5,316

Total assets	$1,460,121	$1,523,625	$1,585,103

Liabilities
Accounts payable	$115,734	$125,863	$105,163
Customer prepayments	27,949	52,913	34,081
Accrued expenses and other current liabilities	80,970	84,996	123,118
Debt due within one year	4	38	77

Total current liabilities	224,657	263,810	262,439

Long-term debt and capital lease obligations	331,300	331,300	331,304
Deferred income taxes	58,922	65,998	95,655
Pension liabilities	112,729	120,236	102,322
Other liabilities	37,619	41,320	51,138
Minority interest	95,014	92,258	95,698

Total liabilities and minority interest	860,241	914,922	938,556

Preferred Stock — liquidation value of $120,000	115,800	115,800	115,800

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 92,639 outstanding; 95,171 and 93,870	144,968	146,994	146,997
Paid-in capital	693,944	712,671	712,681
Accumulated other comprehensive loss	(52,362)	(70,143)	(48,003)
Unearned compensation	—	(5,369)	(6,085)
Accumulated deficit	(302,470)	(291,250)	(274,843)

Total common shareholders’ equity	484,080	492,903	530,747

Total liabilities and minority interest, preferred stock and common shareholders’ equity	$1,460,121	$1,523,625	$1,585,103

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Product revenues	$461,533	$484,082	$1,381,084	$1,419,420
Other income	3,248	1,612	6,135	6,279

Total revenues	464,781	485,694	1,387,219	1,425,699

Costs and Expenses
Cost of sales	422,523	446,908	1,337,210	1,269,238
Selling, general and administrative expense	13,679	10,139	38,395	36,638
Equity in earnings of unconsolidated affiliates	(809)	(3,330)	(15,830)	(12,737)

	435,393	453,717	1,359,775	1,293,139

Income from operations	29,388	31,977	27,444	132,560
Interest income	2,091	2,970	5,499	6,391
Interest expense	(11,786)	(11,829)	(35,340)	(41,812)
Loss on early retirement of debt	—	—	—	(27,193)
Change in fair value of warrant liability	—	—	—	8,860

Income (loss) before income taxes and minority interest	19,693	23,118	(2,397)	78,806
Income tax benefit (provision)	(6,000)	(7,704)	2,002	(25,864)
Minority interest	(3,352)	(4,328)	(7,000)	(15,723)

Net income (loss)	10,341	11,086	(7,395)	37,219
Preferred share dividends	(1,275)	(1,275)	(3,825)	(3,859)

Net Income (Loss) Available to Common Shareholders	$9,066	$9,811	$(11,220)	$33,360

Basic and diluted income (loss) per share:
Basic	$0.10	$0.10	$(0.12)	$0.36
Diluted	$0.10	$0.10	$(0.12)	$0.35

Basic and diluted weighted average shares outstanding:
Basic	91,817	93,416	92,994	92,087
Diluted	93,405	95,219	92,994	106,942
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities
Net income (loss)	$(7,395)	$37,219
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	78,859	83,569
Deferred income taxes	(2,002)	29,553
Minority interest in earnings	7,000	15,723
Equity in undistributed earnings	9,135	(12,737)
Non-cash loss on derivatives	2,775	8,057
Share-based compensation	4,285	1,684
Amortization of intangible and other assets	8,128	7,427
Non-cash loss on early retirement of debt	—	22,543
Change in fair value of warrant liability	—	(8,860)
Term loan discount accretion	—	1,773
Changes in operating assets and liabilities:
Accounts receivable	25,785	(28,901)
Inventories	36,592	(1,480)
Accounts payable and customer prepayments	(38,859)	(92,737)
Other assets and liabilities, net	(21,029)	11,693

Net cash flows from operating activities	103,274	74,526

Investing Activities
Purchase of property, plant and equipment	(40,785)	(17,406)
Plant turnaround expenditures	(31,987)	(9,677)
Distributions received from unconsolidated affiliates	9,660	33,125
Changes in restricted cash	8,595	(8,861)
Proceeds from the sale of property, plant and equipment	9,666	6,485

Net cash flows from investing activities	(44,851)	3,666

Financing Activities
Payments under borrowings arrangements	(34)	(125,124)
Preferred share dividends paid	(3,825)	(4,675)
Payments under share repurchase program	(18,796)	—
Proceeds from exercise of stock options	363	160
Distributions to minority interests	(4,244)	(12,223)

Net cash flows from financing activities	(26,536)	(141,862)

Effect of exchange rate changes on cash	3,917	(3,424)

Increase (decrease) to cash and cash equivalents	35,804	(67,094)
Cash and cash equivalents at beginning of period	86,366	233,798

Cash and cash equivalents at end of period	$122,170	$166,704

Supplemental cash flow information:
Interest paid	$21,394	$24,572
Income tax refunds received	$—	$11,049
Income taxes paid	$1,569	$398
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands)
(unaudited)

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
	Stock	Capital	Loss	Compensation	Deficit	Total	Income

Balance at January 1, 2006	$146,994	$712,671	$(70,143)	$(5,369)	$(291,250)	$492,903

Comprehensive income (loss):
Net loss	—	—	—	—	(7,395)	(7,395)	$(7,395)
Foreign currency translation adjustment	—	—	22,638	—	—	22,638	22,638
Change in fair value of derivatives, net of taxes of $2,589	—	—	(4,857)	—	—	(4,857)	(4,857)

Comprehensive income							$10,386

Preferred share dividends	—	—	—	—	(3,825)	(3,825)
Exercise of stock options	95	268	—	—	—	363
Nonvested stock	554	549	—	—	—	1,103
Shares purchased and retired under share repurchase program	(2,675)	(16,121)	—	—	—	(18,796)
Reclassification for adoption of FAS 123 R	—	(5,369)	—	5,369	—	—
Share-based compensation	—	1,946	—	—	—	1,946

Balance at September 30, 2006	$144,968	$693,944	$(52,362)	$—	$(302,470)	$484,080

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
	Stock	Capital	Loss	Compensation	Deficit	Total	Income

Balance at January 1, 2005	$144,531	$681,639	$(55,994)	$(2,568)	$(308,203)	$459,405

Comprehensive income (loss):
Net income	—	—	—	—	37,219	37,219	$37,219
Foreign currency translation adjustment	—	—	(20,924)	—	—	(20,924)	(20,924)
Change in fair value of derivatives, net of taxes of $5,691	—	—	28,915	—	—	28,915	28,915

Comprehensive income							$45,210

Preferred share dividends	—	—	—	—	(3,859)	(3,859)
Conversion of preferred shares	2,069	14,650	—	—	—	16,719
Reclassification of warrant liability	—	12,240	—	—	—	12,240
Exercise of stock options	57	103	—	—	—	160
Nonvested stock	340	4,049	—	(4,800)	—	(411)
Amortization of unearned compensation	—	—	—	1,283	—	1,283

Balance at September 30, 2005	$146,997	$712,681	$(48,003)	$(6,085)	$(274,843)	$530,747

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

Revenues are primarily comprised of sales of the Company’s nitrogen- and methanol-based products, including any realized hedging gains or losses related to nitrogen product derivatives, and are reduced by estimated discounts and trade allowances. Revenues also include profit sharing revenue under the Methanex supply contract when the estimated margin on an annualized basis is probable. Revenues include amounts related to shipping and handling charges to the Company’s customers.

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

Plant Turnaround Costs

Costs related to the periodic scheduled major maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis during the period until the next scheduled turnaround , generally two years.

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

The following table provides a reconciliation between basic and diluted income (loss) per share for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per-share amounts)	2006	2005	2006	2005

Basic income (loss) per share computation:
Income (loss) from continuing operations	$10,341	$11,086	$(7,395)	$37,219
Less: Preferred share dividends	(1,275)	(1,275)	(3,825)	(3,859)

Income (loss) available to common shareholders	$9,066	$9,811	$(11,220)	$33,360

Weighted average shares outstanding	91,817	93,416	92,994	92,087

Basic income (loss) per common share	$0.10	$0.10	$(0.12)	$0.36

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$9,066	$9,811	$(11,220)	$33,360
Add: Preferred share dividends	—	—	—	3,859

Income (loss) available to common shareholders and assumed conversions	$9,066	$9,811	$(11,220)	$37,219

Weighted average shares outstanding	91,817	93,416	92,994	92,087
Add incremental shares from assumed conversions:
Preferred shares	—	—	—	13,450
Nonvested stock	596	518	—	610
Common stock warrants	846	1,093	—	598
Common stock options	146	192	—	197

Dilutive potential common shares	93,405	95,219	92,994	106,942

Diluted income (loss) per common share	$0.10	$0.10	$(0.12)	$0.35

For the three- and nine-month periods ended September 30, 2006 and 2005, common stock options totaling 0.1 million shares were excluded from the computation of diluted income per share because the exercise prices of these options exceeded the average market price of the Company’s stock for the respective periods, and the effect of their inclusion would have been antidilutive.

For the three-month periods ending September 30, 2006 and 2005, preferred shares of 0.1 million were excluded from the computation of diluted earnings per share. These preferred shares were antidilutive using the if-converted method.

For the nine-month period ended September 30, 2006, all preferred shares, nonvested stock, common stock warrants and common stock options were antidilutive because the Company was in a net loss position. As such, these instruments were excluded from the computation of the diluted income (loss) per share for the nine-month period ended September 30, 2006.

3.	Inventories

Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005

Raw materials	$29,679	$22,487	$21,593
Supplies	53,642	55,647	53,763
Finished goods	76,870	112,180	69,607

Total	$160,191	$190,314	$144,963

Inventory is valued at actual first in — first out cost. Costs include raw material, labor and overhead.

4.	Derivative Financial Instruments

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
Natural gas supplies to meet production requirements at Terra’s North American and United Kingdom (U.K.) production facilities are purchased at market prices. Natural gas market prices are volatile and Terra effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. The North American contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices for North America are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The U.K. contracts are based on the Intercontinental Exchange (ICE) index price. Physical delivery prices in the U.K. are based on the ICE index. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.
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

The following summarizes open natural gas derivative contracts at September 30, 2006 and 2005:

	Other	Other
	Current	Current	Deferred	Net
(in thousands)	Assets	Liabilities	Taxes	Asset (Liability)

September 30, 2006	$7,050	$(22,129)	5,365	$(9,714)
December 31, 2005	22,152	(34,213)	2,861	(9,200)
September 30, 2005	61,734	(45,419)	(5,691)	10,624
Certain derivatives outstanding at September 30, 2006 and 2005, which settled during October 2006 and 2005, respectively, are included in the position of open natural gas derivatives in the table above. The October 2006 derivatives settled for an approximate $14.5 million loss. All open derivatives will settle during the next 12 months.

At September 30, 2006, the Company determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $1.2 million and $2.8 million to cost of sales for the three- and nine-month periods ending September 30, 2006, respectively. Derivatives outstanding at September 30, 2005 included gains of $0.5 million and $1.0 million that were recorded as an ineffective position and credited to cost of sales for the three- and nine-month periods ending September 30, 2005, respectively.

The effective portion of gains and losses on derivative contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) and credited or charged to cost of sales in the month in which the hedged transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions’ fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX and ICE natural gas contract prices.

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended September 30, 2006 and 2005 follows:

	Three Months Ended
	September 30,
	2006		2005
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated gain (loss)	$(7,034)	$(4,578)	$9,049	$6,135
Net increase (decrease) in market value	(8,263)	(5,374)	20,697	12,835
Reclassification into earnings	(34)	(14)	(14,406)	(9,362)

Ending accumulated gain (loss)	$(15,331)	$(9,966)	$15,340	$9,608

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the nine-month periods ended September 30, 2006 and 2005 follows:

	Nine Months Ended
	September 30,
	2006		2005
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated loss	$(7,886)	$(5,109)	$(16,829)	$(19,307)
Net increase (decrease) in market value	(50,001)	(32,454)	38,256	32,884
Reclassification into earnings	42,556	27,597	(6,087)	(3,969)

Ending accumulated gain (loss)	$(15,331)	$(9,966)	$15,340	$9,608

Approximately $10.0 million of the accumulated other comprehensive loss, net of tax, at September 30, 2006 will be reclassified into earnings during the next twelve-month period ending September 30, 2007.

At times, the Company uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At September 30, 2006, the Company had no open nitrogen sales swap contracts.

5.	Equity Investments

Terra’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s nitrogen plant. These investments were $161,455 at September 30, 2006. Terra includes the net earnings of these investments as an element of income from operations since the investees’ operations provide additional capacity to Terra.

The combined results of operations and financial position of Terra’s equity method investments are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Condensed income statement information:
Net sales	$28,078	$45,726	$129,943	$125,462

Net income	$4,483	$13,752	$32,964	$43,521

Terra’s equity in earnings of unconsolidated affiliates	$809	$3,330	$15,830	$12,737

	September 30,	September 30,
(in thousands)	2006	2005

Condensed balance sheet information:
Current assets	$45,964	$64,646
Long-lived assets	194,549	199,878

Total assets	$240,513	$264,524

Current liabilities	$26,473	$22,999
Long-term liabilities	—	188
Equity	214,040	241,337

Total liabilities and equity	$240,513	$264,524

The carrying value of these investments at September 30, 2006 was $54.4 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years.

Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the nine-month period ending September 30, 2006, Terra purchased approximately $63.4 million of ammonia from PLNL. As of September 30, 2006 PLNL made cash distributions to its shareholders, of which Terra’s portion was $33.8 million during the nine-month period. During the first nine months of 2005, Terra purchased approximately $59.1 million of ammonia from PLNL. During the first nine months of 2005, Terra’s portion of cash distributions from PLNL was $31.3 million.

The total distributions from all investments were $34.6 million and $33.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

6.	Long-term Debt and Capital Lease Obligation

Long-term debt and capital lease obligations consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005

Secured Senior Notes, 12.875% due 2008	$200,000	$200,000	$200,000

Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	131,300	131,300
Other	4	38	81

Total long-term debt and capital lease obligations	331,304	331,338	331,381
Less current maturities	4	38	77

Total long-term debt and capital lease obligations	$331,300	$331,300	$331,304

The Company has revolving credit facilities totaling $200 million that expire September 30, 2008. The revolving credit facility is secured by substantially all of the assets of the Company other than the assets collateralizing the Senior Secured Notes. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. As of September 30, 2006, the Company had borrowing availability of $200 million. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of the Company’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at the Company’s option, a London Interbank Offered Rate (LIBOR). At September 30, 2006, the LIBOR rate was 5.32%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margin for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at September 30, 2006. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At September 30, 2006, the Company had no outstanding revolving credit borrowings and $17.6 million in outstanding letters of credit. The $17.6 million in outstanding letters of credit reduced the Company’s borrowing availability to $182.4 million at September 30, 2006. The credit facilities require that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If the Company’s borrowing availability falls below $60 million, the Company is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

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

The estimated components of net periodic pension expense follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005

Service cost	$744	$683	$2,232	$2,048
Interest cost	5,888	3,917	17,664	11,752
Expected return on plan assets	(5,394)	(3,070)	(16,182)	(9,210)
Amortization of prior service cost	(7)	6	(21)	16
Amortization of actuarial loss	1,408	1,222	4,224	3,667
Amortization of net assets	—	12	—	37
Termination charge	291	—	873	—

Pension Expense	$2,930	$2,770	$8,790	$8,310

Cash contributions to the defined benefit pension plans for the three months ended September 30, 2006 and 2005 were $8.8 million and $15.1 million, respectively. Cash contributions to the defined benefit pension plans for the nine months ended September 30, 2006 and 2005 were $12.3 million and $19.4 million, respectively.

In the 2006 third quarter, the Pension Protection Act (PPA) was signed into law. Beginning in 2008, the PPA requires the Company’s qualified pension plans to meet a funding target over seven years. Annual cash funding is expected to equal the value of benefits accrued during the year plus one-seventh of any under-funded amount. The Company is currently evaluating the effects of this legislation.

Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company contributions to these plans for the three-month periods ending September 30, 2006 and 2005 totaled $1.2 million and $1.4 million, respectively. Contributions to these plans for the nine-month periods ending September 30, 2006 and 2005 were $4.0 million and $3.7 million, respectively.

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

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2006 and 2005 follow:

	Foreign		Minimum
	Currency	Fair Value of	Pension
	Translation	Derivatives,	Liability, net of
(in thousands)	Adjustment	net of taxes	taxes	Total

Balance December 31, 2005	$(9,100)	$(5,109)	$(55,934)	$(70,143)
Change in foreign translation adjustment	22,638	—	—	22,638
Reclassification to earnings	—	27,597	—	27,597
Change in fair value of derivatives	—	(32,454)	—	(32,454)

Balance September 30, 2006	$13,538	$(9,966)	$(55,934)	$(52,362)

Balance December 31, 2004	$14,287	$(19,307)	$(50,974)	$(55,994)
Change in foreign translation adjustment	(20,924)	—	—	(20,965)
Reclassification to earnings	—	3,192	—	3,192
Change in fair value of derivatives	—	25,723	—	25,764

Balance September 30, 2005	$(6,637)	$9,608	$(50,974)	$(48,003)

9.	Industry Segment Data

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

The following summarizes operating results by business segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005

Revenues — Nitrogen Products	$442,612	$478,118	$1,355,574	$1,393,503
— Methanol	18,921	5,964	25,510	25,917
— Other	3,248	1,612	6,135	6,279

Total revenues	$464,781	$485,694	$1,387,219	$1,425,699

Income (loss) from operations
— Nitrogen Products	$20,409	$38,971	$25,098	$144,469
— Methanol	9,405	(6,673)	3,363	(9,762)
— Other	(426)	(321)	(1,017)	(2,147)

Income from operations	$29,388	$31,977	$27,444	$132,560

The following summarizes geographic revenues information for the three- and nine-month period ending September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005

United States	$337,958	$353,188	$1,048,142	$1,084,112
Canada	12,874	11,632	48,755	42,107
United Kingdom	113,949	120,874	290,322	299,480

	$464,781	$485,694	$1,387,219	$1,425,699

10.	Commitments and Contingencies

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

The Company has entered into natural gas supply agreements through December 31, 2007 for approximately 49.7 million MMBtu’s. As of September 30, 2006, these natural gas commitments were $1.3 million above market prices.

11.	Share-based Compensation

The Company sponsors three share-based compensation plans – the Inspiration Resources Corporation 1992 Stock Incentive Plan (the “1992 Plan”), the Terra Industries Inc. 1997 Stock Incentive Plan (the “1997 Plan”) and the Terra Industries Inc. Stock Incentive Plan of 2002 (the “2002 Plan”). Upon the adoption of the 2002 Plan, the Company no longer issues share-based awards from the 1992 Plan or the 1997 Plan, however, approximately 497,000 authorized shares have been reserved for awards that were issued prior to the adoption of the 2002 plan. As of September 30, 2006, there were approximately 3,997,000 shares of common stock authorized for issuance under the plans, including approximately 3,500,000, 464,000 and 33,000 authorized for the 2002 Plan, 1997 Plan and 1992 Plan, respectively. Shares for approximately 1,540,000 and 2,000,000 were available and reserved, respectively, for share-based compensation grants as of September 30, 2006.

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

The Company also issues phantom share awards to certain employees. The phantom share awards settle in cash based on the stock price on the vesting date, which is usually three years after the grant date. The Company has recorded a liability for the phantom share awards. For the three- and nine-month periods ended September 30, 2006, the Company recorded $0.5 million and $1.1 million, respectively, of expense related to the phantom share awards.

Prior to January 1, 2006, the Company accounted for awards issued under its share-based compensation plans using the intrinsic-value method. The Company did not recognize compensation expense on stock options in the three- and nine-month periods ended September 30, 2005 as all options granted under the Company’s plans had an exercise price equal to the market price of the Company’s stock on the date of grant and were fully vested. The Company did recognize compensation expense of $0.7 million and $1.7 million on nonvested stock awards and phantom share awards in the three- and nine-month periods ended September 30, 2005, respectively, based on intrinsic value, which was equal to the market price of the Company’s stock on the date of grant.

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

The following table illustrates the effect on net income and net income per share if the Company had accounted for share-based compensation using the fair value method in the nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
(in thousands, except per-share amounts)	September 30, 2005	September 30, 2005

Net income available to common shareholders	$9,811	$33,360
Add: Share based employee compensation expense included in reported net income, net of related tax effects	743	1,684
Deduct: Share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(743)	(1,684)

Pro forma net income available to common shareholders	$9,811	$33,360

Income per share:
Basic — as reported	$0.10	$0.36

Basic — pro forma	0.10	$0.36

Diluted — as reported	$0.10	$0.35

Diluted — pro forma	$0.10	$0.35

Compensation cost charged against income and the total income tax benefit recognized for share-based compensation arrangements is included below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Compensation cost charged to SG&A expense	$1,968	$743	$4,285	$1,684

Total compensation cost charged to income	$1,968	$743	$4,285	$1,684

Income tax benefit	$419	$223	$913	$505

Stock options

The Company has stock options with service conditions. No compensation cost is recognized for the stock options as these instruments were fully vested upon adoption of SFAS 123 R.

A summary of stock option activity as of September 30, 2006, and changes during the nine months then ended is presented below:

		Weighted
		Average
		Exercise
(options in thousands)	Number	Price

Outstanding — beginning of period	592	$5.24
Expired/terminated	—	—
Exercised	(95)	3.82

Outstanding — end of period	497	$5.51

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

(options in thousands)

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$1.43 - $3.88	399	2.9	$3.72	399	$3.72
7.81 - 7.81	6	1.8	7.81	6	7.81
12.13 - 14.75	92	0.8	13.04	92	13.04

Total	497	2.5	$5.51	497	$5.51

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

A summary of the status of the Company’s nonvested share awards as of September 30, 2006, and changes during the nine months then ended, is:

		Weighted-
		Average
		Grant-Date
(in thousands, except fair values)	Shares	Fair Value

Outstanding at January 1, 2006	1,590	$5.12
Granted	662	6.67
Vested	(687)	2.01
Forfeited	(111)	6.88

Outstanding at September 30, 2006	1,454	$7.16

At September 30, 2006, the total unrecognized compensation cost related to all nonvested share awards was $6.0 million. That cost is expected to be recognized over a weighted-average period of 1.7 years.

12.	Share Information

On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to September 30, 2008, and at such prices, as determined appropriate by the Company. Purchases may be commenced or suspended at any time without notice. During 2006, the Company’s repurchases under the stock buyback program were:

	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased

April 2006	—	$—	$—
May 2006	488	7.49	3,655
June 2006	1,557	6.92	10,767
July 2006	—	—	—
August 2006	560	6.93	3,879
September 2006	70	7.03	495

	2,675	$7.03	$18,796
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

13.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”(FIN 48). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective in the first quarter 2007 for the Company. The Company plans to adopt FIN 48 when required. FIN 48 is currently being evaluated by the Company for its full impact. At this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurement” (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure and requirements of SFAS 157 are effective for the Company in the 2008 first quarter and the Company expects no significant impact from adopting the Standard.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 focuses primarily on balance sheet reporting for the funded status of benefit plans and requires recognition of benefit liabilities for under-funded plans and benefit assets for over-funded plans, with offsetting impacts to shareholders equity. These changes are required to be adopted prospectively, effective with the Company’s December 31, 2006 financial statements. The Company is in a net under-funded position for its pension and retiree health care plans and will therefore recognize incremental retirement benefit liabilities on adoption. The Company has not yet quantified these amounts. The new rules will also require companies to measure benefit plan assets and liabilities and determine the discount rate for subsequent year expense recognition as of the balance sheet date for financial reporting purposes, thus eliminating the opportunity to use a measurement of date up to 90 days prior to the balance sheet date. The effective date for this change is delayed until year-end 2008. The Company currently uses an October 1 measurement date and will adopt a December 31 measurement date in 2008 as required. Switching to the new measurement date will require a one-time adjustment to retained earnings per the transition guidance in SFAS 158. None of the changes prescribed by SFAS 158 will impact the Company’s results of operations or cash flows.

In September 2006, the SEC issued SFAS 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of adoption. SAB 108 is effective for the Company at the end of 2006. The Company is currently assessing the impact the adoption of SAB 108 will have on its Consolidated Financial Statements.

14.	Subsequent Event

On October 19, 2006, the Company entered into a Memorandum of Understanding with Kemira GrowHow Oyj to create a joint venture to operate the fertilizer and associated process chemicals businesses of both companies in the United Kingdom.

The Memorandum of Understanding is a non-legally binding agreement and is subject, inter alia, to clearance from the UK competition authorities, negotiation of definitive documents and lender consent. It is not subject to approval of shareholders in either Terra Industries Inc. or Kemira GrowHow Oyj.

The proposed joint venture is expected to be held 50/50 by Terra Industries Inc. and Kemira GrowHow and to own and operate the sites of Terra Nitrogen (UK) Limited’s facilities on Teeside and Severnside and the site of Kemira GrowHow UK Limited at Ince.

15.	Guarantor Subsidiaries

The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2008 for September 30, 2006; December 31, 2005; and
September 30, 2005 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations for the three- and nine months and statements of cash flows for the nine months ended September 30, 2006 and 2005 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All other company facilities are owned by non-guarantor subsidiaries.

     Consolidating Balance Sheet as of September 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$1	$(17,081)	$89,612	$49,639	$(1)	$122,170
Accounts receivable, net	—	—	89,173	104,166	—	193,339
Inventories	—	—	62,019	98,172	—	160,191
Other current assets	(857)	10,863	7,461	5,368	3,323	26,158

Total current assets	(856)	(6,218)	248,265	257,345	3,322	501,858

Property, plant and equipment, net	—	—	389,524	333,429	(1)	722,952
Equity method investments	—	—	7,193	154,262	—	161,455
Intangible assets, other assets and deferred plant turnaround costs	—	8,314	23,898	41,644	—	73,856
Investments in and advanced to (from) affiliates	727,320	551,576	1,453,292	437,194	(3,169,382)	—

Total assets	$726,464	$553,672	$2,122,172	$1,223,874	$(3,166,061)	$1,460,121

Liabilities
Debt due within one year	$—	$—	$4	$—	$—	$4
Accounts payable	107	900	36,015	78,712	—	115,734
Accrued expenses and other current liabilities	7,904	100,512	48,556	28,237	(76,290)	108,919

Total current liabilities	8,011	101,412	84,575	106,949	(76,290)	224,657

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	18,608	40,314	—	58,922
Pension and other liabilities	140,659	(509)	9,127	1,071	—	150,348
Minority interest	—	18,564	76,450	—	—	95,014

Total liabilities and minority interest	148,670	450,767	188,760	148,334	(76,290)	860,241

Preferred stock	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	144,968	—	73	49,709	(49,782)	144,968
Paid-in capital	693,944	150,218	2,026,502	1,265,009	(3,441,729)	693,944
Accumulated other comprehensive income (loss) compensation	(63,636)	—	—	30,080	(18,806)	(52,362)
Retained earnings (deficit)	(313,282)	(47,313)	(93,163)	(269,258)	420,546	(302,470)

Common shareholders’ equity	461,994	102,905	1,933,412	1,075,540	(3,089,771)	484,080

Total liabilities and minority interest, preferred stock and common shareholders equity	$726,464	$553,672	$2,122,172	$1,223,874	$(3,166,061)	$1,460,121

Consolidating Statement of Operations for the three months ended September 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$375,329	$86,204	$—	$461,533

Other income	—	—	747	2,500	1	3,248

	—	—	376,076	88,704	1	464,781
Cost and Expenses
Cost of sales	—	—	370,874	65,206	(13,557)	422,523
Selling, general and administrative expenses	616	(2,286)	(6,206)	7,996	13,559	13,679
Equity in the (earnings) loss of subsidiaries	8,658	(26,829)	(16,848)	14,949	19,261	(809)

Total cost and expenses	9,274	(29,115)	347,820	88,151	19,263	435,393

Income (loss) from operations	(9,274)	29,115	28,256	553	(19,262)	29,388
Interest income	—	(1,274)	5,194	(3,576)	1,747	2,091
Interest expense	(465)	(10,024)	(3,357)	2,809	(749)	(11,786)
Income (loss) before income taxes and minority interest	(9,739)	17,817	30,093	(214)	(18,264)	19,693
Income tax provision	(5,657)	—	—	(343)	—	(6,000)
Minority interest	—	(647)	(2,706)	—	1	(3,352)

Net (loss) income	$(15,396)	$17,170	$27,387	$(557)	$(18,263)	$10,341

Consolidating Statement of Operations for the nine months ended September 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$645,275	$735,809	$—	$1,381,084
Other revenues	—	—	4,328	1,807	—	6,135

Total revenues	—	—	649,603	737,616	—	1,387,219

Cost and Expenses
Cost of sales	—	—	675,913	701,056	(39,759)	1,337,210
Selling, general and administrative expenses	1,623	(6,848)	(8,317)	12,177	39,760	38,395
Equity in the (earnings) loss of subsidiaries	27,336	(66,108)	(16,848)	(43,459)	83,249	(15,830)

Total cost & expenses	28,959	(72,956)	650,748	669,774	83,250	1,359,775

Income (loss) from operations	(28,959)	72,956	(1,145)	67,842	(83,250)	27,444
Interest income	—	(224)	5,194	(1,218)	1,747	5,499
Interest expense	(1,395)	(33,610)	(6)	(3,745)	3,416	(35,340)

Income (loss) before income taxes and minority interest	(30,354)	39,122	4,043	62,879	(78,087)	(2,397)
Income tax benefit	(2,835)	—	—	4,835	2	2,002
Minority interest	—	(1,351)	(5,649)	—	—	(7,000)

Net (loss) income	$(33,189)	$37,771	$(1,606)	$67,714	$(78,085)	$(7,395)

Consolidating Statement of Cash Flows for the nine months ended September 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(33,189)	$37,771	$(1,606)	$67,714	$(78,085)	$(7,395)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	2,196	44,488	40,302	1	86,987
Deferred income taxes	—	—	18,608	(20,610)	—	(2,002)
Minority interest in earnings	—	515	6,485	—	—	7,000
Equity in undistributed earnings	(27,336)	66,108	16,848	43,459	(89,944)	9,135
Non-cash loss on derivatives	—	—	1,703	1,072	—	2,775
Share-based compensation	4,285	—	—	—	—	4,285
Change in operating assets and liabilities	90	11,674	(71,167)	48,279	13,613	2,489

Net Cash Flows from Operating Activities	(56,150)	118,264	15,359	180,216	(154,415)	103,274

Investing Activities
Purchase of property, plant and equipment	—	—	(25,549)	(15,236)	—	(40,785)
Plant turnaround expenditures	—	—	(13,458)	(18,529)	—	(31,987)
Distributions received from unconsolidated affiliates	—	—	—	9,660	—	9,660
Changes in restricted cash	—	—	8,595	—	—	8,595
Proceeds from the sale of property, plant and equipment	—	—	7,544	2,122	—	9,666

Net Cash Flows from Investing Activities	—	—	(22,868)	(21,983)	—	(44,851)

Financing Activities
Principal payments under borrowing arrangements	—	—	(22)	(12)	—	(34)
Preferred share dividends paid	(3,825)	—	—	—	—	(3,825)
Proceeds from exercise of stock options	363	—	—	—	—	363
Payments under share repurchase program	(18,796)	—	—	—	—	(18,796)
Distributions to minority interests	—	—	(4,244)	—	—	(4,244)
Change in investments and advances from (to) affiliates	78,408	(146,853)	34,015	(119,985)	154,415	—

Net Cash Flows from Financing Activities	56,150	(146,853)	29,749	(119,997)	154,415	(26,536)

Effect of Foreign Exchange Rate on Cash	—	—	—	3,917	—	3,917

Increase (decrease) in Cash and Cash Equivalents	—	(28,589)	22,240	42,153	—	35,804

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Year	$1	$(17,081)	$89,612	$49,639	$(1)	$122,170

Consolidating Balance Sheet for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$11,508	$75,967	$7,486	$(1)	$94,961
Accounts receivable, net	—	1,563	54,486	150,357	1	206,407
Inventories	—	—	60,350	119,061	10,903	190,314
Other current assets	9,198	12,704	9,720	22,763	193	54,578

Total current assets	9,199	25,775	200,523	299,667	11,096	546,260

Property, plant and equipment, net	—	—	275,223	458,313	—	733,536
Equity investments	—	—	—	183,884	—	183,884
Deferred plant turnaround costs, intangible and other assets	—	10,861	7,299	42,139	(354)	59,945
Investments in and advances to (from) affiliates	747,233	536,937	1,358,920	618,155	(3,261,245)	—

Total Assets	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Liabilities
Debt due within one year	$—	$—	$26	$12	$—	$38
Accounts payable	210	—	48,501	77,152	—	125,863
Accrued and other liabilities	3,119	92,984	54,855	63,670	(76,719)	137,909

Total current liabilities	3,329	92,984	103,382	140,834	(76,719)	263,810

Long-term debt and capital Lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	—	70,088	(4,090)	65,998
Pension and other liabilities	148,793	—	11,173	1,591	(1)	161,556
Minority interest	—	18,049	74,209	—	—	92,258

Total liabilities and minority interest	152,122	442,333	188,764	212,513	(80,810)	914,922

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	146,994	—	73	49,709	(49,782)	146,994
Paid in capital	712,671	150,218	1,741,688	1,473,065	(3,364,971)	712,671
Accumulated other comprehensive income income (loss) and unearned compensation	(63,728)	—	—	5,232	(17,016)	(75,512)
Retrained earnings (deficit)	(307,427)	(18,978)	(88,560)	(138,361)	262,076	(291,250)

Total stockholders’ equity	488,510	131,240	1,653,201	1,389,645	(3,169,693)	492,903

Total liabilities and stockholders’ equity	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Condensed Consolidating Balance Sheet as of September 30, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and short-term investments and restricted cash	$1	$89,016	$71,722	$14,826	$—	$175,565
Accounts receivable, net	—	162	38,997	137,327	1	176,487
Inventories	—	—	31,702	101,341	11,920	144,963
Other current assets	28,842	3,051	10,117	42,780	2	84,792

Total current assets	28,843	92,229	152,538	296,274	11,923	581,807

Property, plant and equipment, net	—	—	283,422	484,754	(3,439)	764,737
Equity method investments	—	—	—	190,805	—	190,805
Intangible other assets and deferred plant turnaround costs	2,650	11,400	8,680	21,583	3,441	47,754
Investments in and advanced to (from) affiliates	770,571	602,874	1,312,399	795,170	(3,481,014)	—

Total assets	$802,064	$706,503	$1,757,039	$1,788,586	$(3,469,089)	$1,585,103

Liabilities
Debt due within one year	$—	$—	$49	$28	$—	$77
Accounts payable	69	268	26,022	78,805	(1)	105,163
Accrued and other liabilities	14,961	101,773	56,014	58,900	(74,449)	157,199

Total current liabilities	15,030	102,041	82,085	137,733	(74,450)	262,439

Long-term debt and capital lease obligations	—	331,300	4	—	—	331,304
Deferred income taxes	(2,044)	—	—	91,802	5,897	95,655
Pension and other liabilities	104,431	(501)	13,722	35,805	3	153,460
Minority interest	—	18,718	76,979	—	1	95,698

Total liabilities and minority interest	117,417	451,558	172,790	265,340	(68,549)	938,556

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ Equity
Common stock	146,997	—	73	49,709	(49,782)	146,997
Paid-in capital	712,681	150,218	1,747,295	1,478,729	(3,376,242)	712,681
Accumulated other comprehensive income (loss) and unearned compensation	(57,834)	—	—	22,022	(18,276)	(54,088)
Retained earnings (deficit)	(232,997)	104,727	(163,119)	(27,214)	43,760	(274,843)

Total stockholders’ equity	568,847	254,945	1,584,249	1,523,246	(3,400,540)	530,747

Total liabilities and stockholders equity	$802,064	$706,503	$1,757,039	$1,788,586	$(3,469,089)	$1,585,103

Condensed Consolidating Statement of Operations for the three months ended September 30, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$144,002	$342,864	$(2,784)	$484,082
Other income, net	—	—	(1,809)	637	2,784	1,612

Total revenues	—	—	142,193	343,501	—	485,694

Cost and Expenses
Cost of sales	—	—	169,523	311,470	(34,085)	446,908
Selling, general and administrative expenses	795	(1,136)	(17,779)	(3,532)	31,791	10,139
Equity in the (earnings) loss of subsidiaries	(49,221)	(59,410)	—	(11,694)	116,995	(3,330)

Total cost & expenses	(48,426)	(60,546)	151,744	296,244	114,701	453,717

Income from operations	48,426	60,546	(9,551)	47,257	(114,701)	31,977
Interest income	—	382	1,390	(2,001)	3,199	2,970
Interest expense	(491)	(10,860)	(10)	4,513	(4,981)	(11,829)

Income before income taxes and minority interest	47,935	50,068	(8,171)	49,769	(116,483)	23,118
Income tax provision	3,688	—	—	(5,494)	(5,898)	(7,704)
Minority interest	—	(847)	(3,481)	—	—	(4,328)

Net Income	$51,623	$49,221	$(11,652)	$44,275	$(122,381)	$11,086

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Net sales	$—	$—	$423,563	$994,377	$1,480	$1,419,420
Other income, net	—	—	6,318	1,441	(1,480)	6,279

Total revenues	—	—	429,881	995,818	—	1,425,699

Cost and Expenses
Cost of sales	—	—	425,415	878,700	(34,877)	1,269,238
Selling, general and administrative expenses	1,892	(5,319)	981	4,206	34,878	36,638
Equity in the (earnings) loss of subsidiaries	(82,905)	(112,456)	—	(46,166)	228,790	(12,737)

Total cost & expenses	(81,013)	(117,775)	426,396	836,740	228,791	1,293,139

Income from operations	81,013	117,775	3,485	159,078	(228,791)	132,560
Interest income	—	1,886	3,754	(84)	835	6,391
Interest expense	(1,472)	(33,680)	(20)	(4,595)	(2,045)	(41,812)
Loss on early retirement of debt	—	—	—	(27,193)	—	(27,193)
Change in fair value of warrant liability	8,860	—	—	—	—	8,860

Income before income taxes and minority interest	88,401	85,981	7,219	127,206	(230,001)	78,806
Income tax provision	(10,645)	—	—	(9,321)	(5,898)	(25,864)
Minority interest	—	(3,076)	(12,648)	—	1	(15,723)

Net Income	$77,756	$82,905	$(5,429)	$117,885	$(235,898)	$37,219

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2005:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$77,756	$82,905	$(5,429)	$117,885	$(235,898)	$37,219
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Noncash loss on early retirement of debt	—	—	—	22,543	—	22,543
Change in fair value of warrant liability	(8,860)	—	—	—	—	(8,860)
Depreciation and amortization	—	—	32,413	51,156	—	83,569
Deferred taxes	17,278	—	—	16,314	(4,039)	29,553
Minority interest in earnings	—	3,076	12,648	—	(1)	15,723
Equity earnings of unconsolidated affiliates	(82,905)	(112,456)	—	(46,166)	228,790	(12,737)
Noncash loss on derivatives	—	—	8,057	—	—	8,057
Amortization of unearned compensation	1,684	—	—	—	—	1,684
Term loan discount accretion	—	—	—	1,773	—	1,773
Change in operating assets and liabilities	(47,745)	166,146	11,028	(60,890)	(172,537)	(103,998)

Net Cash Flows from Operating Activities	(42,792)	139,671	58,717	102,615	(183,685)	74,526

Investing Activities
Purchase of property, plant and equipment	—	—	(2,047)	(15,359)	—	(17,406)
Plant turnaround expenditures	—	—	—	(9,677)	—	(9,677)
Distributions received from unconsolidated affiliates	—	—	—	33,125	—	33,125
Restricted cash	—	—	(8,861)	—	—	(8,861)
Proceeds from the sale of property, plant and equipment	168	—	—	6,485	(168)	6,485

Net Cash Flows from Investing Activities	168	—	(10,908)	14,574	(168)	3,666

Financing Activities
Payments under borrowings arrangements	—	—	(77)	(125,047)	—	(125,124)
Preferred share dividends paid	(4,675)	—	—	—	—	(4,675)
Change in investments and advances from (to) affiliates	47,139	(252,954)	—	22,121	183,694	—
Proceeds from exercise of stock options	160	—	—	—	—	160
Stock issuance	—	—	(3,583)	—	3,583	—
Distributions to minority interests	—	(2,392)	(9,831)	—	—	(12,223)

Net Cash Flows from Financing Activities	42,624	(255,346)	(13,491)	(102,926)	187,277	(141,862)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	(3,424)	(3,424)

Increase (decrease) in Cash and Short-term Investments	—	(115,675)	34,318	14,263	—	(67,094)

Cash and Short-term Investments at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Short-term Investments at End of Year	$1	$89,016	$62,861	$14,826	$—	$166,704

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Natural gas is the most significant raw material in the production of nitrogen products. During the third quarter of 2005, the cost of natural gas increased to unprecedented levels due to supply disruptions caused by Hurricanes Katrina and Rita. During 2006, the cost of natural gas declined.
Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. The natural gas costs of imported products have been and could continue to be substantially lower than the delivered cost of natural gas to Terra’s facilities. Off-shore producers are most competitive in regions close to the point of entry for imports, including the Gulf Coast and East Coast of North America.
During the three- and nine-month periods ending September 30, 2006, Terra’s manufacturing plants operated at approximately 87 and 79 percent, respectively, of capacity in response to slow demand and high natural gas cost. Much of the curtailed production was replaced with purchased product from other suppliers.
During the second quarter of 2006 the Company’s ammonia production plant in Billingham, England incurred damage due to an explosion from a ruptured pipe. The repairs were completed and ammonia production resumed during the third quarter of 2006.
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

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2006 COMPARED WITH
QUARTER ENDED SEPTEMBER 30, 2005
Consolidated Results
Terra reported net income of $10.3 million for the 2006 third quarter compared with 2005 net income of $11.1 million. The net income decrease is primarily due to lower sales volumes and lower sales prices, partially offset by lower natural gas costs.
Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s methanol manufacturing plant.
Total revenues and income (loss) from operations by segment for the three-month period ended September 30, 2006 and 2005 follow:

(in thousands)	2006	2005

REVENUES:
Nitrogen Products	$442,612	$478,118
Methanol	18,921	5,964
Other	3,248	1,612

	$464,781	$485,694

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$20,409	$38,971
Methanol	9,405	(6,673)
Other	(426)	(321)

	$29,388	$31,977

Nitrogen Products
Volumes and prices for the three-month periods ended September 30, 2006 and 2005 are:
VOLUMES AND PRICES

	2006		2005
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	466	$281	428	$293
Nitrogen solutions	1,031	$129	1,120	$154
Urea	32	$236	38	$257
Ammonium nitrate	323	$226	461	$204

*	After deducting outbound freight costs
Nitrogen products segment revenues for the quarter ended September 30, 2006 decreased $35.5 million, or 7%, compared with the same 2005 quarter primarily due to lower nitrogen solutions and ammonium nitrate sales volumes and lower prices for ammonia, nitrogen solutions and urea. Price decreases reflected industry-wide decreased manufacturing costs, primarily related to natural gas. The nitrogen solution and ammonium nitrate sales volumes decreased due to decreased operating production in the 2006 third quarter as compared to the 2005 third quarter.
Operating income for the 2006 third quarter was $20.4 million, which was $18.6 million less than the $39.0 million in the 2005 third quarter. Lower third quarter unit prices and sales volumes decreased 2006 operating income approximately $20.0 million and $5.0 million, respectively. These factors were partially offset by lower third quarter 2006 costs of $6.4 million, comprised primarily of natural gas decreases of $27.4 million and higher freight and purchased product costs of $12.8 million. During the third quarter of 2006, the Company incurred approximately $8.2 million of repairs and additional costs for purchased ammonia due to damage from the incident at the Billingham, England ammonia plant.
Methanol
For the three months ended September 30, 2006 and 2005, the Methanol segment had revenues of $18.9 million and $6.0 million, respectively. In the 2005 third quarter, approximately 9.8 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 6.8 million gallons of methanol sold in the 2006 third quarter.
The Company recorded profit sharing revenue of $11.6 million in the third quarter 2006 from the Methanex supply agreement due to continued cessation of the Beaumont operations. Under the terms of the Methanex supply agreement, profit sharing revenue can be earned whether the Beaumont facility is operating or not. Revenue is recognized when the estimated margin on an annualized basis is probable. The supply agreement limits the margin to $12.0 million on an annual basis. The third quarter of 2005 methanol results included a $3.3 million charge under the Beaumont production contract with Methanex due to the high natural gas costs during the 2005 third quarter.
The methanol segment had operating income of $9.4 million for the 2006 third quarter compared to operating loss of $6.7 million for the 2005 third quarter.
Selling, General and Administrative (SGA) Expense
The third quarter 2006 SGA expense increased $3.5 million to $13.7 million as compared to the 2005 third quarter. The increase is primarily due to higher legal, engineering and consulting fees associated with potential facility expansion in Trinidad.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased $2.5 in the 2006 third quarter as compared to the 2005 third quarter. The decrease is primarily due to lower operating rates in the third quarter 2006 associated with plant repair activities at Point Lisas Nitrogen Limited in Trinidad.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2006 and 2005 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the third quarter 2006 were recorded based on the estimated effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 36.7% and 41% in the quarters ended September 30, 2006 and 2005, respectively. The tax rate decrease was due primarily to losses in the United Kingdom operations at lower benefit rate of 30% as compared to higher rates in the United States and Canada and permanent differences.
RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 2005
Consolidated Results
Terra reported net loss of $7.4 million for the 2006 first nine months compared with a 2005 net income of $37.2 million. The 2005 net income included the effects of $27.2 million in losses on the early retirement of long-term debt and $8.9 million for gains on the revaluation of warrants. The net income decrease in 2006 is primarily due to decreased sales volumes and higher natural gas costs as well as costs of approximately $15.6 million of plant outages and repair from the UK operations resulting from an explosion during the 2006 second quarter. The decreased sales volumes is primarily due to fertilizer customers’ response to higher sales prices and the curtailment of certain production facilities as the result of the increased natural gas costs during the 2006 first quarter.
Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s methanol manufacturing plant.
Total revenues and income (loss) from operations by segment for the nine-month period ended September 30, 2006 and 2005 follow:

(in thousands)	2006	2005

REVENUES:
Nitrogen Products	$1,355,574	$1,393,503
Methanol	25,510	25,917
Other	6,135	6,279

	$1,387,219	$1,425,699

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$25,098	$144,469
Methanol	3,363	(9,762)
Other	(1,017)	(2,147)

	$27,444	$132,560

Nitrogen Products
Volumes and prices for the nine-month periods ended September 30, 2006 and 2005 are:

VOLUMES AND PRICES

	2006		2005
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	1,417	$320	1,446	$286
Nitrogen solutions	2,799	$143	3,305	$150
Urea	116	$267	124	$252
Ammonium nitrate	879	$226	1,199	$198

*	After deducting outbound freight costs
Nitrogen products segment revenues for the nine months ended September 30, 2006 declined $37.9 million compared with the same 2005 first nine months primarily due to lower sales volumes, offset by increased prices. Price increases reflected industry-wide increased manufacturing costs, primarily related to natural gas. However, the price increases and decreased acres of planted corn caused the Company’s customers to reduce 2006 nitrogen product purchases from the prior year.
The operating income for the 2006 first nine months was $25.1 million and was $119.4 million less than the $144.5 million in the 2005 first nine months. Higher 2006 unit prices contributed about $60.1 million to operating income, but were more than offset by higher costs for natural gas and purchased nitrogen products. First nine months 2006 gross profits also declined $23.2 million from 2005 as the result of lower sales volumes. The 2006 costs increased $140.7 million as compared to 2005 costs, which includes $53.6 million in higher natural gas costs and $87.1 million higher costs, primarily related to freight and purchased product costs. First nine months 2006 natural gas costs includes the effects of forward price contracts that were $42.3 million higher than spot prices. In addition, the 2006 first nine-months manufacturing output was curtailed to about 80% of capacity in response to slow demand and high natural gas costs with some of the curtailed production replaced by purchased product. During the second and third quarters of 2006, the Company incurred approximately $15.6 million of repairs and additional costs for purchased ammonia due to damage from the incident at the Billingham, England ammonia plant.
Methanol
For the nine months ended September 30, 2006 and 2005, the Methanol segment had revenues of $25.5 million and $25.9 million, respectively. In the 2005 first nine months, approximately 26.8 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 11.6 million gallons of methanol sold in the 2006 first nine months.
During 2006, the Company recorded profit sharing revenue of $11.6 million under the Methanex supply contract due to the continued cessation of the Beaumont operations. Under the terms of the Methanex supply agreement, profit sharing revenue can be earned whether the Beaumont facility is operating or not. Revenue is recognized when the estimated margin on an annualized basis is probable. The supply agreement limits the margin to $12.0 million on an annual basis.
The methanol segment had operating income of $3.4 million for the 2006 first nine months compared to operating loss of $9.8 million for the 2005 first nine months.

Interest Expense
Interest expense decreased approximately $6.5 million to $35.3 million during the 2006 first nine months as compared to $41.8 million for the prior year period due primarily to repayment of approximately $125.0 million of debt during 2005 first and second quarters.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2006 and 2005 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the first nine months of 2006 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 21.3% and 41% in the first nine months ended September 30, 2006 and 2005, respectively. The tax rate increase was due primarily to losses in the United Kingdom operations at a lower benefit rate of 30% as compared to higher rates in the United States and Canada and permanent differences.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $122.2 million at September 30, 2006. Terra’s primary uses of funds are to fund its working capital requirements, make payments on its debt and other obligations, repurchase up to 10 percent of its common stock and fund plant turnarounds and capital expenditures. The principle sources of funds will be cash flow from operations and borrowings under available bank facilities.
Net cash provided by operations in the first nine months of 2006 was $103.3 million, composed of $100.8 million of cash provided from operating activities and $2.5 million from working capital changes. The primary working capital needs were to fund $38.9 million of accounts payable and customer prepayment reductions for seasonal customer shipments and lower natural gas values at the end of the first nine months. These needs were offset by declines to accounts receivable and inventories of $25.8 million and $36.6 million, respectively.
During the first nine months, Terra funded plant and equipment purchases of $40.8 million primarily for replacement or stay-in-business capital needs. Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant, generally every two years. Terra funded $32.0 million of plant turnaround costs in the first nine months of 2006.
The total distributions from the company equity-method investments was $34.6 million and $33.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.

In April 2006, the Board of Directors authorized the Company to repurchase a maximum of 10%, or 9,516,817 shares, of its outstanding common stock on the open market in private transactions or otherwise. During the 2006 first nine months, the Company’s repurchases under the stock buyback program were:

	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased

April 2006	—	$—	$—
May 2006	488	7.49	3,655
June 2006	1,557	6.92	10,767
July 2006	—	—	—
August 2006	560	6.93	3,879
September 2006	70	7.03	495

	2,675	$7.03	$18,796
In March 2005, the Company repaid $50.0 million of the term loan from available cash. In September 2005, the Company repaid $75.0 million of the term loan from available cash.
The Company paid dividends on the outstanding preferred stock of $1.3 million and $3.8 million for the three- and nine-month periods, respectively ending September 30, 2006. The Company paid dividends on the outstanding preferred stock of $1.3 million and $4.7 million for the three- and nine-month periods ending September 30, 2005.
Distributions paid to the minority TNCLP common unitholders in the first nine months of 2006 and 2005 were $4.2 million and $12.2 million, respectively. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.
Terra has revolving credit facilities totaling $200 million that expire in September 2008. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. At September 30, 2006, the Company had borrowing availability of $200 million. There were no outstanding revolving credit borrowings and there were $17.6 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $182.4 million under the facilities. The Company is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Company’s borrowing availability falls below a combined $60 million, the Company is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Company Purchases of Equity Securities
The following table provides information about shared repurchases by the Company during the quarter ended September 30, 2006.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicly	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per Share	Programs	Plans or Programs

April 2006	—	$—	—	9,516,817
May 2006	488,100	7.49	488,100	9,028,717
June 2006	1,556,500	6.92	2,044,600	7,472,217
July 2006	—	—	2,044,600	7,472,217
August 2006	560,000	6.93	2,604,600	6,912,217
September 2006	70,500	7.03	2,675,100	6,841,717
On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. During 2006, the Company repurchased 2,675,100 shares at an average price of $7.03. The remaining number of shares that the Company is authorized to repurchase is 6,841,717 at September 30, 2006.
The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit *4.1	Amendment No. 3 to the Amended and Restated Credit Agreement dated July 29, 2005, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA, Inc. as administrative agent for the Lenders and issuers.

Exhibit *31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit *31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit *32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: November 1, 2006	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory