Form 10-K
period 2006-12-31
TERRA INDUSTRIES INC
filed 2007-03-15
CIK 722079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8520
Terra Industries Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-1145429
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Terra Centre	51102-6000
600 Fourth Street	(Zip Code)
P. O. Box 6000
Sioux City, Iowa	(712) 277-1340
(Address of principal executive offices)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of accelerated filed and large accelerated filer in Rule 12b-2 of the Act).
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☑
The aggregate market value of the voting and non-voting common shares held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common shares, as of the last business day of the registrant’s most recently completed second fiscal quarter was $580,794,088.42.
The number of Common Shares, without par value, outstanding as of March 1, 2007 was 92,756,438.
Documents Incorporated by Reference
Certain portions of the proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 8, 2007 are incorporated herein by reference into Part III hereof.

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
Business Overview
Terra is a leading North American and U.K. producer and marketer of nitrogen products, serving agricultural and industrial markets. In addition, Terra owns a 50% interest in Point Lisas Nitrogen Limited (“PLNL”), an ammonia production joint venture in the Republic of Trinidad and Tobago. Terra is one of the largest North American producers of ammonia, the basic building block of nitrogen fertilizers. The Company upgrades a significant portion of the ammonia it produces into higher value products, which are easier for distributors and farmers to transport, store and apply to crops than ammonia. Terra owns nine manufacturing facilities in North America and the U.K. capable of producing nitrogen products. Two of these facilities (Beaumont, Texas and Woodward, Oklahoma) can also produce methanol. The Beaumont, Texas facility, which historically had been a significant methanol producer, was mothballed in December 2004 and the Donaldsonville, Louisiana ammonia plant was mothballed in the first quarter of 2005. These two facilities remain out of production.
Terra’s business is organized into a nitrogen business segment and a methanol business segment. The methanol segment has become less significant to the Company’s business since the closing of the Beaumont, Texas facility.
Nitrogen is both a global and local commodity: global because it is produced and traded in almost all regions of the world, local because fertilizer customers display preferences for nitrogen in one of four basic forms based upon local conditions. The principal forms of globally traded nitrogen fertilizer are ammonia (82% nitrogen by weight) and urea (46% nitrogen by weight). Ammonium nitrate (AN) (34% nitrogen by weight) is traded in international markets. Urea ammonium nitrate solution (UAN) (28% to 32% nitrogen by weight) is used principally in North America and has only recently been traded in international markets to a lesser extent. UAN’s high water content and need to be transported in tankers can cause transportation costs per ton of nitrogen to be higher than other forms of internationally traded nitrogen products. Because transportation is a significant component of a customer’s total product cost, a key to competitiveness in the nitrogen business is proximity to the end user, which allows a supplier to have the lowest delivered cost for the customer’s product of choice. In addition, a supplier must provide a reliable source of product.

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

	Annual Capacity[1]
Location	Ammonia[2]	UAN[3]	AN4		Urea[5]	Methanol[6]

Beaumont, Texas[7]	255,000	—	—		—	225,000,000
Donaldsonville, Louisiana[8]	500,000	—	—		—	—
Port Neal, Iowa	370,000	840,000	—		60,000	—
Verdigris, Oklahoma	1,050,000	2,200,000	—		—	—
Woodward, Oklahoma[9]	440,000	340,000	—		25,000	40,000,000
Yazoo City, Mississippi[10]	500,000	600,000	775,000	[11]	7,000	—
Courtright, Ontario	480,000	400,000	—		175,000	—
Severnside, U.K.	265,000	—	500,000		—	—
Billingham, U.K.[12]	550,000	—	520,000		—	—
Point Lisas, Trinidad and Tobago[13]	360,000	—	—		—	—

Total	4,770,000	4,380,000	1,795,000		267,000	265,000,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns.

2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.

3.	Measured in tons of UAN containing 28% nitrogen by weight.

4.	Measured in tons.

5.	Urea is sold as urea liquor from the Port Neal, Woodward and Yazoo City facilities and as either granular urea or urea liquor from the Courtright facility. Production capacities shown are for urea sold in tons.

6.	Measured in gallons.

7.	The Beaumont facility was mothballed in December 2004 and remains out of production. The Beaumont plant capacity depends on product mix (ammonia/methanol).

8.	The Donaldsonville facility’s manufacturing capacity consists of a single ammonia plant. This plant was mothballed in January 2005 and remains out of production.

9.	Woodward’s plant capacity depends on product mix (ammonia/methanol).

10.	The Yazoo City facility also produces merchant nitric acid; sales for the twelve months ended December 31, 2006 were 71,000 product tons.

11.	Terra’s full AN capacity at Yazoo City is 835,000 tons, however such production would limit Yazoo City’s UAN production to approximately 450,000 tons and increase urea production to 45,000 tons. The plant has the ability to produce both agricultural grade AN and industrial grade AN (IGAN).

12.	The Billingham, England facility also produces merchant nitric acid; sales for the twelve months ended December 31, 2006 were 282,000 product tons.

13.	The Point Lisas plant capacity represents Terra’s 50% interest.

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
Agricultural customers accounted for approximately 70% and industrial customers approximately 30% of Terra’s North American nitrogen product revenue in 2006. For more information on the nitrogen business, see the discussion under “Nitrogen Business Segment” below.

	% of Total	U.S.	U.K.
	2006 Terra	Capacity	Capacity
Product	Revenues[1]	Position	Position

Ammonia	34.9%	1	1
UAN	31.4%	1	*
AN	16.6%	1	1
Solid Urea	2.2%	4 *	*
Methanol	2.0%	1	*

1	Revenues from sales of carbon dioxide, nitric acid and other nitrogen products and services, as well as industrial sales in the U.K., represented 12.9% of Terra’s total revenues for 2006.

*	Terra does not produce in these markets. Terra produces granular urea at its Courtright, Ontario facility.
In December 2003, Terra entered into contracts with the Methanex Corporation (“Methanex”), providing it exclusive rights to all methanol production at the Beaumont facility for five years. In December 2004, this facility was mothballed. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, Terra will continue to realize revenues relating to the facility of up to $16.4 million per year consisting of $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin, if any, based on the plant’s methanol production capacity, reference prices and natural gas costs. In 2006, the Company recorded $12.0 million in revenue related to the cash margin clause of the Methanex agreement. No revenue was recorded in 2005 relating to the cash margin clause of the Methanex agreement due to the high natural gas prices. Terra also entered into an agreement for Methanex to market, under a commission arrangement, all methanol produced at the Woodward facility. For more information on the methanol business, see the discussion under “Methanol Business Segment” below.
Nitrogen Business Segment
Terra is a leading producer and marketer of nitrogen products, principally fertilizers. The Company upgrades a significant portion of the ammonia it produces into other nitrogen products, such as urea, ammonium nitrate (AN) and urea ammonium nitrate solutions (UAN). Ammonia, AN, urea and UAN are the principal nitrogen products the Company produces and sells in North America. Terra produces and sells primarily ammonia and AN in the U.K. The Point Lisas production facility in Trinidad provides ammonia for sale into both the U.S. and international nitrogen markets. Other products Terra manufactures include nitric acid, dinitrogen tetroxide and carbon dioxide. These products, along with a portion of Terra’s ammonia, AN and urea production, are used in non-agricultural applications. In 2003, Terra formed its Terra Environmental Technologies division to provide products and services to customers using nitrogen products (primarily ammonia, aqua ammonia and liquid and dry urea) to reduce nitrogen oxides (NOx) emissions from various sources, including power plants, and in other environmental processes such as water treatment plants.
Although the different nitrogen fertilizer products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. Terra’s plants are designed to provide the fertilizer products preferred by end-users in the regions in which they are located. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of storage, handling and application equipment. Terra’s nitrogen products and its 2006 production are described in greater detail below.
Anhydrous Ammonia
Anhydrous ammonia (or “ammonia”) is the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, including urea, AN and UAN. Ammonia is also a vital raw material for many industrial applications. Terra is the leading U.S. producer of ammonia. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer on a per-pound-of- contained-nitrogen basis. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than urea, AN and UAN because of its need for specialized application equipment and its limited application flexibility.
In 2006, Terra produced approximately 2,632,000 tons of ammonia at its North American facilities and approximately 505,000 tons of ammonia at its U.K. facilities. The Company is obligated by contract through 2018 to purchase one-half of the ammonia produced by Point Lisas Nitrogen in Trinidad at a discount to market, subject to a minimum price. In 2006, Terra purchased approximately 307,000 tons pursuant to its contract with Point Lisas Nitrogen. Terra sold a total of 1,897,000 tons of ammonia worldwide in 2006 and consumed approximately 2,204,000 tons of ammonia as a raw material to manufacture its other nitrogen products.
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
Terra produced approximately 3,710,000 tons of UAN at its North American facilities in 2006 and sold approximately 4,368,000 tons of UAN in 2006, primarily to U.S. fertilizer dealers and distributors.
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

Industrial grade AN prills and ammonium nitrate solution is utilized as explosives in the mining industry as well as a raw material in the production of catalyst materials.
The Company produced approximately 508,000 tons of solid AN, 452,000 agricultural grade AN and 54,000 industrial grade ammonium nitrate (IGAN), at its Yazoo City, Mississippi facility and approximately 775,000 tons of solid AN at its U.K. facilities in 2006. During this period, the Company sold approximately 555,000 tons in the U.S. and 561,000 tons in the U.K.
Urea
Urea is produced by converting ammonia and carbon dioxide into liquid urea, which can be further processed into a solid, granular form. Urea is used for fertilizer and animal feed as well as in industrial applications as a raw material to produce resins and environmentally as a reagent to reduce NOx emissions. Granular urea has a nitrogen content of 46% by weight, the highest level of any solid nitrogen product. Terra produces both a granulated form of urea, generally for the fertilizer market, and urea liquor (liquid) for animal feed supplements and industrial applications.
In 2006, Terra produced approximately 220,000 tons of urea and urea liquor, all of it at North American plants. During this period, the Company sold approximately 244,000 tons of urea and urea liquor.
Nitric Acid
Nitric acid is made by oxidizing ammonia with air. The product is used as a raw material for other nitrogen products and by industrial customers to produce such products as nylon fibers, polyurethane foams and specialty fibers. In 2006, the Company produced approximately 893,000 tons of nitric acid worldwide. Approximately 366,000 of these tons were sold to industrial users and the remainder was used as a raw material for the production of Terra’s other nitrogen products.
Dinitrogen Tetroxide
Dinitrogen tetroxide (N2O4) is the propellant oxidizer used in various satellite, rocket and missile propulsion systems. It is also used by industrial customers in the manufacturing of pharmaceuticals. Dinitrogen tetroxide is produced by cooling and condensing a slipstream of process gas from a nitric acid plant containing various oxides of nitrogen. The recovered product is filtered and its composition adjusted to meet final product specifications. Terra manufactured approximately 90,000 pounds of the product in 2006.
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
Terra’s Donaldsonville terminal has ready access to rail, truck and ammonia pipeline transportation and permits economical oceangoing vessel and barge transportation for imports and exports of nitrogen products. The terminal includes two ammonia storage tanks, each with a capacity of 30,000 tons, and can receive ocean-going vessels carrying 50,000 tons or more of ammonia. During 2006, the terminal received and shipped approximately 729,000 and 729,000 tons of ammonia, respectively. Terra expanded the terminal’s capabilities by constructing a new UAN solution tank with a 50,000-ton capacity. This tank and related receiving and shipping equipment was completed in December 2006 at a cost of $9.2 million.
In July 2005 Terra sold to a subsidiary of Kinder Morgan Energy Partners its terminal assets in Blytheville, Arkansas, consisting of storage and supporting infrastructure for 40,000 tons of ammonia, 9,500 tons of UAN and 40,000 tons of urea. In conjunction with this sale of assets, Terra has entered into a long-term agreement to lease from Kinder Morgan exclusively these terminal assets. This arrangement will maintain Terra’s distribution capabilities in the Blytheville, Arkansas region.
Terra owns a 50% interest in the Houston Ammonia Terminal, located on the Houston Ship Channel near Pasadena, Texas. This entity has two 15,000 ton ammonia storage tanks which provide ammonia to industrial customers in the area via a pipeline system capable of shipping approximately 1,000 tons per day. The terminal can receive ocean-going vessels.
In the U.K., agricultural customers accounted for approximately 57% and industrial customers approximately 43% of sales in 2006. Terra engages merchants and buying groups to sell its Nitram brand bagged AN fertilizer directly to British farmers. Terra also bags AN for other U.K. suppliers and sells it in bulk to suppliers who blend it with potash and phosphates, bag it and distribute it to farmers. Terra exports a small quantity of AN to continental Europe. Terra’s U.K. industrial products include ammonia, nitric acid and liquid carbon dioxide. Most industrial sales are to customers where Terra has a freight advantage.
Industry Overview
The three major nutrients required for plant growth are phosphorous, mined as phosphate rock; potassium, mined as potash; and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. Nitrogen is an essential element for most organic compounds in plants because it promotes protein formation. Nitrogen is also a major component of chlorophyll, which helps promote green healthy growth and high yields. There are no known substitutes for nitrogen fertilizers in the cultivation of high-yield crops. These three nutrients occur naturally in the soil to a certain extent, but must be replaced because crops remove them from the soil. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of nitrogen absorption by crops and its tendency to escape from the soil by evaporation or leaching. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-by-year, per-acre-planted basis than is demand for phosphate or potash fertilizer.
The major nitrogen consuming crop in North America is corn and in the United Kingdom, wheat. Certain crops, such as soybeans and other legumes, can use atmospheric nitrogen and do not require nitrogen fertilizers.

Demand
Global demand for fertilizers typically grows at predictable rates and tends to correspond to growth in grain production. Global fertilizer demand is driven in the long term primarily by population growth, increases in disposable income and associated improvements in diet. Short-term demand depends on world economic growth rates and factors creating temporary imbalances in supply and demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention, such as changes in the buying patterns of China or India. Grain consumption has historically grown at approximately 1.2% per year. According to IFA, International Fertilizer Industry Association, over the last 45 years global fertilizer demand has grown 3.7% annually and global nitrogen fertilizer demand has grown at a faster rate of 4.8% annually. During that period, North American nitrogen fertilizer demand has grown 3.3% annually.
Supply
Over the past six years, global ammonia capacity has remained relatively flat, growing at an average of less than 1% per annum. This result was the combination of new project capacity being offset by permanent plant closing in the U.S. and Europe. As global operating rates and prices have risen, so have plans for new capacity.
This new global capacity will likely come from advantaged natural gas regions of the world, such as the Middle East and Africa. This expansion of capacity could be limited, however, by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has recently announced plans to raise domestic gas prices as well as prices paid by their export customers. This will raise the production costs for new and existing plants in the former Soviet Union and Europe.
Imports account for a significant portion of U.S. nitrogen product supply. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions close to the point of entry for imports, primarily the Gulf coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports. According to Fertecon, a leading industry publication, world trade in ammonia grew from 15.4 million tons in 2000 to 19 million tons by 2005 due to the exceptional increase in gas prices in the U.S. and Europe during this period and the consequent closure of U.S. capacity.
Outlook
Fertecon forecasts that global nitrogen fertilizer demand is expected to rise by around 1.8% per year from 2005 to 2015, increasing by 16 million tons or close to 18% over the period. In North America, nitrogen fertilizer consumption is expected to increase from 2005 to 2015 from 12.3 million tons to 14.1 million tons, a 14%increase.
Global grain inventories are currently at levels significantly below the ten-year average, and current corn prices have increased significantly to $3.85 per bushel as of January 18, 2007 versus $1.90 per bushel one year prior. Both of these factors influence the improved outlook for demand.
The emergence of ethanol as an alternative energy source has the potential to drive incremental fertilizer demand. Corn, the primary feedstock for U.S. ethanol production, represents approximately 40% of fertilizer demand in North America. New ethanol capacity is increasing demand for corn and, according to Fertecon, is expected to contribute to a forecasted 21 million hectare increase in planted corn area in the world by 2030. The amount of corn used in the U.S. for ethanol production has doubled in the last four years. In 2005-2006, around 1.6 billion bushels of corn were used for ethanol production. According to Fertecon, a 34% increase is forecast for the current 2006-2007 crop year, bringing the total bushels used for ethanol to 2.15 billion. This number is expected to rise to over 3 billion bushels by 2007-2008, equivalent to 25% of the U.S. corn crop.
Due to the Clean Air Act, energy providers are required to reduce emissions of nitrogen oxides, or NOx. This presents a new market opportunity for ammonia, which can be used to reduce NOx from air emissions. We believe that this new application could increase ammonia demand by up to 1 million tons, or 10% of U.S. capacity in 2010.
The continued growth in demand for nitrogen products has helped stabilize global ammonia utilization rates, which averaged 86% between 2004 and 2005. According to Fertecon, global ammonia utilization rates are forecasted to remain in the mid-80’s through 2015. North American ammonia utilization rates are forecast to decrease from 84% in 2006 to 78% by 2015 due in part to projected long-term growth in worldwide capacity and in imports.
To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next nine years. According to Fertecon, global ammonia capacity is forecast to increase by a new 37.5 million tons by 2015, a total increase of 22%. There are a number of new capacity projects expected or underway in gas advantaged regions; however, increased construction costs and changes in market dynamics have delayed a number of projects.
World trade in ammonia is expected to increase by 1.6 million tons or 8% in the period to 2010, according to Fertecon, representing more modest growth than seen from 2000 to 2005. Fertecon projects that higher gas costs for Russian and Ukrainian exporters and the lower-than-previous gas price outlook for the U.S. would appear to support continued operating rates at the remaining U.S. ammonia capacity, limiting the near-term growth in ammonia imports.
Methanol Business Segment
Terra’s methanol business segment has shrunk considerably since it mothballed its principal methanol production facility at Beaumont, Texas in December 2004. The facility remained closed throughout 2005 and 2006 and remains closed to date. Terra’s remaining manufacturing facility capable of producing methanol is in Woodward, Oklahoma.
In December 2003, Terra entered into contracts with Methanex Corporation (“Methanex”) providing Methanex exclusive rights to all methanol production at Terra’s Beaumont, Texas facility for five years. Methanex paid $25 million for these rights and agreed to purchase Terra’s methanol production at amounts expected to approximate cash production costs. Methanex also agreed to pay Terra 50% of any gross profits earned from its sales of Beaumont product up to maximum payments of $12 million per year. The agreement also gave Methanex the right to terminate Beaumont’s production, with Terra being responsible for the costs of shutting down the facility. On December 1, 2004, at the request of Methanex and under the terms of the parties’ agreement, Terra ceased production at the Beaumont facility and mothballed the plant. The parties’ agreement stipulates that, beginning two years from the date of the shutdown, Terra may terminate the agreement by paying Methanex approximately $417,000 per month remaining in the agreement’s term. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex contract, Terra will continue to realize revenues relating to the facility of up to $16.4 million per year consisting of $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin, if any, attributable to idled methanol production based on reference prices and natural gas costs. Terra received the maximum payment of $12 million in 2006.
Terra has retained some employees to operate the Beaumont methanol storage and distribution terminal and potentially to operate the ammonia plant.
Manufacturing Facilities
Terra owns the plant and processing equipment at the Beaumont facility, which has an annual methanol production capacity of 225 million gallons. Terra did not produce any methanol at the Beaumont plant in 2006. For a description of the Beaumont facility, see the Beaumont, Texas description under Item 2 Properties. The Woodward, Oklahoma facility produced 24.1 million, 30.4 million and 37.3 million gallons of methanol in 2006, 2005 and 2004, respectively, and has an annual methanol production capacity of 40 million gallons. For a description of the Woodward facility, see the Woodward, Oklahoma listing under Item 2 Properties, Marketing and Distribution
In addition to the Beaumont production agreement, Terra also entered into an agreement with Methanex to market, under a commission arrangement, all methanol produced at the Woodward, Oklahoma facility. The customers served under these arrangements are primarily large domestic chemical producers.
Industry Overview
Methanol is a liquid made primarily from natural gas that is used as a feedstock in the production of formaldehyde, acetic acid, methyl tertiary-butyl ether (MTBE), and a variety of other chemical intermediates which form the foundation of a large number of secondary derivatives.
Methanol is a typical commodity chemical and the methanol industry is characterized by cycles of oversupply resulting in lower prices and idled capacity, followed by periods of shortage and rapidly rising prices until increased prices justify new plant investments or the re-start of idled capacity. Over the past several years significant industry restructuring has taken place with most North American methanol capacity shut down. New methanol production facilities have generally been constructed in locations with access to low-cost natural gas, although this advantage is partially offset by higher distribution costs due to distance form major markets.
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
Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:
•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

•	Quantities of fertilizers imported to primary markets;

•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markets, and domestic demand (food, feed, biofuel); and

•	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.
Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices, as well as environmental demands.
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
Raw Materials
The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2006 accounted for approximately 46% of Terra’s total manufacturing costs and expenses. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on the Company’s business, financial condition and results. Terra management believes there will be a sufficient supply of natural gas for the foreseeable future and will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand winter season. The Company uses a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas supply.
Natural gas prices have moderated, averaging $6.54 and$6.46 per MMBtu in the third and fourth quarters of 2006. This follows a period of significant cost pressure after hurricanes hit the U.S. in late 2005 causing natural gas prices to increase and peak at an average price of $12.79 per MMBtu in November 2005. This significantly increased costs for North American producers in the fourth quarter of 2005 and first quarter 2006. Currently, natural gas storage in North America exceeds five-year historic levels.
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
Pursuant to a policy approved by the board of directors, Terra employs natural gas hedges with a goal of mitigating risk from increases to natural gas prices. The Company has implemented a policy setting boundaries to ensure coverage of fixed forward sales as well as potential outstanding forward priced quotes and prepay programs. The Company’s policy is designed to achieve an acceptable gross margin on forward sales estimates. Terra hedges natural gas prices through the use of supply contracts, financial derivatives and other instruments. Terra enters into these positions when it believes such arrangements would not result in costs greater than expected selling prices for the finished products.
If natural gas prices rise, Terra may benefit from the use of forward-pricing techniques. Conversely, if natural gas prices fall, the Company may incur costs above the then-available spot market price. The settlement dates of forward-pricing contracts coincide with gas purchase dates as well as shipment periods on forward committed sales. Forward-pricing contracts are based on a specified price referenced to spot market prices or appropriate NYMEX futures contract prices.

Transportation
Terra uses several modes of transportation to distribute products to customers, including railroad cars, common carrier trucks, barges and common carrier pipelines.
Railcars are the major mode of transportation at Terra’s North American manufacturing facilities. At December 31, 2006, Terra had 2,858 railcars under lease. Terra owns 10 nitric acid railcars. In addition, Terra operates Terra Express, Inc., a common carrier covering the 48 contiguous United States which is most active in the middle third of the country. Terra Express specializes in transporting liquid bulk products, including UAN, urea liquor, ethanol, ammonia and propane. Terra Express employs two drivers and 42 owner-operators. In the U.K., Terra’s AN production is transported primarily by contract carrier trucks, and ammonia is transported primarily by pipelines that the Company owns.
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
Environmental and Other Regulatory Matters
Terra’s U.S. operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous or solid wastes and water quality. Terra’s operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. Terra’s U.K. operations are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker health and safety. All of Terra’s facilities require operating permits that are subject to review by governmental agencies. Terra is also involved in the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. The Company takes precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, Terra may be responsible under CERCLA or analogous laws for all or part of the costs of such investigation and remediation, and damages to natural resources.
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
Terra retained a small number (less than 10%) of its retail locations after the sale of its distribution business in 1999. Some of these locations are now, or are expected in the future to be, the subject of environmental clean-up activities for which the Company has retained liability. Terra does not believe that such environmental costs and liabilities will have a material effect on its results of operations, financial position or net cash flows. As of November 30, 2006, there were 12 remaining locations, six of which were undergoing environmental clean-up activities prior to the sale or release of those properties to the landowner. The total net cost associated with the former retail locations in 2007 and beyond (including environmental expenditures and proceeds from voluntary clean-up reimbursements and sale of properties) is not expected to exceed $2 million.
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
Terra may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities to comply with applicable environmental requirements. Terra estimates that the total cost of additional equipment to comply with these requirements in 2007 and the next two years will be less than $15 million.
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
Terra’s capital expenditures related to environmental control in 2006, 2005 and 2004 were approximately $1.2 million, $1.3 million and $2.4 million, respectively. Projected environmental capital expenditures are $6.7 million for 2007 and $5.2 million for 2008.
Terra believes that its policies and procedures now in effect are in compliance with applicable environmental laws and with the permits relating to the facilities in all material respects. However, in the normal course of its business, Terra is exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damages or injuries. Although environmental expenditures have not been material during the past year, it is impossible to predict or quantify the impact of future environmental liabilities associated with releases of hazardous substances from Terra’s facilities. Such liabilities could have a material adverse impact on the results of operations, financial position or net cash flows.
Revenues and Assets
Terra’s revenues from external customers, measure of profit and loss, total assets and revenues and assets according to geography for the years 2004-2006 are set forth in Item 8 of this Annual Report on Form 10-K under the caption “Note 21 – Industry Segment Data” contained in the “Notes to Consolidated Financial Statements.”
Employees
Terra had 1,238 full-time employees at December 31, 2006. All 372 U.K. employees are covered by a wage and working conditions arrangement similar to a collective bargaining agreement.
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
The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2006 comprised about 46% of total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. Terra has in the recent past idled one or more of its plants in response to high natural gas prices. A significant portion of Terra’s competitors’ global nitrogen production occurs at facilities with access to fixed-priced and/or product related natural gas supplies, similar to Terra’s gas supply contract in Trinidad. These competitors’ facilities’ natural gas costs have been and likely will continue to be substantially lower than Terra’s costs.
Declines in the prices of Terra’s products may reduce profit margins.
Prices for nitrogen products are influenced by the global supply and demand conditions for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela. New global ammonia capacity is expected abroad in the foreseeable future. If this growth in new capacity exceeds the growth in demand, the price at which Terra sells its nitrogen products may decline, resulting in reduced profit margins, lower production of products and potential plant closures. Supply in the U.S. and Europe is also affected by trade regulatory measures, which restrict import supply into those markets. Changes in those measures would likely adversely impact available supply and pricing.
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
Adverse weather conditions may have a significant effect on demand for the Company’s nitrogen products. Weather conditions that delay or intermittently disrupt field work during the planting and growing season may cause agricultural customers to use less or different forms of nitrogen fertilizer, which may adversely affect demand for the product that Terra sells. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay Terra’s customers.
Terra’s risk measurement and hedging activities might not prevent losses.
The Company manages commodity price risk for its businesses as a whole. Although the Company has risk measurement systems in place that use various methodologies to quantify risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk, and adverse changes involving volatility, adverse correlation of commodity prices and the liquidity of markets might still adversely affect earnings and cash flows, as well as the balance sheet under applicable accounting rules, even if risks have been identified. The ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by Terra’s bank agreement covenants.
In an effort to manage financial exposure related to commodity price and market fluctuations, Terra has entered into contracts to hedge certain risks associated with its assets and operations. In these hedging activities, the Company has used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist. The Company may not be able to successfully manage all credit risk and as such, future cash flows could be impacted by counterparty default.
Terra is substantially dependent on its manufacturing facilities, and any operational disruption could result in a reduction of sales volumes and could cause Terra to incur substantial expenditures.
Terra’s manufacturing operations may be subject to significant interruption if one or more of its facilities were to experience a major accident or were damaged by severe weather or other natural disaster. In addition, Terra’s operations are subject to hazards inherent in nitrogen fertilizer manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. For example, an explosion at Terra’s Port Neal, Iowa facility in 1994 required Terra to rebuild nearly the entire facility and a June 1, 2006 explosion shut down the ammonia production plant in Billingham, England until repairs were completed in August. In addition, approximately four weeks of unplanned outages at Terra’s Point Lisas Nitrogen facility during the 2006 third quarter to repair failing heat exchangers were only partly successful and the plant will be operating at about 80% of capacity until replacement exchangers are installed during a scheduled turnaround in early 2007. Also, a mechanical outage at the Courtright, Ontario facility in April 2001 required Terra to shut down that facility for approximately two months. Terra currently maintains property insurance, including business interruption insurance, but it may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs.
Terra may be adversely affected by environmental laws or regulations to which it is subject.
Terra’s U.S., Canadian and U.K. operations and properties are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid materials and wastes, water quality, investigation and remediation of contamination, transportation and worker health and safety. Terra could incur substantial costs, including capital expenditures for equipment upgrades, fines and penalties and third-party claims for damages, as a result of compliance with, violations of or liabilities under environmental laws and regulations. Terra is also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. If such materials have been or are disposed of or released at sites that require investigation and/or remediation, Terra may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” or analogous laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.

Terra has liability as a potentially responsible party at certain sites under certain environmental remediation laws. The Company has also been subject to related claims by private parties alleging property damage and possible personal injury arising from contamination relating to discontinued operations. Terra may be subject to additional liability or additional claims in the future. Some of these matters may require the Company to expend significant amounts for investigation and/or cleanup or other costs.
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
Terra’s international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the U.S.; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2006 Terra derived approximately 24% of its net sales from outside of the U.S. Terra’s business operations include a 50% interest in an ammonia production joint venture in the Republic of Trinidad and Tobago and a 50% interest in an ammonia shipping joint venture that provides transportation of ammonia from the Trinidad facility to the U.S. and other world markets.

Terra’s business may be adversely impacted by the Company’s leverage, which may require the use of a substantial portion of excess cash flow to service debt and may limit Terra’s access to additional capital.
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
If Terra considers an offer that would result in a “change of control” (as defined in its bond indentures and the instruments governing its Series A convertible preferred shares), it may need to refinance large amounts of debt. If a change of control occurs, Terra must offer to buy back the notes under its indentures governing its 7% senior notes due 2017 and the Series A convertible preferred shares for a price equal to 101% of the notes’ principal amount or 100% of the liquidation value of the Series A convertible preferred shares, as applicable, plus any interest or dividends which has accrued and remains unpaid as of the repurchase date. There can be no assurance that there will be sufficient funds available for any repurchases that could be required by a change of control.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Terra’s manufacturing facilities and the Point Lisas manufacturing facility in which it owns a 50% interest, are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the nitrogen products manufacturing facilities (excluding 2004 production at the Blytheville, Arkansas plant which closed in May 2004, and the 2004 production at the plants acquired in the Mississippi Chemical Corporation acquisition) was approximately 83%, 96% and 99% in 2006, 2005 and 2004, respectively.
Terra owns all of its manufacturing facilities, unless otherwise indicated below. Substantially all of Terra’s manufacturing facilities are mortgaged to secure indebtedness under the Company’s credit agreements.
Beaumont, Texas. The Beaumont facility is located six miles south of Beaumont, Texas on the Neches River. Terra owns the plant and processing equipment at the Beaumont facility, which has an annual methanol production capacity of 225 million gallons. The facility also contains an “ammonia loop” which provides an annual ammonia production capacity of 255,000 tons. The facility’s real estate is leased from E.I. DuPont de Nemours and Company (“DuPont”) at a nominal rate under a lease that expires in 2090. The facility is entirely contained within an industrial complex owned and operated by DuPont, and DuPont provides access to the facility as well as essential services such as security, emergency response, product loading and unloading, and a waste water effluent system. The facility also contains a methanol storage and distribution terminal containing two 7.5 million gallon methanol storage tanks and one 20,000 ton ammonia storage tank. The Beaumont facility is currently out of production, however Terra continues to operate the terminal. See further discussion of the Beaumont facility under the “Methanol Business Segment” heading.
Donaldsonville, Louisiana. The Donaldsonville facility is located on approximately 766 acres fronting the Mississippi River and, in 2004, included two ammonia plants, a urea plant and two melamine crystal production plants. During 2006 all of these plants, except for one ammonia plant, were decommissioned and sold for parts or scrap. The remaining ammonia plant has been mothballed. The facility contains a deep-water port facility on the Mississippi River, allowing for barge transportation and making Donaldsonville one of the northernmost points on the river capable of receiving economical ocean-going vessels.
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
Yazoo City, Mississippi. The Yazoo City facility is located on approximately 2,240 acres in Yazoo County, Mississippi with approximately 60 acres of such land subject to a long-term lease with Yazoo County. The facility includes two ammonia plants, one of which was sold to Dyno Nobel, Inc. in July 2006, five nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility.
In July 2005, Terra entered into a 10-year agreement to supply industrial grade ammonium nitrate (IGAN) and ammonium nitrate solution (ANS) to Orica USA Inc. Under the terms of this arrangement, Terra modified the smaller of its Yazoo City facility ammonium nitrate (AN) towers, which was currently limited to converting ANS to agricultural grade AN. The modifications are complete and the tower is now equipped to convert ANS to either agricultural grade AN or IGAN, a prilled, low-density industrial grade product.
Courtright, Ontario, Canada. The Courtright facility is located on 700 acres south of Sarnia, Ontario near the St. Clair River. The facility consists of one ammonia plant, a UAN plant, a nitric acid plant and two urea plants.
Billingham, U.K. The Billingham facility, located in the Teesside chemical area, is geographically split among three separate areas: the main site contains an ammonia plant, three nitric acid plants and a carbon dioxide plant; the Portrack site approximately two miles away contains an AN fertilizer plant and the north Tees site approximately five miles away has an ammonia storage which Terra operates under a 99-year lease with a third-party and import/export facility that Terra uses under license from the Crown and under an agreement with a third-party operator.
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
Point Lisas produced 593,000 tons of ammonia in 2006 of which Terra purchased 307,000 tons. All of the Point Lisas ammonia tons purchased by Terra was delivered to Terra’s Donaldsonville terminal for subsequent sale or delivery. In 2006 Terra received $33.8 million of cash distributions from Point Lisas.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of Terra during the fourth quarter of 2006.

Executive Officers of Terra
The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer’s business experience during the past five years:

Present positions and offices with the Company
Name	and principal occupations during the past five years

Michael L. Bennett	President and Chief Executive Officer of Terra since April 2001. Age 53.

Joe A. Ewing	Vice President, Investor Relations and Human Resources of Terra since December 2004; Vice President, Human Resources of Mississippi Chemical Corporation from April 2003 to December 2004; Vice President, Marketing and Distribution of Mississippi Chemical Corporation from 1999 to April 2003. Age 56.

Joseph D. Giesler	Senior Vice President, Commercial Operations of Terra since December 2004; Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002. Age 48.

Daniel D. Greenwell	Vice President, Controller of Terra since April 2005; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer of Zoltek Companies Inc. from 1996 to 2002. Age 44.

John W. Huey	Vice President, General Counsel and Corporate Secretary of Terra since October 2006; Counsel with Shughart Thomson & Kilroy, P.C. from 2005-2006; Attorney with Butler Manufacturing Company from 1978-2004, Vice President of Administration from 1993-1998, Vice President, General Counsel and Corporate Secretary from 1998-2004. Age 59.

Francis G. Meyer	Senior Vice President and Chief Financial Officer of Terra since November 1995. Age 54.

Richard S. Sanders Jr.	Vice President, Manufacturing of Terra since August 2003; Plant Manager, Verdigris, Oklahoma manufacturing facility from 1995 to August 2003. Age 49.

Douglas M. Stone	Vice President, Corporate Development and Strategic Planning since 2006; Director, Industrial sales from 2003 to 2006; Manager, Methanol and Industrial Nitrogen from 2000 to 2003. Age 41.

Paul Thompson	Vice President, Sales and Marketing of Terra since December 2004; Global Director, Ag Sales and Terra U.K. Managing Director from August 1999 to December 2004. Age 52.
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

(per-share data and stock prices)	March 31	June 30	Sept. 30	Dec. 31

2006
Common Share Price:
High	$7.40	$9.19	$7.99	$12.40
Low	5.45	5.93	6.07	7.80
2005
Common Share Price:
High	$9.27	$7.88	$8.59	$6.65
Low	7.29	6.27	6.10	4.87
As of March 1, 2007 there were approximately 6,005 record holders of Terra’s common stock.
Terra does not currently intend to declare or pay dividends on its common stock. Further, Terra’s ability to pay dividends is restricted by certain covenants contained in its credit facility, as well as certain restrictions contained in the indenture governing its senior notes. See Note 7 of Notes to the Consolidated Financial Statements.
Company Purchases of Equity Securities
On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. During 2006, the Company repurchased 2,675,100 shares at an average price of $7.03. The remaining number of shares that the Company is authorized to repurchase is 6,841,717 at December 31, 2006.
The following table provides information about shared repurchases by the Company during the quarter ended December 31, 2006.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicly	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per Share	Programs	Plans or Programs

April 2006	—	$—	—	9,516,817
May 2006	488,100	7.49	488,100	9,028,717
June 2006	1,556,500	6.92	2,044,600	7,472,217
July 2006	—	—	2,044,600	7,472,217
August 2006	560,000	6.93	2,604,600	6,912,217
September 2006	70,500	7.03	2,675,100	6,841,717
October 2006	—	—	2,675,100	6,841,717
November 2006	—	—	2,675,100	6,841,717
December 2006	—	—	2,675,100	6,841,717
The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

Item 6.Selected Financial Data
Financial Summary

(in thousands, except per share data)	2006	2005	2004(1)	2003(2)	2002(3)

Income Statement Data:
Revenues	$1,836,722	$1,939,065	$1,509,110	$1,351,055	$1,043,983
Income (loss) from operations	66,280	113,696	134,746	(23,560)	(5,407)
Net income (loss) from continuing operations	4,213	22,087	67,596	(12,481)	(36,174)
Net income (loss)	4,213	22,087	67,596	(12,481)	(258,325)
Preferred share dividends	(5,100)	(5,134)	(1,029)	—	—

Basic income per share:
Continuing operations	(0.01)	0.18	0.87	(0.16)	(3.43)
Discontinued operation	—	—	—	—	(0.22)
Cumulative effect of change in accounting principle	—	—	—	—	(2.73)

Basic income per share	(0.01)	0.18	0.87	(0.16)	(3.43)
Diluted income per share	$(0.01)	$0.18	$0.85	$(0.16)	$(3.43)

Balance Sheet Data:
Total assets	$1,572,713	$1,523,625	$1,685,508	$1,125,062	$1,128,110
Long-term debt and capital leases	$331,300	$331,300	$435,238	$402,206	$400,358
Preferred stock	$115,800	$115,800	$133,069	$—	$—

(1)	The 2004 selected financial data includes the effects of the December 21, 2004 acquisition of Mississippi Chemical Corporation and the issuance of preferred shares during the 2004 fourth quarter.

(2)	The 2003 selected financial data includes a $53.1 million charge for impairment of long-lived assets.

(3)	The 2002 selected financial data includes a $16.2 million loss from discontinued operations and a $206.0 million charge related to a cumulative effect of change in accounting principle for the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and notes thereto which appear elsewhere in this report.
Introduction
Terra Industries Inc. (“Terra” or “the Company”) produces and markets nitrogen products for agricultural and industrial markets with production facilities located in North America and the United Kingdom. During December 2004, the Company acquired Mississippi Chemical Corporation (MCC). As a result of the acquisition, the Company owns a 50% interest in Point Lisas Nitrogen Limited (“PLNL”), an ammonia production joint venture in the Republic of Trinidad and Tobago.

During the 2006 fourth quarter, the Company entered into a Memorandum of Understanding with Kemira GrowHow Oyj to create a joint venture to operate the fertilizer and associated process chemical businesses of both companies in the U.K. The Memorandum of Understanding is a non-legally binding agreement and is subject to clearance from the U.K. competition authorities, negotiation of definitive documents and lender consent. During the 2007 first quarter, the U.K. Office of Fair Trading referred the proposed joint venture to the Competition Commission.
The Company classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from its ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by its methanol manufacturing plant.
Natural gas is the most significant raw material in the production of nitrogen and methanol products. During periods of significant increases in natural gas prices, the Company may curtail or shut down its production facilities if finished goods prices do not allow the Company to cover variable production costs. The Company’s cost of natural gas increased to unprecedented levels in the 2005 third quarter due to supply disruptions caused by Hurricanes Katrina and Rita. During the 2006 second quarter, North American natural gas prices declined to pre-hurricane prices.
Nitrogen products are commodity chemicals that are sold at prices reflecting global supply and demand conditions. Imported nitrogen products, most of which are produced at facilities with access to fixed-priced natural gas supplies, account for a significant portion of U.S. nitrogen product supply. Imported products’ natural gas costs have been and could continue to be substantially lower than the delivered cost of natural gas to our facilities. Off-shore producers are most competitive in regions close to North American points of entry for imports, including the Gulf Coast and East Coast. Since some of the Company’s products compete with nitrogen products imported from regions with lower natural gas costs, the Company and other North American producers have not always been able to increase selling prices to levels necessary to cover the natural gas cost increases. This led to curtailments of North American nitrogen production in late 2005 and early 2006.
During the nine month period ending September 30, 2006, the Company’s U.S. and U.K. manufacturing plants operated at approximately 79% of capacity in response to slow demand and high natural gas costs. Much of the curtailed production was replaced with purchased product from other suppliers. During the three month period ending December 31, 2006, the same plants operated at approximately 97% of capacity as operations normalized in response to higher grain prices and stable natural gas costs.
During the 2006 second quarter, the Company’s ammonia plant at Billingham, England incurred damage due to an explosion from a ruptured pipe. The repairs were completed and ammonia production resumed during the 2006 third quarter.
The nitrogen products industry has cycles of oversupply, resulting in lower prices and idled capacity, followed by supply shortages, resulting in high selling prices and higher industry-wide production rates. To be viable in this industry, a producer must be among the low-cost suppliers in the markets it serves and have a financial position that can sustain it during periods of oversupply.
The Company’s nitrogen sales volumes depend primarily on its plants’ operations and imports from PLNL. The Company may purchase product from other manufacturers or importers for resale; however, gross margins on those volumes have historically been insignificant. Profitability and cash flows from the Company’s nitrogen products business are affected by the Company’s ability to manage its costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting the Company’s nitrogen products results include the number of planted acres, transportation costs, weather conditions (particularly during planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties.”
The Company also produces methanol in the U.S. Similar to nitrogen products, methanol is a commodity chemical manufactured from natural gas. Consequently, natural gas costs and the supply/demand balance for methanol significantly affect methanol earnings and cash flows. A significant portion of U.S. methanol demand is met by imports from regions with natural gas costs lower than those available to U.S. producers. In December 2003, the Company entered into contracts with the Methanex Corporation (“Methanex”) assigning it the Company’s sales contracts and providing it exclusive rights to all methanol production at the Beaumont facility for five years as more fully described in Item 1 “Business” and Item 2 “Properties.” As permitted under these contracts, Methanex elected to shut down the Beaumont facility as of December 1, 2004. As long as the Beaumont, Texas facility remains idle through the December 2008 termination of the Methanex contract, the Company may realize revenues relating to the facility of up to $16.4 million per year due to $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin based on the plant’s methanol production capacity, methanol reference prices and natural gas costs. Profit sharing cash margin during 2006 was $12.0 million. Due to the high cost of natural gas, there was no cash margin realized during 2005.
Overview of Consolidated Results
The Company’s revenues were $1.8 billion, $1.9 billion and $1.5 billion during 2006, 2005 and 2004, respectively. Terra generated net income of $4.2 million, $22.1 million and $67.6 million in 2006, 2005 and 2004, respectively. Diluted income (loss) per share was $(0.01), $0.18 and $0.85 in 2006, 2005 and 2004, respectively.
Income from operations was $66.3 million in 2006, $113.7 million in 2005 and $134.7 million in 2004. The 2006 revenues decreased $102.3 million from 2005 primarily as a result of lower UAN and ammonium nitrate sales volumes, which were affected by lower overall fertilizer consumption during the 2006 planting season. The 2006 operating income decreased $47.4 million from 2005 due primarily to curtailed production rates during the first half of 2006. The 2006 first half operating rates averaged 74% of plant capacity, which resulted in higher costs for purchased product and reduced plant efficiencies.
The 2005 revenues and cost of sales increased $430.0 million and $452.2 million from 2004, primarily as a result of the acquisition of Mississippi Chemical Company (MCC) in December 2004. Natural gas prices increased in 2005 due to Hurricanes Katrina and Rita, which also increased cost of sales. The 2005 net income included a $27.2 million charge related to early retirement of debt and a $8.9 million gain in a change in fair value of warrants issued in connection with the MCC acquisition.
The 2004 net income included a $27.9 million income tax benefits due to a favorable settlement with a foreign taxing authority. The 2004 net income also included $11.6 million attributable to an insurance recovery of product claim costs (representing $17.9 million of operating income less $6.3 million of related income taxes) and a $7.1 million loss from the early retirement of long-term debt (representing $11.1 million of losses less $4.0 million of related income taxes).
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
The principal raw material used to produce nitrogen products and methanol is natural gas. Natural gas purchases in 2006 and 2005 accounted for approximately 46% and 53%, respectively, of the Company’s total operating costs and expenses. A significant increase in the price of natural gas that is not hedged or recovered through an increase in the price of the Company’s nitrogen and methanol products would have an adverse effect on the Company’s business, financial condition and results of operations. A portion of global nitrogen products and methanol production is at facilities with access to fixed-price natural gas supplies that have been, and could continue to be, substantially lower priced than natural gas costs at the Company’s North American and U.K. facilities. The Company’s facility at Point Lisas Nitrogen Limited, an unconsolidated subsidiary, is located in Trinidad with access to such lower-cost natural gas.
The Company enters into forward pricing contracts for a portion of its natural gas requirements when such arrangements would not result in costs greater than expected North American and U.K. selling prices for the Company’s finished products. The Company’s December 31, 2006 forward positions covered 17% of the Company’s expected 2007 natural gas requirements (excluding the natural gas requirements of Point Lisas Nitrogen Limited which purchases its gas under contract with the Natural Gas Company of Trinidad and Tobago).
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
The Company’s nitrogen business segment is seasonal, with the majority of nitrogen products consumed during the second quarter in conjunction with spring planting activity. Due to the business’ seasonality and the relatively brief periods during which customers consume nitrogen products, the Company and its customers generally build inventories during the second half of the year in order to ensure product availability during the peak sales season. For the Company’s current level of sales, it maintains lines of credit to fund inventory increases and to support customer credit terms. The Company believes that its credit facilities are adequate for expected 2007 sales levels.
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
Application of Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. Management considers the accounting policies described below to be the Company’s most critical accounting policies because they are impacted significantly by estimates that management makes. Management bases its estimates on historical experience or various assumptions that they believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Management has discussed the development and selection of the Company’s critical accounting estimates, and the disclosure regarding them, with the audit committee of the Company’s Board of Directors, and do so on a regular basis. Actual results may differ materially from these estimates.
Derivative and Financial Instruments
The Company enters into derivative financial instruments, including swaps, basis swaps and put and call options, to manage the effect of changes in natural gas costs, the prices of the Company’s nitrogen products and foreign currency risk. Management evaluates each derivative transaction and makes an election of whether to designate the derivative as a fair-value or cash flow hedge or not to elect hedge designation for the derivative. Upon election of hedge designation, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs. For derivatives that are not designated as hedges, or to the extent a hedge-designated derivative is determined to be ineffective, changes in fair value are recognized in earnings in the period of change.
Until the Company’s derivatives settle, management tests the derivatives for ineffectiveness. This includes assessing the correlation of NYMEX pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines’ pricing at the Company’s manufacturing facilities. This assessment requires management judgment to determine the statistically- and industry-appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines’ prices at the Company’s facilities.
To the extent possible, the Company bases its market value calculations on third party data. Due to multiple types of settlement methods available, not all settlement methods for future period trades are available from third party sources. In the event that a derivative is measured for fair value based on a settlement method that is not readily available, management estimates the fair value based on forward pricing information for similar types of settlement methods.

Revenue Recognition
Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable.
Revenue from sales is generally recognized upon shipment of product to the customer in accordance with the terms of the sales agreement. As part of the revenue recognition process, the Company determines whether collection of trade receivables are reasonably assured based on various factors, including evaluation of whether there has been deterioration in the credit quality of the Company’s customers that could result in the inability to collect the receivable balance. In situations where it is unclear whether the Company will be able to collect the receivable, revenue and related costs are deferred. Related costs are recognized when it has been determined that the collection of the receivable is unlikely.
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
Pension Assets and Liabilities
Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The Company’s pension projected benefit obligation was $504.2 million at December 31, 2006, which was $149.1 million higher than pension plan assets. The December 31, 2006 liability was computed based on an average 5.5% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of the Company’s pension liability. The long-term return on plan assets is determined based on historical portfolio results and management’s expectations of the future economic environment. In addition, the pension liability for the Company’s U.K. pension plan, which includes provisions to adjust benefit payments for general inflation rates, was estimated based on an average 3.0% annual inflation rate. Declines in comparable bond yields or higher U.K. inflation rates would increase the Company’s pension liability. The Company’s net pension liability, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The Company engages third party actuarial specialists to assist management in appropriately measuring pension expense and valuing pension liabilities.
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

At December 31, 2006, deferred tax assets, net of valuation allowances, representing future benefits for the Company’s U.S. net operating loss carryforwards totaled $105 million. If there is a material change in the effective tax rates or time period when temporary differences become taxable or deductible, the Company may have to additionally reduce all or a significant portion of its deferred tax assets.
Impairment of Long-Lived Assets
Management assesses the recoverability of long-lived assets when indicators of impairment exist. The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales demand, production levels, prices and costs, inflation, discount rates, currency exchange rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. All assumptions utilized in the impairment analysis are consistent with management’s internal planning.
During 2006, no events occurred that indicated that the carrying amount of any of the Company’s assets may not be recoverable. However, due to the mothballed status of the Beaumont, Texas facility, management performs an annual impairment analysis of such assets. As of December 31, 2006, the Beaumont assets had a carrying value, net of $10 million of deferred revenues, of approximately $86 million. The Company estimated the remaining useful life of the Beaumont facility at 12 years, assuming normal investment in maintenance and replacement capital throughout this 12-year period. The estimated cash flows over this 12-year period were based on the Company’s best estimate of future market and operating conditions at December 31, 2006. The estimated cash flows exceeded the carrying value of the Beaumont assets, therefore, no impairment charge was recorded. The cash flow estimates were made with the assumption that the Beaumont facility will remain idle through 2008, the term of the Company’s contract with Methanex, and that once restarted, the Beaumont facility will produce at historic rates and selling prices will be adequate to realize historic margins.
Results of Continuing Operations—2006 Compared with 2005
Consolidated Results
The Company reported 2006 net income of $4.2 million on revenues of $1.8 billion compared with a 2005 net income of $22.1 million on revenues of $1.9 billion. Diluted income (loss) per share for 2006 was $(0.01) compared with $0.18 for 2005. The 2005 net income included a $27.2 million ($24.9 million, net of tax) loss related to the early retirement of debt and a $8.9 million ($8.9 million, net of tax) gain relating to change in fair value of warrants.
The Company classifies its operations into two business segments: Nitrogen Products and Methanol. The Nitrogen Products segment represents the sale of nitrogen products including that produced at the Company’s ammonia manufacturing and upgrading facilities. The Methanol segment represents sales of methanol including that produced at the Company’s two methanol manufacturing facilities.
Total revenues and operating income (loss) by segment for the years ended December 31, 2006 and 2005 were:

(in thousands)	2006	2005

Revenues:
Nitrogen products	$1,793,759	$1,899,236
Methanol	34,955	31,347
Other revenues	8,008	8,482

	$1,836,722	$1,939,065

Operating Income (Loss):
Nitrogen products	$63,275	$131,474
Methanol	4,952	(14,089)
Other expense—net	(1,947)	(3,689)

	$66,280	$113,696

Nitrogen Products
Volumes and prices for 2006 and 2005 were:

Volumes and Prices	2006		2005
(quantities in	Sales	Average	Sales	Average
thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	1,897	$315	1,898	$303
Nitrogen solutions	3,894	140	4,368	151
Urea	147	262	151	262
Ammonium nitrate	1,116	224	1,581	202

*	After deducting outbound freight costs
Nitrogen product revenues decreased by $105.5 million to $1.8 billion for 2006, compared to $1.9 billion for 2005. The decrease is primarily due to lower UAN and ammonium nitrate sales volumes, which were affected by lower overall fertilizer consumption during the 2006 planting season.
Nitrogen product operating income decreased by $68.2 million to $63.3 million for 2006, compared to $131.5 million for 2005. This decrease was primarily due to curtailed production rates during the first half of 2006 as a result of high natural gas prices. Operating rates averaged 74% of plant capacity during the 2006 first half, which resulted in higher costs for purchased product and reduced plant efficiencies. These effects were partially mitigated during the 2006 second half as operating results normalized in response to higher grain prices and stable natural gas costs.
Natural gas unit costs, net of forward pricing gains and losses, were $7.14 per million British thermal units (“MMBtu”) during 2006 compared to $7.50 per MMBtu during 2005. Most of the 2005 higher costs were absorbed into 2006 beginning inventory values and charged against first quarter 2006 cost of sales. The Company enters into forward sales commitments by utilizing forward pricing and prepayment programs with customers. The Company hedges natural gas associated with the products sold forward in order to achieve an acceptable gross margin. As a result of forward price contracts, 2006 natural gas costs for the nitrogen products segment were $50.3 million higher than spot prices.
Methanol
Methanol revenues were $35.0 million and $31.3 million for the years ended December 31, 2006 and 2005. The 2006 revenues included $12.0 million of cash margin revenue under the Methanex contract; there was no cash margin revenue realized in 2005 due to high fourth quarter natural gas costs. Methanol sales in 2006 and 2005 were 18.6 million and 31.6 million gallons, respectively. The decreased sales volumes in 2006 were primarily due to partial production curtailment of the Woodward facility due to the high natural gas prices during the 2006 first half.
The methanol segment had 2006 operating income of $5.0 million compared to an operating loss of $14.1 million in 2005. The 2006 improvement to operating results included was primarily due to $12.0 million of cash margin revenue under the Methanex contract and $4.6 million of higher margins on 2006 sales volumes. Ongoing costs at the idled Beaumont facility also declined $2.7 million from 2005.
Other Operating Activities—Net
The Company had $1.9 million of charges from other operating activities in 2006 compared to $3.7 million in 2005. The decrease in expense relates primarily to administrative fees for general corporate activities not allocable to any particular business segment.
Interest Expense—Net
Net interest expense was $41.5 million in 2006 compared with $45.4 million in 2005. The reduction in interest expense is primarily related to repayment of term debt during the 2005 first half.
Income Taxes
The Company’s income tax expense in 2006 and 2005 was $9.2 million and $14.2 million, respectively. The 2006 effective tax rate was 69%, compared to 39% in 2005. The increase in the 2006 effective tax rate was due primarily to currency fluctuations and disallowed interest expense on intercompany loans to non-U.S subsidiaries.
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
The 2004 net income also included $27.9 million of income tax benefits due to a favorable settlement with a foreign taxing authority, $11.6 million of income attributable to an insurance recovery of product claim costs (representing $17.9 million of operating income less $6.3 million of related income taxes) and a $7.1 million loss from the early retirement of long-term debt (representing $11.1 million of losses less $4.0 million of related income taxes.

Total revenues and operating income (loss) by segment for the years ended December 31, 2005 and 2004 were:

(in thousands)	2005	2004

Revenues:
Nitrogen products	$1,899,236	$1,320,142
Methanol	31,347	186,823
Other revenues	8,482	2,145

	$1,939,065	$1,509,110

Operating Income (Loss):
Nitrogen products	$131,474	$138,745
Methanol	(14,089)	1,479
Other expense—net	(3,689)	(5,478)

	$113,696	$134,746

Nitrogen Products
Volumes and prices for 2005 and 2004 were:

Volumes and Prices	2005		2004
(quantities in	Sales	Average	Sales	Average
thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	1,898	$303	1,391	$266
Nitrogen solutions	4,368	151	3,869	120
Urea	151	262	376	195
Ammonium nitrate	1,581	202	988	178

*	After deducting outbound freight costs
Nitrogen products revenues increased by $579.1 million to $1.9 billion for 2005 compared with $1.3 billion for 2004 primarily as the result of the December 2004 acquisition of MCC and higher sales prices. Higher selling prices contributed $253.7 million to 2005 revenues as the result of increased demand and lower fertilizer supplies due to reduced production capacity in North America. Sales volumes in 2005 were higher than those of the previous year due primarily to the MCC acquisition.
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
Natural gas costs increased $272.5 million from 2004 as unit costs, net of forward pricing gains and losses, and were $7.50 per million MMBtu during 2005 compared to $5.37 per MMBtu during 2004. As a result of forward price contracts, 2005 natural gas costs for the nitrogen products segment were $0.7 million lower than spot prices.
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
Unrestricted cash and cash equivalent balances at December 31, 2006, were $179.0 million. During 2006, cash and cash equivalents increased $92.7 million. Net cash provided by operating activities was $159.3 million. Cash used in financing activities was $19.7 million, primarily related to the payments under the Company’s share repurchase program, distributions to minority interests and preferred share dividend payments. Cash used for investing activities was $48.8 million, primarily for capital expenditures and plant turnaround costs, offset by distributions received from unconsolidated affiliates and proceeds from the sale of property, plant and equipment.
Net cash provided by 2006 operating activities of $159.3 million was composed of $151.4 million of cash provided from operations and $7.9 million provided from net working capital items. Cash from working capital items included $24.2 million of cash provided by additional customer prepayments during 2006. The Company had $77.1 million in total customer prepayments at December 31, 2006 for the selling price and delivery costs of nitrogen products that it expects to ship during the first half of 2007.

During 2006 and 2005, the Company funded plant and equipment purchases of $50.9 million and $30.8 million, respectively. The 2006 capital expenditures included approximately $20 million to expand the capabilities of the Company’s Yazoo City facility to handle industrial grade ammonium nitrate and add UAN solution handling capabilities at the Donaldsonville terminal. Other capital expenditures in 2006 and 2005 were primarily for replacement or stay-in-business capital needs. The Company expects 2007 plant and equipment purchases to approximate $35 million consisting primarily of expenditures for replacement of equipment or to improve operating results at its manufacturing facilities.
Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant, generally every two years. The Company funded $35.3 million and $22.3 million of plant turnaround costs in 2006 and 2005, respectively. The increase to 2006 turnaround costs was primarily due to management’s 2005 decision to extend the turnaround cycle to three years for selected facilities. The Company estimates 2007 plant turnaround costs will approximate $35 million.
In February 2007, the Company completed a tender offer for $200.0 million in aggregate principal amount of its 12 7/8% senior secured notes due 2008 and $131.3 in aggregate principal amount of its 11 1/2% second priority senior secured notes. A total of $189.2 million, or 94.6% of the aggregate principal amount of the 12 7/8% senior secured notes due 2008 and a total of $128.8 million, or 98.1% of the aggregate principle amount of the 11 1/2% second priority senior secured notes due 2010, were validly tendered and not withdrawn prior to the close of the tender offer. The Company will redeem the remaining 12 7/8% senior secured notes due 2008 in the first quarter of 2007, and plans to announce the redemption of the remaining 11 1/2% second priority senior secured notes due 2010 in the second/third quarter of 2007. Proceeds from the Company’s offering of $330.0 million in aggregate principal amount of its new 7% senior notes due 2017 were used to finance the repurchase of the 12 7/8% and 11 1/2 % notes in the tender offer. The Company incurred costs related to tender premiums and transaction fees of approximately $40 million in connection with the tender offer that will be recorded as an earnings charge in the first quarter of 2007. In connection with the notes refinancing, the Company’s revolving bank credit facility was extended until February 2012.
On December 21, 2004, the Company entered into revolving credit facilities totaling $200 million that expire in June 2008. In connection with the 2007 bond refinancing, the term of the credit facility was extended until February 2012. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of the Company’s consolidated subsidiaries. There were no outstanding revolving credit borrowings and there were $17.7 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $182.3 million under the facilities. The Company is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Company’s borrowing availability falls below a combined $60 million, it is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
The Company’s ability to meet credit facility covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Access to adequate bank facilities is critical to funding the Company’s operating cash needs. Based on our December 31, 2006 financial position and the current market conditions for the Company’s finished products and for natural gas, the Company anticipates that it will be able to comply with its covenants through 2007.
In April 2006, the Board of Directors authorized the repurchase of up to 10%, or 9.5 million shares, of the Company’s outstanding stock on the open market. During 2006, the Company repurchased 2.7 million shares for $18.8 million, or an average price of $7.03 per share.
During 2004, the Company issued 4.25% Cumulative Convertible Perpetual Series A Preferred Shares with a liquidation value of $120 million for net proceeds of $115.8 million. The Series A preferred shares are not redeemable by the Company, are convertible into common stock at a conversion price of $9.96 per common share at the option of the holder and may at the Company’s option be automatically converted to common shares after December 20, 2009 if the closing price for common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such a conversion. Upon the occurrence of a fundamental change to the Company’s capital structure, including a change of control, merger, or sale of the Company, holders of the Series A preferred shares may require the Company to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. The Company also has the right, under certain conditions, to require holders of the Series A preferred shares to exchange their shares for convertible subordinated debentures with similar terms. During 2006 and 2005, the Company paid $5.1 million and $6.0 million, respectively, for preferred share dividends.
The Company’s ability to manage its exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.
Contractual obligations and commitments to make future payments at December 31, 2006 were:

	Payments Due In
(in millions)	2007	2008-2009	2010-2011	Thereafter

Long-term debt (1)	$—	$200.0	$131.3	$—
Operating leases	22.3	34.7	24.8	17.3
Interest expense on fixed rate debt (1)	40.8	52.7	6.3	—
Ammonia purchase obligations (2)	83.4	166.8	166.8	583.7
Other purchase obligations	267.2	12.6	2.2	3.3

Total	$413.7	$466.8	$331.4	$604.3

(1)	In February 2007, the Company refinanced its outstanding notes by issuing $330.0 million in aggregate principal amount of its new 7% senior notes due 2017. These notes mature in February 2017. The interest payments on the new notes will be approximately $23.1 million per year through February 2017.

(2)	The Company has a contractual obligation to purchase one-half of the ammonia produced by Point Lisas Nitrogen Limited. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. Obligations in the above table are based on purchasing 360,000 short tons per year at the December 2006 average price paid. This contract expires in October 2018.

The Company’s pension projected benefit obligations were $504.2 million at December 31, 2006, which was $149.1 million higher than its pension plan assets. The pension projected benefit obligations were computed based on a 5.5% discount rate, which was based on yields for high-quality corporate bonds (Moody’s Investor Service “AA” rated or equivalent) with a maturity approximating the duration of the Company’s pension obligation. Future declines in comparable bond yields would increase the Company’s pension obligation and future increases in bond yields would decrease the Company’s pension obligation. The Company’s pension obligation, net of plan assets, could increase or decrease depending on the extent that returns on pension plan assets are lower or higher than the discount rate. In addition, the pension obligation for the Company’s U.K. pension plan, which includes provisions to adjust benefit payments for general inflation rates, was estimated based on a 3.0% inflation rate. The Company’s pension obligation could increase or decrease based on actual U.K. inflation rates. The Company’s cash contributions to pension plans were $15.1 million in 2006 and are estimated at $20.4 million in 2007. Actual contributions could vary from these estimates depending on the Company’s funding decisions, actual returns for plan assets, legislative changes to pension funding requirements and/or plan amendments.
Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $18.6 million in 2006. Because environmental, health and safety regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. The Company does not expect compliance with such regulations will have a material adverse effect on the results of operations, financial position or net cash flows.
The Company incurred $2.2 million of 2006 capital expenditures to ensure compliance with environmental, health and safety regulations. The Company may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. The Company estimates that the cost of complying with these existing requirements in 2007, 2008 and 2009 and beyond will be less than $20 million in the aggregate.
The Company owns 75.3% of the common units of TNCLP, which in accordance with the partnership agreement, permits it to call all common units that it does not own.
During 2006, 2005 and 2004, TNCLP distributed $8.9 million, $13.6 million and $8.1 million, respectively, to the minority TNCLP common unitholders. TNCLP distributions are based on “Available Cash” (as defined in the Partnership Agreement).
During 2006 and 2005, the Company paid $5.1 million and $6.0 million, respectively, for preferred share dividends.
Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective in the first quarter 2007 for the

Company. The Company has performed a preliminary analysis of its income tax position and does not expect a significant impact to its financial statements as a result of adopting the Interpretation.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure and requirements of SFAS 157 are effective for the Company in 2008 first quarter and the Company expects no significant impact from adopting the Standard.
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158). SFAS 158 focuses primarily on balance sheet reporting for the funded status of benefit plans and requires recognition of benefit liabilities for under-funded plans and benefit assets for over-funded plans, with offsetting impacts to shareholders equity. These changes are required to be adopted prospectively, effective with the Company’s December 31, 2006 financial statements. The Company is in a net under-funded position for its pension and retiree health care plans, which resulted in a $13.3 million impact as a result of adopting SFAS 158. The $13.3 million impact of adopting SFAS 158 increased accumulated other comprehensive income and deferred tax assets by $8.6 million and $4.7 million, respectively.
SFAS 158 will also require companies to measure benefit plan assets and liabilities and determine the discount rate for subsequent year expense recognition as of the balance sheet date for financial reporting purposes, thus eliminating the opportunity to use a measurement of date up to 90 days prior to the balance sheet date. The effective date for this change is delayed until year-end 2008. The Company currently uses an October 1 measurement date and will adopt a December 31 measurement date in 2008 as required. Switching to the new measurement date will require a one-time adjustment to retained earnings per the transition guidance in SFAS 158. None of the changes prescribed by SFAS 158 will impact the Company’s results of operations or cash flows.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS 159 may have on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of adoption.

SAB 108 is effective for the fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB 108 on December 31, 2006. Adoption of SAB 108 had no impact on the Company’s financial statements.
In December 2006, the FAB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5 “Accounting for Contingencies.” Adoption of FSP EITF 00-19-2 during 2006 had no impact on the Company’s financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management and Financial Instruments
Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. The Company uses derivative financial instruments to manage risk in the areas of (a) foreign currency fluctuations, (b) changes in natural gas prices and (c) changes in nitrogen prices and (d) changes in interest rates. See Note 3 to the Consolidated Financial Statements for additional information on the use of derivative financial instruments.
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

Foreign Currency Fluctuations
The Company’s policy is to manage risk associated with foreign currency fluctuations by entering into forward exchange and option contracts covering specific currency obligations or net foreign currency operating requirements, as appropriate. Such hedging is limited to the amounts and duration of the specific obligations being hedged and, in the case of operating requirements, no more than 75% of the forecasted requirements. The primary currencies to which the Company is exposed are the Canadian dollar and the British pound. At December 31, 2006, the Company had nominal forward currency positions that were matched with committed capital expenditures.
Natural Gas Prices—North American Operations
Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and the Company mitigates some of this volatility through the use of derivative commodity instruments. The Company’s current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for its finished products. North American natural gas requirements for 2007 are approximately 100 million MMBtu. The Company has hedged 22% of its expected 2007 North American requirements and none of its requirements beyond December 31, 2007. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and the Company’s computations. These instruments and other natural gas positions fixed natural gas prices at $19.1 million more than published prices for December 31, 2006 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical price change. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Based on the Company’s derivatives outstanding at December 31, 2006, which included swaps, basis swaps and put options, a $1 per MMBtu increase in NYMEX would increase the Company’s natural gas costs by approximately $11.1 million and a $1 per MMBtu decrease in NYMEX pricing would decrease the Company’s natural gas costs by approximately $13.4 million.
Natural Gas Prices—Trinidad Operation
The natural gas requirements of Point Lisas Nitrogen Limited are supplied under contract with the Natural Gas Company of Trinidad and Tobago. The cost of natural gas to the joint venture fluctuates based on changes in the market price of ammonia.
Natural Gas Prices—United Kingdom Operations
To meet natural gas production requirements at the Company’s U.K. production facilities, the Company may enter into gas supply contracts to fix prices for approximately 20% to 80% of total annual volume requirements. Procurement requirements for 2007 U.K. natural gas are approximately 32 million MMBtu. As of December 31, 2006, the Company did not have any fixed-price contracts.
Nitrogen Prices
The prices for nitrogen products can be volatile and the Company mitigates some of this volatility through the use of derivative commodity instruments. The Company’s current policy is to hedge no more than 20% of its expected production for the upcoming 12 months and no more than 50% of any single month’s expected production. The Company has hedged less than 5% of its 2007 North American sales of nitrogen solutions.

Interest Rate Fluctuations
The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company had no interest rate financial derivatives outstanding at December 31, 2006.
Interest Rate Sensitivity

(in millions)	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Long Term Debt
Senior Secured Notes (1), fixed rate of 12.88% ($US)	$—	$200.0	$—	$—	$—	$—	$200.0	$197.9
Senior Second Priority Secured Notes (1), fixed rate 11.50% ($US)	—	—	—	131.3	—	—	131.3	123.9

Total Long Term Debt	$—	$200.0	$—	$131.3	$—	$—	$331.3	$321.8

Short Term Borrowings
Revolving credit facility(2), notional amount ($US)	$150.0	$150.0	$—	$—	$—	$—	$—	$—
Variable interest rate, LIBOR based	7.10%	7.10%	—	—	—	—	—	—
TNLP revolving credit facility(2), notional amount ($US)	$50.0	$50.0	$—	—	$—	—	—	—
Variable interest rate, LIBOR based	7.10%	7.10%	—	—	—	—	—	—

(1)	In February 2007, the Company refinanced its outstanding notes by issuing new, unsecured notes of $330.0 million with a face interest rate of 7.0%. The new notes have a maturity date of 2017.

(2)	In February 2007, the Company amended its revolving credit facilities to extend the term of the facilities to February 2012.

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Financial Position

	At December 31,
(in thousands)	2006	2005

Assets
Cash and cash equivalents	$179,017	$86,366
Restricted cash	—	8,595
Accounts receivable, less allowance for doubtful accounts of $333 and $234	198,791	206,407
Inventories	211,017	190,314
Other current assets	31,680	54,578

Total current assets	620,505	546,260

Property, plant and equipment, net	720,897	733,536
Deferred plant turnaround costs	44,558	27,447
Equity investments	164,099	183,884
Intangible assets	5,645	7,526
Other assets	17,009	24,972

Total assets	$1,572,713	$1,523,625

Liabilities
Accounts payable	$156,493	$125,863
Customer prepayments	77,091	52,913
Accrued and other current liabilities	75,863	85,034

Total current liabilities	309,447	263,810

Long term debt and capital lease obligations	331,300	331,300
Deferred income taxes	63,851	65,998
Pension liabilities	134,444	120,236
Other liabilities	40,188	41,320
Minority interest	94,687	92,258

Total liabilities and minority interest	973,917	914,922

Commitments and contingencies (Note 10)	—	—

Preferred Shares liquidation value of $120,000	115,800	115,800

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 92,630 and 95,171 shares outstanding	144,976	146,994
Paid in capital	693,896	712,671
Accumulated other comprehensive loss	(63,739)	(70,143)
Unearned compensation	—	(5,369)
Accumulated deficit	(292,137)	(291,250)

Total stockholders’ equity	482,996	492,903

Total liabilities and stockholders’ equity	$1,572,713	$1,523,625

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-share amounts)	2006	2005	2004

Revenues	$1,828,714	$1,930,583	$1,506,965
Other income, net	8,008	8,482	2,145

Total Revenue	1,836,722	1,939,065	1,509,110

Cost and Expenses
Cost of sales	1,732,222	1,800,236	1,348,077
Selling, general and administrative expense	55,233	46,548	44,190
Equity in earnings of unconsolidated affiliates	(17,013)	(21,415)	—
Recovery of product claim costs	—	—	(17,903)

	1,770,442	1,825,369	1,374,364

Income from operations	66,280	113,696	134,746
Interest income	6,457	8,086	3,307
Interest expense	(47,991)	(53,478)	(53,134)
Loss on early retirement of debt	—	(27,193)	(11,116)
Change in fair value of warrant liability	—	8,860	—

Income before income taxes and minority interest	24,746	49,971	73,803
Income tax benefit (provision)	(9,247)	(14,217)	5,000
Minority interest	(11,286)	(13,667)	(11,207)

Net income	4,213	22,087	67,596
Preferred share dividends	(5,100)	(5,134)	(1,029)

Income (Loss) Available to Common Stockholders	$(887)	$16,953	$66,567

Basic and Diluted Income (Loss) Per Share:
Basic	$(0.01)	$0.18	$0.87
Diluted	(0.01)	0.18	0.85

Basic and Diluted Weighted Average Shares Outstanding:
Basic	92,676	92,537	76,478
Diluted	92,676	94,935	79,859

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2006	2005	2004

Operating Activities
Net income	$4,213	$22,087	$67,596
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	108,069	110,342	102,230
Deferred income taxes	3,777	13,538	(6,058)
Non-cash loss on derivatives	933	4,091	—
Minority interest in earnings (loss)	11,286	13,667	11,207
Distributions in excess of (less than) equity earnings	9,202	(6,941)	—
Share-based compensation	7,010	2,431	1,205
Amortization of intangible and other assets	6,878	5,243	—
Non-cash loss on early retirement of debt	—	22,543	2,985
Change in fair value of warrant liability	—	(8,860)	—
Term loan discount accretion	—	1,773	—
Recovery of product claim costs	—	—	(12,874)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	16,135	(59,591)	27,647
Inventories	(14,003)	(45,579)	(11,352)
Accounts payable and customer prepayments	37,960	(60,136)	48,394
Other assets and liabilities, net	(32,200)	(3,733)	(18,508)

Net Cash Flows from Operating Activities	159,260	10,875	212,472

Investing Activities
Purchase of property, plant and equipment	(50,856)	(30,820)	(18,472)
Plant turnaround costs	(35,281)	(22,331)	(28,878)
Acquisition, net of cash acquired	—	—	(54,168)
Distributions received from unconsolidated affiliates	9,660	31,901	—
Changes in restricted cash	8,595	(8,595)	—
Proceeds from the sale of property, plant and equipment	19,100	7,560	—

Net Cash Flows used in Investing Activities	(48,782)	(22,285)	(101,518)

Financing Activities
Payments under share repurchase program	(18,796)	—	—
Preferred share dividends paid	(5,100)	(5,950)	—
Distributions to minority interests	(8,861)	(13,607)	(8,072)
Changes in overdraft protection arrangements	11,443	—	—
Excess tax benefits from equity compensation plans	1,255	—	—
Payments under borrowing arrangements	(37)	(125,167)	(70,854)
Proceeds from exercise of stock options	363	142	447
Preferred share issuance, net of $4,200 issuance costs	—	—	115,800
Deferred financing costs	—	—	(2,598)

Net Cash Flows used in Financing Activities	(19,733)	(144,582)	34,723

Effect of Exchange Rate Changes on Cash	1,906	8,560	787

Increase (Decrease) in Cash and Cash Equivalents	92,651	(147,432)	146,464
Cash and Cash Equivalents at Beginning of Year	86,366	233,798	87,334

Cash and Cash Equivalents at End of Year	$179,017	$86,366	$233,798

Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(in thousands)	2006	2005	2004

Supplemental cash flow information:
Interest paid	$42,150	$42,110	$50,455
Income tax refunds received	—	11,933	—
Income taxes paid	1,930	1,526	1,123

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B preferred stock to common stock:
Common Stock	$—	$2,066	$—
Paid in Capital	$—	$14,646	$—
Consideration to fund acquisitions:
Common shares	$—	$—	$135,750
Series B preferred shares	$—	$—	$17,269
Assumed debt	$—	$—	$125,000
Stock Incentive Plan	$4,218	$5,020	$2,908
Supplemental schedule of unconsolidated affiliates distributions received:
Equity in earnings of unconsolidated affiliates	$17,013	$21,415	$—
Distribution in excess of (less than) equity earnings	9,202	(6,941)	—
Distributions received from unconsolidated affiliates	9,660	31,901	—

Total cash distributions received from unconsolidated affiliates	$35,875	$46,375	$—

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Change in Common Stockholder’ Equity

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Unearned	Accumulated	Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Compensation	Deficit	Total	Income

January 1, 2004	77,563	$128,968	$555,529	$(44,596)	$—	$(374,770)	$265,131

Comprehensive Income (Loss):
Net income	—	—	—	—	—	67,596	67,596	$67,596
Foreign currency translation adjustments	—	—	—	25,216	—	—	25,216	25,216
Change in fair value of derivatives, net of taxes of$690	—	—	—	(23,286)	—	—	(23,286)	(23,286)
Minimum pension liability, net of taxes of $3,149	—	—	—	(13,328)	—	—	(13,328)	(13,328)

Comprehensive income								$56,198

Preferred share dividends	—	—	—	—	—	(1,029)	(1,029)
Issuance of common stock	14,995	14,995	120,755	—	—	—	135,750
Exercise of stock options	198	198	249	—	—	—	447
Nonvested stock	238	370	5,106	—	(4,081)	—	1,395
Share-based compensation	—	—	—	—	1,513	—	1,513

December 31, 2004	92,994	144,531	681,639	(55,994)	(2,568)	(308,203)	459,405

Comprehensive Income (Loss):
Net income	—	—	—	—	—	22,807	22,087	$22,087
Foreign currency translation adjustments	—	—	—	(23,387)	—	—	(23,387)	(23,387)
Change in fair value of derivatives, net of taxes of $2,861	—	—	—	14,198	—	—	14,198	14,198
Minimum pension liability, net of taxes of $5,015	—	—	—	(4,960)	—	—	(4,960)	(4,960)

Comprehensive income								$7,938

Preferred share dividends	—	—	—	—	—	(5,134)	(5,134)
Conversion of preferred shares	2,066	2,066	14,646	—	—	—	16,712
Reclassification of warrant liability	—	—	12,240	—	—	—	12,240
Exercise of stock options	39	39	103	—	—	—	142
Nonvested stock	72	358	4,043	—	(4,798)	—	(397)
Share-based compensation	—	—	—	—	1,997	—	1,997

December 31, 2005	95,171	146,994	712,671	(70,143)	(5,369)	(291,250)	492,903

Consolidated Statements of Changes in Common Stockholders’ Equity (continued)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Unearned	Accumulated	Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Compensation	Deficit	Total	Income

Comprehensive Income (Loss):
Net income	—	—	—	—	—	4,213	4,213	$4,213
Foreign currency translation adjustments	—	—	—	33,618	—	—	33,618	33,618
Change in fair value of derivatives, net of taxes of $3,513	—	—	—	(6,727)	—	—	(6,727)	(6,727)
Pension and post-retirement benefit liabilities, net of taxes of $4,289	—	—	—	(11,850)	—	—	(11,850)	(11,850)

Comprehensive income								$19,254

Adoption of SFAS 158, net of taxes of $4,650	—	—	—	(8,637)	—	—	(8,637)
Preferred share dividends	—	—	—	—	—	(5,100)	(5,100)
Exercise of stock options	95	95	268	—	—	—	363
Nonvested stock	39	562	(714)	—	—	—	(152)
Shares purchased and retired under share repurchase program	(2,675)	(2,675)	(16,121)	—	—	—	(18,796)
Reclassification for adoption of SFAS 123 R	—	—	(5,369)	—	5,369	—	—
Share-based compensation	—	—	3,161	—	—	—	3,161

December 31, 2006	92,630	$144,976	$693,896	$(63,739)	$—	$(292,137)	$482,996

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of presentation: The Consolidated Financial Statements include the accounts of Terra Industries Inc. and all majority owned subsidiaries (Terra). All intercompany accounts and transactions have been eliminated. Minority interest in earnings and ownership has been recorded for the percentage of limited partnership common units not owned by Terra Industries Inc. for each respective period presented.
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
Intangible assets – customer relationships: The Company’s customer relationships has a finite useful life and is amortized using the straight-line method over the estimated useful life of five years. The Company monitors its intangible asset and records an impairment loss on the intangible asset when circumstances indicate that the carrying amount is not recoverable and that the carrying amount exceeds its fair value.
The customer relationships were recorded at $9.4 million in connection with the acquisition of Mississippi Chemical Corporation in December 2004. During 2006 and 2005, the Company recorded $1.9 million of amortization expense each year. There was no amortization expense recorded during 2004. The estimated amortization expense related to the customer relationships is $1.9 million annually for 2007, 2008 and 2009.

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
Cost of sales and hedging transactions: Costs of sales are primarily related to manufacturing and purchased costs related to the Company’s nitrogen- and methanol-based products, including any realized hedging gains or losses related to natural gas derivatives. Costs of sales include amounts related to shipping and handling charges to the Company’s customers.
Share-based compensation: During the 2006 first quarter, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123 R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123 R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123 R. The Company has applied the provision of SAB 107 in its adoption of SFAS 123 R. The Company adopted SFAS 123 R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 (See Note 15).
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
Recently issued accounting standards: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective in the first quarter 2007 for the Company. The Company has performed a preliminary analysis of its income tax position and does not expect a significant impact to its financial statements as a result of adopting the Interpretation.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure and requirements of SFAS 157 are effective for the Company in 2008 first quarter and the Company expects no significant impact from adopting the Standard.
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158). SFAS 158 focuses primarily on balance sheet reporting for the funded status of benefit plans and requires recognition of benefit liabilities for under-funded plans and benefit assets for over-funded plans, with offsetting impacts to shareholders equity. These changes are required to be adopted prospectively, effective with the Company’s December 31, 2006 financial statements. The Company is in a net under-funded position for its pension and retiree health care plans, which resulted in a $13.3 million impact as a result of adopting SFAS 158. The $13.3 million impact of adopting SFAS 158 increased accumulated other comprehensive income and deferred tax assets by $8.6 million and $4.7 million, respectively.
SFAS 158 will also require companies to measure benefit plan assets and liabilities and determine the discount rate for subsequent year expense recognition as of the balance sheet date for financial reporting purposes, thus eliminating the opportunity to use a measurement of date up to 90 days prior to the balance sheet date. The effective date for this change is delayed until year-end 2008. The Company currently uses an October 1 measurement date and will adopt a December 31 measurement date in 2008 as required. Switching to the new measurement date will require a one-time adjustment to retained earnings per the transition guidance in SFAS 158. None of the changes prescribed by SFAS 158 will impact the Company’s results of operations or cash flows.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS 159 may have on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of adoption. SAB 108 is effective for the fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB 108 on December 31, 2006. Adoption of SAB 108 had no impact on the Company’s financial statements.
In December 2006, the FAB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” (FSP EITF 00-19-2). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5 “Accounting for Contingencies.” Adoption of FSP EITF 00-19-2 during 2006 had no impact on the Company’s financial statements.
2. Earnings Per Share
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
The following table provides a reconciliation between basic and diluted income per share for the year ended December 31, 2006, 2005 and 2004.

(in thousands, except per-share data)	2006	2005	2004

Basic income per share computation:
Income from continuing operations	$4,213	$22,087	$67,596
Less: Preferred share dividends	(5,100)	(5,134)	(1,029)

Income (loss) available to common shareholders	(887)	16,953	66,567
Weighted average shares outstanding	92,676	92,537	76,478

Basic income (loss) per common share	$(0.01)	$0.18	$0.87

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$(887)	$16,953	$66,567
Add: Preferred share dividends	—	—	1,029

Income (loss) available to common shareholders and assumed conversions	$(887)	$16,953	$67,596

Weighted average shares outstanding	92,676	92,537	76,478
Add incremental shares from assumed conversions:
Preferred Shares	—	1,048	2,423
Restricted stock	—	577	750
Common stock options	—	179	208
Common stock warrants	—	594	—

Dilutive potential common shares	92,676	94,935	79,859

Diluted income (loss) per potential common share	$(0.01)	$0.18	$0.85

Common stock options totaling 0.1 million, 0.1 million and 0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of those options exceeded the average market price of Terra’s stock for the respective periods, and the effect of their inclusion would be antidilutive.
All dilutive instruments were excluded from computation of diluted earnings per share due to the loss available to common shareholders at December 31, 2006.
3. Derivative Financial Instruments
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
Natural gas supplies to meet production requirements at Terra’s North American and United Kingdom (U.K.) production facilities are purchased at market prices. Natural gas market prices are volatile and Terra effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. The North American contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices for North America are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The U.K. forward contracts and physical delivery are based on the Intercontinental Exchanged (ICE) index price. Natural gas derivatives are designated as cash flow hedges, provided that the derivatives meet the conditions discussed above. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.
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
The following summarizes values and balance sheet effects of open natural gas derivatives at December 31, 2006 and 2005:

	Other	Other
	Current	Current	Deferred	Net Asset
(in thousands)	Assets	Liabilities	Taxes	(Liability)

December 31, 2006	$4,731	$(22,591)	$6,373	$(11,487)
December 31, 2005	22,152	(34,213)	2,861	(9,200)
The Company determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $0.9 million to cost of sales for the year ended December 31, 2006. At December 31, 2005, the Company recorded an ineffective position of $4.1 million as a charge to cost of sales.
The effective portion of gains and losses on derivative contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) and credited or charged to cost of sales in the month in which the hedged transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX and ICE natural gas contract prices.
The activity to accumulated other comprehensive loss, net of income taxes, relating to current period hedging transactions for the twelve-month periods ended December 31, 2006 and 2005 follows:

	Twelve Months Ended
	December 31,
	2006		2005
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated loss	$(7,886)	$(5,109)	$(16,829)	$(19,307)
Net increase (decrease) in market value	(59,181)	(38,420)	4,171	11,139
Reclassification into earnings	48,857	31,693	4,772	3,059

Ending accumulated loss	$(18,210)	$(11,836)	$(7,886)	$(5,109)

Approximately $11.8 million of the net accumulated loss at December 31, 2006 will be reclassified into earnings during 2007.
At times, the Company also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At December 31, 2006, the Company had 30,000 tons of open nitrogen solution swap contracts. Outstanding nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the years ending December 31, 2006, 2005 and 2004, the Company recognized losses of $0.6 million, $2.2 million and $8.2 million, respectively on these forward derivative instruments.
4. Inventories
Inventories consisted of the following at December 31:

(in thousands)	2006	2005

Raw materials	$26,583	$22,487
Supplies	54,542	55,647
Finished goods	129,892	112,180

Total	$211,017	$190,314

Inventory is valued at actual first in-first out cost. Costs include raw materials, labor and overhead.
5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31:

(in thousands)	2006	2005

Land	$17,096	$16,086
Buildings and improvements	65,573	62,937
Plant and equipment	1,423,302	1,339,799
Construction in progress	24,372	27,510

	1,530,343	1,446,332
Less accumulated depreciation and amortization	(809,446)	(712,796)

Total	$720,897	$733,536

Depreciation expense for property, plant and equipment for the years ending December 31, 2006, 2005 and 2004 was $78.9 million, $80.8 million and $74.0 million, respectively.
6. Equity Investments
Terra’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in PLNL, an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2, located in Verdigris, Oklahoma which produces CO2 at Terra’s plant. As of December 31, 2006, the Point Lisas Nitrogen Limited investment is considered significant as defined by applicable SEC regulations. These investments amounted to $164.1 million and $183.9 million at December 31, 2006 and 2005, respectively.

The combined results of operations and financial position of Terra’s equity basis investments are summarized below:

(in thousands)	2006	2005

Condensed income statement information:
Net sales	$171,906	$181,818

Net income	$44,751	$62,723

Terra’s equity in net income of affiliates	$17,013	$31,362

Condensed balance sheet information:
Current assets	$59,553	$78,711
Long-lived assets	185,621	194,548

Total assets	$245,174	$273,259

Current liabilities	$22,311	$37,804
Long-term liabilities	—	75
Equity	222,863	235,380

Total liabilities and equity	$245,174	$273,259

The carrying value of these investments at December 31, 2006 was $52.7 million more than Terra’s share of the equity method investments’ book value. The excess fair value assigned at the acquisition date is attributable primarily to fixed asset values and will be amortized over a period of approximately 15 years.
The Company has transactions in the normal course of business with PLNL, whereby the Company is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the twelve-month period ended December 31, 2006, the Company purchased approximately $76.0 million of ammonia from PLNL. As of December 31, 2006, PLNL made cash distributions to its shareholders, of which the Company’s portion was $33.8 million for the 12-month period.
The total distributions from all equity investments were $35.9 million and $46.4 million at December 31, 2006 and 2005, respectively.

7. Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations
The Company has revolving credit facilities totaling $200 million that expire June 30, 2008. The revolving credit facility is secured by substantially all of the assets of the Company other than the assets collateralizing the Senior Secured Notes. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. These facilities include $50 million only available for the use of TNCLP, one of the Company’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at the Company’s option, a London Interbank Offered Rate (LIBOR). At December 31, 2006, the LIBOR rate was 5.32%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margin for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at December 31, 2006. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.
At December 31, 2006, the Company had no outstanding revolving credit borrowings and $17.7 million in outstanding letters of credit. The $17.7 million in outstanding letters of credit reduced the Company’s borrowing availability to $182.3 million at December 31, 2006. The credit facilities require that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. The Company was in compliance with all credit facilities covenants at December 31, 2006. If the Company’s borrowing availability falls below $60 million, the Company is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.
Long-term debt and capital lease obligations consisted of the following at December 31:

(in thousands)	2006	2005

Senior Secured Notes, 12.875%, due 2008	$200,000	$200,000
Second Priority Senior Secured Notes, 11.5%, due 2010	131,300	131,300
Capital lease obligations	1	38

	331,301	331,338
Less current maturities in other current liabilities	1	38

Total long-term debt	$331,300	$331,300

In connection with the December 2004 acquisition of MCC, the Company assumed obligations due under MCC’s $125.0 million bank term loan and provided the debt holders five-year warrants to purchase Terra’s common shares. The warrants were valued at $21.1 million, which was treated as a discount to par value of the debt.
In 2005, the Company repaid $125 million of the term loan from the MCC acquisition. The Company recorded a $27.2 million charge which related to the loss on the early repayment and other related prepayment charges.
During 2003, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $202 million of 11.5% Second Priority Senior Secured Notes due June 1, 2010. The notes were priced at 99.402% to yield 11.625% and are unconditionally guaranteed by the Company and its U.S. subsidiaries. Part of the proceeds were used to repay existing debt. The Company redeemed $70.7 million of the 2010 notes during 2004. These notes and guarantees are secured by a second priority security interest in all domestic inventory, domestic accounts receivable, intellectual property of Terra Industries Inc. and its domestic subsidiaries and certain subsidiary capital stock. The security interest is second in priority to a first priority security interest in the same assets in favor of the lenders under the Company’s revolving credit facility and is shared equally and ratably with the Company’s outstanding 12.875% Senior Secured Notes due 2008. The Indenture governing these notes contains covenants that limit, among other things, the Company’s ability to incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital, Inc. or any guarantor), use assets as security in other transactions, sell any of the Company’s principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by the Company’s restricted subsidiaries to the Company, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of the Company’s assets or merge with or into other companies, and reduce the Company’s insurance coverage. In addition, the Company is obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.
During 2001, TCAPI issued $200 million of 12.875% Senior Secured Notes due in 2008. The notes were priced at 99.43% to yield 13%. The proceeds were used to repay existing debt. The notes are secured by a first priority interest in ownership or leasehold interest in substantially all real property, machinery and equipment owned or leased in TCAPI and the guaranteeing subsidiaries, the limited partnership’s interest in Terra Nitrogen Company, L.P. (“TNCLP”) owned by TCAPI and the guaranteeing subsidiaries, and certain intercompany notes issued to TCAPI by non-guaranteeing subsidiaries. Payment obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Terra Industries Inc. (“Parent”) and certain of its U.S. subsidiaries (“the Guarantor Subsidiaries”). Terra Nitrogen, Limited Partnership, TNCLP, the general partner of TNCLP and the Parent’s foreign subsidiaries do not guarantee the notes (see Note 23 – Guarantor Subsidiaries for condensed consolidating financial information). The Parents’ ability to receive dividends from its subsidiaries is limited by the revolving credit facility to amounts required for the funding of operating expenses and debt service (not to exceed $40 million per year), income tax payments on the earnings of TCAPI and its subsidiaries and liabilities associated with discontinued operations (not to exceed $5 million per year). The Indenture governing the Senior Secured Notes consists of covenants that limit, among other things, the Company’s ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make investments (other than in Terra Capital or any guarantor), use assets as security in other transactions, sell any of the Company’s principle production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by the Company’s restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of the Company’s assets or merge with or into other companies, and reduce the Company’s insurance coverage. In addition, the Company is obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.

Scheduled principal payments of the Company’s long-term debt and capital leases are:

		Second Priority
	Senior Secured	Senior Secured	Capital
(in thousands)	Notes	Notes	Leases	Total

2007	$—	$—	$1	$1
2008	200,000	—	—	200,000
2009	—	—	—	—
2010	—	131,300	—	131,300
2011	—	—	—	—

	$200,000	$131,300	$1	$331,301

During February 2007, the Company repaid the 12.875% and 11.5% bonds due in 2008 and 2010, respectively. The Company issued $330 million of 7.0% unsecured notes to finance the repayment. In addition to the refinancing of the outstanding bonds, the Company amended its revolving credit facility. The revolving credit facility remains essentially unchanged except for the term of the facility, which has been extended to 2012 (See Note 22).
8. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at December 31:

(in thousands)	2006	2005

Derivative contracts	$23,222	$34,213
Payroll and benefit costs	10,519	12,381
Pension liabilities	12,958	8,326
Accrued interest	6,740	6,737
Deferred revenue	5,057	5,224
Other	17,367	18,153

Total	$75,863	$85,034

9. Other Liabilities
Other liabilities consisted of the following at December 31:

(in thousands)	2006	2005

Long-term medical and closed facilities reserve	$23,206	$24,415
Post retirement benefits	6,046	4,844
Deferred revenue	5,231	10,285
Other	5,705	1,776

Total	$40,188	$41,320

10. Commitments and Contingencies
The Company is committed to various non-cancelable operating leases for equipment, railcars and production, office and storage facilities expiring on various dates through 2017.
Total minimum rental payments are as follows:

(in thousands)

2007	$22,346
2008	18,721
2009	15,954
2010	13,968
2011	10,822
2012 and thereafter	17,314

Net minimum lease payments	$99,125

Total rental expense under all leases, including short-term cancelable operating leases, was $18.7 million, $17.5 million and $14.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company has entered into various contractual agreements that create an obligation into the future. These agreements expire on various dates through 2018 and are as follows:

(in thousands)

2007	$350,634
2008	91,921
2009	87,490
2010	84,490
2011	84,490
2012 and thereafter	587,017

Total obligations	$1,286,042

Included above are purchase agreements for various services and products relating to operations. These commitments include open purchase orders, inventory purchase commitments and firm utility and natural gas commitments.
The Company has a contractual agreement to purchase one-half of the ammonia produced by Point Lisas Nitrogen Limited, the Company’s 50-50 joint venture ammonia plant located in Trinidad. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. The agreement is in place until October of 2018. Assuming the Company purchases 360,000 short tons per year at the December 2006 average price paid, the annual purchase obligation would be $83.3 million.
The Company is liable for retiree medical benefits of employees of coal mining operations sold in 1993, under the Coal Industry Retiree Health Benefit Act of 1992, which mandated liability for certain retiree medical benefits for union coal miners. The Company has provided reserves adequate to cover the estimated present-value of these liabilities at December 31, 2006. The Company’s long-term medical and closed facilities reserve at December 31, 2006, includes $23.2 million for expected future payments for the coal operation’s retirees and other former employees. The Company may recover a portion of these payments through its rights in bankruptcy against Harman Coal Company (a former coal subsidiary), and subject to damages received by Harman Coal Company through its on-going litigation with Massey

Energy Company. No provision for such recoveries has been made in the Company’s financial statements.
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
11. Preferred Shares
The components of preferred shares outstanding at December 31:

	2006		2005
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	120,000	$115,800	120,000	$115,800
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

12. Financial Instruments and Concentrations of Credit Risk
The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments at December 31, 2006 and 2005. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

Financial Assets
Cash and short-term investments	$179.0	$179.0	$86.4	$86.4
Receivables	198.8	198.8	206.4	206.4
Equity and other investments	164.1	164.1	183.9	183.9
Financial liabilities
Long-term debt	331.3	321.8	331.3	322.7
Preferred shares	115.8	161.7	115.8	102.6

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments.

•	Equity and other investments: Investments in untraded companies are valued on the basis of management’s estimates and, when available, comparisons with similar companies whose shares are publicly traded.

•	Short-term borrowings and long-term debt: The fair value of Terra’s short-term borrowings and long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.

•	Preferred shares: Preferred shares are valued on the basis of market quotes, when available and management estimates based on comparisons with similar instruments that are publicly traded.
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
Financial Instruments: At December 31, 2006, Terra had letters of credit outstanding totaling $17.7 million, guaranteeing various insurance and financing activities.
13. Common Stockholders’ Equity
Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. At December 31, 2006, 1.8 million common shares were reserved for issuance upon award of restricted shares and exercise of employee stock options.
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

	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased

April 2006	—	$—	$—
May 2006	488	7.49	3,655
June 2006	1,557	6.92	10,767
July 2006	—	—	—
August 2006	560	6.93	3,879
September 2006	70	7.03	495
October 2006	—	—	—
November 2006	—	—	—
December 2006	—	—	—

	2,675	$7.03	$18,796

14. Acquisition
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

The following table summarizes the fair market values of the assets acquired and the liabilities assumed at the acquisition date to the final purchase price allocation:

Final
Purchase
Price
(in thousands)	Allocation

Current assets	$99,177
Property, plant and equipment	140,955
Equity investments	201,520
Other assets	3,464
Intangible assets	9,408

Total assets acquired	454,524

Current liabilities	37,169
Long-term debt and warrants	125,000
Pension and other long-term liabilities	36,314
Deferred income taxes	42,527

Total liabilities assumed	241,010

Net Assets acquired	$213,514

Intangible assets acquired represent customer relationships that will be amortized on a straight-line basis over a period of approximately five years. The useful life of five years for the customer base intangible asset was based on management’s forecasts of customer turnover.
The following represents unaudited pro forma summary results of operations as if the acquisition of MCC had occurred at the beginning of 2004.

Year ended
(in thousands, except per share data)	December 31, 2004

Revenues	$1,886,953
Operating income (loss)	179,349
Net income (loss)	78,204
Basic income (loss) per share	0.85

Selected costs included above:
Interest expense	72,639
Depreciation and amortization	117,994
Impairment losses included above	—
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
15. Share-Based Compensation
The Company sponsors three share-based compensation plans – the Inspiration Resources Corporation 1992 Stock Incentive Plan (the “1992 Plan”), the Terra Industries Inc. 1997 Stock Incentive Plan (the “1997 Plan”) and the Terra Industries Inc. Stock Incentive Plan of 2002 (the “2002 Plan”). Upon the adoption of the 2002 Plan, the Company no longer issues share-based awards from the 1992 Plan or the 1997 Plan, however, approximately 458,000 authorized shares have been reserved for awards that were issued prior to the adoption of the 2002 plan. As of December 31, 2006, there were approximately 3,958,000 shares of common stock authorized for issuance under the plans, including approximately 3,500,000, 454,000 and 4,000 authorized for the 2002 Plan, 1997 Plan and 1992 Plan, respectively. Shares for approximately 1,620,000 and 1,834,000 were available and reserved, respectively, for share-based compensation grants as of December 31, 2006.
Awards granted under the plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested stock awards or other share-based awards (i.e. performance shares), with the exception that non-employee directors may not be granted SARs and only employees of the Company may be granted ISOs.
The Compensation Committee of the Company’s Board of Directors administers the plans and determines the exercise price, exercise period, vesting period and all other terms of the grant. All share-based awards to directors, officers and employees expire ten years after the date of the grant. ISOs and NQSOs, which are not exercised after vesting, expire ten years after the date of the award. The vesting period for nonvested stock is determined at the grant date of the award; the vesting period is usually three years. The vesting date for other share-based awards is also set at the time of the award but can vary in length; there is usually no expiration date for other share-based awards.
Prior to January 1, 2006, the Company accounted for awards issued under its share-based compensation plans using the intrinsic-value method. The Company did not recognize compensation expense on stock options in the year ended December 31, 2005 and 2004 as all options granted under the Company’s plans had an exercise price equal to the market price of the Company’s stock on the date of grant and were fully vested. The Company recognized compensation expense of $2.0 million and $1.5 million on nonvested stock awards and phantom share awards in the year ended December 31, 2005 and 2004, respectively, based on intrinsic value, which was equal to the market price of the Company’s stock on the date of grant.
On January 1, 2006, the Company adopted SFAS 123 R using the modified prospective method. This Statement requires the Company to recognize in net income an estimate of expense for stock awards and options over their vesting periods, typically determined as of the date of grant. Under the modified prospective application, this Statement applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, the Company recognized compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding on January 1, 2006. The compensation cost for that portion of awards was based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Beginning January 1, 2006, the unearned compensation related to the unvested awards was reclassified as a component of paid-in capital. The cumulative effect of the adoption of SFAS 123 R related to estimating forfeitures of outstanding awards was not significant. Results for prior periods have not been restated.

The following table illustrates the effect on net income and net income per share if the Company had accounted for share-based compensation using the fair value method in the year ended December 31, 2005 and 2004:

	Year Ended December 31,
(in thousands, except per-share amounts)	2005	2004

Net income available to common shareholders	$16,953	$66,567
Add: Share based employee compensation expense included in reported net income, net of related tax effects	1,218	1,205
Deduct: Share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,218)	(1,205)

Pro forma net income available to common shareholders	$16,953	$66,567

Income per share:
Basic – as reported	$0.18	$0.87

Basic – pro forma	$0.18	$0.87

Diluted – as reported	$0.18	$0.85

Diluted – pro forma	$0.18	$0.85

Compensation cost charged against income and the total income tax benefit recognized for share-based compensation arrangements is included below:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Compensation cost charged to SG&A expense	$7,010	$2,431	$1,205

Total compensation cost charged to income	$7,010	$2,431	$1,205

Income tax benefit	$2,454	$851	$422

Stock Options
The Company has stock options with service conditions. No compensation cost is recognized for the stock options as these instruments were fully vested upon adoption of SFAS 123 R.

A summary of stock option activity as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted Average
		Exercise
(options in thousands)	Number	Price

Outstanding – beginning of period	592	$5.24
Expired/terminated	(39)	14.01
Exercised	(95)	3.82

Outstanding – end of period	458	$4.78

The aggregate intrinsic value of the vested stock options outstanding at December 31, 2006 was $3.3 million.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

(options in thousands)
		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
	Range of	Number	Remaining	Exercise	Number	Exercise
	Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

	$1.43 - $3.88	399	2.6	$3.72	399	$3.72
	7.81 - 7.81	6	1.6	7.81	6	7.81
	12.13 - 14.75	53	0.9	12.33	53	12.33

Total		458	2.4	$4.78	458	$4.78

No options were granted during 2006, 2005 and 2004.
Nonvested Stock Shares and Phantom Share Awards
The Company currently has outstanding nonvested shares and phantom share awards with both service conditions and performance conditions. Nonvested stock shares and phantom share awards with service and performance conditions usually “cliff vest” in three years from the grant date. The performance conditions of the nonvested shares and phantom share awards are based on a calculated return on capital over a three-year period. For awards with performance conditions, the grants will be forfeited if the performance conditions are not achieved.
The Company recognizes compensation expense for nonvested stock share awards over the vesting periods based on fair value, which is equal to the market price of the Company’s stock on the date of grant. During 2006, 2005 and 2004, the Company recorded compensation expense of $4.3 million, $1.9 million and $1.0 million, respectively. The Company recognizes compensation expense for the phantom share awards over the vesting periods based on fair value, which is equal to the market price of the Company’s stock at each reporting period date. The phantom share awards settle in cash. During 2006, 2005 and 2004, the Company recorded compensation expense of $2.7 million, $0.5 million and $0.2 million, respectively. Compensation costs for nonvested stock shares and phantom share awards are reduced for estimated forfeitures and then amortized to expense using the straight-line method. For awards with performance conditions, the Company estimates the expected number of awards to vest at the time of the award grant. The Company records the compensation expense for the awards with performance conditions ratably over the requisite service period related to the performance condition, taking into consideration any changes to the expected shares to vest as such matters arise.
A summary of the status of the Company’s nonvested share awards as of December 31, 2006, and changes during the year then ended, is:

		Weighted
		Average
		Grant-Date
(in thousands, except fair values)	Shares	Fair Value

Outstanding at January 1, 2006	1,590	$5.12
Granted	686	6.74
Vested	(697)	2.03
Terminated	(203)	6.95

Outstanding at December 31, 2006	1,376	$7.23

The fair value of the nonvested shares that vested during 2006 was $4.9 million.
At December 31, 2006, the total unrecognized compensation cost related to all nonvested share awards was $9.9 million. That cost is expected to be recognized over a weighted-average period of 1.5 years.
16. Retirement Benefit Plans
The Company maintains defined benefit pension plans that cover certain salaried and hourly employees. Benefits are based on a pay formula. The Company uses September 30 as its measurement date. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. The Company also has certain non-qualified pension plans covering executives, which are unfunded. The Company accrues pension costs based upon annual independent actuarial valuations for each plan and funds these costs in accordance with statutory requirements.
The components of net periodic pension expense follow:

(in thousands)	2006	2005	2004

Service cost	$2,991	$2,976	$2,731
Interest cost	24,926	23,550	15,669
Expected return on plan assets	(24,224)	(21,575)	(12,280)
Amortization of prior service cost	(36)	(28)	21
Amortization of actuarial loss	5,636	5,632	4,889
Amortization of net assets	—	—	49
Termination charge	492	1,165	—

Pension expense	$9,785	$11,720	$11,079

The Company has defined benefit plans in the U.S., Canada and the U.K. The Company administers its plans to comply with the laws set forth by each country’s regulators.

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2006:

(in thousands)	U.S.	Canada	U.K.	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$267,100	$38,637	$148,774	$454,511
Service cost	1,976	1,015	—	2,991
Interest cost	14,972	2,058	7,896	24,926
Actuarial (gain) loss	(8,247)	3,109	23,575	18,437
Termination charge	—	—	492	492
Foreign currency exchange rate changes	—	36	22,563	22,599
Benefits paid	(15,204)	(905)	(3,686)	(19,795)

Projected benefit obligation—end of year	260,597	43,950	199,614	504,161

Change in Plan Assets
Fair value plan assets—beginning of year	180,574	31,042	103,691	315,307
Actual return on plan assets	18,239	2,415	8,565	29,219
Foreign currency exchange rate changes	—	15	15,047	15,062
Employer contribution	7,683	3,373	4,030	15,086
Participants’ contributions	171	—	—	171
Benefits paid	(15,204)	(905)	(3,686)	(19,795)

Fair value plan assets—end of year	191,463	35,940	127,647	355,050

Funded Status	(69,134)	(8,010)	(71,967)	(149,111)
Unrecognized net actuarial loss	35,058	11,006	61,817	107,881
Unrecognized prior service cost	(319)	—	—	(319)

Accrued benefit cost	$(34,395)	$2,996	$(10,150)	$(41,549)

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2005:

(in thousands)	U.S.	Canada	U.K.	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$253,932	$29,149	$144,988	$428,069
Service cost	2,078	898	—	2,976
Interest cost	14,196	1,854	7,499	23,549
Actuarial (gain) loss	10,506	6,008	12,753	29,267
Termination charge	—	—	1,165	1,165
Foreign currency exchange rate changes	—	1,460	(16,142)	(14,682)
Benefits paid	(13,612)	(732)	(1,489)	(15,833)

Projected benefit obligation—end of year	267,100	38,637	148,774	454,511

Change in Plan Assets
Fair value plan assets—beginning of year	162,415	25,443	101,287	289,145
Actual return on plan assets	16,332	3,008	10,497	29,837
Foreign currency exchange rate changes	—	1,173	(11,263)	(10,090)
Employer contribution	15,439	2,150	4,659	22,248
Benefits paid	(13,612)	(732)	(1,489)	(15,833)

Fair value plan assets—end of year	180,574	31,042	103,691	315,307

Funded Status	(86,526)	(7,595)	(45,083)	(139,204)
Unrecognized net actuarial loss	49,288	8,859	35,705	93,852
Unrecognized prior service cost	(355)	—	—	(355)
Contributions	170	—	—	170

Accrued benefit cost	$(37,423)	$1,264	$(9,378)	$(45,537)

The amount recognized in the balance sheet for the plans described above are as follows:

(in thousands)	2006	2005

Accrued benefit cost	$41,549	$46,974
Accumulated other comprehensive loss	73,123	55,934
Deferred tax asset	34,439	27,279
Funding subsequent to valuation	(1,709)	(1,625)

Amount recognized	147,402	128,562
Less: current portion	(12,958)	(8,326)

Pension liabilities	$134,444	$120,236

The accumulated benefit obligation for the Company’s pension plans was $493.4 million and $444.2 million at December 31, 2006 and 2005, respectively. The projected benefit obligation for the Company’s pension plans was $504.2 million and $454.5 million at December 31, 2006 and 2005, respectively. The Company’s fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets was $138.5 million and $128.9 million at December 31, 2006 and 2005, respectively.

The assumptions used to determine the actuarial present value of benefit obligations and pension expense during each of the years ended December 31 were as follows:

	2006	2005	2004

Weighted average discount rate	5.5%	5.4%	5.7%
Long-term per annum compensation increase	3.3%	3.3%	3.5%
Long-term return on plan assets	7.6%	7.7%	7.7%

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
The percentage of the Fair Market Value of the total plan assets for each major asset category of the plan’s assets is as follows:

	September 30,
	2006	2005

Asset Allocation
Equities	58.3%	56.4%
Bonds	18.4%	14.2%
Cash equivalents	23.3%	29.4%

	100.0%	100.0%

The Company expects to contribute $20.4 million to its pension plans in 2007.
The expected benefits to be paid from the pension plan are as follows:

(in thousands)	Payments

Estimated Future Benefit Payments
2007	$17,902
2008	18,474
2009	19,052
2010	19,850
2011	21,280
2012-2016	126,515

The amounts in accumulated other comprehensive income that have not yet been recognized as components of pension expense at December 31, 2006, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2007 are:
Components of accumulated other comprehensive income:

(in thousands)

Net actuarial loss	$107,881
Net prior service cost (credit)	(319)
Net transition obligation (asset)	—

$107,562

Expected amortization during 2007:

(in thousands)

Amortization of net transition obligation	$—
Amortization of prior service cost	(37)
Amortization of net losses	6,066

$6,029

The Company also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company’s contributions to these plans totaled $5.3 million in 2006, $4.8 million in 2005 and $1.5 million in 2004.
17. Post-Retirement Benefits
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

The following table indicates the components of the post-retirement medical benefits obligation included in the Company’s Consolidated Statements of Financial Position at December 31:

(in thousands)	2006	2005

Change in Benefit Obligation
Projected benefit obligation—beginning of year	$4,202	$4,171
Service cost	11	12
Interest cost	228	230
Participants’ contributions	202	222
Actuarial (gain) loss	1,737	346
Foreign currency exchange rate changes	—	28
Benefits paid	(916)	(807)

Projected benefit obligation—end of year	5,464	4,202

Change in Plan Assets
Fair value plan assets—beginning of year	—	—
Employer contribution	715	585
Participants’ contributions	202	222
Benefits paid	(917)	(807)

Fair value plan assets—end of year	—	—

Funded Status	(5,464)	(4,202)
Unrecognized net actuarial gain	1,655	(220)
Unrecognized prior service cost	761	982
Employer contribution	179	138

Accrued benefit cost	$(2,869)	$(3,302)

Net periodic post-retirement medical benefit (income) expense consisted of the following components:

(in thousands)	2006	2005	2004

Service cost	$11	$12	$11
Interest cost	226	230	172
Amortization of prior service cost	77	44	(43)
Amortization of actuarial gain	—	(13)	(45)

Post-retirement medical benefit expense	$314	$273	$95

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) at December 31, 2006 was $5.5 million. The PBO and ABO at December 31, 2005 was $4.2 million.
The Company limits its future obligation for post-retirement medical benefits by capping at 5% the annual rate of increase in the cost of claims it assumes under the plan. The weighted average discount rate used in determining the accumulated post-retirement medical benefit obligation was 5.98% in 2006, 5.63% in 2005 and 5.83% in 2004. The assumed annual health care cost trend rate was 5% in 2006, 2005 and 2004. The impact on the benefit obligation of a 1% increase in the assumed health care cost trend rate would be approximately $0.6 million while a 1% decline in the rate would decrease the benefit obligation by approximately $0.5 million.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The subsidy is based on approximately 28% of an individual beneficiary’s annual prescription drug costs between $250 and $5,000. The effects of the subsidy were factored into the 2005 annual year-end valuation. The reduction in the benefit obligation attributable to past service cost was approximately $0.8 million and has been reflected as an actuarial gain.
Future benefit payments expected to be paid for post-retirement medical benefits are as follows:
Estimated future benefit payments

(in thousands)	Payments

2007	$513
2008	505
2009	535
2010	523
2011	555
2012-2016	2,997
The amounts in accumulated other comprehensive income that have not yet been recognized as components of retiree medical expense at December 31, 2006, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2007 are:
Components of accumulated other comprehensive income:

(in thousands)

Net actuarial loss	$1,655
Net prior service cost (credit)	761
Net transition obligation (asset)	—

$2,416

Expected amortization during 2007:

(in thousands)

Amortization of net transition obligation	$—
Amortization of prior service cost	69
Amortization of net losses	88

$157

18. Accumulated Other Comprehensive Income (Loss)
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

The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2006 and 2005 are:

	Foreign		Pension and
	Currency		Post-retirement
	Translation	Fair Value of	Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance December 31, 2004	$14,287	$(19,307)	$(50,974)	$(55,994)
Change in foreign currency translation adjustment	(23,387)	—	—	(23,387)
Reclassification to earnings	—	3,059	—	3,059
Change in fair value of derivatives	—	11,139	—	11,139
Change in minimum pension liabilities	—	—	(4,960)	(4,960)

Balance December 31, 2005	(9,100)	(5,109)	(55,934)	(70,143)

Change in foreign currency translation adjustment	33,618	—	—	33,618
Reclassification to earnings	—	31,693	—	31,693
Change in fair value of derivatives	—	(38,420)	—	(38,420)
Change in pension and post-retirement benefit liabilities	—	—	(11,850)	(11,850)
Adoption of SFAS 158	—	—	(8,637)	(8,637)

Balance December 31, 2006	$24,518	$(11,836)	$(76,421)	$(63,739)

19.	Income Taxes

Components of the income tax provision (benefit) applicable to continuing operations are as follows:

(in thousands)	2006	2005	2004

Current:
Federal	$719	$—	$—
Foreign	4,351	679	1,058
State	400	—	—

	5,470	679	1,058

Deferred:
Federal	6,417	4,196	2,570
Foreign	(2,710)	9,102	(8,628)
State	70	240	—

	3,777	13,538	(6,058)

Total income tax provision (benefit)	$9,247	$14,217	$(5,000)

The following table reconciles the income tax provision (benefit) per the Consolidated Statements of Operations to the federal statutory provision:

(in thousands)	2006	2005	2004

Income (loss) from continuing operations before taxes:
Domestic	$6,570	$560	$(7,516)
Foreign	6,890	35,744	70,112

	13,460	36,304	62,596

Statutory income tax provision (benefit):
Domestic	2,432	196	(2,631)
Foreign	2,841	11,057	21,934

	5,273	11,253	19,303

Reduction to foreign tax assessments and reserves	—	—	(27,877)
Foreign exchange gain (loss)	3,553	(1,302)	1,548
Debt repayment losses	—	7,807	—
Warrant fair value gain	—	(3,278)	—
Valuation reserve	(367)	964	2,460
Other	788	(1,227)	(434)

Income tax provision (benefit)	$9,247	$14,217	$(5,000)

The tax effect of net operating loss (NOL), tax credit carryforwards and significant temporary differences between reported and taxable earnings that gave rise to net deferred tax assets (liabilities) were as follows:

(in thousands)	2006	2005

Current deferred tax asset
Accrued liabilities	$8,323	$1,944
Inventory valuation	(685)	(1,019)
Unsettled derivative losses	(3,521)	1,341

Net current deferred tax asset	4,117	2,266

Non-current deferred tax liability
Depreciation	(185,044)	(188,977)
Investments in partnership	(7,352)	(7,235)
Investment in affiliates	(34,537)	(37,589)
Intangible asset	(2,089)	(2,785)
Unfunded employee benefits	9,111	13,117
Discontinued business costs	8,202	8,257
Valuation allowance	(61,361)	(61,728)
NOL, capital loss and tax credit carryforwards	166,386	180,548
Accumulated other comprehensive income	42,592	30,141
Other	241	253

Net noncurrent deferred tax liability	(63,851)	(65,998)

Net deferred tax liability	$(59,734)	$(63,732)

The Company’s NOL’s were established in tax years 2000-2005. These NOL’s, if unused, will begin to expire in 2020.

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

The following summarizes additional information about Terra’s industry segments:

	Nitrogen
(in thousands)	Products	Methanol	Other	Total

2006
Revenues	$1,793,759	$34,955	$8,008	$1,836,722
Operating income (loss)	63,275	4,952	(1,947)	66,280
Total assets	1,377,471	98,916	96,326	1,572,713
Depreciation and amortization	74,031	13,386	20,652	108,069
Capital expenditures	50,626	2	228	50,856
Equity earnings	17,013	—	—	17,013
Equity investments	164,099	—	—	164,099
Minority interest in losses	11,286	—	—	11,286

2005
Revenues	$1,899,236	$31,347	$8,482	$1,939,065
Operating income (loss)	131,474	(14,089)	(3,689)	113,696
Total assets	1,298,289	102,811	122,525	1,523,625
Depreciation and amortization	90,638	10,993	8,711	110,342
Capital expenditures	29,967	59	794	30,820
Equity earnings	21,415	—	—	21,415
Equity investments	183,884	—	—	183,884
Minority interest in earnings	13,667	—	—	13,667

2004
Revenues	$1,320,142	$186,823	$2,145	$1,509,110
Operating income (loss)	138,745	1,479	(5,478)	134,746
Total assets	1,440,103	122,273	123,132	1,685,508
Depreciation and amortization	76,175	13,019	13,036	102,230
Capital expenditures	17,038	53	1,381	18,472
Equity earnings	442	—	—	442
Equity investments	215,939	—	—	215,939
Minority interest in earnings	11,207	—	—	11,207

The following summarizes geographic information about Terra:

	Revenues			Long-lived Assets
(in thousands)	2006	2005	2004	2006	2005	2004

United States	$1,397,994	$1,464,375	$1,061,261	$663,994	$512,572	$570,031
Canada	63,902	55,641	61,395	49,637	55,625	51,036
United Kingdom	374,826	419,049	386,454	238,577	219,045	257,520

	$1,836,722	$1,939,065	$1,509,110	$952,208	$787,242	$878,587

21.	Agreements of Limited Partnerships

Terra Nitrogen Company L.P. (TNCLP)

Terra owns a 1% General Partnership interest and 75.3% of the Common Units of TNCLP at December 31, 2006. Terra consolidates TNCLP results with the publicly held TNCLP Common Units reflected in Terra’s financial statements as a minority interest.

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

22.	Subsequent Events

In February 2007, the Company repaid its $200.0 million, 12.875% due 2008 and $131.3 million, 11.50% due 2010 bonds that were outstanding at December 31, 2006. The repayment proceeds were obtained from a new $330.0 million, 7.0% unsecured note with a maturity date of 2017. The Company incurred costs related to bond tender premiums and transaction fees of approximately $40 million that will be recorded as an earnings charge in the first quarter of 2007. In connection with the bond refinancing, the Company’s revolving bank credit facility was extended until February 2012.

During the 2006 fourth quarter, the Company entered into a Memorandum of Understanding with Kemira GrowHow Oyj to create a joint venture to operate the fertilizer and associated process chemical businesses of both companies in the U.K. The Memorandum of Understanding is a non-legally binding agreement and is subject to approval by the U.K. competition authorities, negotiation of definitive documents and lender consent. During the 2007 first quarter, the U.K. Office of Fair Trading referred the proposed joint venture to the Competition Commission.

23.	Guarantor Subsidiaries

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

Condensed consolidating financial information regarding the Parent, TCAPI, the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes (see Note 7) for December 31, 2006, 2005 and 2004 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$100,736	$—	$78,282	$(2)	$179,017
Accounts receivable, net	—	—	75,466	123,325	—	198,791
Inventories	—	—	84,924	117,958	8,135	211,017
Other current assets	3,166	1,319	12,918	18,355	(4,078)	31,680

Total current assets	3,167	102,055	173,308	337,920	4,055	620,505

Property, plant and equipment, net	—	—	381,987	338,912	(2)	720,897
Equity investments	—	—	10,710	153,389	—	164,099
Deferred plant turnaround costs, intangible and other assets	(1,839)	7,582	22,117	39,351	1	67,212
Investments in and advances to (from) affiliates	758,377	347,478	1,622,696	422,436	(3,150,987)	—

Total Assets	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Liabilities
Debt due within one year	$—	$—	$1	$—	$(1)	$—
Accounts payable	109	—	63,634	92,750	—	156,493
Accrued and other liabilities	28,119	5,927	61,781	62,354	(5,227)	152,954

Total current liabilities	28,228	5,927	125,416	155,104	(5,228)	309,447

Long-term debt and capital Lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	22,214	—	—	43,848	(2,211)	63,851
Pension and other liabilities	166,032	—	7,386	1,212	2	174,632
Minority interest	—	18,501	76,186	—	—	94,687

Total liabilities and minority interest	216,474	355,728	208,988	200,164	(7,437)	973,917

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	144,975	—	73	49,709	(49,781)	144,976
Paid in capital	693,895	150,218	2,007,811	1,246,129	(3,404,157)	693,896
Accumulated other comprehensive income income (loss) and unearned compensation	(92,187)	—	6,373	30,828	(8,753)	(63,739)
Retrained earnings (deficit)	(319,252)	(48,831)	(12,427)	(234,822)	323,195	(292,137)

Total stockholders’ equity	427,431	101,387	2,001,830	1,091,844	(3,139,496)	482,996

Total liabilities and stockholders’ equity	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$859,454	$969,261	$(1)	$1,828,714
Other income, net	—	—	5,795	2,213	—	8,008

Total revenues	—	—	865,249	971,474	(1)	1,836,722

Cost and Expense
Cost of sales	—	—	882,352	901,940	(52,070)	1,732,222
Selling, general and administrative expenses	2,358	(8,142)	(7,601)	16,549	52,069	55,233
Equity in the (earnings) loss of subsidiaries	29,853	(184,740)	(91,993)	(46,002)	275,869	(17,013)

Total cost and expenses	32,211	(192,882)	782,758	872,487	275,868	1,770,442

Income (loss) from operations	(32,211)	192,882	82,491	98,987	(275,869)	66,280
Interest income	—	(167)	7,004	(1,267)	887	6,457
Interest expense	(1,860)	(42,320)	(8)	1,610	(5,413)	(47,991)

Income (loss) before tax and minority interests	(34,071)	150,395	89,487	99,330	(280,395)	24,746
Income tax benefit (provision)	(7,607)	—	—	(1,642)	2	(9,247)
Minority interest	—	(2,178)	(9,108)	—	—	(11,286)

Net Income (Loss)	$(41,678)	$148,217	$80,379	$97,688	$(280,393)	$4,213

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(41,678)	$148,217	$80,379	$97,688	$(280,393)	$4,213
Depreciation and amortization	—	2,928	45,789	35,154	31,076	114,947
Non-cash loss on derivatives	—	—	589	344	—	933
Deferred taxes	—	—	—	3,777	—	3,777
Minority interest in earnings (loss)	—	452	10,838	—	(4)	11,286
Equity earnings in excess of profit distributions	(29,853)	184,740	91,993	46,002	(283,680)	9,202
Amortization of unearned compensation	7,010	—	—	—	—	7,010
Change in operating assets and liabilities	33,137	(73,758)	(33,997)	31,657	50,853	7,892

Net Cash Flows from Operating Activities	(31,384)	262,579	195,591	214,622	(482,148)	159,260

Investing Activities
Purchase of property, plant and equipment	—	—	(29,115)	(21,741)	—	(50,856)
Plant turnaround costs	—	—	(13,755)	(21,526)	—	(35,281)
Distributions received from unconsolidated affiliates	—	—	—	9,660	—	9,660
Proceeds from the sale of property, plant and equipment	—	—	16,400	2,700	—	19,100
Restricted cash	—	—	8,595	—	—	8,595

Net Cash Flows from Investing Activities	—	—	(17,875)	(30,907)	—	(48,782)

Financing Activities
Payments under borrowing arrangements	—	—	(25)	(12)	—	(37)
Proceeds from exercise of stock options	363	—	—	—	—	363
Tax benefit of unvested stock	1,255	—	—	—	—	1,255
Change in investments and advances from (to) affiliates	53,652	(173,351)	(236,202)	(126,256)	482,157	—
Preferred share dividends paid	(5,100)	—	—	—	—	(5,100)
Repurchases of TRA stock	(18,786)	—	—	—	(10)	(18,796)
Changes in overdraft protection arrangements	—	—	—	11,443	—	11,443
Distributions to minority interests	—	—	(8,861)	—	—	(8,861)

Net Cash Flows from Financing Activities	31,384	(173,351)	(245,088)	(114,825)	482,147	(19,733)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006 (continued):

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Effect of Foreign Exchange Rate on Cash	—	—	—	1,906	—	1,906

Increase (Decrease) in Cash and Cash Equivalents	—	89,228	(67,372)	70,796	(1)	92,651

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Year	$1	$100,736	$—	$78,282	$(2)	$179,017

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$11,508	$75,967	$7,486	$(1)	$94,961
Accounts receivable, net	—	1,563	54,486	150,357	1	206,407
Inventories	—	—	60,350	119,061	10,903	190,314
Other current assets	9,198	12,704	9,720	22,763	193	54,578

Total current assets	9,199	25,775	200,523	299,667	11,096	546,260

Property, plant and equipment, net	—	—	275,223	458,313	—	733,536
Equity investments	—	—	—	183,884	—	183,884
Deferred plant turnaround costs, intangible and other assets	—	10,861	7,299	42,139	(354)	59,945
Investments in and advances to (from) affiliates	747,233	536,937	1,358,920	618,155	(3,261,245)	—

Total Assets	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Liabilities
Debt due within one year	$—	$—	$26	$12	$—	$38
Accounts payable	210	—	48,501	77,152	—	125,863
Accrued and other liabilities	3,119	92,984	54,855	63,670	(76,719)	137,909

Total current liabilities	3,329	92,984	103,382	140,834	(76,719)	263,810

Long-term debt and capital Lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	—	70,088	(4,090)	65,998
Pension and other liabilities	148,793	—	11,173	1,591	(1)	161,556
Minority interest	—	18,049	74,209	—	—	92,258

Total liabilities and minority interest	152,122	442,333	188,764	212,513	(80,810)	914,922

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	146,994	—	73	49,709	(49,782)	146,994
Paid in capital	712,671	150,218	1,741,688	1,473,065	(3,364,971)	712,671
Accumulated other comprehensive income income (loss) and unearned compensation	(63,728)	—	—	5,232	(17,016)	(75,512)
Retrained earnings (deficit)	(307,427)	(18,978)	(88,560)	(138,361)	262,076	(291,250)

Total stockholders’ equity	488,510	131,240	1,653,201	1,389,645	(3,169,693)	492,903

Total liabilities and stockholders’ equity	$756,432	$573,573	$1,841,965	$1,602,158	$(3,250,503)	$1,523,625

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$576,993	$1,353,589	$1	$1,930,583
Other income, net	—	—	7,189	1,293	—	8,482

Total revenues	—	—	584,182	1,354,882	1	1,939,065

Cost and Expense
Cost of sales	—	3,510	603,372	1,242,991	(49,637)	1,800,236
Selling, general and administrative expenses	2,817	(8,183)	(4,425)	6,848	49,491	46,548
Equity in the (earnings) loss of subsidiaries	40,800	(209,743)	(89,609)	(79,915)	317,052	(21,415)

Total cost and expenses	43,617	(214,416)	509,338	1,169,924	316,906	1,825,369

Income (loss) from operations	(43,617)	214,416	74,844	184,958	(316,905)	113,696
Interest income	—	2,049	5,291	(612)	1,358	8,086
Interest expense	(1,860)	(44,843)	(16)	(6,758)	(1)	(53,478)
Loss on early retirement of debt	—	—	—	(27,193)	—	(27,193)
Change in fair value of warrant liability	8,860	—	—	—	—	8,860

Income (loss) before tax and minority interests	(36,617)	171,622	80,119	150,395	(315,548)	49,971
Income tax benefit (provision)	(4,435)	—	—	(9,782)	—	(14,217)
Minority interest	—	(2,679)	(10,989)	—	1	(13,667)

Net Income (Loss)	$(41,052)	$168,943	$69,130	$140,613	$(315,547)	$22,087

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(41,052)	$168,943	$69,130	$140,613	$(315,547)	$22,087
Non-cash loss on early retirement of debt	—	—	—	22,543	—	22,543
Change in fair value of warrant liability	(8,860)	—	—	—	—	(8,860)
Depreciation and amortization	—	—	43,506	64,838	7,241	115,585
Non-cash loss on derivatives	—	—	4,091	—	—	4,091
Deferred taxes	13,538	—	—	(5,400)	5,400	13,538
Minority interest in earnings (loss)	—	2,679	10,989	—	(1)	13,667
Equity earnings in excess of profit distributions	40,800	(209,743)	—	(79,915)	241,917	(6,941)
Amortization of unearned compensation	2,431	—	—	—	—	2,431
Term loan discount accretion	—	—	—	1,773	—	1,773
Change in operating assets and liabilities	11,211	147,075	(56,723)	(107,064)	(163,538)	(169,039)

Net Cash Flows from Operating Activities	18,068	108,954	70,993	37,388	(224,528)	10,875

Investing Activities
Purchase of property, plant and equipment	—	—	(3,331)	(27,489)	—	(30,820)
Plant turnaround costs	—	—	—	(22,331)	—	(22,331)
Distributions received from unconsolidated affiliates	—	—	—	31,901	—	31,901
Proceeds from the sale of property, plant and equipment	168	—	—	7,392	—	7,560
Restricted cash	—	—	(8,595)	—	—	(8,595)

Net Cash Flows from Investing Activities	168	—	(11,926)	(10,527)	—	(22,285)

Financing Activities
Payments under borrowing arrangements	—	—	(104)	(125,063)	—	(125,167)
Proceeds from exercise of stock options	142	—	—	—	—	142
Stock issuance	—	—	(9,190)	—	9,190	—
Change in investments and advances from (to) affiliates	(12,428)	(299,473)	—	239,000	72,901	—
Preferred share dividends paid	(5,950)	—	—	(133,875)	133,875	(5,950)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005 (continued):

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Distributions to minority interests	—	(2,664)	(10,944)	—	1	(13,607)

Net Cash Flows from Financing Activities	(18,236)	(302,137)	(20,238)	(19,938)	215,967	(144,582)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	8,560	8,560

Increase (Decrease) in Cash and Cash Equivalents	—	(193,183)	38,829	6,923	(1)	(147,432)

Cash and Cash Equivalents at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Cash Equivalents at End of Year	$1	$11,508	$67,372	$7,486	$(1)	$86,366

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2004:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$535,977	$961,472	$9,516	$1,506,965
Other income, net	—	—	10,972	689	(9,516)	2,145

Total revenues	—	—	546,949	962,161	—	1,509,110

Cost and Expense
Cost of sales	—	—	504,037	848,825	(4,785)	1,348,077
Selling, general and administrative expenses	3,780	(9,823)	30,173	11,294	8,766	44,190
Product claim costs	—	—	—	(17,903)	—	(17,903)
Equity in the (earnings) loss of subsidiaries	(45,792)	(97,064)	(74,338)	(442)	217,636	—

Total cost and expenses	(42,012)	(106,887)	459,872	841,774	221,617	1,374,364

Income (loss) from operations	42,012	106,887	87,077	120,387	(221,617)	134,746
Interest income	1	1,856	4,261	1,838	(4,649)	3,307
Interest expense	(3,077)	(49,643)	(29)	(5,172)	4,787	(53,134)
Loss on early retirement of debt	—	(11,116)	—	—	—	(11.116)

Income (loss) before income taxes and minority interest	38,936	47,984	91,309	117,053	(221,479)	73,803
Income tax benefit (provision)	28,660	—	—	(23,660)	—	5,000
Minority interest	—	(2,192)	(9,015)	—	—	(11,207)

Net Income	$67,596	$45,792	$82,294	$93,393	$(221,479)	$67,596

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2004:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$67,596	$45,792	$82,294	$93,393	$(221,479)	$67,596
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on early retirement of debt	—	2,985	—	—	—	2,985
Depreciation and amortization	—	4,086	47,676	50,468	—	102,230
Deferred income taxes	(49,601)	—	—	46,362	(2,819)	(6,058)
Minority interest in earnings	—	2,192	9,015	—	—	11,207
Equity in earnings (loss) of subsidiaries	45,792	97,064	74,338	442	(217,636)	—
Unearned compensation	1,205	—	—	—	—	1,205
Change in operating assets and liabilities	55,980	(29,562)	48,867	(10,533)	(18,571)	46,181
Claim cost recovery	—	—	—	(12,874)	—	(12,874)

Net Cash Flows from Operating Activities	120,972	122,557	262,190	167,258	(460,505)	212,472

Investing Activities
Purchase of property, plant and equipment	—	—	(4,250)	(14,222)	—	(18,472)
Plant turnaround costs	—	—	(12,103)	(16,775)	—	(28,878)
Acquisitions, net of cash received	175,250	—	—	(229,418)	—	(54,168)

Net Cash Flows from Investing Activities	175,250	—	(16,353)	(260,415)	—	(101,518)

Financing Activities
Principal payments on long-term debt	—	(70,700)	(95)	(59)	—	(70,854)
Stock issuance	116,247	—	—	—	—	116,247
Deferred financing costs	—	(2,598)	—	—	—	(2,598)
Distributions to minority interests	—	(1,575)	(6,497)	—	—	(8,072)
Change in investments and advances from (to) affiliates	(412,468)	82,376	(216,441)	86,815	459,718	—

Net Cash Flows from Financing Activities	(296,221)	7,503	(223,033)	86,756	459,718	34,723

Effect of Foreign Exchange Rate on Cash	—	—	—	—	787	787

Increase (Decrease) in Cash and Short-term Investments	1	130,060	22,804	(6,401)	—	146,464

Cash and Short-term Investments at Beginning of Year	—	74,631	5,739	6,964	—	87,334

Cash and Short-term Investments at End of Year	$1	$204,691	$28,543	$563	$—	$233,798

24. Quarterly Financial Data (Unaudited)

(in thousands, except per-share data)	March 31	June 30	Sept 30	Dec 31

2006
Total revenues	$398,920	$523,520	$464,781	$449,501
Operating income (loss)	$(28,166)	$26,224	$29,388	$38,834
Net income (loss)	$(23,991)	$6,257	$10,341	$11,606
Per Share:
Basic income (loss) per share	$(0.27)	$0.05	$0.10	$0.11
Diluted income (loss) per share	$(0.27)	$0.05	$0.10	$0.11

2005
Total revenues	$450,012	$489,993	$485,694	$513,366
Operating income (loss)	$30,823	$69,761	$31,977	$(18,865)
Net income (loss)	$4,431	$21,702	$11,086	$(15,132)
Per Share:
Basic income (loss) per share	$0.03	$0.22	$0.10	$(0.17)
Diluted income (loss) per share	$0.03	$0.20	$0.10	$(0.17)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Terra Industries Inc.:
We have audited the accompanying consolidated statements of financial position of Terra Industries Inc. and subsidiaries (“Terra”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index as Item 15. These financial statements and the financial statement schedule are the responsibility of Terra’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Industries Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans relating to the recognition and related disclosure provisions effective December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Terra’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Terra’s internal control over financial reporting and an unqualified opinion on the effectiveness of Terra’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 12, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2006.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page, which is incorporated herein by reference.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarterly period ending December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Terra Industries Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Terra Industries Inc. and subsidiaries (“Terra”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Terra’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Terra’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Terra maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Terra maintained, in all material respects, the effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of Terra and our report dated March 12, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans relating to the recognition and related disclosure provisions effective December 31, 2006.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 12, 2007

Item 9B.	Other Information
None.
Part III

Item 10.	Directors and Executive Officers of Terra
Information with respect to directors of Terra is set forth under the caption “Election of Directors” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 8, 2007, and is incorporated herein by reference. Information with respect to executive officers of Terra is set forth under the caption “Executive Officers of Terra” in Part I hereof and is incorporated herein by reference.
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
Information with respect to executive and director compensation is set forth under the captions “Executive Compensation and Other Information” and “Board of Directors and Committees” in “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 8, 2007, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management under the caption “Equity Security Ownership” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 8, 2007 is incorporated herein by reference.

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be	Weighted-average	Number of securities remaining available for
	issued upon exercise of	exercise price of	future issuance under equity compensation
	outstanding options, warrants	outstanding options,	plans (excluding securities reflected in column
Plan category	and rights	warrants and rights	(a))

Equity compensation plans approved by security holders	592,000	$5.24	1,458,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	592,000	$5.24	1,458,000

Item 13. Certain Relationships and Related Transactions
Information with respect to certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the proxy statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Principal Accountant Audit Fees and Services Fees
Information with respect to principal accountant audit fees and service fees is set forth under the caption “Proposal 3: Ratification of Selection of Independent Accountants—Principal Accountant Audit Fees and Service Fees” in the proxy statement, and is incorporated herein by reference.
Audit Committee Pre-Approval Policies and Procedures
Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Terra and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of Terra was approved by the Audit Committee on February 27, 2007. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touch LLP since May 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of this Report

1.	Consolidated Financial Statements of Terra and its subsidiaries are included in Item 8 herein.

Consolidated Statements of Financial Position at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

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

(b) Exhibits
2.1	Stock Purchase Agreement dated as of August 6, 2004 among Terra Industries Inc., MissChem Acquisition Inc. and Mississippi Chemical Corporation, filed as Exhibit 99.2 to Terra Industries Inc.’s Form 8-K dated August 9, 2004, is incorporated herein by reference.

3.1	Articles of Restatement of Terra Industries Inc. filed with the State Department of Assessments and Taxation of Maryland on August 3, 2005, restating the Charter of Terra Industries Inc., filed as Exhibit 3.1 to Terra Industries Inc.’s August 4, 2005 Form 8-K, are incorporated herein by reference.

3.2	Amended and Restated By-Laws of Terra Industries Inc., effective as of August 3, 2005, filed as Exhibit 3.2 to Terra Industries Inc.’s August 4, 2005 Form 8-K, are incorporated herein by reference.

3.3	Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.4	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.5	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

3.6	By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to the September 7, 2005 TNCLP Form 8-K, are incorporated herein by reference.

4.1	Indenture dated as of October 10, 2001 among Terra Capital, Inc., certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Credit Agreement dated January 26, 2005, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as issuing banks (“Issuers”) and Citicorp USA Inc., as administrative agent and collateral agent for Lenders and Issuers, filed as Exhibit 4.3 to Terra Industries’ Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

4.3	Amendment No. 2 to the Amended and Restated Credit Agreement dated July 29, 2005, among Terra Capital, Inc., Terra Mississippi Holdings Corporation (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.4 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

4.4	Amendment No. 3 to the Amended and Restated Credit Agreement dated October 30, 2006, among Terra Capital, Inc., Terra Mississippi Holdings Corporation (f/k/a/ Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 44.1 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2006, is incorporated herein by reference.

4.5	Amendment No. 1 to the Credit Agreement dated July 29, 2005 among Terra Nitrogen, Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries’ Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

4.6	Indenture dated May 21, 2003 between the Company, the guarantors party hereto, and U.S. National Bank Association as Trustee, with respect to the 11.5% Second Priority Senior Secured Notes due 2010 (including the form of 11.5% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries’ Form10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

4.7	Articles Supplementary of Terra Industries Inc. relating to the Retirement of the Company’s Trust Shares, filed as Exhibit 3.1 to Terra Industries Inc.’s August 3, 2005 Form 8-K, are incorporated herein by reference.

4.8	Articles Supplementary of Terra Industries Inc. relating to the Reclassification of the Company’s Series B Cumulative Redeemable Preferred Shares, filed as Exhibit 3.2 to Terra Industries Inc.’s August 3, 2005 Form 8-K, are incorporated herein by reference.

4.9	Registration Rights Agreement dated as of October 7, 2004, among Terra and Citigroup Global Markets Inc., as Representative of the Initial Purchasers, filed as Exhibit 4.6 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of August 6, 2004, among Terra Industries Inc., Taurus Investments S.A. and the other shareholders named therein, filed as Exhibit 99.1 to Terra’s Form 8-K dated August 16, 2004, is incorporated herein by reference.

4.11	Registration Rights Agreement, dated as of December 16, 2004, among Terra Industries Inc. and the initial purchasers named therein, filed as Exhibit 4.7 to Terra’s Form S-3/A filed February 9, 2005, is incorporated by reference.

4.12	Registration Rights Agreement, dated as of December 21, 2004, among Terra Industries Inc., Värde Investment Partners, L.P., Perry Principals Investments LLC, Citigroup Global Markets, Inc., filed as Exhibit 10.1 to Terra’s Form 8-K dated December 27, 2004, is incorporated by reference.

4.13	Form of Indenture relating to the 4.25% Convertible Subordinated Debentures, filed as Exhibit 4.7 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.

4.14	Purchase Agreement, dated October 7, 2004, among Terra Industries Inc. and the initial purchasers named therein relating to the sale of Terra’s 4.25% Series A Cumulative Convertible Perpetual Preferred Shares, filed as Exhibit 1 to Terra’s Form S-3 filed on January 4, 2005, is incorporated by reference.

4.15	$150,000,000 Amended and Restated Credit Agreement dated as of December 21, 2004, among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, Mississippi Chemical Corporation, as Borrowers; Terra Industries Inc. and Terra Capital Holdings, Inc., as Guarantors; and the Lenders and Issuers Party thereto; and

Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Lead Arranger and Sole Book Runner, filed as Exhibit 4.18 to the Terra Industries’ Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

4.16	$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner, filed as Exhibit 4.19 to the Terra Industries’ Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.

10.1.1	Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries’ Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference.

10.1.2	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.3	Amendment to the Terra Industries Inc. Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.4	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.5	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.1.5.a	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.5.b	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b. to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.6	1992 Stock Incentive Plan of Terra Industries Inc. filed as Exhibit 10.1.6 To Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.1.7	Revised Form of Incentive Stock Option Agreement of Terra Industries Inc. under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.8	Revised Form of Nonqualified Stock Option Agreement of Terra Industries Inc. under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.9	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.1.9.a	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan of Terra Industries Inc. filed as Exhibit 10.1.21 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.10	Form of Incentive Stock Option Agreement of Terra Industries Inc. under its 1997 Stock Incentive Plan filed as Exhibit 10.1.13 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.11	Form of Nonqualified Stock Option Agreement of Terra Industries Inc. under its 1997 Stock Incentive Plan filed as Exhibit 10.1.14 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

10.1.12	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.13	Form of Executive Retention Agreement for Other Executive Officers, filed as Exhibit 10.1.19 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.1.14	Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries Inc.’s Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.1.15	Form of Performance Share Award of Terra Industries Inc. under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 of the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.16	Form of Non-Employee Director Performance Share Award of Terra Industries Inc. under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.17	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

10.1.18	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.19	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.20	Revised Form of Restricted Stock Award of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.9 to the Terra Industries’ Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.21	Form of Long-Term Incentive Award for Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.10 to the Terra Industries 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.22	Form of Long-Term Incentive Award for Phantom Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.11 to the Terra Industries Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.23	Form of Long-Term Incentive Award for Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.23 to the Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.

10.1.24	Form of Long-Term Incentive Award for Phantom Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.24 to the Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.

10.1.25	Form of Indemnity Agreement of Terra Industries Inc., filed as Exhibit 10.1.27 to Terra Industries Inc.’s Form 8-K dated July 1, 2006, is incorporated by reference.

10.1.26	Form of Unrestricted Annual Share Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated August 10, 2006, is incorporated herein by reference.

10.1.27	Employment Severance Agreement between Terra Industries Inc. and Michael L. Bennett dated October 5, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.

10.1.28	Form of Employment Severance Agreement for Section 16(b) Executive Officers, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.

10.1.29	Amendment to Employment Severance Agreement between Terra Industries Inc. and Mark A. Kalafut dated October 6, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 6, 2006 is incorporated herein by reference.

10.2	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership dated September 1, 2005, filed as Exhibit 10.3 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.3	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership dated September 1, 2005, filed as Exhibit 10.3 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.4	Amendment No. 1 to the General and Administrative Service Agreement regarding Services by Terra Industries Inc. dated September 1, 2005, filed as Exhibit 10.4 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.5	Amendment No. 1 to the General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.5 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.6	Reorganization Agreement among Terra Nitrogen Company, L.P., (the “MLP”), Terra Nitrogen, Limited Partnership (the “OLP”) and Terra Nitrogen Corporation (the “GP”) dated September 1, 2005, filed as Exhibit 10.1 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.7	Conveyance, Assignment and Assumption Agreement by and between Terra Nitrogen Corporation (the “Company”) and Terra Nitrogen GP Inc. (the “New GP”) dated September 1, 2005, filed as Exhibit 10.2 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

10.8	Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.9	Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.

10.10	Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.

10.11†	Asset Purchase and Methanol Exclusivity Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003, filed as Exhibit 10.9 to Terra Industries’ From 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.11.1†	Services Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003 included as Schedule E to Exhibit 10.9 herein, filed as Exhibit 10.91.1 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.12†	First Amendment to Asset Purchase and Methanol Exclusivity Agreement dated February 20, 2004, filed as Exhibit 10.10 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.13	Warrant Agreement dated December 21, 2004 among Terra Industries Inc., Perry Principals Investments LLC, Citigroup Financial Products Inc. and Värde Investment Partners, L.P., filed as Exhibit 10.11 to Terra Industries’ Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.14†	Ammonium Nitrate Supply Agreement between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as Exhibit 10.7 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.15†	Conversion Agreement by and between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as exhibit 10.8 to the Terra Industries Inc. Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

12.1*	Ratio of Earnings to Financial Charges

21.1*	Subsidiaries of Terra Industries Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Financial statements for Point Lisas Nitrogen Limited for the fiscal year ended December 31, 2006.

*	Filed herewith.

†	Confidential treatment has been requested for portions of this document.
Exhibits 10.1.1 through 10.1.29 are management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: March 14, 2007	By:	/s/ FRANCIS G. MEYER
Francis G. Meyer
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/HENRY R. SLACK Henry R. Slack	Chairman of the Board

/s/MICHAEL L. BENNETT Michael L. Bennett	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/FRANCIS G. MEYER Francis G. Meyer	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)

/s/DAVID E. FISHER David E. Fisher	Director

/s/DOD A. FRASER Dod A. Fraser	Director

/s/MARTHA O. HESSE Martha O. Hesse	Director

/s/PETER S. JANSON Peter S. Janson	Director

/s/ JAMES R. KRONER James R. Kroner	Director

/s/DENNIS MCGLONE Dennis McGlone	Director

Date: March 14, 2007

Index to Financial Statement Schedules
Schedule No.

I	Condensed Financial Information of Registrant, is included in Item 8 herein, Footnote 22, Column 1, “Parent.”

II	Valuation and Qualifying Accounts: Years Ended December 31, 2006, 2005 and 2004	S-2
Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Schedule II
Terra Industries Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005, and 2004
(in thousands)

			Less Write-
		Additions	offs, and
	Balance at	Charged to	Transfers,	Balance
	Beginning of	Costs and	Net of	at End
Description	Period	Expenses	Recoveries	of Period

Year Ended December 31, 2006:
Allowance for Doubtful Accounts	$234	$486	$(388)	$332

Year Ended December 31, 2005:
Allowance for Doubtful Accounts	$262	$824	$(852)	$234

Year Ended December 31, 2004:
Allowance for Doubtful Accounts	$87	$11	$164	$262

Exhibit 31.1
Certification
I, Michael L. Bennett, certify that:
1.	I have reviewed this annual report on Form 10-K of Terra Industries Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: March 14, 2007

/s/ MICHAEL L. BENNETT
Michael L. Bennett
President and Chief Executive Officer and Director (Principal Executive Officer)

Exhibit 31.2
Certification
I, Francis G. Meyer, certify that:
6.	I have reviewed this annual report on Form 10-K of Terra Industries Inc.;

7.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

8.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

9.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;
10.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: March 14, 2007

/s/ FRANCIS G. MEYER
Francis G. Meyer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 32
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Annual Report of Terra Industries Inc. (the “Company”) on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 that based on their best knowledge:
1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ MICHAEL L. BENNETT	/s/ FRANCIS G. MEYER

Michael L. Bennett	Francis G. Meyer
President and Chief Executive Officer	Sr. Vice President and Chief Financial Officer
and Director (Principal Executive Officer)	(Principal Financial Officer)

Dated: March 14, 2007	Dated: March 14, 2007
The certification set forth above is being furnished as an exhibit solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed as part of the Form 10-K or as a separate disclosure document of the company or the certifying officers.