Form 10-Q
period 2007-03-31
TERRA INDUSTRIES INC
filed 2007-05-01
CIK 722079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 20, 2007, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	92,846,067 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2007	2006	2006
Assets
Cash and cash equivalents	$233,310	$179,017	$92,011
Accounts receivable, less allowance for doubtful accounts of $410, $333 and $104	196,309	198,791	133,264
Inventories	232,854	211,017	209,455
Other current assets	26,667	31,680	26,744

Total current assets	689,140	620,505	461,474

Property, plant and equipment, net	708,645	720,897	728,475
Equity method investments	166,746	164,099	172,702
Deferred plant turnaround costs, net	36,615	44,558	29,995
Intangible assets, net	5,174	5,645	7,213
Other assets	23,942	17,009	27,751

Total assets	$1,630,262	$1,572,713	$1,427,610

Liabilities
Accounts payable	130,572	156,493	77,546
Customer prepayments	136,047	77,091	58,372
Accrued expenses and other current liabilities	63,002	75,863	69,816

Total current liabilities	329,621	309,447	205,734

Long-term debt and capital lease obligations	330,000	331,300	331,300
Pension liabilities	124,667	134,444	120,069
Other liabilities	126,063	104,039	91,235
Minority interest	98,850	94,687	91,662

Total liabilities and minority interest	1,009,201	973,917	840,000

Preferred Stock - liquidation value of $120,000	115,800	115,800	115,800

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 92,846, 92,630 and 95,171 outstanding	145,192	144,976	146,994
Paid-in capital	694,621	693,896	708,089
Accumulated other comprehensive loss	(48,350)	(63,739)	(66,757)
Accumulated deficit	(286,202)	(292,137)	(316,516)

Total common shareholders’ equity	505,261	482,996	471,810

Total liabilities and minority interest, preferred stock and common shareholders’ equity	$1,630,262	$1,572,713	$1,427,610

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Product revenues	$499,630	$397,744
Other income	2,656	1,176

Total revenues	502,286	398,920

Costs and Expenses
Cost of sales	426,176	423,517
Selling, general and administrative expense	17,057	11,710
Equity in earnings of unconsolidated affiliates	(5,617)	(8,141)

	437,616	427,086

Income (loss) from operations	64,670	(28,166)
Interest income	2,887	1,584
Interest expense	(8,909)	(11,772)
Loss on early retirement of debt	(38,662)	—

Income (loss) before income taxes and minority interest	19,986	(38,354)
Income tax (provision) benefit	(4,140)	13,766
Minority interest	(8,636)	597

Net income (loss)	7,210	(23,991)
Preferred share dividends	(1,275)	(1,275)

Net Income (Loss) Available to Common Shareholders	$5,935	$(25,266)

Basic and diluted income (loss) per share:
Basic	$0.06	$(0.27)
Diluted	$0.06	$(0.27)

Basic and diluted weighted average shares outstanding:
Basic	91,860	93,870
Diluted	95,258	93,870
     See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income (loss)	$7,210	$(23,991)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	26,642	26,282
Deferred income taxes	7,273	(13,766)
Minority interest in earnings	8,636	(597)
Distributions in excess of (less than) equity earnings	(5,617)	8,140
Non-cash (gain) loss on derivatives	(2,832)	5,861
Share-based compensation	2,868	1,141
Amortization of intangible and other assets	2,341	1,396
Non cash loss on early retirement of debt	4,662	—

Changes in operating assets and liabilities:
Accounts receivable	2,867	73,752
Inventories	(18,472)	(17,350)
Accounts payable and customer prepayments	32,836	(43,278)
Other assets and liabilities, net	11,174	4,793

Net cash flows from operating activities	79,588	22,383

Investing Activities
Purchase of property, plant and equipment	(6,736)	(12,104)
Plant turnaround expenditures	(8,842)	(11,467)
Distributions received from unconsolidated affiliates	—	1,594
Changes in restricted cash	—	8,595

Net cash flows from investing activities	(15,578)	(13,382)

Financing Activities
Issuance of debt	330,000	—
Payments under borrowings arrangements	(328,800)	(26)
Payments for debt issuance costs	(5,429)	—
Preferred share dividends paid	(1,275)	(1,275)
Proceeds from exercise of stock options	276	—
Distributions to minority interests	(4,474)	—

Net cash flows from financing activities	(9,702)	(1,301)

Effect of exchange rate changes on cash	(15)	(2,055)

Increase (decrease) to cash and cash equivalents	54,293	5,645
Cash and cash equivalents at beginning of period	179,017	86,366

Cash and cash equivalents at end of period	$233,310	$92,011

See Accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Three Months ended
	March 31
(in thousands)	2007	2006

Supplemental cash flow information:
Interest paid	$10,619	$316
Income tax refunds received	$100	$600
Income taxes paid	$4,566	$281

Supplemental schedule of unconsolidated affiliates distributions received:
Equity in earnings of unconsolidated affiliates	$5,617	$8,141
Distribution in excess of (less than) equity earnings	(5,617)	8,140
Distributions received from unconsolidated affiliates	—	1,594

Total cash distributions received from unconsolidated affiliates	$—	$17,875

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands)
(unaudited)

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Accumulated		Comprehensive
(in thousands)	Stock	Capital	Loss	Deficit	Total	Income

Balance at January 1, 2007	$144,976	$693,896	$(63,739)	$(292,137)	$482,996

Comprehensive income (loss):
Net income	—	—	—	7,210	7,210	$7,210

Foreign currency translation adjustment	—	—	817	—	817	817
Change in fair value of derivatives, net of taxes of $7,848	—	—	14,572	—	14,572	14,572

Comprehensive income						$22,599

Preferred share dividends	—	—	—	(1,275)	(1,275)
Exercise of stock options	216	60	—	—	276
Share-based compensation	—	665	—	—	665

Balance at March 31, 2007	$145,192	$694,621	$(48,350)	$(286,202)	$505,261

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Accumulated		Comprehensive
(in thousands)	Stock	Capital	Loss	Deficit	Total	Income

Balance at January 1, 2006	$146,994	$707,302	$(70,143)	$(291,250)	$492,903

Comprehensive income (loss):
Net loss	—	—	—	(23,991)	(23,991)	$(23,991)
Foreign currency translation adjustment	—	—	876	—	876	876
Change in fair value of derivatives, net of taxes of $1,414	—	—	2,510	—	2,510	2,510

Comprehensive loss						$(20,605)

Preferred share dividends	—	—	—	(1,275)	(1,275)
Share-based compensation	—	787	—	—	787

Balance at March 31, 2006	$146,994	$708,089	$(66,757)	$(316,516)	$471,810

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statement Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “the Company” and “it”) and the results of operations for the periods presented. Because of the seasonal nature of Terra’s operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K to Shareholders.

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

The following table provides a reconciliation between basic and diluted income (loss) per share for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in thousands, except per-share amounts)	2007	2006

Basic income (loss) per share computation:
Income (loss) from continuing operations	$7,210	$(23,991)
Less: Preferred share dividends	(1,275)	(1,275)

Income (loss) available to common shareholders	$5,935	$(25,266)

Weighted average shares outstanding	91,860	93,870

Basic income (loss) per common share	$0.06	$(0.27)

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$5,935	$(25,266)
Add: Preferred share dividends	—	—

Income (loss) available to common shareholders and assumed conversions	$5,935	$(25,266)

Weighted average shares outstanding	91,860	93,870
Add incremental shares from assumed conversions:
Preferred shares	—	—
Nonvested stock	607	—
Common stock warrants	2,610	—
Common stock options	181	—

Dilutive potential common shares	95,258	93,870

Diluted income (loss) per common share	$0.06	$(0.27)

For the three-month periods ended March 31, 2006, common stock options totaling 0.1 million shares were excluded from the computation of diluted income per share because the exercise prices of these options exceeded the average market price of the Company’s stock for the respective periods, and the effect of their inclusion would have been antidilutive.
For the three-month periods ending March 31, 2007 and 2006, 120,000 preferred shares were excluded from the computation of diluted earnings per share. These preferred shares were antidilutive using the if-converted method.

3.	Inventories

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006

Raw materials	$20,694	$26,583	$17,371
Supplies	55,445	54,542	54,077
Finished goods	156,715	129,892	138,007

Total	$232,854	$211,017	$209,455

Inventory is valued at actual first in — first out cost. Costs include raw material, labor and overhead.

4.	Derivative Financial Instruments

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
Terra may also use a collar structure where it will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes Terra to large price increases. At March 31, 2007 there were no collars outstanding.
The following summarizes open natural gas derivative contracts at March 31, 2007 and 2006 and December 31, 2006:

	Other	Other
	Current	Current	Deferred	Net
(in thousands)	Assets	Liabilities	Taxes	Asset (Liability)

March 31, 2007	$11,037	$(3,949)	$(1,474)	$5,614
December 31, 2006	4,731	(22,591)	6,373	(11,487)
March 31, 2006	6,307	(16,686)	1,363	(9,016)
Certain derivatives outstanding at March 31, 2007 and 2006, which settled during April 2007 and 2006, respectively, are included in the position of open natural gas derivatives in the table above. The April 2007 derivatives settled for an approximate $1.0 million gain. All open derivatives will settle during the next 12 months.
At March 31, 2007, the Company determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $2.9 million to cost of sales for the three-month period ending March 31, 2007. Derivatives outstanding at March 31, 2006 included a loss of $6.4 million that was recorded as an ineffective position and a charge to cost of sales for the three-month period ending March 31, 2006.
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
The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended March 31, 2007 and 2006 follows:

	Three Months Ended
	March 31,
	2007		2006
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated gain (loss)	$(18,210)	$(11,836)	$(7,886)	$(5,109)
Reclassification into earnings	2,727	1,773	(30,939)	(20,151)
Net increase in market value	19,693	12,799	34,863	22,661

Ending accumulated gain (loss)	$4,210	$2,736	$(3,962)	$(2,599)

At times, the Company also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At March 31, 2007, the Company had no open contracts covering nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three-month period ending March 31, 2007, the Company recognized a loss of $0.9 million on nitrogen forward derivative instruments. For the three-month period ending March 31, 2006, there were no gains or losses on nitrogen forward derivative instruments.

5.	Unrecognized Tax Benefit

The Company adopted the provision of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty to Income Taxes” (FIN 48), on January 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards.

The primary jurisdictions in which the Company or one of its subsidiaries files income tax returns are the United States, Canada and the United Kingdom. In most United States jurisdictions, the Company has significant net operating loss (“NOL”) carryforwards that date back to 1999 and will remain subject to examination by tax authorities as those NOL positions may be used to offset future taxable earnings. For jurisdictions in Canada and the United Kingdom, income tax returns remain subject to examination by tax authorities for calendar years beginning in 2001 and 2005, respectively.

The adoption of FIN 48 had no impact on the Company's financial statements. The Company’s other liabilities include an unrecognized tax benefit of $33.5 million at March 31, 2007, which had been previously recognized under FASB Statement No. 5 "Accounting for Contingencies" or FASB Statement No. 109 "Accounting for Income Taxes." There were no changes in unrecognized tax positions during the period, and there are no expected changes in the next twelve months. If recognized, the $33.5 million of unrecognized tax benefit would have an impact on the effective tax rate.

When applicable, the Company recognizes interest accrued and penalties related to unrecognized tax benefits in income taxes on the statement of operations. Due to the Company’s NOL carryforward position, no interest or penalties were recognized at March 31, 2007.

6.	Other Liabilities

Other liabilities consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006

Deferred income taxes	$37,758	$63,851	$51,075
Unrecognized tax benefit	33,560	—	—
Long-term medical and closed facilities reserve	23,323	23,206	24,139
Other	31,422	16,982	16,021

	$126,063	$104,039	$91,235

7.	Equity Investments

Terra’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s nitrogen plant. These investments were $166.7 million at March 31, 2007. Terra includes the net earnings of these investments as an element of income from operations since the investees’ operations provide additional capacity to Terra.

The combined results of operations and financial position of Terra’s equity method investments are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Condensed income statement information:
Net sales	$29,363	$54,668

Net income	$7,112	$16,282

Terra’s equity in earnings of unconsolidated affiliates	$5,617	$8,141

	March 31,	March 31,
(in thousands)	2007	2006

Condensed balance sheet information:
Current assets	$53,018	$61,501
Long-lived assets	204,146	204,268

Total assets	$257,164	$265,769

Current liabilities	$25,356	$35,045
Long-term liabilities	—	—
Equity	231,808	230,724

Total liabilities and equity	$257,164	$265,769

The carrying value of these investments at March 31, 2007 was $50.8 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years. Terra’s equity in earnings of unconsolidated subsidiaries is different than its ownership interest in income reported by the unconsolidated subsidiaries due to different accounting policies, deferred profits on intergroup transactions and amortization of basis differences.
Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the three-month period ending March 31, 2007, Terra purchased approximately $22.2 million of ammonia from PLNL. During the 2007 first quarter, PLNL performed a turnaround, resulting in lower production levels and consequently, lower purchases by the Company. During the first three months of 2006, Terra purchased approximately $31.5 million of ammonia from PLNL.

During the first three months of 2007 there were no cash distributions from any of the Company’s investments. During the first three months of 2006, there were $17.5 million of distributions from PLNL to the Company. The total distributions from all investments were $17.9 million for the three-month periods ended March 31, 2006.

8.	Long-term Debt and Capital Lease Obligation

Long-term debt and capital lease obligations consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006

Unsecured Senior Notes, 7.0% due 2017	$330,000	$—	$—
Secured Senior Notes, 12.875% due 2008	—	200,000	200,000

Second Priority Senior Secured Notes, 11.5%, due 2010	2,500	131,300	131,300
Other	—	1	12

Total long-term debt and capital lease obligations	332,500	331,301	331,312
Less current maturities	2,500	1	12

Total long-term debt and capital lease obligations	$330,000	$331,300	$331,300

In January 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. Fees and expenses of the transaction totaled $5.4 million. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors. The Indenture governing these notes contains covenants that limit, among other things, the Company’s ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make certain investments, sell any of the Company’s principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to us, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of the Company’s assets or merge with or into other companies, and reduce our insurance coverage. In addition, the Company is obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type. Offering proceeds were used to repurchase the Company’s 12.875% Senior Secured Notes and 11.5% Second Priority Secured Notes pursuant to a tender offer.
Both the 12.875% Senior Secured Notes and 11.5% Second Priority Secured Notes were repurchased pursuant to a tender offer. Following completion of the tender offer, $2.5 million face value of 11.5% Secured Notes were not tendered and remained outstanding at March 31, 2007. On April 2, 2007, Terra Capital, Inc. (TCAPI) exercised its right to redeem the remaining bonds effective June 1, 2007. On April 2, 2007, sufficient proceeds were deposited with the trustee of the 11.5% Secured Notes to defease the bonds and allow remaining liens to be released.
As a result of the Company’s debt refinancing the Company incurred costs of approximately $31.9 million for tender premiums, and approximately $2.1 million for make-whole payments and administrative expenses. In addition, the Company recognized approximately $4.7 million of expense related to deferred fees on the bonds that were repaid. In connection with the new bond offering the Company paid approximately $5.4 million for fees and administrative costs.

In the first quarter of 2007, the Company amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility is secured by substantially all of the assets of the Company. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of the Company’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at the Company’s option, a London Interbank Offered Rate (LIBOR). At March 31, 2007, the LIBOR rate was 3.86%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at March 31, 2007. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At March 31, 2007, the Company had no outstanding revolving credit borrowings and $16.6 million in outstanding letters of credit. The $16.6 million in outstanding letters of credit reduced the Company’s borrowing availability to $183.4 million at March 31, 2007. The credit facilities require that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If the Company’s borrowing availability falls below $60 million, the Company is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

9.	Pension Plans

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

The estimated components of net periodic pension expense follow:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Service cost	$748	$744
Interest cost	6,231	5,888
Expected return on plan assets	(6,056)	(5,394)
Amortization of prior service cost	(9)	(7)
Amortization of actuarial loss	1,409	1,408
Termination charge	123	291

Pension Expense	$2,446	$2,930

Cash contributions to the defined benefit pension plans for the three months ended March 31, 2007 and 2006 were $8.9 million and $1.7 million, respectively.

In the 2006 third quarter, the Pension Protection Act (PPA) was signed into law. Beginning in 2008, the PPA requires the Company’s qualified pension plans to meet a funding target over seven years. Annual cash funding is expected to equal the value of benefits accrued during the year plus one-seventh of any under-funded amount.

Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company contributions to these plans for the three-month periods ending March 31, 2007 and 2006 totaled $1.2 million and $1.5 million, respectively.

Terra provides health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

10.	Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net (loss) income. Terra’s accumulated other comprehensive income (loss) is comprised of (a) adjustments that result from translation of Terra’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in Terra’s financial statements, (c) the offset to the fair value of derivative assets and liabilities (that qualify as hedged relationships) recorded on the balance sheet, and (d) pension and post-retirement benefit liabilities adjustments.

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2007 and 2006 follow:

	Foreign
	Currency		Pension and Post-
	Translation	Fair Value of	Retirement Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance January 1, 2007	$24,518	$(11,836)	$(76,421)	$(63,739)
Change in foreign translation adjustment	817	—	—	817
Reclassification to earnings	—	1,773	—	1,773
Change in fair value of derivatives	—	12,799	—	12,799

Balance March 31, 2007	$25,335	$2,736	$(76,421)	$(48,350)

Balance January 1, 2006	$(9,100)	$(5,109)	$(55,934)	$(70,143)
Change in foreign translation adjustment	876	—	—	876
Reclassification to earnings	—	(20,151)	—	(20,151)
Change in fair value of derivatives	—	22,661	—	22,661

Balance March 31, 2006	$(8,224)	$(2,599)	$(55,934)	$(66,757)

11.	Industry Segment Data

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

The following summarizes operating results by business segment:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Revenues — Nitrogen Products	$487,099	$396,371
— Methanol	12,531	1,373
— Other	2,656	1,176

Total revenues	$502,286	$398,920

Income (loss) from operations
— Nitrogen Products	$64,061	$(24,987)
— Methanol	788	(2,792)
— Other	(179)	(387)

Income (loss) from operations	$64,670	$(28,166)

The following summarizes geographic revenues information:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

United States	$398,546	$307,364
Canada	13,873	16,323
United Kingdom	89,867	75,233

	$502,286	$398,920

12.	Commitments and Contingencies

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

The Company has entered into natural gas supply agreements through December 31, 2007 for approximately 47.6 million MMBtu’s. As of March 31, 2007, these natural gas commitments were $1.9 million above the respective index prices.

13.	Share Information

On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. Purchases may be commenced or suspended at any time without notice. In 2006 there were 2.7 million shares repurchased which resulted in a balance of 6.8 million shares available for repurchase under the program. There were no stock repurchases during the first quarter of 2007.

14.	New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective for the Company beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS 159 may have on its financial statements.

15.	Guarantor Subsidiaries

The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2012 for March 31, 2007; December 31, 2006; and March 31, 2006 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations and statements of cash flows for the three months ended March 31, 2007 and 2006 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi, and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries.

Consolidating Balance Sheet as of March 31, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$1	$124,896	$—	$108,415	$(2)	$233,310
Accounts receivable, net	—	—	89,668	106,642	(1)	196,309
Inventories	—	—	113,286	125,653	(6,085)	232,854
Other current assets	7,460	37	11,194	8,644	(668)	26,667

Total current assets	7,461	124,933	214,148	349,354	(6,756)	689,140

Property, plant and equipment, net	—	34	370,873	337,736	2	708,645
Equity investments	—	—	11,544	155,202	—	166,746
Intangible assets, other assets and deferred plant turnaround costs	(1,839)	8,851	19,614	50,464	(11,359)	65,731

Investments in and advanced to (from) affiliates	690,275	276,800	1,675,902	394,957	(3,037,934)	—

Total assets	$695,897	$410,618	$2,292,081	$1,287,713	$(3,056,047)	$1,630,262

Liabilities
Accounts payable	$21	$—	$60,456	$70,094	$1	$130,572
Accrued expenses and other current liabilities	14,319	5,894	221,102	86,913	(129,179)	199,049

Total current liabilities	14,340	5,894	281,558	157,007	(129,178)	329,621

Long-term debt and capital lease obligations	—	330,000	—	—	—	330,000
Pension and other liabilities	128,538	(171)	(104,736)	171,341	55,758	250,730
Minority interest	—	19,304	79,545	—	1	98,850

Total liabilities and minority interest	142,878	355,027	256,367	328,348	(73,419)	1,009,201

Preferred stock	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	145,192	—	73	49,709	(49,782)	145,192
Paid-in capital	694,621	150,218	2,035,412	1,274,009	(3,459,639)	694,621
Accumulated other comprehensive income (loss) compensation	(77,432)	—	—	14,031	15,051	(48,350)
Retained earnings (deficit)	(325,162)	(94,627)	229	(378,384)	511,742	(286,202)

Common shareholders’ equity	437,219	55,591	2,035,714	959,365	(2,982,628)	505,261

Total liabilities and minority interest, preferred stock and common shareholders equity	$695,897	$410,618	$2,292,081	$1,287,713	$(3,056,047)	$1,630,262

Consolidating Statement of Operations for the three months ended March 31, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$242,091	$257,539	$—	$499,630
Other revenues	—	—	1,947	708	1	2,656

Total revenues	—	—	244,038	258,247	1	502,286

Cost and Expenses
Cost of sales	—	—	227,160	211,764	(12,748)	426,176
Selling, general and administrative expenses	531	(2,291)	918	5,152	12,747	17,057
Equity in the (earnings) loss of subsidiaries	45,796	(73,344)	(6,147)	(13,741)	41,819	(5,617)

Total cost & expenses	46,327	(75,635)	221,931	203,175	41,818	437,616

Income (loss) from operations	(46,327)	75,635	22,107	55,072	(41,817)	64,670
Interest income	—	572	1,769	546	—	2,887
Interest expense	(465)	(8,330)	(4)	45	(155)	(8,909)
Loss on debt	—	(38,662)	—	—	—	(38,662)

Income (loss) before income taxes and minority interest	(46,792)	29,215	23,872	55,663	(41,972)	19,986
Income tax benefit	(4,914)	—	—	774	—	(4,140)
Minority interest	—	(1,667)	(6,970)	—	1	(8,636)

Net income	$(51,706)	$27,548	$16,902	$56,437	$(41,971)	$7,210

Consolidating Statement of Cash Flows for the three months ended March 31, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(51,706)	$27,548	$16,902	$56,437	$(41,971)	$7,210
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	20,964	5,678	—	26,642
Deferred income taxes	—	—	—	7,273		7,273
Minority interest in earnings	—	803	7,833	—	—	8,636
Distributions in excess of (less than) equity earnings	68,102	70,678	(5,617)	25,666	(164,446)	(5,617)
Non-cash loss on derivatives	—	—	1,830	(4,336)	(326)	(2,832)
Share-based compensation	3,085	—	—	—	(217)	2,868
Amortization of intangible and other assets	—	—	2,341	—	—	2,341
Non-cash loss on early retirement	—	4,662	—	—	—	4,662
Change in operating assets and liabilities	(65,338)	576	2,651	117,646	(27,130)	28,405

Net Cash Flows from Operating Activities	(45,857)	104,267	46,904	208,364	(234,090)	79,588

Investing Activities
Purchase of property, plant and equipment	—	(34)	(1,796)	(4,940)	34	(6,736)
Plant turnaround expenditures	—	—	(7,511)	(1,157)	(174)	(8,842)

Net Cash Flows from Investing Activities	—	(34)	(9,307)	(6,097)	(140)	(15,578)

Financing Activities
Issuance of debt	—	330,000	—	—	—	330,000
Principal payments under borrowing arrangements	—	(331,300)	(1)	—	2,501	(328,800)
Payments for debt issuance costs	—	(5,429)	—	—	—	(5,429)
Proceeds from options	61	—	—	—	215	276
Preferred share dividends paid	(1,275)	—	—	—	—	(1,275)
Change in investments and advances from (to) affiliates	47,071	(73,344)	(33,122)	(172,119)	231,514	—
Distributions to minority interests	—	—	(4,474)	—	—	(4,474)

Net Cash Flows from Financing Activities	45,857	(80,073)	(37,597)	(172,119)	234,230	(9,702)

Effect of Foreign Exchange Rate on Cash	—	—	—	(15)	—	(15)

Increase (decrease) in Cash and Cash Equivalents	—	24,160	—	30,133	—	54,293

Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Year	$1	$124,896	$—	$108,415	$(2)	$233,310

Consolidating Balance Sheet for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$100,736	$—	$78,282	$(2)	$179,017
Accounts receivable, net	—	—	75,466	123,325	—	198,791
Inventories	—	—	84,924	117,958	8,135	211,017
Other current assets	3,166	1,319	12,918	18,355	(4,078)	31,680

Total current assets	3,167	102,055	173,308	337,920	4,055	620,505

Property, plant and equipment, net	—	—	381,987	338,912	(2)	720,897
Equity investments	—	—	10,710	153,389	—	164,099
Deferred plant turnaround costs, intangible and other assets	(1,839)	7,582	22,117	39,351	1	67,212
Investments in and advances to (from) affiliates	758,377	347,478	1,622,696	422,436	(3,150,987)	—

Total Assets	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Liabilities
Accounts payable	$109	$—	$63,634	$92,750	$—	$156,493
Accrued and other liabilities	28,119	5,927	61,782	62,354	(5,228)	152,954

Total current liabilities	28,228	5,927	125,416	155,104	(5,228)	309,447

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Pension and other liabilities	188,246	—	7,386	45,060	(2,209)	238,483
Minority interest	—	18,501	76,186	—	—	94,687

Total liabilities and minority interest	216,474	355,728	208,988	200,164	(7,437)	973,917

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	144,975	—	73	49,709	(49,781)	144,976
Paid in capital	693,895	150,218	2,007,811	1,246,129	(3,404,157)	693,896
Accumulated other comprehensive income (loss)	(92,187)	—	6,373	30,828	(8,753)	(63,739)
Retrained earnings (deficit)	(319,252)	(48,831)	(12,427)	(234,822)	323,195	(292,137)

Total stockholders’ equity	427,431	101,387	2,001,830	1,091,844	(3,139,496)	482,996

Total liabilities and stockholders’ equity	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Consolidating Balance Sheet as of March 31, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$1	$(27,962)	$72,023	$47,950	$(1)	$92,011
Accounts receivable, net	—	—	35,267	97,997	—	133,264
Inventories	—	—	67,046	135,850	6,559	209,455
Other current assets	3,675	2,804	10,588	9,677	—	26,744

Total current assets	3,676	(25,158)	184,924	291,474	6,558	461,474

Property, plant and equipment, net	—	—	268,163	460,310	2	728,475
Equity method investments	—	—	—	172,702	—	172,702
Intangible assets, other assets and deferred plant turnaround costs	—	9,778	5,476	49,707	(2)	64,959
Investments in and advanced to (from) affiliates	757,256	583,061	1,379,180	480,795	(3,200,292)	—

Total assets	$760,932	$567,681	$1,837,743	$1,454,988	$(3,193,734)	$1,427,610

Liabilities
Accounts payable	$18	$—	$24,383	$53,144	$1	$77,546
Accrued expenses and other current liabilities	1,212	96,550	39,754	61,192	(70,520)	128,188

Total current liabilities	1,230	96,550	64,137	114,336	(70,519)	205,734

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Pension and other liabilities	148,401	(168)	10,549	52,523	(1)	211,304
Minority interest	—	17,934	73,728	—	—	91,662

Total liabilities and minority interest	149,631	445,616	148,414	166,859	(70,520)	840,000

Preferred stock	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	146,994	—	73	49,709	(49,782)	146,994
Paid-in capital	714,873	150,218	1,797,069	1,529,005	(3,483,076)	708,089
Accumulated other comprehensive income (loss) compensation	(68,711)	—	—	17,370	(15,416)	(66,757)
Retained earnings (deficit)	(297,655)	(28,153)	(107,813)	(307,955)	425,060	(316,516)

Common shareholders’ equity	495,501	122,065	1,689,329	1,288,129	(3,123,214)	471,810

Total liabilities and minority interest, preferred stock and common shareholders equity	$760,932	$567,681	$1,837,743	$1,454,988	$(3,193,734)	$1,427,610

Consolidating Statement of Operations for the three months ended March 31, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$114,939	$282,804	$1	$397,744
Other revenues	—	—	1,790	(614)	—	1,176

Total revenues	—	—	116,729	282,190	1	398,920

Cost and Expenses
Cost of sales	—	—	136,529	293,574	(6,586)	423,517
Selling, general and administrative expenses	525	(1,842)	1,539	5,227	6,261	11,710
Equity in the (earnings) loss of subsidiaries	(9,175)	(2,097)	—	(31,454)	34,585	(8,141)

Total cost & expenses	(8,650)	(3,939)	138,068	267,347	34,260	427,086

Income (loss) from operations	8,650	3,939	(21,339)	14,843	(34,259)	(28,166)
Interest income	—	570	1,607	1,014	(1,607)	1,584
Interest expense	(465)	(11,702)	(2)	(1,705)	2,102	(11,772)

Income (loss) before income taxes and minority interest	8,185	(7,193)	(19,734)	14,152	(33,764)	(38,354)
Income tax benefit	10,762	—	—	3,004	—	13,766
Minority interest	—	115	481	—	1	597

Net (loss) income	$18,947	$(7,078)	$(19,253)	$17,156	$(33,763)	$(23,991)

Consolidating Statement of Cash Flow for the three months ended March 31, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$18,947	$(7,078)	$(19,253)	$17,156	$(33,763)	$(23,991)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	8,785	17,184	313	26,282
Deferred income taxes	—	—	—	(13,766)	—	(13,766)
Minority interest in earnings	—	(115)	(480)	—	(2)	(597)
Distributions in excess (less than) equity earnings	9,175	2,097	—	(15,173)	12,041	8,140
Non-cash loss on derivatives	—	—	2,780	3,081	—	5,861
Share-based compensation	1,397	—	—	—	(1)	1,396
Change in operating assets and liabilities	(1,146)	15,944	6,045	80,376	(82,161)	19,668

Net Cash Flows from Operating Activities	28,373	10,848	(2,123)	88,858	(103,573)	22,383

Investing Activities
Purchase of property, plant and equipment	—	—	(1,725)	(10,458)	79	(12,104)
Plant turnaround expenditures	—	—	(82)	(11,386)	1	(11,467)
Distributions received from unconsolidated affiliates	—	—	—	1,594	—	1,594
Restricted cash	—	—	8,595	—	—	8,595

Net Cash Flows from Investing Activities	—	—	6,788	(20,250)	80	(13,382)

Financing Activities
Principal payments under borrowing arrangements	—	—	(14)	(12)	—	(26)
Preferred share dividends paid	(1,275)	—	—	—	—	(1,275)
Change in investments and advances from (to) affiliates	(27,098)	(50,318)	—	(26,077)	103,493	—

Net Cash Flows from Financing Activities	(28,373)	(50,318)	(14)	(26,089)	103,493	(1,301)

Effect of Foreign Exchange Rate on Cash	—	—	—	(2,055)	—	(2,055)

Increase (decrease) in Cash and Cash Equivalents	—	(39,470)	4,651	40,464	—	5,645

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Year	$1	$(27,962)	$72,023	$47,950	$(1)	$92,011

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
Imports, most of which are produced at facilities with access to fixed-price natural gas supplies, account for a significant portion of U.S. nitrogen product supply. The natural gas costs of imported products have been and could continue to be substantially lower than the delivered cost of natural gas to Terra’s facilities. Off-shore producers are most competitive in regions close to the point of entry for imports, including the Gulf Coast and East Coast of North America. During the period December 2006 to February 2007 import volume to the United States declined by 17 percent compared to the similar period in the proceeding year.
During the three-month period ending March 31, 2007, Terra’s manufacturing plants operated at approximately 88 percent of capacity, compared to 65 percent of capacity in 2006. Terra’s North America plant operating rates improved to 97 percent of capacity from 72 percent in 2006 as the result of increased demand and lower natural gas costs. Terra’s U.K. plant operating rates improved to 50 percent of capacity from 27 percent in 2006 at the result of lower natural gas costs.
Terra’s sales volumes depend primarily on its plants’ operating rates. The Company also purchases product from other manufacturers and importers for resale; however, historic gross margins on these volumes have not been significant. Profitability and cash flows from Terra’s nitrogen products business are affected by the Company’s ability to manage its costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting Terra’s nitrogen products results include the level of planted acres, transportation costs, weather conditions (particularly during the planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties” sections of Terra’s 2006 Form 10-K filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2007 COMPARED WITH
QUARTER ENDED MARCH 31, 2006
Consolidated Results
Terra reported net income of $7.2 million for the 2007 first quarter compared with 2006 net loss of $24.0 million. The net income increase is primarily due to higher sales volume and prices, offset in part by $38.7 million, pretax, of 2007 losses on early retirement of debt. The 2006 first quarter net loss was primarily due to high natural gas costs, which reached unprecedented levels following late-2005 hurricanes in North America.
Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s methanol manufacturing plant.
Total revenues and income (loss) from operations by segment for the three-month periods ended March 31, 2007 and 2006 follow:

(in thousands)	2007	2006

REVENUES:
Nitrogen Products	$487,099	$396,371
Methanol	12,531	1,373
Other	2,656	1,176

	$502,286	$398,920

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$64,061	$(24,987)
Methanol	788	(2,792)
Other	(179)	(387)

	$64,670	$(28,166)

Nitrogen Products
Volumes and prices for the three-month periods ended March 31, 2007 and 2006 were:
VOLUMES AND PRICES

	2007		2006
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	420	$330	400	$363
Nitrogen solutions	1,074	$161	705	$157
Urea	32	$298	38	$297
Ammonium nitrate	318	$225	224	$225

*After deducting outbound freight costs
Nitrogen products segment revenues for the quarter ended March 31, 2007 increased $90.7 million, or 23%, compared with the same 2006 quarter primarily due to higher nitrogen solutions sales volumes and higher prices for nitrogen solutions, offset by lower prices for ammonia. The volume increase is due to improved demand for nitrogen products. The increased demand is primarily due to higher corn prices that are projected to increase planted corn acres as compared to 2006.
Operating income for the 2007 first quarter was $64.1 million, which was $89.1 million more than the $25.0 million loss in the 2006 first quarter. Higher first quarter sales volumes and a reduction in costs increased operating income approximately $21.3 million and $81.2 million, respectively. Cost reductions were principally related to lower natural gas costs and higher production rates than during the 2006 first quarter. These improvements were offset by an $8.0 million decrease in average sales prices and a $5.3 million increase to selling, general and administrative expenses.
Methanol
For the three months ended March 31, 2007 and 2006, the Methanol segment had revenues of $12.5 million and $1.4 million, respectively. In the 2006 first quarter, approximately 0.2 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 10.1 million gallons of methanol sold in the 2007 first quarter. The Company curtailed production in the first quarter of 2006 as a result of low demand due to high prices caused by unprecedented natural gas prices.
The methanol segment had operating income of $0.8 million for the 2007 first quarter compared to operating loss of $2.8 million for the 2006 first quarter. The increase in operating income was primarily due to the increased sales volumes, as discussed above.
Selling, General and Administrative (SGA) Expense
The first quarter 2007 SGA expense increased $5.3 million to $17.1 million as compared to the 2006 first quarter. The increase is primarily due to expenses associated with share-based compensation, incentive plans and higher professional fees related to a potential U.K. joint venture.
Equity in Earnings of Unconsolidated Affiliates
Equity in earnings of unconsolidated affiliates decreased $2.5 in the 2007 first quarter as compared to the 2006 first quarter. The decrease is primarily due to lower operating rates in the first quarter 2007 related to a plant turnaround at Point Lisas Nitrogen Limited in Trinidad.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2007 and 2006 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the third quarter 2006 were recorded based on the estimated effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rates were 36.5% and 36.0% in the quarters ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $233.3 million at March 31, 2007. Terra’s primary uses of cash are to fund its working capital requirements, make payments on its debt and other obligations and fund plant turnarounds and capital expenditures. The principle sources of these cash outlays will be cash flow from operations, cash on hand and borrowings under available bank facilities.
Net cash provided by operations in the first three months of 2007 was $79.6 million, composed of $51.2 million of cash provided from operating activities and $28.4 million from working capital changes. First quarter changes to current assets and liabilities represented seasonal fluctuations to working capital balances. These changes included an increase in customer deposits of $59.0 million, offset by an increase in inventory of $21.8 million and a decrease in accounts payable of $25.9 million. The customer deposits related to prepaid orders that are expected to be fulfilled during the 2007 second quarter. The inventory increases were primarily due to the build up for the spring application season. The changes in accounts payable represented the timing of payments made to vendors. Operating cash flows include $13.8 million of deferred long-term revenues.
During the first three months, Terra funded plant and equipment purchases of $6.7 million primarily for replacement or stay-in-business capital needs. Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant, generally every two years. Terra funded $8.8 million of plant turnaround costs in the first three months of 2007.
The total distributions from the Company’s equity-method investments were $17.9 million for the three-month period ended March 31, 2006. There were no distributions in 2007.
In April 2006, the Board of Directors authorized the Company to repurchase a maximum of 10%, or 9,516,817 shares, of its outstanding common stock on the open market in private transactions or otherwise. There were no repurchases during the first quarter of 2007.
The Company paid dividends on the outstanding preferred stock of $1.3 million for the three-month periods ending March 31, 2007 and 2006, respectively.
Distributions paid to the minority TNCLP common unit holders in the first three months of 2007 and 2006 were $4.5 million and there were no distributions in the first quarter of 2006. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.
In January 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. Fees and expenses of the transaction totaled $5.4 million. These notes and guarantees are unsecured and will rank equal in right of payment with any future senior obligations of such guarantors.
Both the 12.875% Senior Secured Notes and 11.5% Second Priority Secured Notes were repurchased pursuant to a tender offer. Following completion of the tender offer, $2.5 million face value of 11.5% Secured Notes were not tendered and remained outstanding at March 31, 2007. On April 2, 2007, Terra Capital, Inc., (“TCAPI”) exercised its right to redeem the remaining bonds effective June 1, 2007. On April 2, 2007, sufficient funds were deposited with the trustee of the 11.5% Secured Notes to defease the bonds and allow remaining liens to be released.
In the first quarter of 2007, the Company amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. There were no outstanding revolving credit borrowings and there were $16.6 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $183.4 million under the facilities. The Company is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Company’s borrowing availability falls below a combined $60 million, the Company is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
The Company’s ability to meet credit facility covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Based on current market conditions for the Company’s finished products and natural gas, the Company anticipates that it will be able to meet its covenants through 2007. If there were to be any adverse changes in the factors discussed above, the Company may need a waiver of its credit facility covenants, of which, there is no assurance that the Company could receive such waivers.
Other than the refinancing of debt, with the issuance of $330 million of 7.0% Senior Notes due 2017, there were no material changes outside the ordinary course of business to the Company’s contractual obligations presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to Terra’s operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. Terra manages its exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. Terra intends to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2006 provides more information as to the types of practices and instruments used to manage risk.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers the Company’s position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at March 31, 2007 to cover approximately 11% of its natural gas requirements for the succeeding twelve months. The Company’s ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.

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
ITEM 1A. RISK FACTORS
There were no significant changes in the Company’s risk factors during the first quarter of 2007 as compared to the risk factors identified in the Company’s 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Company Purchases of Equity Securities
On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. There were no share repurchases during the first quarter of 2007. During 2006, the Company repurchased 2,675,100 shares at an average price of $7.03. The remaining number of shares that the Company is authorized to repurchase is 6,841,717 at March 31, 2007. The following table provides information about the 2007 activity related to the share repurchase program.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicly	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per Share	Programs	Plans or Programs

January 2007	—	$—	2,675,100	6,841,717
February 2007	—	$—	2,675,100	6,841,717
March 2007	—	$—	2,675,100	6,841,717
The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 4.1	Indenture, dated February 2, 2007, by and among Terra Capital, Inc., Terra Industries Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7% Senior Notes due 2017, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated February 5, 2007, is incorporated herein by reference.

Exhibit 4.2	Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 12 7/8% Senior Secured Notes due 2008, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.

Exhibit 4.3	Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010, filed as Exhibit 4.2 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.

Exhibit 10.1	Registration Agreement, dated as of February 2, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated February 5, 2007, is incorporated herein by reference.

Exhibit 10.2	Purchase Agreement, dated as of January 25, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.

Exhibit *31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit *31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit *32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: May 1, 2007	/s/ Francis G. Meyer

Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory