Form 10-Q
period 2007-06-30
TERRA INDUSTRIES INC
filed 2007-07-30
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 23, 2007, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	91,856,667 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,	June 30,
	2007	2006	2006
Assets
Cash and cash equivalents	$286,950	$179,017	$85,243
Accounts receivable, less allowance for doubtful accounts of $422, $333 and $110	242,415	198,791	195,504
Inventories	169,674	211,017	169,865
Other current assets	23,342	31,680	13,194

Total current assets	722,381	620,505	463,806

Property, plant and equipment, net	702,106	720,897	737,883
Equity method investments	165,201	164,099	160,691
Deferred plant turnaround costs, net	41,375	44,558	36,848
Intangible assets, net	4,704	5,645	6,586
Other assets	23,299	17,009	27,657

Total assets	$1,659,066	$1,572,713	$1,433,471

Liabilities
Accounts payable	143,904	156,493	118,580
Customer prepayments	25,166	77,091	13,589
Accrued expenses and other current liabilities	110,390	75,863	62,695

Total current liabilities	279,460	309,447	194,864

Long-term debt and capital lease obligations	330,000	331,300	331,300
Pension liabilities	119,407	134,444	119,900
Other liabilities	157,801	104,039	95,573
Minority interest	105,549	94,687	95,905

Total liabilities and minority interest	992,217	973,917	837,542

Preferred Stock - liquidation value of $120,000	115,800	115,800	115,800

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 91,857; 92,630 and 93,215 outstanding	144,202	144,976	145,044
Paid-in capital	680,819	693,896	696,861
Accumulated other comprehensive loss	(57,149)	(63,739)	(50,241)
Accumulated deficit	(216,823)	(292,137)	(311,535)

Total common shareholders’ equity	551,049	482,996	480,129

Total liabilities and minority interest, preferred stock and common shareholders’ equity	$1,659,066	$1,572,713	$1,433,471

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Product revenues	$691,164	$521,808	$1,190,794	$919,551
Other income	2,651	1,712	5,307	2,888

Total revenues	693,815	523,520	1,196,101	922,439

Costs and Expenses
Cost of sales	536,043	491,170	962,219	914,686
Selling, general and administrative expense	28,194	13,006	45,251	24,716
Equity in loss (earnings) of unconsolidated affiliates	804	(6,880)	(4,813)	(15,021)

Total cost and expenses	565,041	497,296	1,002,657	924,381

Income (loss) from operations	128,774	26,224	193,444	(1,942)
Interest income	3,482	1,824	6,369	3,408
Interest expense	(6,871)	(11,782)	(15,780)	(23,554)
Loss on early retirement of debt	(174)	—	(38,836)	—

Income (loss) before income taxes and minority interest	125,211	16,266	145,197	(22,088)
Income tax (provision) benefit	(40,617)	(5,766)	(44,757)	8,000
Minority interest	(13,939)	(4,243)	(22,576)	(3,647)

Net income (loss)	70,655	6,257	77,864	(17,735)
Preferred share dividends	(1,275)	(1,275)	(2,550)	(2,550)

Net Income (Loss) Available to Common Shareholders	$69,380	$4,982	$75,314	$(20,285)

Basic and diluted income (loss) per share:
Basic	$0.76	$0.05	$0.82	$(0.22)
Diluted	$0.66	$0.05	$0.73	$(0.22)

Basic and diluted weighted average shares outstanding:
Basic	91,496	93,317	91,677	93,592
Diluted	107,294	95,212	107,311	93,592
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net income (loss)	$77,864	$(17,735)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	54,360	52,696
Deferred income taxes	34,981	(8,000)
Minority interest in earnings	22,576	3,647
Distributions in excess of (less than) equity earnings	(3,813)	9,944
Non-cash loss on derivatives	624	1,573
Share-based compensation	13,681	2,317
Amortization of intangible and other assets	4,485	5,165
Non cash loss on early retirement of debt	4,662	—

Changes in operating assets and liabilities:
Accounts receivable	(40,420)	16,200
Inventories	48,192	27,994
Accounts payable and customer prepayments	(65,789)	(49,790)
Other assets and liabilities, net	31,438	(1,928)

Net cash flows from operating activities	182,841	42,083

Investing Activities
Purchase of property, plant and equipment	(13,496)	(26,636)
Plant turnaround expenditures	(20,320)	(22,112)
Distributions received from unconsolidated affiliates	—	9,660
Changes in restricted cash	—	8,595
Proceeds from the sale of property, plant and equipment	—	275

Net cash flows from investing activities	(33,816)	(30,218)

Financing Activities
Issuance of debt	330,000	—
Payments under borrowings arrangements	(331,300)	(30)
Payments for debt issuance costs	(6,398)	—
Preferred share dividends paid	(2,550)	(2,550)
Proceeds from exercise of stock options	406	363
Payments under share repurchase program	(19,211)	(14,428)
Distributions to minority interests	(11,714)	—

Net cash flows from financing activities	(40,767)	(16,645)

Effect of exchange rate changes on cash	(325)	3,657

Increase (decrease) to cash and cash equivalents	107,933	(1,123)
Cash and cash equivalents at beginning of period	179,017	86,366

Cash and cash equivalents at end of period	$286,950	$85,243

See Accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Six Months ended
	June 30
	2007	2006

Supplemental cash flow information:
Interest paid	$472	$21,066
Income tax refunds received	$547	$—
Income taxes paid	$5,198	$1,046

Supplemental schedule of unconsolidated affiliates distributions received:
Equity in earnings of unconsolidated affiliates	$4,813	$15,021
Distribution in excess of (less than) equity earnings	(3,813)	9,944
Distributions received from unconsolidated affiliates	—	9,660

Total cash distributions received from unconsolidated affiliates	$1,000	$34,625

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands)
(unaudited)

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Accumulated		Comprehensive
	Stock	Capital	Loss	Deficit	Total	Income

Balance at January 1, 2007	$144,976	$693,896	$(63,739)	$(292,137)	$482,996

Comprehensive income (loss):
Net income	—	—	—	77,864	77,864	$77,864
Foreign currency translation adjustment	—	—	11,486	—	11,486	11,486
Change in fair value of derivatives, net of taxes of $3,665	—	—	(6,809)	—	(6,809)	(6,809)
Pension and post retirement benefit liabilities	—	—	1,913	—	1,913	1,913

Comprehensive income						$84,454

Preferred share dividends	—	—	—	(2,550)	(2,550)
Exercise of stock options	226	180	—	—	406
Shares purchased and retired under share repurchase program	(1,000)	(18,211)	—	—	(19,211)
Share-based compensation	—	4,954	—	—	4,954

Balance at June 30, 2007	$144,202	$680,819	$(57,149)	$(216,823)	$551,049

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
	Stock	Capital	Loss	Compensation	Deficit	Total	Income

Balance at January 1, 2006	$146,994	$712,671	$(70,143)	$(5,369)	$(291,250)	$492,903

Comprehensive income (loss):
Net loss	—	—	—	—	(17,735)	(17,735)	$(17,735)
Foreign currency translation adjustment	—	—	19,371	—	—	19,371	19,371
Change in fair value of derivatives, net of taxes of $321	—	—	531	—	—	531	531

Comprehensive income							$2,167

Preferred share dividends	—	—	—	—	(2,550)	(2,550)
Exercise of stock options	95	268	—	—	—	363
Shares purchased and retired under share repurchase program	(2,045)	(12,383)	—	—	—	(14,428)
Reclassification for adoption of FAS 123 R	—	(5,369)	—	5,369	—	—
Share-based compensation	—	1,674	—	—	—	1,674

Balance at June 30, 2006	$145,044	$696,861	$(50,241)	$—	$(311,535)	$480,129

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
Revenues are primarily comprised of sales of the Company’s nitrogen- and methanol-based products, including any realized hedging gains or losses related to nitrogen product derivatives, and are reduced by estimated discounts and trade allowances. Revenues also include profit sharing revenue under the Methanex supply contract when the estimated margin on an annualized basis is probable. The Company classifies amounts directly or indirectly billed to its customers for shipping and handling as revenue.
Cost of Sales
Costs of sales are primarily related to manufacturing costs related to the Company’s nitrogen- and methanol-based products, including any realized hedging gains or losses related to natural gas derivatives. The Company classifies amounts directly or indirectly billed for delivery of products to its customers or its terminals as cost of sales.
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

Inventories
Inventories are stated at the lower of average cost or estimated net realizable value. The Company performs a monthly analysis of its inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. The analysis of estimated realizable value is based on customer orders, market trends, and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.
Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activity. The cost of inventories is determined using the first- in, first-out method.
The Company estimates a reserve for obsolescence and excess of its materials and supplies inventory. Inventory is stated net of the reserve.
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

The following table provides a reconciliation between basic and diluted income (loss) per share for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per-share amounts)	2007	2006	2007	2006
Basic income (loss) per share computation:
Income (loss) from continuing operations	$70,655	$6,257	$77,864	$(17,735)
Less: Preferred share dividends	(1,275)	(1,275)	(2,550)	(2,550)

Income (loss) available to common shareholders	$69,380	$4,982	$75,314	$(20,285)

Weighted average shares outstanding	91,496	93,317	91,677	93,592

Basic income (loss) per common share	$0.76	$0.05	$0.82	$(0.22)

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$69,380	$4,982	$75,314	$(20,285)
Add: Preferred share dividends	1,275	—	2,550	—

Income (loss) available to common shareholders and assumed conversions	$70,655	$4,982	$77,864	$(20,285)

Weighted average shares outstanding	91,496	93,317	91,677	93,592
Add incremental shares from assumed conversions:
Preferred shares	12,048	—	12,048	—
Nonvested stock	753	681	681	—
Common stock warrants	2,887	1,042	2,760	—
Common stock options	110	172	145	—

Dilutive potential common shares	107,294	95,212	107,311	93,592

Diluted income (loss) per common share	$0.66	$0.05	$0.73	$(0.22)

For the three- and six-month periods ended June 30, 2006, common stock options totaling 0.1 million shares were excluded from the computation of diluted income per share because the exercise prices of these options exceeded the average market price of the Company’s stock for the respective periods, and the effect of their inclusion would have been antidilutive. For the three-month period ending June 30, 2006, 120,000 preferred shares were excluded from the computation of diluted earnings per share. These preferred shares were antidilutive using the if-converted method.
For the six-month period ended June 30, 2006, all preferred shares, nonvested stock and common stock options were antidilutive because the Company was in a net loss position. As such, these instruments were excluded from the computation of the diluted income (loss) per share for the six-month period ended June 30, 2006.

3.	Inventories
Inventories consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006
Raw materials	$23,187	$26,583	$23,500
Supplies	49,882	54,542	55,517
Finished goods	96,605	129,892	90,848

Total	$169,674	$211,017	$169,865

Inventory is valued at actual first in — first out cost. Costs include raw material, labor and overhead.
4.	Derivative Financial Instruments
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
Terra may also use a collar structure where it will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes Terra to large price increases. At June 30, 2007 there were no collars outstanding.
The following summarizes open natural gas derivative contracts at June 30, 2007 and 2006 and December 31, 2006:

	Other	Other
	Current	Current	Deferred	Net
(in thousands)	Assets	Liabilities	Taxes	Asset (Liability)
June 30, 2007	$2,523	$(30,749)	$10,040	$(18,186)
December 31, 2006	$4,731	$(22,591)	$6,373	$(11,487)
June 30, 2006	$1,347	$(9,984)	$2,455	$(6,182)
Certain derivatives outstanding at June 30, 2007 and 2006, which settled during July 2007 and 2006, respectively, are included in the position of open natural gas derivatives in the table above. The July 2007 derivatives settled for an approximate $5.5 million loss. Substantially all open derivatives will settle during the next 12 months.
At June 30, 2007, the Company determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $0.3 million to cost of sales for the three-month period and a credit of $0.5 million for the six-month period ending June 30, 2007. Derivatives outstanding at June 30, 2006 included a loss of $1.6 million that was recorded as an ineffective position and a charge to cost of sales for the three- and six-months ending June 30, 2006.
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

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended June 30, 2007 and 2006 follows:

	Three Months Ended
	June 30,
	2007		2006
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated gain (loss)	$4,210	$2,736	$(3,962)	$(2,599)
Reclassification into earnings	(2,375)	(1,544)	7,727	4,950
Net change in market value	(30,519)	(19,837)	(10,799)	(6,929)

Ending accumulated gain (loss)	$(28,684)	$(18,645)	$(7,034)	$(4,578)

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the six-month periods ended June 30, 2007 and 2006 follows:

	Six Months Ended
	June 30,
	2007		2006
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated gain (loss)	$(18,210)	$(11,836)	$(7,886)	$(5,109)
Reclassification into earnings	352	229	42,590	27,611
Net change in market value	(10,826)	(7,038)	(41,738)	(27,080)

Ending accumulated gain (loss)	$(28,684)	$(18,645)	$(7,034)	$(4,578)

At times, the Company also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At June 30, 2007, the Company had open contracts covering 45,000 tons of nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and six-month periods ending June 30, 2007, the Company recognized a loss of $1.1 million and $2.0 million, respectively, on nitrogen forward derivative instruments. For the three- and six-month periods ending June 30, 2006, there were no gains or losses on nitrogen forward derivative instruments.
5.	Unrecognized Tax Benefit
The Company adopted the provision of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty to Income Taxes (FIN 48), on January 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.
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

The adoption of FIN 48 had no impact on the Company’s financial statements. The Company’s other liabilities include an unrecognized tax benefit of $33.5 million at June 30, 2007, which had been previously recognized under FASB Statement No. 5 Accounting for Contingencies or FASB Statement No. 109 Accounting for Income Taxes. There were no changes in unrecognized tax positions during the period, and there are no expected changes in the next twelve months. If recognized, the $33.5 million of unrecognized tax benefit would have an impact on the effective tax rate.
When applicable, the Company recognizes interest accrued and penalties related to unrecognized tax benefits in income taxes on the statement of operations. Due to the Company’s NOL carryforward position, no interest or penalties were recognized at June 30, 2007.
6.	Other Liabilities
Other liabilities consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006
Deferred income taxes	$66,186	$63,851	$57,173
Unrecognized tax benefit	33,560	—	—
Long-term medical and closed facility reserve	23,618	23,206	23,679
Other	34,437	16,982	14,721

	$157,801	$104,039	$95,573

7.	Equity Investments
Terra’s investments in companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s nitrogen plant. These investments were $165.2 million at June 30, 2007. Terra includes the net earnings of these investments as an element of income from operations since the investees’ operations provide additional capacity to Terra.
The combined results of operations and financial position of Terra’s equity method investments are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Condensed income statement information:
Net sales	$25,696	$47,197	$55,059	$101,865

Net income	$2,382	$12,199	$9,494	$28,481

Terra’s (loss) equity in earnings of unconsolidated affiliates	$(804)	$6,880	$4,813	$15,021

	June 30,	June 30,
(in thousands)	2007	2006
Condensed balance sheet information:
Current assets	$51,141	$41,210
Long-lived assets	201,217	200,317

Total assets	$252,358	$241,527

Current liabilities	$24,502	$31,929
Long-term liabilities	—	—
Equity	227,856	209,598

Total liabilities and equity	$252,358	$241,527

The carrying value of these investments at June 30, 2007 was $51.3 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years. Terra’s equity in earnings of unconsolidated subsidiaries is different than its ownership interest in income reported by the unconsolidated subsidiaries due to different accounting policies, deferred profits on intergroup transactions and amortization of basis differences.
Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the six-month period ending June 30, 2007, Terra purchased approximately $31.9 million of ammonia from PLNL. During 2007, PLNL performed a turnaround, resulting in lower production levels and consequently, lower purchases by the Company. During the first half of 2006, Terra purchased approximately $55.8 million of ammonia from PLNL.
During the first half of 2007 there were $1.0 million in cash distributions from all of the Company’s equity investments. The total distributions from all investments were $34.6 million for the six-month period ended June 30, 2006.
8.	Long-term Debt and Capital Lease Obligation
Long-term debt and capital lease obligations consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006
Unsecured Senior Notes, 7.0% due 2017	$330,000	$—	$—

Secured Senior Notes, 12.875% due 2008	—	200,000	200,000

Second Priority Senior Secured Notes, 11.5%, due 2010	—	131,300	131,300
Other	—	1	8

Total long-term debt and capital lease obligations	330,000	331,301	331,308
Less current maturities	—	1	8

Total long-term debt and capital lease obligations	$330,000	$331,300	$331,300

In January 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. Fees and expenses of the transaction totaled $6.4 million. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors. The Indenture governing these notes contains covenants that limit, among other things, the Company’s ability to: incur additional debt, pay dividends on common stock of Terra Industries Inc. or repurchase shares of such common stock, make certain investments, sell any of the Company’s principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to us, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of the Company’s assets or merge with or into other companies, and reduce the Company’s insurance coverage. In addition, the Company is obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type. Offering proceeds were used to repurchase the Company’s 12.875% Senior Secured Notes and 11.5% Second Priority Secured Notes pursuant to a tender offer.
Both the 12.875% Senior Secured Notes and 11.5% Second Priority Secured Notes were repurchased pursuant to a tender offer. Following completion of the tender offer, $2.5 million face value of 11.5% Secured Notes were not tendered and remained outstanding at March 31, 2007. The remaining bonds were redeemed on June 1, 2007.
As a result of the Company’s debt refinancing the Company incurred costs of approximately $31.9 million for tender premiums, and approximately $2.2 million for make-whole payments and administrative expenses. In addition, the Company recognized approximately $4.7 million of expense related to deferred fees on the bonds that were repaid. In connection with the new bond offering the Company paid approximately $6.4 million for fees and administrative costs.
In the first quarter of 2007, the Company amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility is secured by substantially all of the assets of the Company. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of the Company’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at the Company’s option, a London Interbank Offered Rate (LIBOR). At June 30, 2007, the LIBOR rate was 5.32%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at June 30, 2007. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.
At June 30, 2007, the Company had no outstanding revolving credit borrowings and $16.5 million in outstanding letters of credit. The $16.5 million in outstanding letters of credit reduced the Company’s borrowing availability to $183.5 million at June 30, 2007. The credit facilities require that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If the Company’s borrowing availability falls below $60 million, the Company is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

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
The estimated components of net periodic pension expense follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Service cost	$748	$744	$1,496	$1,488
Interest cost	6,231	5,888	12,462	11,776
Expected return on plan assets	(6,056)	(5,394)	(12,112)	(10,788)
Amortization of prior service cost	(9)	(7)	(18)	(14)
Amortization of actuarial loss	1,409	1,408	2,818	2,816
Termination charge	123	291	246	582

Pension Expense	$2,446	$2,930	$4,892	$5,860

Cash contributions to the defined benefit pension plans for the three months ended June 30, 2007 and 2006 were $5.7 million and $1.8 million, respectively. Cash contributions to the defined benefit pension plans for the six months ended June 30, 2007 and 2006 were $14.7 million and $3.5 million, respectively.
Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company contributions to these plans for the three-month periods ending June 30, 2007 and 2006 totaled $1.8 million and $1.3 million, respectively. Contributions to these plans for the six-month periods ending June 30, 2007 and 2006 were $3.1 million and $2.8 million, respectively.
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

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2007 and 2006 follow:

	Foreign
	Currency		Pension and Post-
	Translation	Fair Value of	Retirement Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance January 1, 2007	$24,518	$(11,836)	$(76,421)	$(63,739)
Change in pension and post retirement benefit liabilities	—	—	1,913	1,913
Change in foreign translation adjustment	11,486	—	—	11,486
Reclassification to earnings	—	229	—	229
Change in fair value of derivatives	—	(7,038)	—	(7,038)

Balance June 30, 2007	$36,004	$(18,645)	$(74,508)	$(57,149)

Balance January 1, 2006	$(9,100)	$(5,109)	$(55,934)	$(70,143)
Change in foreign translation adjustment	19,371	—	—	19,371
Reclassification to earnings	—	(27,080)	—	(27,080)
Change in fair value of derivatives	—	27,611	—	27,611

Balance June 30, 2006	$10,271	$(4,578)	$(55,934)	$(50,241)

11.	Industry Segment Data
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

The following summarizes operating results by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Revenues
- Nitrogen Products	$680,384	$516,591	$1,167,483	$912,962
- Methanol	10,780	5,217	23,311	6,589
- Other	2,651	1,712	5,307	2,888

Total revenues	$693,815	$523,520	$1,196,101	$922,439

Income (loss) from operations
- Nitrogen Products	$128,241	$29,676	$192,302	$4,689
- Methanol	774	(3,250)	1,562	(6,042)
- Other	(241)	(202)	(420)	(589)

Income (loss) from operations	$128,774	$26,224	$193,444	$(1,942)

The following summarizes geographic revenues information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)			2007	2006
United States	$543,252	$402,821	$941,798	$710,184
Canada	29,413	19,559	43,286	35,882
United Kingdom	121,150	101,140	211,017	176,373

	$693,815	$523,520	$1,196,101	$922,439

12.	Commitments and Contingencies
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
The Company has entered into natural gas supply agreements through December 31, 2007 for approximately 30.5 million MMBtu’s. As of June 30, 2007, these natural gas commitments were $0.8 million above the respective index prices.
13.	Share Information
On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. Purchases may be commenced or suspended at any time without notice. In 2006 there were 2.7 million shares repurchased for an aggregate cost of $18.8 million, which resulted in a balance of 6.8 million shares available for repurchase under the program.

During 2007, the Company repurchases under the stock program were:

(In thousands, except	Number of	Average Price	Total Cost of
average price of shares	Shares	of Shares	Shares
repurchased)	Repurchased	Repurchased	Repurchased
January 2007	—	$—	$—
February 2007	—	—	—
March 2007	—	—	—
April 2007	—	—	—
May 2007	650	18.79	12,220
June 2007	350	19.53	6,991

Total	1,000	$19.20	$19,211

14.	New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, (SFAS 157). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (GAAP); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure and requirements of SFAS 157 are effective for the Company in 2008 first quarter and the Company expects no significant impact from adopting the Standard.
In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective for the Company beginning in the first quarter of 2008. The Company is currently assessing the impact SFAS 159 may have on its financial statements.
15.	Subsequent Events
United Kingdom Joint Venture
On July 11, 2007, the U.K. Competition Commission approved a joint venture planned by Kemira GrowHow Oyj and the Company to combine the fertilizer and associated process chemicals businesses of both companies in the United Kingdom. The approval is conditional upon the divestment of certain processes — which account for less than three percent of sales for the planned joint venture — as well as amendment of certain terms for carbon dioxide supplies.
Kemira GrowHow and the Company will each own a 50% interest in the joint venture, which will include the Kemira GrowHow site at Ince and the Company’s Teeside and Severnside sites. Upon final approval and formation of the joint venture, the Company will account for its 50% interest as an equity investment. The June 30, 2007 book value of net assets to be transferred by the Company to the joint venture approximated $280 million. The joint venture will perform a determination of its fair value shortly after inception. In the event that the Company’s interest in the fair value of the joint venture is less than the Company’s book value of its equity method investment, the Company will be required to write down its equity method investment to fair value and include the write down amount as a charge to net income for the period.

Beaumont Facilities
On July 18, 2007, the Company announced it has executed with Eastman Chemical Company (“Eastman”) an agreement giving Eastman an exclusive and irrevocable option to purchase all the assets of Terra’s Beaumont, Texas facility. Eastman may exercise its option to purchase the Beaumont facility no later than October 1, 2007. Should Eastman elect to exercise its option to purchase the Beaumont assets, that transaction would close on or before January 1, 2009.
As a result of this option agreement, the Company determined that the value of its Beaumont property is impaired. The Company expects to record an estimated $42 million impairment charge for the quarter ended September 30, 2007. The impairment charge reduces Terra’s investment in the Beaumont property to approximately $47 million.
16.	Guarantor Subsidiaries
The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Secured Notes due 2012 for June 30, 2007; December 31, 2006; and June 30, 2006 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations and statements of cash flows for the six months ended June 30, 2007 and 2006 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.
Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi, and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries.

Consolidating Balance Sheet as of June 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$49,114	$176,703	$531,140	$(470,008)	$286,950
Accounts receivable, net	—	—	94,706	147,710	(1)	242,415
Inventories	—	—	90,822	84,175	(5,323)	169,674
Other current assets	2,274	6,900	9,244	11,281	(6,357)	23,342

Total current assets	2,275	56,014	371,475	774,306	(481,689)	722,381

Property, plant and equipment, net	—	—	361,308	340,799	(1)	702,106
Equity method investments	—	—	11,072	154,129	—	165,201
Intangible assets, other assets and deferred plant turnaround costs	(1,839)	8,702	24,216	45,358	(7,059)	69,378
Investments in and advanced to (from) affiliates	679,441	343,352	1,488,733	(212,242)	(2,299,284)	—

Total assets	$679,877	$408,068	$2,256,804	$1,102,350	$(2,788,033)	$1,659,066

Liabilities
Accounts payable	$27	$—	$62,376	$81,501	$—	$143,904
Accrued expenses and other current liabilities	28,819	9,128	60,702	42,582	(5,675)	135,556

Total current liabilities	28,846	9,128	123,078	124,083	(5,675)	279,460

Long-term debt and capital lease obligations	—	330,000	—	—	—	330,000
Pension and other liabilities	153,912	(342)	15,580	53,556	54,502	277,208
Minority interest	—	20,597	84,951	—	1	105,549

Total liabilities and minority interest	182,758	359,383	223,609	177,639	48,828	992,217

Preferred stock — liquidation value of 120,000	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	144,202	—	73	49,709	(49,782)	144,202
Paid-in capital	680,819	150,218	2,006,068	1,244,369	(3,400,655)	680,819
Accumulated other comprehensive income (loss)	(83,135)	—	—	9,018	16,968	(57,149)
Accumulated deficit	(360,567)	(101,533)	27,054	(378,385)	596,608	(216,823)

Common shareholders’ equity	381,319	48,685	2,033,195	924,711	(2,836,861)	551,049

Total liabilities and minority interest, preferred stock and common shareholders equity	$679,877	$408,068	$2,256,804	$1,102,350	$(2,788,033)	$1,659,066

Consolidating Statement of Operations for the three months ended June 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$319,322	$376,307	$(4,465)	$691,164
Other income	—	—	2,203	448	—	2,651

Total revenues	—	—	321,525	376,755	(4,465)	693,815

Cost and Expenses
Cost of sales	300	1,886	276,478	275,828	(18,449)	536,043
Selling, general and administrative expenses	421	(3,433)	7,199	12,653	11,354	28,194
Equity in the (earnings) loss of unconsolidated affiliates	(173,288)	(106,854)	1,059	3,060	276,827	804

Total cost & expenses	(172,567)	(108,401)	284,736	291,541	269,732	565,041

Income (loss) from operations	172,567	108,401	36,789	85,214	(274,197)	128,774
Interest income	—	698	1,788	982	14	3,482
Interest expense	(465)	(6,291)	1	(271)	155	(6,871)
Loss on early retirement of debt	—	(174)	—	—	—	(174)

Income (loss) before income taxes and minority interest	172,102	102,634	38,578	85,925	(274,028)	125,211
Income tax (provision) benefit	(34,220)	—	—	(6,397)	—	(40,617)
Minority interest		—	(2,690)	(11,249)	—	(13,939)

Net income (loss) available to common shareholders	$137,882	$99,944	$27,329	$79,528	$(274,028)	$70,655

Consolidating Statement of Operations for the six months ended June 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$561,413	$633,846	$(4,465)	$1,190,794
Other income	—	—	4,150	1,156	1	5,307

Total revenues	—	—	565,563	635,002	(4,464)	1,196,101

Cost and Expenses
Cost of sales	300	1,886	503,638	487,592	(31,197)	962,219
Selling, general and administrative expenses	952	(5,724)	8,117	17,805	24,101	45,251
Equity in the (earnings) loss of unconsolidated affiliates	(127,492)	(180,198)	(5,088)	(10,681)	318,646	(4,813)

Total cost & expenses	(126,240)	(184,036)	506,667	494,716	311,550	1,002,657

Income (loss) from operations	126,240	184,036	58,896	140,286	(316,014)	193,444
Interest income	—	1,270	3,557	1,528	14	6,369
Interest expense	(930)	(14,621)	(3)	(226)	—	(15,780)
Loss on early retirement of debt	—	(38,836)	—	—	—	(38,836)

Income (loss) before income taxes and minority interest	125,310	131,849	62,450	141,588	(316,000)	145,197
Income tax (provision) benefit	(39,134)	—	—	(5,623)	—	(44,757)
Minority interest	—	(4,357)	(18,219)	—	—	(22,576)

Net income (loss) available to common shareholders	$86,176	$127,492	$44,231	$135,965	$(316,000)	$77,864

Consolidating Statement of Cash Flows for the six months ended June 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$86,176	$127,492	$44,231	$135,965	$(316,000)	$77,864
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	28,432	25,928	—	54,360
Deferred income taxes		34,981	—	—	—	34,981
Minority interest in earnings	—	2,096	20,479	—	1	22,576
Distributions in excess of (less than) equity earnings	78,936	4,126	(3,813)	788,067	(871,129)	(3,813)
Non-cash loss (gain) on derivatives	624	—	—	(342)	342	624
Share-based compensation	13,683	—	—	—	(2)	13,681
Amortization of intangible and other assets	—	—	4,485	—	—	4,485
Non-cash loss on early retirement of debt	—	4,662	—	—	—	4,662
Change in operating assets and liabilities	(68,104)	(2,106)	(36,467)	(192,252)	272,350	(26,579)

Net Cash Flows from Operating Activities	146,296	136,270	57,347	757,366	(914,438)	182,841

Investing Activities
Purchase of property, plant and equipment	—	—	(3,654)	(9,843)	1	(13,496)
Plant turnaround expenditures	—	—	(7,268)	(13,052)	—	(20,320)

Net Cash Flows from Investing Activities	—	—	(10,922)	(22,895)	1	(33,816)

Financing Activities
Issuance of debt	—	330,000	—	—	—	330,000
Payments under borrowing arrangements	—	(331,300)	(1)	—	1	(331,300)
Payments for debt issuance costs	—	(6,398)	—	—	—	(6,398)
Proceeds from exercise of stock options	406	—	—	—	—	406
Preferred share dividends paid	(2,550)	—	—	—	—	(2,550)
Repurchases of TRA stock	(19,211)	—	—	—	—	(19,211)
Change in investments and advances from (to) affiliates	(124,941)	(180,194)	141,993	(281,288)	444,430	—
Distributions to minority interests	—	—	(11,714)	—	—	(11,714)

Net Cash Flows from Financing Activities	(146,296)	(187,892)	130,278	(281,288)	444,431	(40,767)

Effect of Foreign Exchange Rate on Cash	—	—	—	(325)	—	(325)

Increase (decrease) in Cash and Cash Equivalents	—	(51,622)	176,703	452,858	(470,006)	107,933

Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Period	$1	$49,114	$176,703	$531,140	$(470,008)	$286,950

Consolidating Balance Sheet for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$100,736	$—	$78,282	$(2)	$179,017
Accounts receivable, net	—	—	75,466	123,325	—	198,791
Inventories	—	—	84,924	117,958	8,135	211,017
Other current assets	3,166	1,319	12,918	18,355	(4,078)	31,680

Total current assets	3,167	102,055	173,308	337,920	4,055	620,505

Property, plant and equipment, net	—	—	381,987	338,912	(2)	720,897
Equity method investments	—	—	10,710	153,389	—	164,099
Deferred plant turnaround costs, intangible and other assets	(1,839)	7,582	22,117	39,351	1	67,212
Investments in and advances to (from) affiliates	758,377	347,478	1,622,696	422,436	(3,150,987)	—

Total Assets	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Liabilities
Accounts payable	$109	$—	$63,634	$92,750	$—	$156,493
Accrued expenses and other current liabilities	28,119	5,927	61,782	62,354	(5,228)	152,954

Total current liabilities	28,228	5,927	125,416	155,104	(5,228)	309,447

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Pension and other liabilities	188,246	—	7,386	45,060	(2,209)	238,483
Minority interest	—	18,501	76,186	—	—	94,687

Total liabilities and minority interest	216,474	355,728	208,988	200,164	(7,437)	973,917

Preferred stock — liquidation value of 120,000	115,800	—	—	—	—	115,800

Common Shareholders’ equity
Common stock	144,975	—	73	49,709	(49,781)	144,976
Paid in capital	693,895	150,218	2,007,811	1,246,129	(3,404,157)	693,896
Accumulated other comprehensive income (loss)	(92,187)	—	6,373	30,828	(8,753)	(63,739)
Accumulated deficit	(319,252)	(48,831)	(12,427)	(234,822)	323,195	(292,137)

Total stockholders’ equity	427,431	101,387	2,001,830	1,091,844	(3,139,496)	482,996

Total liabilities minority interest, preferred stock and common shareholders’ equity	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Consolidating Balance Sheet as of June 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$(23,653)	$75,791	$33,105	$(1)	$85,243
Accounts receivable, net	—	—	43,674	151,830	—	195,504
Inventories	—	—	47,723	122,007	135	169,865
Other current assets	1,710	36	5,043	6,406	(1)	13,194

Total current assets	1,711	(23,617)	172,231	313,348	133	463,806

Property, plant and equipment, net	—	—	269,030	468,852	1	737,883
Equity method investments	—	—	—	160,691	—	160,691
Intangible assets, other assets and deferred plant turnaround costs	—	9,046	4,543	57,504	(2)	71,091
Investments in and advanced to (from) affiliates	736,627	568,191	1,384,256	510,029	(3,199,103)	—

Total assets	$738,338	$553,620	$1,830,060	$1,510,424	$(3,198,971)	$1,433,471

Liabilities
Debt due within one year	$—	$—	$8	$—	$—	$8
Accounts payable	18	—	31,554	87,008	—	118,580
Accrued expenses and other current liabilities	173	91,340	31,864	28,805	(75,906)	76,276

Total current liabilities	191	91,340	63,426	115,813	(75,906)	194,864

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	—	57,174	—	57,174
Pension and other liabilities	147,261	(337)	9,893	1,482	—	158,299
Minority interest	—	18,753	77,152	—	—	95,905

Total liabilities and minority interest	147,452	441,056	150,471	174,469	(75,906)	837,542

Preferred stock — liquidation value of 120,000	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	145,044	—	73	49,709	(49,782)	145,044
Paid-in capital	696,861	150,218	1,797,069	1,529,005	(3,476,292)	696,861
Accumulated other comprehensive income (loss)	(60,277)	—	—	28,961	(18,925)	(50,241)
Accumulated deficit	(306,542)	(37,654)	(117,553)	(271,720)	421,934	(311,535)

Common shareholders’ equity	475,086	112,564	1,679,589	1,335,955	(3,123,065)	480,129
Total liabilities and minority interest, preferred stock and common shareholders equity	$738,338	$553,620	$1,830,060	$1,510,424	$(3,198,971)	$1,433,471

Consolidating Statement of Operations for the three months ended June 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Net sales	$—	$—	$155,007	$366,801	$—	$521,808
Other income	—	—	1,791	(79)	—	1,712

	—	—	156,798	366,722	—	523,520

Cost and Expenses
Cost of sales	—	—	168,510	342,276	(19,616)	491,170
Selling, general and administrative expenses	482	(2,720)	(3,650)	(1,046)	19,940	13,006
Equity in the (earnings) loss of unconsolidated affiliates	27,853	(37,182)	—	(26,954)	29,403	(6,880)

Total cost and expenses	28,335	(39,902)	164,860	314,276	29,727	497,296

Income (loss) from operations	(28,335)	39,902	(8,062)	52,446	(29,727)	26,224
Interest income	—	480	(1,607)	1,344	1,607	1,824
Interest expense	(465)	(11,884)	3,353	(4,849)	2,063	(11,782)

Income (loss) before income taxes and minority interest	(28,800)	28,498	(6,316)	48,941	(26,057)	16,266
Income tax provision	(7,940)	—	—	2,174	—	(5,766)
Minority interest	—	(819)	(3,424)	—	—	(4,243)

Net (loss) income	$(36,740)	$27,679	$(9,740)	$51,115	$(26,057)	$6,257

Consolidating Statement of Operations for the six months ended June 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$269,946	$649,605	$—	$919,551
Other revenues	—	—	3,581	(693)	—	2,888

Total revenues	—	—	273,527	648,912	—	922,439

Cost and Expenses
Cost of sales	—	—	305,039	635,850	(26,203)	914,686
Selling, general and administrative expenses	1,007	(4,562)	(2,111)	4,181	26,201	24,716
Equity in the (earnings) loss of unconsolidated affiliates	18,678	(39,279)	—	(58,408)	63,988	(15,021)

Total cost & expenses	19,685	(43,841)	302,928	581,623	63,986	924,381

Income (loss) from operations	(19,685)	43,841	(29,401)	67,289	(63,986)	(1,942)
Interest income	—	1,050	—	2,358	—	3,408
Interest expense	(930)	(23,586)	3,351	(6,554)	4,165	(23,554)

Income (loss) before income taxes and minority interest	(20,615)	21,305	(26,050)	63,093	(59,821)	(22,088)
Income tax benefit	2,822	—	—	5,178	—	8,000
Minority interest	—	(704)	(2,943)	—	—	(3,647)

Net (loss) income	$(17,793)	$20,601	$(28,993)	$68,271	$(59,821)	$(17,735)

Consolidating Statement of Cash Flows for the six months ended June 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(17,793)	$20,601	$(28,993)	$68,271	$(59,821)	$(17,735)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	1,464	22,044	34,353	—	57,861
Deferred income taxes	—	—	—	(8,000)	—	(8,000)
Minority interest in earnings	—	704	2,943	—	—	3,647
Distribution in excess of (less than) equity earnings	(18,678)	39,279	—	83,373	(94,030)	9,944
Non-cash loss on derivatives	—	—	1,240	333	—	1,573
Share-based compensation	1,674	—	—	—	643	2,317
Change in operating assets and liabilities	900	12,601	13,939	38,059	(73,023)	(7,524)

Net Cash Flows from Operating Activities	(33,897)	74,649	11,173	216,389	(226,231)	42,083

Investing Activities
Purchase of property, plant and equipment	—	—	(4,286)	(22,350)	—	(26,636)
Plant turnaround expenditures	—	—	(7,045)	(15,067)	—	(22,112)
Distributions received from unconsolidated affiliates	—	—	—	9,660	—	9,660
Changes in restricted cash	—	—	8,595	—	—	8,595
Proceeds from the sale of property, plant and equipment	—	—	—	275	—	275

Net Cash Flows from Investing Activities	—	—	(2,736)	(27,482)	—	(30,218)

Financing Activities
Payments under borrowing arrangements	—	—	(18)	(12)	—	(30)
Preferred share dividends paid	(2,550)	—	—	—	—	(2,550)
Proceeds from exercise of stock options	363	—	—	—	—	363
Payments under share repurchase program	(14,428)	—	—	—	—	(14,428)
Change in investments and advances from (to) affiliates	50,512	(109,810)	—	(166,933)	226,231	—

Net Cash Flows from Financing Activities	33,897	(109,810)	(18)	(166,945)	226,231	(16,645)

Effect of Foreign Exchange Rate on Cash	—	—	—	3,657	—	3,657

Increase (decrease) in Cash and Cash Equivalents	—	(35,161)	8,419	25,619	—	(1,123)

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Period	$1	$(23,653)	$75,791	$33,105	$(1)	$85,243

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2007 COMPARED WITH
QUARTER ENDED JUNE 30, 2006
Consolidated Results
Terra reported net income of $70.7 million for the 2007 second quarter compared with 2006 net income of $6.3 million. The net income increase is primarily due to higher sales volume and prices.
Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s methanol manufacturing plant.
Total revenues and income (loss) from operations by segment for the three-month periods ended June 30, 2007 and 2006 follow:

(in thousands)	2007	2006
REVENUES:
Nitrogen Products	$680,384	$516,591
Methanol	10,780	5,217
Other	2,651	1,712

	$693,815	$523,520

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$128,241	$29,676
Methanol	774	(3,250)
Other	(241)	(202)

	$128,774	$26,224

Nitrogen Products
Volumes and prices for the three-month periods ended June 30, 2007 and 2006 were:
VOLUMES AND PRICES

	2007		2006
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*
Ammonia	568	$347	552	$323
Nitrogen solutions	1,310	$200	1,064	$147
Urea	32	$317	46	$265
Ammonium nitrate	433	$251	332	$226

*	After deducting outbound freight costs
Nitrogen products segment revenues for the quarter ended June 30, 2007 increased $163.8 million, or 32%, compared with the same 2006 quarter primarily due to higher sales volumes and higher prices for nitrogen solutions. The volume and price increases are due to stronger demand for nitrogen products, primarily as a result of increased planted corn acreage as compared to 2006.

Operating income for the 2007 second quarter was $128.2 million, which was $98.5 million more than the $29.7 million income in the 2006 second quarter. Higher second quarter sales volumes and prices increased operating income approximately $27.8 million and $89.6 million, respectively. Cost reductions as the result of higher production rates and lower spending increased operating income by an additional $6.6 million. These improvements were offset by a $7.6 million decrease in equity earnings and a $15.2 million increase to selling, general and administrative expenses. Second quarter equity earnings declined from 2006 due to an extended plant outage and turnaround at the Point Lisas Trinidad nitrogen facility, which resumed normal operating rates during May. Selling, general and administrative expense for the 2007 second quarter increased from the 2006 second quarter, mainly due to the annual and long term compensation and incentive plans.
Methanol
For the three months ended June 30, 2007 and 2006, the Methanol segment had revenues of $10.8 million and $5.2 million, respectively. In the 2007 second quarter, approximately 8.5 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 4.5 million gallons of methanol sold in the 2006 second quarter.
The methanol segment had operating income of $0.8 million for the 2007 second quarter compared to operating loss of $3.3 million for the 2006 second quarter. The increase in operating income was primarily due to the increased sales volumes.
Interest Expense
Interest expense decreased approximately $4.9 million to $6.9 million during the 2007 second quarter as compared to $11.8 million for the 2006 second quarter. The decrease in interest expense was due to the refinancing of debt in January 2007.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2007 and 2006 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the 2007 second quarter were recorded based on the estimated effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rates were 36.5% and 48.0% in the quarters ended June 30, 2007 and 2006, respectively. The 2006 rate of 48% was primarily due to losses in foreign jurisdictions with a lower benefit rate compared to income in the United States with a higher rate. In addition, 2006 permanent differences were a higher percentage of pretax income in both the U.S and foreign jurisdictions.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 2006
Consolidated Results
Terra reported net income of $77.9 million for the 2007 first six months compared with a 2006 net loss of $17.7 million in 2006. The 2007 net income increase is primarily due to higher sales volumes and prices, offset by $38.8 million of 2007 losses on early retirement of debt. The 2006 net loss was primarily related to lower sales volumes as a result of high natural gas costs during 2006.
Total revenues and income (loss) from operations by segment for the six-month period ended June 30, 2007 and 2006 follow:

(in thousands)	2007	2006
REVENUES:
Nitrogen Products	$1,167,483	$912,962
Methanol	23,311	6,589
Other	5,307	2,888

	$1,196,101	$922,439

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$192,302	$4,689
Methanol	1,562	(6,042)
Other	(420)	(589)

	$193,444	$(1,942)

Nitrogen Products
Volumes and prices for the six-month periods ended June 30, 2007 and 2006 are:
VOLUMES AND PRICES

	2007		2006
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*
Ammonia	988	$339	951	$340
Nitrogen solutions	2,384	$182	1,769	$151
Urea	65	$308	84	$280
Ammonium nitrate	752	$240	556	$226

*	After deducting outbound freight costs
Nitrogen products segment revenues for the six months ended June 30, 2007 increased $254.5 million, or 28%, compared with the same 2006 first half primarily due to higher sales volumes for nitrogen solutions and ammonium nitrates, and higher prices for nitrogen products. The volume increase is due to stronger demand for nitrogen products, primarily as a result of increased planted corn acreage as compared to 2006.

The operating income for the 2007 first half was $192.3 million and was $187.6 million more than the $4.7 million operating income in the 2006 first half. Higher 2007 sales volumes, selling prices and cost reductions contributed to operating income increases of $49 million, $81.6 million and $77.1 million, respectively. Cost reductions were principally related to lower natural gas costs and higher production rates than during 2006. These improvements were offset by a $10.2 million decrease in equity earnings and a $20.5 million increase to selling, general and administrative expenses. First half equity earnings declined from 2006 due to an extended plant outage and turnaround at the Point Lisas Trinidad nitrogen facility, which resumed normal operating rates during May. Selling, general and administrative expense for the 2007 first half increased from 2006, mainly due to the annual and long term compensation and incentive plans.
Methanol
For the six months ended June 30, 2007 and 2006, the Methanol segment had revenues of $23.3 million and $6.6 million, respectively. In the 2007 first half, approximately 18.6 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 4.8 million gallons of methanol sold in the 2006 first half.
The methanol segment had an operating income of $1.6 million for the 2007 first half compared to operating loss of $6.0 million for the 2006 first half. The increase in operating income is primarily related to operational efficiencies in 2007 as compared to 2006, which included curtailments during the first quarter due to high natural gas prices.
Interest Expense
Interest expense decreased approximately $7.8 million to $15.8 million during the 2007 first half as compared to $23.6 million for the prior year period due primarily to the refinancing of debt in January of 2007.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2007 and 2006 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the first half of 2007 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 36.5% and 31% in the first half ended June 30, 2007 and 2006, respectively. The increase in the effective rate is due primarily to the losses in 2006 in foreign jurisdictions that had a lower effective rate than the U.S.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $287.0 million at June 30, 2007. Terra’s primary uses of cash are to fund its working capital requirements, make payments on its debt and other obligations and fund plant turnarounds and capital expenditures. The principle sources of these cash outlays will be cash flow from operations, cash on hand and borrowings under available bank facilities.
Net cash provided by operations in the first six months of 2007 was $182.8 million, composed of $209.4 million of cash provided from operating activities less $26.6 million to fund working capital changes. First half changes to current assets and liabilities represented seasonal fluctuations to working capital balances.
During the first six months, Terra funded plant and equipment purchases of $13.5 million primarily for replacement or stay-in-business capital needs. Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant, generally every two years. Terra funded $20.3 million of plant turnaround costs in the first six months of 2007.
In April 2006, the Board of Directors authorized the Company to repurchase a maximum of 10%, or 9,516,817 shares, of its then outstanding common stock on the open market in private transactions or otherwise. During 2007, the Company’s repurchases under its stock buyback programs were:

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicity	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per share	Programs	Plans or Programs
January 2007	—	$—	2,675,100	6,841,717
February 2007	—	$—	2,675,100	6,841,717
March 2007	—	$—	2,675,100	6,841,717
April 2007	—	$—	2,675,100	6,841,717
May 2007	650,000	$18.79	3,325,100	6,191,717
June 2007	350,000	$19.53	3,675,100	5,841,717
The Company paid dividends on the outstanding preferred stock of $2.6 million for each of the six-month periods ending June 30, 2007 and 2006.
Distributions paid to the minority TNCLP common unit holders in the first six months of 2007 were $11.7 million and there were no distributions in the 2006 first half. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.
In January 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. Fees and expenses of the transaction totaled $6.4 million. These notes and guarantees are unsecured and will rank equal in right of payment with any future senior obligations of such guarantors.
Offering proceeds were used to repurchase the Company’s 12.875% Senoir Secured Notes and 11.5% Second Priority Secured Notes. On April 2, 2007, Terra Capital, Inc. exercised its right to redeem the remaining bonds effective June 1, 2007. On April 2, 2007, sufficient funds were deposited with the trustee of the 11.5% Secured Notes to defease the bonds and allow remaining liens to be released.

In the first quarter of 2007, the Company amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. Borrowing availability under the credit facility is generally based on 100% eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. There were no outstanding revolving credit borrowings and there were $16.5 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $183.5 million under the facilities. The Company is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Company’s borrowing availability falls below a combined $60 million, the Company is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
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
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers the Company’s position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at June 30, 2007 to cover approximately 23% of its natural gas requirements for the succeeding twelve months. The Company’s ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2007 Annual Meeting of shareholders was held on May 8, 2007 in New York, New York. At the meeting a total of 85,277,788 votes were cast by shareholders.
The following persons were elected as Class III directors to hold office until the 2010 Annual Meeting, or until their successors are duly elected and qualified, and received the votes forth opposite their respective name:

NAME	FOR	WITHHELD

David E. Fisher	83,222,811	2,054,977
Dod A. Fraser	84,866,851	410,937
The shareholders approved the proposal for the 2007 Omnibus Incentive Compensation Plan. The number of votes cast for such proposal was 65,575,084; the number cast against was 2,623,031 and the number of abstentions was 672,956.
The shareholders ratified the selection by the Audit Committee of the Corporation’s Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 2007. The number of votes cast for such proposal was 84,625,217, the number against was 116,755 and the number of abstentions was 535,816.

ITEM 5. OTHER INFORMATION
Company Purchases of Equity Securities
The following table provides information about shared repurchases by the Company during 2007.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicity	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per share	Programs	Plans or Programs
January 2007	—	$—	2,675,100	6,841,717
February 2007	—	$—	2,675,100	6,841,717
March 2007	—	$—	2,675,100	6,841,717
April 2007	—	$—	2,675,100	6,841,717
May 2007	650,000	$18.79	3,325,100	6,191,717
June 2007	350,000	$19.53	3,675,100	5,841,717
On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its then outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. During the 2007 second quarter, the Company repurchased 1,000,000 shares at an average price of $19.20. The remaining number of shares that the Company is authorized to repurchase is 5,841,717 at June 30, 2007.
The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 10.1	2007 Omnibus Incentive Compensation Plan, adopted by the board of directors of Terra Industries Inc. (“Terra”) and subsequently approved by its stockholders at the annual meeting of Terra on May 8, 2007, reported on Terra’s Form 8-K filed May 10, 2007 and attached as Appendix A to Terra’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 15, 2007, is incorporated herein by reference.

Exhibit 10.2	Option Agreement, dated as of July 18, 2007, by and between Terra Industries Inc. and Eastman Chemical Company, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 23, 2007, is incorporated herein by reference.

Exhibit *31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit *31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit *32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: July 27, 2007	/s/ Francis G. Meyer
Francis G. Meyer
Senior Vice President and Chief Financial Officer and a duly authorized signatory

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002