Form 10-Q
period 2007-09-30
TERRA INDUSTRIES INC
filed 2007-10-29
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No
As of October 23, 2007, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	89,507,153 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2007	2006	2006
Assets
Cash and cash equivalents	$360,478	$179,017	$122,170
Accounts receivable, less allowance for doubtful accounts of $326, $333 and $371	159,905	198,791	193,339
Inventories	126,154	211,017	160,191
Other current assets	13,067	31,680	26,158

Total current assets	659,604	620,505	501,858

Property, plant and equipment, net	435,103	720,897	722,952
Equity method investments	369,605	164,099	161,455
Deferred plant turnaround costs, net	35,029	44,558	40,577
Intangible assets, net	4,234	5,645	6,115
Other assets	16,918	17,009	27,164

Total assets	$1,520,493	$1,572,713	$1,460,121

Liabilities
Accounts payable	80,296	156,493	115,734
Customer prepayments	85,313	77,091	27,949
Accrued expenses and other current liabilities	96,351	75,863	80,974

Total current liabilities	261,960	309,447	224,657

Long-term debt and capital lease obligations	330,000	331,300	331,300
Pension liabilities	38,041	134,444	112,729
Other liabilities	139,882	104,039	96,541
Minority interest	102,854	94,687	95,014

Total liabilities and minority interest	872,737	973,917	860,241

Preferred Stock - liquidation value of $120,000	115,800	115,800	115,800

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 89,501; 92,630 and 92,639 outstanding	142,069	144,976	144,968
Paid-in capital	617,085	693,896	693,944
Accumulated other comprehensive loss	(63,480)	(63,739)	(52,362)
Accumulated deficit	(163,718)	(292,137)	(302,470)

Total common shareholders’ equity	531,956	482,996	484,080

Total liabilities and minority interest, preferred stock and common shareholders’ equity	$1,520,493	$1,572,713	$1,460,121

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Product revenues	$590,046	$461,533	$1,780,840	$1,381,084
Other income	3,669	3,248	8,976	6,135

Total revenues	593,715	464,781	1,789,816	1,387,219

Costs and Expenses
Cost of sales	442,879	422,523	1,405,098	1,337,210
Selling, general and administrative expense	21,935	13,679	67,186	38,395
Equity (earnings) of unconsolidated affiliates (Note 8)	(5,566)	(809)	(10,379)	(15,830)
Impairment of long-lived assets (Note 5)	38,964	—	38,964	—

Total cost and expenses	498,212	435,393	1,500,869	1,359,775

Income (loss) from operations	95,503	29,388	288,947	27,444
Equity earnings of unconsolidated affiliates (Note 8)	2,202	—	2,202	—
Interest income	4,709	2,091	11,078	5,499
Interest expense	(6,905)	(11,786)	(22,685)	(35,340)
Loss on early retirement of debt	—	—	(38,836)	—

Income (loss) before income taxes and minority interest	95,509	19,693	240,706	(2,397)
Income tax (provision) benefit	(29,985)	(6,000)	(74,742)	2,002
Minority interest	(11,144)	(3,352)	(33,720)	(7,000)

Net income (loss)	54,380	10,341	132,244	(7,395)
Preferred share dividends	(1,275)	(1,275)	(3,825)	(3,825)

Income (Loss) Available to Common Shareholders	$53,105	$9,066	$128,419	$(11,220)

Basic and diluted income (loss) per share:
Basic	$0.59	$0.10	$1.41	$(0.12)
Diluted	$0.51	$0.10	$1.24	$(0.12)

Basic and diluted weighted average shares outstanding:
Basic	90,092	91,817	91,143	92,994
Diluted	105,946	93,405	106,899	92,994
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income (loss)	$132,244	$(7,395)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	81,057	78,859
Impairment of long-lived assets	38,964	—
Deferred income taxes	48,981	(2,002)
Minority interest in earnings	33,720	7,000
Distributions in excess of equity earnings	5,121	9,135
Equity earnings GrowHow UK Limited	(2,202)	—
Non-cash loss on derivatives	176	2,775
Share-based compensation	16,838	4,285
Amortization of intangible and other assets	6,655	8,128
Non-cash loss on early retirement of debt	4,662	—

Changes in operating assets and liabilities:
Accounts receivable	(29,242)	25,785
Inventories	49,472	36,592
Accounts payable and customer prepayments	(25,100)	(38,859)
Other assets and liabilities, net	20,391	(21,029)

Net cash flows from operating activities	381,737	103,274

Investing Activities
Purchase of property, plant and equipment	(23,124)	(40,785)
Plant turnaround expenditures	(35,985)	(31,987)
Cash retained by GrowHow UK Limited	(17,249)	—
Distributions received from unconsolidated affiliates	—	9,660
Changes in restricted cash	—	8,595
Proceeds from the sale of property, plant and equipment	—	9,666

Net cash flows from investing activities	(76,358)	(44,851)

Financing Activities
Issuance of debt	330,000	—
Payments under borrowing arrangements	(331,300)	(34)
Payments for debt issuance costs	(6,403)	—
Preferred share dividends paid	(3,825)	(3,825)
Common stock issuances and vestings	89	363
Payments under share repurchase program	(87,426)	(18,796)
Distributions to minority interests	(25,554)	(4,244)

Net cash flows from financing activities	(124,419)	(26,536)

Effect of exchange rate changes on cash	501	3,917

Increase to cash and cash equivalents	181,461	35,804
Cash and cash equivalents at beginning of period	179,017	86,366

Cash and cash equivalents at end of period	$360,478	$122,170

See Accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Nine Months ended
	September 30
	2007	2006

Supplemental cash flow information:
Interest paid	$22,900	$21,394
Income tax refunds received	$555	$—
Income taxes paid	$8,743	$1,569

Supplemental schedule of non-cash investing and financing activities:
Conversion of warrants to common stock	$568	$—
Equity method investments contributed to GrowHow UK Limited	$193,784	$—

Supplemental schedule of unconsolidated affiliates distributions received:
Equity earnings of unconsolidated affiliates	$10,379	$15,830
Distribution in excess of (less than) equity earnings	5,121	9,135
Distributions received from unconsolidated affiliates	—	9,660

Total cash distributions received from unconsolidated affiliates	$15,500	$34,625

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands)
(unaudited)

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Accumulated		Comprehensive
	Stock	Capital	Loss	Deficit	Total	Income

Balance at January 1, 2007	$144,976	$693,896	$(63,739)	$(292,137)	$482,996
Comprehensive income (loss):
Net income	—	—	—	132,244	132,244	$132,244
Foreign currency translation adjustment	—	—	(42,361)	—	(42,361)	(42,361)
Change in fair value of derivatives, net of taxes of $1,381	—	—	(2,565)	—	(2,565)	(2,565)
Pension and post retirement benefit liabilities	—	—	1,913	—	1,913	1,913

Comprehensive income						$89,231

Transfer of UK pension plan to GrowHow UK Limited	—	—	43,272	—	43,272
Preferred share dividends	—	—	—	(3,825)	(3,825)
Exercise of stock options	252	320	—	—	572
Net vested stock	273	(757)	—	—	(484)
Conversion of warrants	568	(568)	—	—	—
Shares purchased and retired under share repurchase program	(4,000)	(83,426)	—	—	(87,426)
Share-based compensation	—	7,620	—	—	7,620

Balance September 30, 2007	$142,069	$617,085	$(63,480)	$(163,718)	$531,956

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
	Stock	Capital	Loss	Compensation	Deficit	Total	Income

Balance at January 1, 2006	$146,994	$712,671	$(70,143)	$(5,369)	$(291,250)	$492,903
Comprehensive income (loss):
Net loss	—	—	—	—	(7,395)	(7,395)	$(7,395)
Foreign currency translation adjustment	—	—	22,638	—	—	22,638	22,638
Change in fair value of derivatives, net of taxes of $2,589	—	—	(4,857)	—	—	(4,857)	(4,857)

Comprehensive income							$10,386

Preferred share dividends	—	—	—	—	(3,825)	(3,825)
Exercise of stock options	95	268	—	—	—	363
Non vested stock	554	549	—	—	—	1,103
Shares purchased and retired under share repurchase program	(2,675)	(16,121)	—	—	—	(18,796)
Reclassification for adoption of FAS 123 R	—	(5,369)	—	5,369	—	—
Share-based compensation	—	1,946	—	—	—	1,946

Balance at September 30, 2006	$144,968	$693,944	$(52,362)	$—	$(302,470)	$484,080

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
Cost of Sales
Costs of sales are primarily manufacturing costs related to the Company’s nitrogen- and methanol-based products, including any realized hedging gains or losses related to natural gas derivatives. The Company classifies amounts directly or indirectly billed for delivery of products to its customers or its terminals as cost of sales.
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
Impairment of Long-Lived Assets
Terra reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the asset. During the third quarter, there was an impairment at the Beaumont, Texas facility, see Note 5.
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

The following table provides a reconciliation between basic and diluted income (loss) per share for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per-share amounts)	2007	2006	2007	2006
Basic income (loss) per share computation:
Net Income (loss)	$54,380	$10,341	$132,244	$(7,395)
Less: Preferred share dividends	(1,275)	(1,275)	(3,825)	(3,825)

Income (loss) available to common shareholders	$53,105	$9,066	$128,419	$(11,220)

Weighted average shares outstanding	90,092	91,817	91,143	92,994

Basic income (loss) per common share	$0.59	$0.10	$1.41	$(0.12)

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$53,105	$9,066	$128,419	$(11,220)
Add: Preferred share dividends	1,275	—	3,825	—

Income (loss) available to common shareholders and assumed conversions	$54,380	$9,066	$132,244	$(11,220)

Weighted average shares outstanding	90,092	91,817	91,143	92,994
Add incremental shares from assumed conversions:
Preferred shares	12,049	—	12,049	—
Nonvested stock	985	596	783	—
Common stock warrants	2,710	846	2,791	—
Common stock options	110	146	133	—

Dilutive potential common shares	105,946	93,405	106,899	92,994

Diluted income (loss) per common share	$0.51	$0.10	$1.24	$(0.12)

For the three-month period ended September 30, 2006, common stock options totaling 0.1 million shares were excluded from the computation of diluted income per share because the exercise prices of these options exceeded the average market price of the Company’s stock for the respective periods, and the effect of their inclusion would have been antidilutive. For the three-month period ending September 30, 2006, 120,000 preferred shares were excluded from the computation of diluted earnings per share. These preferred shares were antidilutive using the if-converted method.
For the nine-month period ended September 30, 2006, all preferred shares, nonvested stock and common stock options were antidilutive because the Company was in a net loss position. As such, these instruments were excluded from the computation of the diluted income (loss) per share for the nine-month period ended September 30, 2006.

3.	Inventories
Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006
Raw materials	$19,558	$26,583	$29,679
Supplies	36,385	54,542	53,642
Finished goods	70,211	129,892	76,870

Total	$126,154	$211,017	$160,191

Inventory is valued at actual first-in, first-out cost. Costs include raw material, labor and overhead.
4.	Derivative Financial Instruments
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
Natural gas supplies to meet production requirements at Terra’s North American and United Kingdom (U.K.) production facilities are purchased at market prices (See Note 8). Natural gas market prices are volatile and Terra effectively fixes prices for a portion of its natural gas production requirements and inventory through the use of futures contracts, swaps and options. The North American contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices for North America are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The U.K. contracts are based on the Intercontinental Exchange (ICE) index price. Physical delivery prices in the U.K. are based on the ICE index. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

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
Terra may also use a collar structure where it will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes Terra to large price increases. At September 30, 2007 there were no collars outstanding.
The following summarizes open natural gas derivative contracts at September 30, 2007 and 2006 and December 31, 2006:

	Other	Other
	Current	Current	Deferred	Net
(in thousands)	Assets	Liabilities	Taxes	Asset (Liability)
September 30, 2007	$4,732	$(26,167)	$7,754	$(13,681)
December 31, 2006	$4,731	$(22,591)	$6,373	$(11,487)
September 30, 2006	$7,050	$(22,129)	$5,365	$(9,714)
Certain derivatives outstanding at September 30, 2007 and 2006, which settled during October 2007 and 2006, respectively, are included in the position of open natural gas derivatives in the table above. The October 2007 derivatives settled for an approximate $7.7 million loss. Substantially all open derivatives will settle during the next 12 months.
At September 30, 2007, the Company determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $0.3 million to cost of sales for the three-month period and a credit of $1.7 million for the nine-month period ending September 30, 2007. At September 30, 2006, the Company determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $1.2 million and $2.8 million to cost of sales for the three- and nine-month periods ending September 30, 2006, respectively.
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

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended September 30, 2007 and 2006 follows:

	Three Months Ended
	September 30,
	2007		2006
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated gain (loss)	$(28,684)	$(18,644)	$(7,034)	$(4,578)
Reclassification into earnings	(31,210)	(20,286)	(34)	(14)
Net change in market value	37,739	24,529	(8,263)	(5,374)

Ending accumulated gain (loss)	$(22,155)	$(14,401)	$(15,331)	$(9,966)

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the nine-month periods ended September 30, 2007 and 2006 follows:

	Nine Months Ended
	September 30,
	2007		2006
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated gain (loss)	$(18,210)	$(11,836)	$(7,886)	$(5,109)
Reclassification into earnings	(31,562)	(20,515)	42,556	27,597
Net change in market value	27,617	17,950	(50,001)	(32,454)

Ending accumulated gain (loss)	$(22,155)	$(14,401)	$(15,331)	$(9,966)

At times, the Company also uses forward derivative instruments to fix or set floor prices for a portion of its nitrogen sales volumes. At September 30, 2007, the Company had open contracts of nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and nine-month periods ending September 30, 2007, the Company recognized a loss of $1.0 million and $2.9 million, respectively, on nitrogen forward derivative instruments. For the three- and nine-month periods ending September 30, 2006, there were no gains or losses on nitrogen forward derivative instruments.
5.	Impairment of Beaumont Assets
On September 28, 2007, Eastman Chemical Company exercised its option to purchase the Company’s Beaumont, Texas assets, including the methanol and ammonia production facilities. The Company anticipates closing the sale on or before January 1, 2009.
As a result of this agreement, the Company determined that the value of its Beaumont property was impaired. The Company recorded a $39.0 million impairment charge for the quarter ended September 30, 2007. The impairment charge reduces Terra’s investment in the Beaumont property to approximately $51 million.

6.	Unrecognized Tax Benefit
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
The primary jurisdictions in which the Company or one of its subsidiaries files income tax returns are the United States, Canada and the United Kingdom (See Note 8). In most United States jurisdictions, the Company has significant net operating loss (“NOL”) carryforwards that date back to 1999 and will remain subject to examination by tax authorities as those NOL positions may be used to offset future taxable earnings. For jurisdictions in Canada and the United Kingdom, income tax returns remain subject to examination by tax authorities for calendar years beginning in 2001 and 2005, respectively.
The adoption of FIN 48 had no impact on the Company’s financial statements other than the reclassification of the unrecognized tax benefit. The Company’s other liabilities include an unrecognized tax benefit of $33.5 million at September 30, 2007, which had been previously recognized under FASB Statement No. 5 Accounting for Contingencies or FASB Statement No. 109 Accounting for Income Taxes. There were no changes in unrecognized tax positions during the period, and there are no expected changes in the next twelve months. If recognized, the $33.5 million of unrecognized tax benefit would have an impact on the effective tax rate.
When applicable, the Company recognizes interest accrued and penalties related to unrecognized tax benefits in income taxes on the statement of operations. Due to the Company’s NOL carryforward position, no interest or penalties were recognized at September 30, 2007.
7.	Other Liabilities
Other liabilities consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006
Deferred income taxes	$49,691	$63,851	$58,922
Unrecognized tax benefit	33,560	—	—
Long-term medical and closed facility reserve	24,026	23,206	23,560
Other	32,605	16,982	14,060

	$139,882	$104,039	$96,542

8.	Equity Investments
Trinidad and United States
Terra’s investments in companies that are accounted for on the equity method of accounting and included in operations consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at Terra’s Verdigris nitrogen plant. These investments were $156.4 million at September 30, 2007. Terra includes the net earnings of these investments as an element of income from operations as the investees’ operations provide additional capacity to Terra’s operations.
The combined results of operations and financial position of Terra’s equity method investments are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Condensed income statement information:
Net sales	$46,844	$28,078	$101,903	$129,943

Net income	$13,555	$4,483	$23,049	$32,964

Terra’s (loss) equity in earnings of unconsolidated affiliates	$5,566	$809	$10,379	$15,830

	September 30,	September 30,
(in thousands)	2007	2006
Condensed balance sheet information:
Current assets	$43,130	$45,964
Long-lived assets	194,310	194,549

Total assets	$237,440	$240,513

Current liabilities	$24,193	$26,473
Long-term liabilities	—	—
Equity	213,247	214,040

Total liabilities and equity	$237,440	$240,513

The carrying value of these investments at September 30, 2007 was $49.7 million more than Terra’s share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years. Terra’s equity in earnings of unconsolidated subsidiaries is different than its ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.
Terra has transactions in the normal course of business with PLNL whereby Terra is obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the nine-month period ending September 30, 2007, Terra purchased approximately $52.7 million of ammonia from PLNL. During 2007, PLNL performed a turnaround, resulting in lower production levels and consequently, lower purchases by the Company. During the first nine months of 2006, Terra purchased approximately $63.4 million of ammonia from PLNL.

During the first nine months of 2007 there were $15.5 million in cash distributions from all of the Company’s equity investments. The total distributions from all investments were $34.6 million for the nine-month period ended September 30, 2006.
United Kingdom
On September 14, 2007, the Company completed the formation of GrowHow UK Limited (GrowHow), a joint venture between the Company and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, Terra contributed its United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest. Subsequent to September 14, 2007, the Company has accounted for its investment in GrowHow UK Limited as an equity method investment. The equity investment of $213.2 million was recorded at Terra’s net historical cost basis.
The preliminary financial position of GrowHow UK Limited at September 30, 2007 was:

September 30,
Condensed balance sheet information:	2007
Current assets	$119,082
Long-lived assets	179,767

Total Assets	$298,849

Current liabilities	$52,527
Long-term liabilities	74,697
Equity	171,625

Total liabilities and Equity	$298,849

These preliminary financial position balances are based on historical cost of the Growhow UK Limited assets contributed into the joint venture.
Pursuant to the joint venture agreement, the Company retained all rights to sales generated through September 30, 2007. GrowHow UK Limited was formed on September 14, 2007. The Company estimated the equity earnings of its equity method investment of $2.2 million for the 2007 third quarter. This estimate was based on the proportionate number of days as an equity investment as compared to the pre-joint venture classification as a wholly-owned and fully consolidated subsidiary.
The Company’s interest in the joint venture is classified as a non operating equity investment. Terra does not include the net earnings of this investment as an element of income from operations since the investees’ operations do not provide additional capacity to Terra, nor are its operations integrated with Terra’s supply chain in North America.
Pursuant to the Joint Venture Contribution Agreement, the Company is eligible to receive a balancing consideration payment from GrowHow UK Limited. The payment is due to the Company in 2011. The Company will receive a minimum of $40 million, and has the right to receive up to $120 million, based on operational efficiencies of GrowHow UK Limited.
The Company has rights to receive a cash refund from GrowHow UK Limited for working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement. The Company anticipates receiving approximately $20 million during the 2007 fourth quarter.

There were no distributions from the United Kingdom equity investment for the three- and nine-month period ended September 30, 2007.
9.	Long-term Debt and Capital Lease Obligation
Long-term debt and capital lease obligations consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006
Unsecured Senior Notes, 7.0% due 2017	$330,000	$—	$—
Secured Senior Notes, 12.875% due 2008	—	200,000	200,000
Second Priority Senior Secured Notes, 11.5%, due 2010	—	131,300	131,300
Other	—	1	4

Total long-term debt and capital lease obligations	330,000	331,301	331,304
Less current maturities	—	1	4

Total long-term debt and capital lease obligations	$330,000	$331,300	$331,300

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
As a result of the Company’s debt refinancing, the Company incurred costs of approximately $31.9 million for tender premiums, and approximately $2.2 million for make-whole payments and administrative expenses. In addition, the Company recognized approximately $4.7 million of expense related to deferred fees on the bonds that were repaid. In connection with the new bond offering the Company paid approximately $6.4 million for fees and administrative costs.

In the first quarter of 2007, the Company amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility is secured by substantially all of the assets of the Company. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of the Company’s consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at the Company’s option, a London Interbank Offered Rate (LIBOR). At September 30, 2007, the LIBOR rate was 5.13%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at September 30, 2007. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.
At September 30, 2007, the Company had no outstanding revolving credit borrowings and $10.8 million in outstanding letters of credit. The $10.8 million in outstanding letters of credit reduced the Company’s borrowing availability to $189.2 million at September 30, 2007. The credit facilities require that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If the Company’s borrowing availability falls below $60 million, the Company is required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.
10.	Pension Plans
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
The estimated components of net periodic pension expense follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Service cost	$748	$744	$2,244	$2,232
Interest cost	6,231	5,888	18,693	17,664
Expected return on plan assets	(6,056)	(5,394)	(18,168)	(16,182)
Amortization of prior service cost	(9)	(7)	(27)	(21)
Amortization of actuarial loss	1,409	1,408	4,227	4,224
Termination charge	123	291	369	873

Pension expense	$2,446	$2,930	$7,338	$8,790

Cash contributions to the defined benefit pension plans for the three months ended September 30, 2007 and 2006 were $14.7 million and $8.8 million, respectively. Cash contributions to the defined benefit pension plans for the nine months ended September 30, 2007 and 2006 were $29.4 million and $14.1 million, respectively.
During the 2007 third quarter, the Company contributed its UK assets and operations into a joint venture, which included a reduction of the Company’s pension liabilities of approximately $67 million (see Note 8).
Terra also sponsors defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of the Company contributions to these plans for the three-month periods ending September 30, 2007 and 2006 totaled $1.4 million and $1.2 million, respectively. Contributions to these plans for the nine-month periods ending September 30, 2007 and 2006 were $4.5 million and $5.3 million, respectively.
Terra provides health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.
11.	Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income (loss). Terra’s accumulated other comprehensive income (loss) is comprised of (a) adjustments that result from translation of Terra’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in Terra’s financial statements, (c) the offset to the fair value of derivative assets and liabilities (that qualify as hedged relationships) recorded on the balance sheet, and (d) pension and post-retirement benefit liabilities adjustments.

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2007 and 2006 follow:

	Foreign
	Currency		Pension and Post-
	Translation	Fair Value of	Retirement Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance January 1, 2007	$24,518	$(11,836)	$(76,421)	$(63,739)
Change in pension and post retirement benefit liabilities	—	—	1,913	1,913
Transfer of UK pension plan to GrowHow UK Limited	—	—	43,272	43,272
Change in foreign translation adjustment	(42,361)	—	—	(42,361)
Reclassification to earnings	—	(20,515)	—	(20,515)
Change in fair value of derivatives	—	17,950	—	17,950

Balance September 30, 2007	$(17,843)	$(14,401)	$(31,236)	$(63,480)

Balance January 1, 2006	$(9,100)	$(5,109)	$(55,934)	$(70,143)
Change in foreign translation adjustment	22,638	—	—	22,638
Reclassification to earnings	—	27,597	—	27,597
Change in fair value of derivatives	—	(32,454)	—	(32,454)

Balance September 30, 2006	$13,538	$(9,966)	$(55,934)	$(52,362)

12.	Industry Segment Data
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
The following summarizes operating results by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Revenues - Nitrogen Products	$571,518	$442,612	$1,739,001	$1,355,574
- Methanol	18,528	18,921	41,839	25,510
- Other	3,669	3,248	8,976	6,135

Total revenues	$593,715	$464,781	$1,789,816	$1,387,219

Income (loss) from operations
- Nitrogen Products	$123,676	$20,409	$315,978	$25,098
- Methanol	(27,208)	9,405	(25,646)	3,363
- Other	(965)	(426)	(1,385)	(1,017)

Income (loss) from operations	$95,503	$29,388	$288,947	$27,444

The following summarizes geographic revenues information (See Note 8):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
United States	$474,270	$337,958	$1,416,068	$1,048,142
Canada	11,353	12,874	54,639	48,755
United Kingdom	108,092	113,949	319,109	290,322

	$593,715	$464,781	$1,789,816	$1,387,219

13.	Commitments and Contingencies
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
The Company has entered into physical natural gas supply agreements through March 2009 for approximately 25.9 million MMBtu’s. As of September 30, 2007, these natural gas commitments were $1.4 million above the respective index prices.
14.	Share Information
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
During 2007, the Company repurchases under the stock program were:

(In thousands, except	Number of	Average Price	Total Cost of
average price of shares	Shares	of Shares	Shares
repurchased)	Repurchased	Repurchased	Repurchased
January 2007	—	$—	$—
February 2007	—	—	—
March 2007	—	—	—
April 2007	—	—	—
May 2007	650	18.79	12,220
June 2007	350	19.53	6,991
July 2007	200	25.53	5,067
August 2007	2,800	22.55	63,148
September 2007	—	—	—

Total	4,000	$21.86	$87,426

15.	New Accounting Pronouncements
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
16.	Subsequent Events
On October 9, 2007, GrowHow UK Limited (GrowHow) announced the closure of its Severnside manufacturing facilities. The closure is expected to be completed by the end of January 2008. GrowHow estimates the costs associated with severance to be approximately $26.5 million, which will impact the Company’s equity earnings from GrowHow during the 2007 fourth quarter.
Pursuant to the Joint Venture Contribution Agreement, the Company is responsible for any remediation costs required to prepare the Severnside site for disposal. The Company anticipates remediation costs to be approximately $5.0 million to $10.0 million; however, the Company also has an option to purchase the Severnside land for a nominal amount at any time prior to its sale. The Company anticipates that the proceeds related to the sale of the Severnside land would exceed the total cost of reclamation of the site.
17.	Guarantor Subsidiaries
The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Unsecured Senior Notes due 2017 for September 30, 2007; December 31, 2006; and September 30, 2006 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations and statements of cash flows for the nine months ended September 30, 2007 and 2006 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.
Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi, and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries.

Consolidating Balance Sheet as of September 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$43,545	$218,604	$566,133	$(467,804)	$360,478
Accounts receivable, net	—	—	97,989	61,916	—	159,905
Inventories	—	—	78,753	51,785	(4,384)	126,154
Other current assets	2,075	537	7,516	4,811	(1,872)	13,067

Total current assets	2,075	44,082	402,862	684,645	(474,060)	659,604

Property, plant and equipment, net	—	—	311,535	123,569	(1)	435,103
Equity method investments	—	—	10,917	358,688	—	369,605
Intangible assets, other assets and deferred plant turnaround costs	(1,839)	8,326	23,854	30,253	(4,413)	56,181
Investments in and advanced to (from) affiliates	589,662	344,748	1,459,277	—	(2,393,687)	—

Total assets	$589,898	$397,156	$2,208,445	$1,197,155	$(2,872,161)	$1,520,493

Liabilities
Accounts payable	$2,298	$(212)	$89,147	$74,376	$—	$165,609
Accrued expenses and other current liabilities	36,314	3,549	37,913	20,357	(1,782)	96,351

Total current liabilities	38,612	3,337	127,060	94,733	(1,782)	261,960

Long-term debt and capital lease obligations	—	330,000	—	—	—	330,000
Pension and other liabilities	100,247	(511)	14,167	(27,333)	91,353	177,923
Minority interest	—	20,077	82,777	—	—	102,854

Total liabilities and minority interest	138,859	352,903	224,004	67,400	89,571	872,737

Preferred stock - liquidation value of 120,000	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	142,070	—	73	32,458	(32,532)	142,069
Paid-in capital	617,085	150,218	1,949,997	1,173,391	(3,273,606)	617,085
Accumulated other comprehensive income (loss)	(37,305)	—	—	102,236	(128,411)	(63,480)
Accumulated deficit	(386,611)	(105,965)	34,371	(178,330)	472,817	(163,718)

Common shareholders’ equity	335,239	44,253	1,984,441	1,129,755	(2,961,732)	531,956

Total liabilities and minority interest, preferred stock and common shareholders equity	$589,898	$397,156	$2,208,445	$1,197,155	$(2,872,161)	$1,520,493

Consolidating Statement of Operations for the three months ended September 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$297,668	$292,378	$—	$590,046
Other	—	—	3,129	541	(1)	3,669

Total revenues	—	—	300,797	292,919	(1)	593,715

Cost and Expenses
Cost of sales	300	261	244,160	209,265	(11,107)	442,879
Selling, general and administrative expenses	564	(3,056)	8,150	5,371	10,906	21,935
Equity in the (earnings) loss of unconsolidated affiliates	(95,936)	(100,364)	(5,769)	(15,374)	211,877	(5,566)
Impairment	—	—	38,964	—	—	38,964

Total cost & expenses	(95,072)	(103,159)	285,505	199,262	211,676	498,212

Income (loss) from operations	95,072	103,159	15,292	93,657	(211,677)	95,503
Equity in the earnings (loss) of unconsolidated affiliates	—	—	—	2,202	—	2,202
Interest income	—	1,251	1,520	2,075	(137)	4,709
Interest expense	(465)	(6,323)	(2)	(115)	—	(6,905)

Income (loss) before income taxes and minority interest	94,607	98,087	16,810	97,819	(211,814)	95,509
Income tax (provision) benefit	(24,714)	—	—	(5,271)	—	(29,985)
Minority interest	—	(2,151)	(8,993)	—	—	(11,144)

Net income (loss)	$69,893	$95,936	$7,817	$92,548	$(211,814)	$54,380

Consolidating Statement of Operations for the nine months ended September 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$859,081	$926,224	$(4,465)	$1,780,840
Other	—	—	7,279	1,697	—	8,976

Total revenues	—	—	866,360	927,921	(4,465)	1,789,816

Cost and Expenses
Cost of sales	600	2,147	747,798	696,857	(42,304)	1,405,098
Selling, general and administrative expenses	1,516	(8,780)	16,267	23,176	35,007	67,186
Equity in the (earnings) loss of unconsolidated affiliates	(223,428)	(280,562)	(10,857)	(26,055)	530,523	(10,379)
Impairment	—	—	38,964	—	—	38,964

Total cost & expenses	(221,312)	(287,195)	792,172	693,978	523,226	1,500,869

Income (loss) from operations	221,312	287,195	74,188	233,943	(527,691)	288,947
Equity in the earnings (loss) of unconsolidated affiliates	—	—	—	2,202	—	2,202
Interest income	—	2,521	5,077	3,603	(123)	11,078
Interest expense	(1,395)	(20,944)	(5)	(341)	—	(22,685)
Loss on early retirement of debt	—	(38,836)	—	—	—	(38,836)

Income (loss) before income taxes and minority interest	219,917	229,936	79,260	239,407	(527,814)	240,706
Income tax (provision) benefit	(63,848)	—	—	(10,894)	—	(74,742)
Minority interest	—	(6,508)	(27,212)	—	—	(33,720)

Net income (loss)	$156,069	$223,428	$52,048	$228,513	$(527,814)	$132,244

Consolidating Statement of Cash Flows for the nine months ended September 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$156,069	$223,428	$52,048	$228,513	$(527,814)	$132,244
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	—	47,594	33,463	—	81,057
Impairment of assets	—	—	38,964	—	—	38,964
Deferred income taxes	48,981	—	—	—	—	48,981
Minority interest in earnings	—	1,575	32,145	—	—	33,720
Distributions in excess of equity earnings	168,715	2,730	5,121	427,083	(598,528)	5,121
Non-cash loss on derivatives	176	—	—	—	—	176
Share-based compensation	16,839	—	—	—	(1)	16,838
Amortization of intangible and other assets	—	—	6,655	—	—	6,655
Non-cash loss on early retirement of debt	—	4,662	—	—	—	4,662
Change in operating assets and liabilities	(80,018)	(1,323)	(4,506)	110,724	(9,356)	15,521

Net Cash Flows from Operating Activities	310,762	231,072	178,021	799,783	(1,135,699)	383,939

Investing Activities
Purchase of property, plant and equipment	—	—	(10,917)	(12,207)	—	(23,124)
Cash retained by GrowHow UK Limited	—	—	—	(17,249)	—	(17,249)
Plant turnaround expenditures	—	—	(10,396)	(25,589)	—	(35,985)
Equity earnings	—	—	—	(2,202)	—	(2,202)

Net Cash Flows from Investing Activities	—	—	(21,313)	(57,247)	—	(78,560)

Financing Activities
Issuance of debt	—	330,000	—	—	—	330,000
Payment on debt	—	(331,300)	(1)	—	1	(331,300)
Payments for debt issuance costs	—	(6,403)	—	—	—	(6,403)
Common stock issuances and vestings	89	—	—	—	—	89
Preferred share dividends paid	(3,825)	—	—	—	—	(3,825)
Repurchases of TRA stock	(87,426)	—	—	—	—	(87,426)
Distributions to minority interest	—	—	(25,554)	—	—	(25,554)
Change in investments and advances from (to) affiliates	(219,603)	(280,562)	95,027	(244,769)	649,907	—

Net Cash Flows from Financing Activities	(310,762)	(288,265)	69,472	(244,769)	649,908	(124,419)

Effect of Foreign Exchange Rate on Cash	—	—	—	501	—	501

Increase (decrease) in Cash and Cash Equivalents	(3)	(57,193)	226,180	498,268	(485,791)	181,461

Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Period	$(2)	$43,543	$226,180	$576,550	$(485,793)	$360,478

Consolidating Balance Sheet for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$100,736	$—	$78,282	$(2)	$179,017
Accounts receivable, net	—	—	75,466	123,325	—	198,791
Inventories	—	—	84,924	117,958	8,135	211,017
Other current assets	3,166	1,319	12,918	18,355	(4,078)	31,680

Total current assets	3,167	102,055	173,308	337,920	4,055	620,505

Property, plant and equipment, net	—	—	381,987	338,912	(2)	720,897
Equity method investments	—	—	10,710	153,389	—	164,099
Deferred plant turnaround costs, intangible and other assets	(1,839)	7,582	22,117	39,351	1	67,212
Investments in and advances to (from) affiliates	758,377	347,478	1,622,696	422,436	(3,150,987)	—

Total Assets	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Liabilities
Accounts payable	$109	$—	$63,634	$92,750	$—	$156,493
Accrued expenses and other current liabilities	28,119	5,927	61,782	62,354	(5,228)	152,954

Total current liabilities	28,228	5,927	125,416	155,104	(5,228)	309,447

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Pension and other liabilities	188,246	—	7,386	45,060	(2,209)	238,483
Minority interest	—	18,501	76,186	—	—	94,687

Total liabilities and minority interest	216,474	355,728	208,988	200,164	(7,437)	973,917

Preferred stock – liquidation value of 120,000	115,800	—	—	—	—	115,800

Common Shareholders’ equity
Common stock	144,975	—	73	49,709	(49,781)	144,976
Paid in capital	693,895	150,218	2,007,811	1,246,129	(3,404,157)	693,896
Accumulated other comprehensive income (loss)	(92,187)	—	6,373	30,828	(8,753)	(63,739)
Accumulated deficit	(319,252)	(48,831)	(12,427)	(234,822)	323,195	(292,137)

Total stockholders’ equity	427,431	101,387	2,001,830	1,091,844	(3,139,496)	482,996

Total liabilities minority interest, preferred stock and common shareholders’ equity	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Consolidating Balance Sheet as of September 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$(17,081)	$89,612	$49,639	$(1)	$122,170
Accounts receivable, net	—	—	89,173	104,166	—	193,339
Inventories	—	—	62,019	98,172	—	160,191
Other current assets	(857)	10,863	7,461	5,368	3,323	26,158

Total current assets	(856)	(6,218)	248,265	257,345	3,322	501,858

Property, plant and equipment, net	—	—	389,524	333,429	(1)	722,952
Equity method investments	—	—	7,193	154,262	—	161,455
Intangible assets, other assets and deferred plant turnaround costs	—	8,314	23,898	41,644	—	73,856
Investments in and advanced to (from) affiliates	727,320	551,576	1,453,292	437,194	(3,169,382)	—

Total assets	$726,464	$553,672	$2,122,172	$1,223,874	$(3,166,061)	$1,460,121

Liabilities
Debt due within one year	$—	$—	$4	$—	$—	$4
Accounts payable	107	900	36,015	78,712	—	115,734
Accrued expenses and other current liabilities	7,904	100,512	48,556	28,237	(76,290)	108,919

Total current liabilities	8,011	101,412	84,575	106,949	(76,290)	224,657

Long-term debt and capital lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	—	—	18,608	40,314	—	58,922
Pension and other liabilities	140,659	(509)	9,127	1,071	—	150,348
Minority interest	—	18,564	76,450	—	—	95,014

Total liabilities and minority interest	148,670	450,767	188,760	148,334	(76,290)	860,241

Preferred stock	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	144,968	—	73	49,709	(49,782)	144,968
Paid-in capital	693,944	150,218	2,026,502	1,265,009	(3,441,729)	693,944
Accumulated other comprehensive income (loss) compensation	(63,636)	—	—	30,080	(18,806)	(52,362)
Retained earnings (deficit)	(313,282)	(47,313)	(93,163)	(269,258)	420,546	(302,470)

Common shareholders’ equity	461,994	102,905	1,933,412	1,075,540	(3,089,771)	484,080

Total liabilities and minority interest, preferred stock and common shareholders equity	$726,464	$553,672	$2,122,172	$1,223,874	$(3,166,061)	$1,460,121

Consolidating Statement of Operations for the three months ended September 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$375,329	$86,204	$—	$461,533
Other income	—	—	747	2,500	1	3,248

Total revenues	—	—	376,076	88,704	1	464,781

Cost and Expenses
Cost of sales	—	—	370,874	65,206	(13,557)	422,523
Selling, general and administrative expenses	616	(2,286)	(6,206)	7,996	13,559	13,679
Equity in the (earnings) loss of subsidiaries	8,658	(26,829)	(16,848)	14,949	19,261	(809)

Total cost and expenses	9,274	(29,115)	347,820	88,151	19,263	435,393

Income (loss) from operations	(9,274)	29,115	28,256	553	(19,262)	29,388

Interest income	—	(1,274)	5,194	(3,576)	1,747	2,091
Interest expense	(465)	(10,024)	(3,357)	2,809	(749)	(11,786)
Income (loss) before income taxes and minority interest	(9,739)	17,817	30,093	(214)	(18,264)	19,693
Income tax provision	(5,657)	—	—	(343)	—	(6,000)
Minority interest	—	(647)	(2,706)	—	1	(3,352)

Net (loss) income	$(15,396)	$17,170	$27,387	$(557)	$(18,263)	$10,341

Consolidating Statement of Operations for the nine months ended September 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$645,275	$735,809	$—	$1,381,084
Other income	—	—	4,328	1,807	—	6,135

Total revenues	—	—	649,603	737,616	—	1,387,219

Cost and Expenses
Cost of sales	—	—	675,913	701,056	(39,759)	1,337,210
Selling, general and administrative expenses	1,623	(6,848)	(8,317)	12,177	39,760	38,395
Equity in the (earnings) loss of subsidiaries	27,336	(66,108)	(16,848)	(43,459)	83,249	(15,830)

Total cost & expenses	28,959	(72,956)	650,748	669,774	83,250	1,359,775

Income (loss) from operations	(28,959)	72,956	(1,145)	67,842	(83,250)	27,444
Interest income	—	(224)	5,194	(1,218)	1,747	5,499
Interest expense	(1,395)	(33,610)	(6)	(3,745)	3,416	(35,340)

Income (loss) before income taxes and minority interest	(30,354)	39,122	4,043	62,879	(78,087)	(2,397)
Income tax benefit	(2,835)	—	—	4,835	2	2,002
Minority interest	—	(1,351)	(5,649)	—	—	(7,000)

Net (loss) income	$(33,189)	$37,771	$(1,606)	$67,714	$(78,085)	$(7,395)

Consolidating Statement of Cash Flows for the nine months ended September 30, 2006:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(33,189)	$37,771	$(1,606)	$67,714	$(78,085)	$(7,395)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	2,196	44,488	40,302	1	86,987
Deferred income taxes	—	—	18,608	(20,610)	—	(2,002)
Minority interest in earnings	—	515	6,485	—	—	7,000
Equity in undistributed earnings	(27,336)	66,108	16,848	43,459	(89,944)	9,135
Non-cash loss on derivatives	—	—	1,703	1,072	—	2,775
Share-based compensation	4,285	—	—	—	—	4,285
Change in operating assets and liabilities	90	11,674	(71,167)	48,279	13,613	2,489

Net Cash Flows from Operating Activities	(56,150)	118,264	15,359	180,216	(154,415)	103,274

Investing Activities
Purchase of property, plant and equipment	—	—	(25,549)	(15,236)	—	(40,785)
Plant turnaround expenditures	—	—	(13,458)	(18,529)	—	(31,987)
Distributions received from unconsolidated affiliates	—	—	—	9,660	—	9,660
Changes in restricted cash	—	—	8,595	—	—	8,595
Proceeds from the sale of property, plant and equipment	—	—	7,544	2,122	—	9,666

Net Cash Flows from Investing Activities	—	—	(22,868)	(21,983)	—	(44,851)

Financing Activities
Principal payments under borrowing arrangements	—	—	(22)	(12)	—	(34)
Preferred share dividends paid	(3,825)	—	—	—	—	(3,825)
Proceeds from exercise of stock options	363	—	—	—	—	363
Payments under share repurchase program	(18,796)	—	—	—	—	(18,796)
Distributions to minority interests	—	—	(4,244)	—	—	(4,244)
Change in investments and advances from (to) affiliates	78,408	(146,853)	34,015	(119,985)	154,415	—

Net Cash Flows from Financing Activities	56,150	(146,853)	29,749	(119,997)	154,415	(26,536)

Effect of Foreign Exchange Rate on Cash	—	—	—	3,917	—	3,917

Increase (decrease) in Cash and Cash Equivalents	—	(28,589)	22,240	42,153	—	35,804

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Year	$1	$(17,081)	$89,612	$49,639	$(1)	$122,170

ITEM 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
Terra produces and markets nitrogen products for agricultural and industrial markets with production facilities located in North America and the United Kingdom (U.K.).
During the 2007 third quarter, the Company contributed its U.K. operations into GrowHow U.K. Limited (GrowHow), a U.K. joint venture with Kemira GrowHow Oyj (Kemira). The Company received a 50% interest in GrowHow U.K. Limited. The Company accounts for GrowHow U.K. Limited as an unconsolidated equity investment.
In July, the Company entered into an option agreement with Eastman Chemical Company (Eastman) to sell the Company’s Beaumont, Texas facility. During the 2007 third quarter, Eastman exercised its option to purchase the Beaumont facility. The sale of the Beaumont facility is scheduled to close on or before January 1, 2009.
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

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2007 COMPARED WITH
QUARTER ENDED SEPTEMBER 30, 2006
Consolidated Results
Terra reported net income of $54.4 million for the 2007 third quarter compared with 2006 net income of $10.3 million. The net income increase is primarily due to higher sales volume and prices, offset by a $39.0 million impairment of assets charge related to the Beaumont, Texas facility. The 2006 third quarter results include approximately $8.2 million of repairs and additional cost for purchased ammonia due to damage from an explosion at the Billingham, England ammonia plant.
Terra classifies its operations into two business segments: nitrogen products and methanol. The nitrogen products segment represents operations directly related to the wholesale sales of nitrogen products from the Company’s ammonia production and upgrading facilities. The methanol segment represents wholesale sales of methanol produced by Terra’s methanol manufacturing plant.
Total revenues and income (loss) from operations by segment for the three-month periods ended September 30, 2007 and 2006 follow:

(in thousands)	2007	2006
REVENUES:
Nitrogen Products	$571,518	$442,612
Methanol	18,528	18,921
Other	3,669	3,248

	$593,715	$464,781

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$123,676	$20,409
Methanol	(27,208)	9,405
Other	(965)	(426)

	$95,503	$29,388

Nitrogen Products
Volumes and prices for the three-month periods ended September 30, 2007 and 2006 were:
VOLUMES AND PRICES

	2007		2006
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*
Ammonia	477	$304	466	$281
Nitrogen solutions	1,113	$208	1,031	$129
Urea	24	$298	32	$236
Ammonium nitrate	413	$250	323	$226

*	After deducting outbound freight costs
Nitrogen products segment revenues for the quarter ended September 30, 2007 increased $128.9 million, or 29%, compared with the same 2006 quarter primarily due to higher prices for all major products. Sales volumes also improved as compared to the quarter ended September 30, 2006, with nitrogen solutions and ammonium nitrate increasing 8% and 28%, respectively. The volume and price increases are primarily due to increased and earlier demand for nitrogen products to support expected 2008 corn and wheat planting intentions.

Operating income for the 2007 third quarter was $123.7 million, which was $103.3 million more than the $20.4 million income in the 2006 third quarter. Higher third quarter sales volumes and prices increased operating income approximately $12.1 million and $107.9 million, respectively. These improvements were offset by a $12.3 million increase in cost primarily related to higher North American natural gas. Third quarter equity earnings increased from 2006 due to improved operations at the Point Lisas Trinidad nitrogen facility. Selling, general and administrative expense for the 2007 third quarter increased $8.2 million from the 2006 third quarter, primarily due to the annual and long term compensation and incentive plans. Included in the 2006 third quarter results was approximately $8.2 million of repairs and additional cost for purchased ammonia due to damage from an explosion at the Billingham, England ammonia plant.
Methanol
For the three months ended September 30, 2007 and 2006, the Methanol segment had revenues of $18.5 million and $18.9 million, respectively. In the 2007 third quarter, approximately 6.2 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 6.8 million gallons of methanol sold in the 2006 third quarter. Third quarter 2007 and 2006 revenues included $12.0 million and $11.6 million, respectively, of profit sharing revenue under the Methanex supply agreement, which expires at the end of 2008. The supply agreement limits the margin to $12.0 million on an annual basis.
The methanol segment had an operating loss of $27.2 million for the 2007 third quarter compared to operating income of $9.4 million for the 2006 third quarter. The operating loss was due primarily to an impairment charge of $39.0 million related to the Company’s Beaumont, Texas facility.
Interest Expense
Interest expense decreased approximately $4.9 million to $6.9 million during the 2007 third quarter as compared to $11.8 million for the 2006 third quarter. The decrease in interest expense was due to the refinancing of debt in the first quarter of 2007.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2007 and 2006 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the 2007 third quarter were recorded based on the estimated effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rates were 36% and 37% in the quarters ended September 30, 2007 and 2006, respectively, which approximated statutory rates.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 2006
Consolidated Results
Terra reported net income of $132.2 million for the 2007 first nine months compared with a 2006 net loss of $7.4 million in 2006. The 2007 net income increase is primarily due to higher sales volumes and prices, offset by $38.8 million of 2007 losses on early retirement of debt and the $39.0 million impairment of assets charge related to the Beaumont, Texas facility. The 2006 net loss was primarily related to lower sales volumes as a result of high natural gas costs during 2006 and approximately $15.6 million of plant outages and repair from the U.K. operations resulting from an explosion during the 2006 second quarter.
Total revenues and income (loss) from operations by segment for the nine-month period ended September 30, 2007 and 2006 follow:

(in thousands)	2007	2006
REVENUES:
Nitrogen Products	$1,739,001	$1,355,574
Methanol	41,839	25,510
Other	8,976	6,135

	$1,789,816	$1,387,219

INCOME (LOSS) FROM OPERATIONS:
Nitrogen Products	$315,978	$25,098
Methanol	(25,646)	3,363
Other	(1,385)	(1,017)

	$288,947	$27,444

Nitrogen Products
Volumes and prices for the nine-month periods ended September 30, 2007 and 2006 are:
VOLUMES AND PRICES

	2007		2006
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*
Ammonia	1,465	$328	1,417	$320
Nitrogen solutions	3,497	$191	2,799	$143
Urea	88	$305	116	$267
Ammonium nitrate	1,164	$244	879	$226

*	After deducting outbound freight costs
Nitrogen products segment revenues for the nine months ended September 30, 2007 increased $383.4 million, or 28%, compared with the same 2006 first nine months primarily due to higher sales volumes for nitrogen solutions and ammonium nitrate, and higher prices for all products. The volume and price increases are due to stronger demand for nitrogen products, primarily as a result of increased planted corn acreage as compared to 2006.

The operating income for the 2007 first nine months was $316.0 million and was $290.9 million more than the $25.1 million operating income in the 2006 first nine months. Higher 2007 sales volumes, selling prices and cost reductions contributed to operating income increases of $63.6 million, $185.6 million and $71.0 million, respectively. Cost reductions were principally related to lower natural gas costs and higher production rates than during 2006. In addition, the Company incurred approximately $15.6 million of repairs and additional costs for purchased ammonia due to damage from the explosion at the Billingham, England ammonia plant in 2006. These improvements were offset by a $5.4 million decrease in equity earnings. First nine-month equity earnings declined from 2006 due to an extended plant outage and turnaround at the Point Lisas Trinidad nitrogen facility, which resumed normal operating rates during May. Selling, general and administrative expense increased $28.8 million for the 2007 first nine months increased from 2006, mainly due to the annual and long term compensation and incentive plans.
Methanol
For the nine months ended September 30, 2007 and 2006, the Methanol segment had revenues of $41.8 million and $25.5 million, respectively. In the 2007 first nine months, approximately 24.8 million gallons of methanol were sold at the Woodward, Oklahoma facility compared to approximately 11.6 million gallons of methanol sold in the 2006 first nine months. Methanol revenues in 2007 and 2006 each included $12.0 of profit sharing revenue under the Methanex supply agreement.
The methanol segment had an operating loss of $25.6 million for the 2007 first nine months compared to operating income of $3.4 million for the 2006 first nine months. The decrease in operating income is due primarily to an impairment charge of $39.0 million related to the Beaumont, Texas facility.
Interest Expense
Interest expense decreased approximately $12.6 million to $22.7 million during the 2007 first nine months as compared to $35.3 million for the prior year period due primarily to the refinancing of debt in January of 2007.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2007 and 2006 amounts are directly related to TNCLP earnings and losses.
Income Taxes
Income taxes for the first nine months of 2007 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate was 36% and 21% in the first nine months ended September 30, 2007 and 2006, respectively. The increase in the effective rate is due primarily to the losses in 2006 in foreign jurisdictions that had a lower effective rate than the U.S.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $360.5 million at September 30, 2007. Terra’s primary uses of cash are to fund its working capital requirements, make payments on its debt and other obligations and fund plant turnarounds and capital expenditures. The principal sources of these cash outlays will be cash flow from operations, cash on hand and borrowings under available bank facilities.
Net cash provided by operations in the first nine months of 2007 was $381.7 million, composed of $366.2 million of cash provided from operating activities and $15.5 million from working capital changes. First nine-month changes to current assets and liabilities represented seasonal fluctuations to working capital balances. The primary working capital needs were to fund $33.3 million of accounts payable offset by $8.2 million of customer prepayments, and a reduction of $49.5 million of inventory, for seasonal customer orders.
During the first nine months, Terra funded plant and equipment purchases of $23.1 million primarily for replacement or stay-in-business capital needs. Plant turnaround costs represent cash used for the periodic scheduled major maintenance of the Company’s continuous process production facilities that is performed at each plant, generally every two years. Terra funded $36.0 million of plant turnaround costs in the first nine months of 2007. Approximately $17.2 million of cash was retained by the creation of the GrowHow U.K. Limited joint venture during the 2007 third quarter.
In April 2006, the Board of Directors authorized the Company to repurchase a maximum of 10%, or 9,516,817 shares, of its then outstanding common stock on the open market in private transactions or otherwise. During 2007, the Company’s repurchases under its stock buyback programs were:

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicly	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per share	Programs	Plans or Programs
January 2007	—	$—	2,675,100	6,841,717
February 2007	—	$—	2,675,100	6,841,717
March 2007	—	$—	2,675,100	6,841,717
April 2007	—	$—	2,675,100	6,841,717
May 2007	650,000	$18.79	3,325,100	6,191,717
June 2007	350,000	$19.53	3,675,100	5,841,717
July 2007	200,000	$25.53	3,875,100	5,641,717
August 2007	2,800,000	$22.55	6,675,100	2,841,717
September 2007	—	$—	6,675,100	2,841,717
The Company paid dividends on the outstanding preferred stock of $1.3 million and $3.8 million for the three- and nine-month periods, respectively, ending September 30, 2007 and 2006.
Distributions paid to the minority TNCLP common unit holders in the first nine months of 2007 and 2006 were $25.6 million and $4.2 million, respectively. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.

In January 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. Fees and expenses of the transaction totaled $6.4 million. These notes and guarantees are unsecured and will rank equal in right of payment with any future senior obligations of such guarantors. Offering proceeds were used to repurchase the Company’s 12.875% Senior Secured Notes and 11.5% Second Priority Secured Notes. On April 2, 2007, Terra Capital, Inc. exercised its right to redeem the remaining bonds effective June 1, 2007. On April 2, 2007, sufficient funds were deposited with the trustee of the 11.5% Secured Notes to defease the bonds and allow remaining liens to be released.
In the first quarter of 2007, the Company amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. Borrowing availability under the credit facility is generally based on 100% eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of Terra’s consolidated subsidiaries. There were no outstanding revolving credit borrowings and there were $10.8 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $189.2 million under the facilities. The Company is required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that the Company adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if the Company’s borrowing availability falls below a combined $60 million, the Company is required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
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
The significant changes to the Company’s business were the refinancing of debt during the 2007 first quarter and the contribution of the Terra Nitrogen U.K. Limited into the GrowHow UK Limited joint venture. These transactions did not materially change the Company’s contractual obligations or off-balance sheet arrangements presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to Terra’s operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. Terra manages its exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. Terra intends to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2006 provides more information as to the types of practices and instruments used to manage risk. There were no material changes in the Company’s use of financial instruments during the quarter ended September 30, 2007.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers the Company’s position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at September 30, 2007 to cover approximately 30% of its natural gas requirements for the succeeding twelve months. The Company’s ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by its bank agreement covenants.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity and the likelihood that a loss contingency will occur in connection with these claims is remote.
ITEM 1A. RISK FACTORS
There were no significant changes in the Company’s risk factors during the third quarter of 2007 as compared to the risk factors identified in the Company’s 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
Company Purchases of Equity Securities
The following table provides information about share repurchases by the Company during 2007.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicity	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per share	Programs	Plans or Programs
January 2007	—	$—	2,675,100	6,841,717
February 2007	—	$—	2,675,100	6,841,717
March 2007	—	$—	2,675,100	6,841,717
April 2007	—	$—	2,675,100	6,841,717
May 2007	650,000	$18.79	3,325,100	6,191,717
June 2007	350,000	$19.53	3,675,100	5,841,717
July 2007	200,000	$25.53	3,875,100	5,641,717
August 2007	2,800,000	$22.55	6,675,100	2,841,717
September 2007	—	$—	6,675,100	2,841,717
On April 25, 2006, the Board of Directors authorized the Company to repurchase a maximum of 10 percent, or 9,516,817 shares, of its then outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by the Company. During the 2007 third quarter, the Company repurchased 3,000,000 shares at an average price of $22.70. The remaining number of shares that the Company is authorized to repurchase is 2,841,717 at September 30, 2007.
The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 10.1	Joint Venture Contribution Agreement among GrowHow UK Limited and Terra International (Canada), Inc. and Kemira GrowHow Oyj and Terra Industries Inc. dated September 14, 2007.

Exhibit 10.2	Shareholders’ Agreement among Kemira GrowHow Oyj and Terra International (Canada), Inc. and Terra Industries Inc. and GrowHow UK Limited dated September 14, 2007.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: October 25, 2007	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Senior Vice President and Chief Financial Officer and a duly authorized signatory

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	Joint Venture Contribution Agreement among GrowHow UK Limited and Terra International (Canada), Inc. and Kemira GrowHow Oyj and Terra Industries Inc. dated September 14, 2007.

Exhibit 10.2	Shareholders’ Agreement among Kemira GrowHow Oyj and Terra International (Canada), Inc. and Terra Industries Inc. and GrowHow UK Limited dated September 14, 2007.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002