Form 10-K
period 2007-12-31
TERRA INDUSTRIES INC
filed 2008-02-28
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8520

Terra Industries Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1145429 (I.R.S. Employer Identification No.)

Terra Centre 600 Fourth Street P. O. Box 6000	51102-6000 (Zip Code)
Sioux City, Iowa (Address of principal executive offices)	(712) 277-1340 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common shares, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,282,111,309.04.

The number of Common Shares, without par value, outstanding as of February 22, 2008 was 90,768,279.

Documents Incorporated by Reference

Certain portions of the proxy statement for the Annual Meeting of Shareholders of Registrant to be held on May 6, 2008 are incorporated herein by reference into Part III hereof.

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	changes in financial markets,
•	general economic conditions within the agricultural industry,
•	competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs),
•	changes in product mix,
•	changes in the seasonality of demand patterns,
•	changes in weather conditions,
•	changes in environmental and other government regulation,
•	changes in agricultural regulations, and
•	other risks detailed in the section entitled “Risk Factors”.

Additional information as to these factors can be found in the section entitled “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to our consolidated financial statements included as part of this report.

Part I

Item 1.	Business

Terra Industries Inc. together with its subsidiaries (“Terra”, “we”, “our”, or “us”) is a leading North American producer and marketer of nitrogen products, serving agricultural and industrial markets. In addition to manufacturing facilities at Port Neal, Iowa; Courtright, Ontario, Canada; Yazoo City, Mississippi; and Woodward, Oklahoma, we own a 75.3% interest in Terra Nitrogen Company, L.P. (“TNCLP”), which, through its subsidiary, Terra Nitrogen, Limited Partnership, operates our manufacturing facility at Verdigris, Oklahoma. We are the sole general partner and the majority limited partner of TNCLP. In addition, we own a 50% interest in Point Lisas Nitrogen Limited (“Point Lisas”), an ammonia production joint venture in the Republic of Trinidad and Tobago. We also own a 50% interest in GrowHow UK Limited, a nitrogen products production joint venture with facilities located in the United Kingdom; the GrowHow UK Limited joint venture was established in September 2007.

We are one of the largest North American producers of anhydrous ammonia (or ammonia), the basic building block of nitrogen fertilizers. We convert a significant portion of the ammonia we produce into urea ammonium nitrate solutions (UAN), ammonium nitrate (AN) and urea. Each of these products is easier for distributors and farmers to transport, store and apply to crops than ammonia. We also convert ammonia to nitric acid and dinitrogen tetroxide for use in industrial applications.

We also own two manufacturing facilities in North America that are not currently in production. The Beaumont, Texas methanol and ammonia production facilities were mothballed in December 2004 and are under contract to be sold to Eastman Chemical Company. The Donaldsonville, Louisiana ammonia plant was mothballed in the first quarter of 2005; however, we announced in February 2008 that we intend to restart the Donaldsonville ammonia plant during the third quarter of 2008.

2007 Overview

The North American nitrogen industry experienced substantial growth in 2007 earnings due to higher product prices in response to increased demand for fertilizers used as inputs for key commodities, including corn and wheat, and also due to relatively stable natural gas prices.

During 2007, we undertook two significant business transactions. We concluded the merger of our U.K. ammonia production business and operations with that of Kemira GrowHow Oyj to create a joint venture, GrowHow UK Limited, which is owned 50/50 by Terra and Kemira GrowHow Oyj. The joint venture was established in an effort to secure a sustainable, long term base for manufacturing ammonium nitrate fertilizer and process chemicals in the U.K. We also entered into a contract with Eastman Chemical Company to sell to Eastman the assets of our Beaumont, Texas facility. We expect the sale of the Beaumont, Texas assets to be concluded on or before January 1, 2009.

GrowHow Joint Venture

On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture with Kemira GrowHow Oyj (Kemira). Pursuant to the Joint Venture Contribution and Shareholder Agreements with Kemira (the “GrowHow Agreements”), we contributed our subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest in the joint venture, and Kemira contributed its Kemira GrowHow UK Limited subsidiary for the remaining 50% interest. The GrowHow joint venture in the United Kingdom includes the Kemira site at Ince and our Billingham and Severnside sites. Pursuant to the GrowHow Agreements with Kemira, we are eligible to receive additional consideration based on the future operating cash flows of GrowHow. We will receive a minimum additional consideration payment of £20 million, and have the right to receive up to £60 million, based on GrowHow’s operating income.

On October 9, 2007, GrowHow announced the closure of its Severnside manufacturing facilities. The closure is expected to be completed by the end of January 2008. Pursuant to the GrowHow Agreements, we are responsible for remediation costs required to prepare the Severnside site for disposal, net of sales proceeds, in excess of £1 million. We are also entitled to receive any excess sales proceeds above the cost of remediation, in excess of £1 million. We anticipate that the proceeds from sale of the Severnside land would exceed the total cost of reclamation of the site. For additional information regarding the GrowHow joint venture, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7 of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Sale of Beaumont Facilities

On July 18, 2007, we announced that we entered into agreements with Eastman Chemical Company (Eastman) resulting in Eastman’s agreement to purchase all the assets of our Beaumont, Texas facility. We anticipate closing the sale on or before January 1, 2009. In connection with entering into these agreements, we determined that the value of our Beaumont facility was impaired and we recorded a $39 million impairment charge for the quarter ended September 30, 2007. For additional information regarding the sale of our Beaumont facility, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 6, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Business Strategy and Segments

Our business is organized into two segments: nitrogen products and methanol. We also have an equity method investment in GrowHow UK Limited, a U.K. joint venture.

The principal customers for our North American nitrogen products are national agricultural retail chains, farm cooperatives, independent dealers and industrial customers. Agricultural customers generally use nitrogen products as fertilizer for crops. Industrial customers use nitrogen products to manufacture chemicals, plastics and other products such as acrylonitrile, polyurethanes, fibers, explosives and adhesives; to reduce nitrogen oxides (NOx) and other emissions from power plants; and in water treatment processes. Our facility in Yazoo City, Mississippi produces industrial grade ammonium nitrate (AN) prills (a form of dry pellet) and ammonium nitrate solution that are utilized as explosives in the mining industry as well as a raw material in the production of catalyst materials. We have a long term supply contract with one of our customers to provide industrial grade ammonium nitrate products for a majority of the Yazoo City capacity.

Agricultural customers accounted for approximately 73% and industrial customers approximately 27% of our North American nitrogen product revenue in 2007.

The methanol segment has become less significant to our business since we mothballed the Beaumont, Texas facility in December 2004. Our remaining manufacturing facility capable of producing methanol is in Woodward, Oklahoma. In 2007, the Woodward facility produced 32.5 million gallons of methanol.

GrowHow is a nitrogen manufacturing joint venture in the U.K. The joint venture was formed in 2007 with Kemira GrowHow Oyj to combine the two companies and obtain synergies in the sales,

manufacturing and administrative areas. The primary products produced by GrowHow are ammonia, ammonium nitrate and fertilizer components.

Financial information about our segments and geographic areas is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations , and Note 21, Industry Segment Data, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Nitrogen Business Segment

Overview

The principal forms of globally traded nitrogen fertilizer are ammonia and urea. Ammonium nitrate (AN) is also traded in global markets. Urea ammonium nitrate solutions (UAN) is used principally in North America and Western Europe, and has only recently been traded in other international markets. UAN’s high water content and need for transportation in tankers can cause transportation costs per unit of nitrogen to be higher than for other forms of internationally traded nitrogen products.

The locations of our North American production facilities provide us a competitive advantage in serving agricultural customers in the Corn Belt and other major agricultural areas in the United States and Canada. The GrowHow U.K. facilities are able to competitively serve the entire British agricultural market. The Point Lisas ammonia production facility in Trinidad and Tobago serves U.S. and international nitrogen markets, benefiting from access to low-cost natural gas supplies.

Ammonia, AN, urea and UAN are the principal nitrogen products we produce and sell in North America. GrowHow produces and sells primarily ammonia, AN and fertilizer compounds in the U.K. The Point Lisas production facility in Trinidad provides ammonia for sale into both the U.S. and international nitrogen markets. Other products we manufacture include nitric acid, dinitrogen tetroxide and carbon dioxide. These products, along with a portion of our ammonia, AN and urea production, are used in non-agricultural applications.

Our Terra Environmental Technologies business provides products and services to customers using nitrogen products (primarily ammonia, aqua ammonia and liquid and dry urea) to reduce NOx emissions from various sources, including power plants, and in other environmental processes such as water treatment plants.

Although the different nitrogen fertilizer products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. Our plants are designed to provide the fertilizer products preferred by end-users in the regions which they serve. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of storage, handling and application equipment. Our nitrogen products and 2007 production are described in greater detail below.

Anhydrous Ammonia

We are the leading U.S. producer of ammonia. Ammonia is the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers, including urea, AN and UAN. Ammonia is also a vital raw material for many industrial applications. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Ammonia has a nitrogen content of 82% by weight and is generally the least expensive form of fertilizer on a per-pound-of-contained-nitrogen basis. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than urea, AN and UAN because of its need for specialized application equipment and its limited application flexibility.

In 2007, we produced approximately 2,981,000 tons of ammonia at our North American facilities and approximately 540,000 tons of ammonia at our U.K. facilities prior to establishment of GrowHow UK. We are obligated by contract with Point Lisas to purchase one-half of the ammonia produced by Point Lisas through 2018 based on market indexed prices. In 2007, we purchased approximately 337,000 tons pursuant to our contract with Point Lisas. We sold a total of 1,985,000 tons of ammonia worldwide in 2007 and consumed approximately 2,386,000 tons of ammonia as a raw material to manufacture our other nitrogen products.

Urea Ammonium Nitrate Solutions (UAN)

UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate and water. The nitrogen content of UAN ranges from 28% to 32% by weight. (Unless we state otherwise, all references to UAN assume a 28% nitrogen content.) Because of its high water content, UAN is relatively expensive to transport, making it largely a regionally distributed product.

UAN can be applied to crops directly or mixed with crop protection products, permitting the application of several materials simultaneously, reducing energy and labor costs and accelerating field preparation for planting. UAN may be applied from ordinary tanks and trucks and sprayed or injected into the soil, or applied through irrigation systems. In addition, UAN may be applied throughout the growing season, providing significant application flexibility. Due to its stability, UAN (like AN) may be used for no-till row crops where fertilizer is spread on the surface of the soil.

We are the largest producer of UAN in North America. We produced approximately 4,131,000 tons of UAN at our North American facilities in 2007 and sold approximately 4,652,000 tons of UAN in 2007, primarily to U.S. fertilizer dealers and distributors.

Ammonium Nitrate (AN)

We are the largest manufacturer and marketer of agricultural-grade AN fertilizer in the U.S. and produce AN through our GrowHow joint venture in the U.K. AN is produced by combining nitric acid and ammonia into a liquid form which is then converted to a solid, largely for fertilizer applications. The nitrogen content of AN is 34% by weight. AN is less subject to volatilization (evaporation) losses than other nitrogen products. Due to its stability, AN is often the product of choice for pastures and “no-till” crops (that is, where the soil is not plowed prior to planting) where fertilizer is spread upon the surface and is subject to evaporation losses.

During 2007, we produced approximately 284,000 tons of merchant ammonium nitrate solution (ANS), 687,000 tons of solid AN and 537,000 tons agricultural grade AN. We produced 150,000 tons of industrial grade ammonium nitrate (IGAN), at our Yazoo City, Mississippi facility during 2007 and approximately 610,000 tons of solid AN at our U.K. facilities in 2007 prior to establishment of GrowHow UK Limited. During 2007, we sold approximately 683,000 tons of AN in the U.S. and 665,000 tons of AN in the U.K.

Urea

Urea is produced by converting ammonia and carbon dioxide into liquid urea, which can be further processed into a solid, granular form. Urea is used for fertilizer and animal feed, in industrial applications as a raw material to produce resins, and environmentally as a reagent to reduce NOx emissions. Granular urea has a nitrogen content of 46% by weight, the highest level of any solid nitrogen product. We produce both a granulated form of urea, for the industrial market, and urea liquor (liquid) for animal feed supplements and industrial applications.

In 2007, we produced approximately 921,000 tons of urea and urea liquor (liquid urea), all of it at North American plants. During this period, we sold approximately 248,000 tons of urea and urea liquor.

Nitric Acid

Nitric acid is made by oxidizing ammonia with air. The product is used as a raw material for other nitrogen products and by industrial customers to produce such products as nylon fibers, polyurethane foams and specialty fibers. In 2007, we produced approximately 2,820,000 tons of nitric acid worldwide. Approximately 259,000 of these tons were sold to industrial users and the remainder was used as a raw material for the production of our other nitrogen products.

Dinitrogen Tetroxide

Dinitrogen tetroxide (N2O4) is the propellant oxidizer used in various satellite, rocket and missile propulsion systems. It is also used by industrial customers in the manufacturing of pharmaceuticals. Dinitrogen tetroxide is produced by cooling and condensing a slipstream of process gas from a nitric acid plant containing various oxides of nitrogen. The recovered product is filtered and its composition adjusted to meet final product specifications. We manufactured approximately 369,000 pounds of the product in 2007.

Marketing

Nitrogen is both a global and local commodity: global because it is produced and traded in almost all regions of the world and local because fertilizer customers display preferences for nitrogen in one of its four basic forms based upon local conditions. Because transportation is a significant component of a customer’s total product cost, a key to our competitiveness in the nitrogen business is proximity to the end user, which allows us to have the lowest delivered cost for the customer’s product of choice. In addition, we must continuously provide a reliable source of the preferred nitrogen product.

Our nitrogen customers are broadly segregated into two groups: (1) North American customers, including those receiving shipments of imported product from the Point Lisas facility, and (2) U.K. customers, including export sales to continental Europe and Australia.

The principal customers for our North American manufactured nitrogen products fall into two broad categories—agricultural fertilizer customers and industrial customers. The agriculture customers consist of independent dealers, national retail chains, and cooperatives. These agricultural customers, in turn, sell product to dealers, farmers and other users. Industrial customers use nitrogen products as a feedstock for a variety of chemical processes, in the manufacture of pulp, paper, and fibers and to control NOx emissions from power plants. Nearly all of our industrial customers are end-users. Our agricultural and industrial customers are located primarily in the Gulf, Midwestern plains and southern regions of the U.S. where our facilities are located. It is our objective to ship as much of our North American production as possible directly from our manufacturing facilities to our customers.

Distribution

Our Donaldsonville terminal has ready access to rail, truck and ammonia pipeline transportation and provides us with economical access to oceangoing vessel and barge transportation for imports of nitrogen products. The terminal includes two ammonia storage tanks, each with a capacity of

30,000 tons, and can receive ocean-going vessels carrying 50,000 tons or more of ammonia. During 2007, the terminal received and shipped approximately 566,000 and 623,000 tons of ammonia, respectively. In 2006, we expanded the terminal’s capabilities by constructing a new UAN solution tank with a 50,000-ton capacity. During 2007, we received and shipped 511,000 and 528,000 tons of UAN, respectively.

In July 2005 we sold our terminal assets in Blytheville, Arkansas to a subsidiary of Kinder Morgan Energy Partners, consisting of storage and supporting infrastructure for 40,000 tons of ammonia, 9,500 tons of UAN and 40,000 tons of urea. In conjunction with this sale of assets, we have entered into a long-term agreement to exclusively lease from Kinder Morgan certain of these terminal assets. This arrangement will maintain our distribution capabilities in the Blytheville, Arkansas region.

We own a 50% interest in the Houston Ammonia Terminal, located on the Houston Ship Channel near Pasadena, Texas. This terminal has two 15,000 ton ammonia storage tanks which provide ammonia to industrial customers in the area via a pipeline system capable of shipping approximately 1,000 tons per day. The terminal can also receive ocean-going vessels.

Transportation

We use several modes of transportation to distribute products to customers, including rail cars, common carrier trucks, barges and common carrier pipelines. Railcars are the major mode of transportation at our North American manufacturing facilities. At December 31, 2007, we had 2,872 railcars under lease. We own ten nitric acid railcars. In addition, we operate a common carrier that specializes in transporting all forms of nitrogen. The GrowHow joint venture AN production is transported primarily by contract carrier trucks, and ammonia is transported primarily by pipelines owned by GrowHow.

We transport purchased natural gas to our Woodward, Oklahoma facility via both intrastate and interstate pipelines and to our Verdigris, Oklahoma facility via intrastate pipeline. The intrastate pipelines serving Woodward and Verdigris are not open-access carriers, but are nonetheless part of a widespread regional system through which Woodward and Verdigris can receive natural gas from any major Oklahoma source. We also have limited access to out-of-state natural gas supplies for these facilities. Our Beaumont, Texas facility sources natural gas via four intrastate pipelines. We transport purchased natural gas for our Port Neal, Iowa facility via interstate, open-access pipelines. Our Donaldsonville, Louisiana facility sources purchased natural gas from two intrastate pipelines. Our Yazoo City facility is served by three interstate pipelines and one intrastate pipeline. We transport purchased natural gas through the local utility distribution company, through open access, at our Courtright, Ontario, Canada facility. At the GrowHow joint venture locations, purchased natural gas is transported to the facilities via a nationwide, open-access pipeline system.

FMCL Limited Liability Company, our 50/50 ammonia shipping joint venture with KNC Trinidad Limited, leases a vessel for transportation of ammonia, primarily between the Point Lisas facility in Trinidad and the United States. Use of this vessel is shared between the joint venture partners.

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

The major nitrogen consuming crops in North America are corn and wheat and in the United Kingdom, wheat. Certain crops, such as soybeans and other legumes, can better absorb atmospheric nitrogen and do not require nitrogen fertilizers.

Demand

Global demand for fertilizers generally grows at predictable rates that tend to correspond to growth in grain production. Global fertilizer demand is driven in the long term primarily by population growth, increases in disposable income and associated improvements in diet. Short-term demand depends on world economic growth rates and factors creating temporary imbalances in supply and demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention, such as changes in the buying patterns of China or India. Grain consumption has historically grown at approximately 1.2% per year. According to IFA, International Fertilizer Industry Association, over the last 45 years global fertilizer demand has grown 3.7% annually and global nitrogen fertilizer demand has grown at a faster rate of 4.8% annually. During that period, North American nitrogen fertilizer demand has grown 3.3% annually.

Supply

Over the past seven years, global ammonia capacity has remained relatively flat, growing at an average of approximately 2% per annum. This result was attributable principally to the combination of new project capacity being offset by permanent plant closings in the U.S. and in Europe. As global operating rates and prices have risen, so have plans for new capacity.

This anticipated new global capacity will come primarily from advantaged natural gas regions of the world, such as the Middle East and Africa. This expansion of capacity could be limited, however, by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has increased domestic gas prices as well as prices paid by their export customers. This has increased production costs for new and existing plants in the former Soviet Union and Europe.

Imports account for a significant portion of U.S. nitrogen product supply. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions close to the point of entry for imports, primarily the Gulf coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports. According to Fertecon, a leading industry publication, world trade in ammonia grew from 15.4 million tons in 2000 to 19.3 million tons by 2006 due to the exceptional increase in gas prices in the U.S. and Europe during this period and the consequent closure of U.S. capacity.

Outlook

Fertecon forecasts that global nitrogen fertilizer demand is expected to rise by around 2% per year from 2005 to 2015, increasing by 21 million tons or close to 22% over the period. In North America,

nitrogen fertilizer consumption is expected to increase from 2005 to 2015 from 14 million tons to 16 million tons, a 15% increase.

The continued growth in demand for nitrogen products has helped stabilize global ammonia capacity utilization rates, which averaged 85% between 2005 and 2006. According to Fertecon, global ammonia utilization rates are forecasted to remain in the low-80’s through 2015. North American ammonia utilization rates are forecast to decrease from 82% in 2006 to 78% by 2015 due in part to projected long-term growth in worldwide capacity and in imports.

To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next nine years. According to Fertecon, global ammonia capacity is forecast to increase by 22.9 million tons by 2015, a total increase of 7.5%. This projected capacity increase excludes Chinese plants as any new volumes in China are not expected to reach global markets. There are a number of new capacity projects expected or underway in gas advantaged regions; however, increased construction costs and changes in market dynamics have delayed a number of such projects.

World trade in ammonia is expected to increase by 1.8 million tons or 8% in the period to 2010, according to Fertecon, representing more modest growth than seen from 2000 to 2005. Fertecon projects that higher gas costs for Russian and Ukrainian exporters and the lower-than-previous gas price outlook for the U.S. would appear to support continued operating rates at the remaining U.S. ammonia capacity, limiting the near-term growth in ammonia imports.

Global grain inventories are currently at levels significantly below the ten-year average, and current corn prices have increased significantly to $4.37 per bushel as of January 3, 2008 versus $3.40 per bushel one year prior. Both of these factors influence and improve the outlook for demand.

The emergence of ethanol as an alternative energy source has the potential to drive incremental fertilizer demand. Corn, the primary feedstock for U.S. ethanol production, represents approximately 40% of fertilizer demand in North America. New ethanol capacity is increasing demand for corn and, according to Fertecon, is expected to contribute to a forecasted 21 million hectare increase in planted corn area in the world by 2030. The amount of corn used in the U.S. for ethanol production has more than doubled in the last five years. In 2006-2007, approximately 2.1 billion bushels of corn were used for ethanol production. According to the USDA, a 51% increase is forecast for the current 2007-2008 crop year, bringing the total bushels used for ethanol to 3.2 billion. This number is projected to rise to over 4 billion bushels by 2008-2009, equivalent to 30% of the U.S. corn crop.

The 1990 Amendments to the Clean Air Act increasingly require companies that combust fossil fuels to reduce their emissions. Reduction of oxides of both nitrogen and sulfur are accomplished with Selective Catalytic Reduction (SCR) and wet scrubbing technologies. Environmental control devices using ammonia or ammonia based compounds, across a broad range of applications from coal based generation to diesel engines, are very effective in meeting emissions targets. We believe these new and emerging markets may increase North American demand for ammonia by up to 1,000,000 tons by 2010.

Methanol Business Segment

Our methanol business segment has become less significant since we mothballed our principal methanol production facility at Beaumont, Texas in December 2004. The facility remained closed throughout 2005, 2006 and 2007 and remains closed to date. Our remaining manufacturing facility capable of producing methanol is in Woodward, Oklahoma.

In December 2003, we entered into contracts with the Methanex Corporation (“Methanex”), selling certain methanol related assets to Methanex and providing it exclusive rights to all methanol production at the Beaumont facility for five years. Methanex paid approximately $25 million for the assets and the exclusivity rights, and agreed to purchase our methanol production at amounts expected to approximate cash production costs. Methanex also agreed to pay us 50% of any gross profits earned from its sales of products produced at Beaumont up to maximum payments of $12 million per year. The agreements also gave Methanex the right to terminate Beaumont’s production, including the ability to require us to mothball the facility. In each case, we would be responsible for the costs of shutting down the facility.

On December 1, 2004, at the request of Methanex and under the terms of the parties’ agreement, we ceased production at the Beaumont facility and mothballed the plant. The agreements stipulate that, beginning two years from the date of the shutdown, we may terminate the agreements by paying Methanex approximately $417,000 for each month remaining in the agreement’s term. As long as the Beaumont facility remains idle through the December 2008 termination of the Methanex agreements, we will continue to realize revenues relating to the facility of up to $16.4 million per year consisting of $4.4 million from annual amortization of deferred revenues plus one-half of the annual cash margin, if any, attributable to idled methanol production based on reference prices and natural gas costs. In 2007, we recorded $12 million in revenue related to the cash margin clause of the Methanex agreements.

On July 18, 2007, we announced that we executed agreements with Eastman Chemical Company (Eastman) resulting in an agreement to sell to Eastman all the assets of our Beaumont, Texas facility. For additional information regarding the sale of our Beaumont facility, see 2007 Overview, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 1 and 6, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

We have retained a small number of employees to operate the Beaumont methanol storage and distribution terminal to service methanol customers in accordance with the Methanex agreements, and contemplate that such services could continue to be provided following the close on the sale of the Beaumont assets to Eastman pursuant to agreements with both Eastman and Methanex.

Manufacturing Facilities

We own the plant and processing equipment at the Beaumont facility, which has an annual methanol production capacity of 225 million gallons. We did not produce any methanol at the Beaumont plant in 2007. The Woodward, Oklahoma facility produced 32.5 million, 24.1 million and 30.4 million gallons of methanol in 2007, 2006 and 2005, respectively, and has an annual methanol production capacity of 40 million gallons. In addition to the Beaumont/Methanex production agreement, we also entered into an agreement with Methanex in December 2006 by which Methanex agreed to market, under a commission arrangement, all methanol produced at the Woodward, Oklahoma facility. The customers served under these arrangements are primarily large domestic chemical producers.

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

Seasonality and Volatility

The fertilizer business is highly seasonal, based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries, and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak consumption periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the late fall/early winter period as depleted inventories are restored.

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

Raw Materials

The principal raw material used to produce manufactured nitrogen products and methanol is natural gas. Natural gas costs in 2007 accounted for approximately 44% of our total costs and expenses. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on our business, financial condition and results. We believe there will be a sufficient supply of natural gas for the foreseeable future and we will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand season. We use a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas supply.

We use derivative instruments to hedge a portion of our natural gas purchases. We have implemented a policy setting boundaries to ensure coverage of fixed forward sales as well as potential outstanding forward priced quotes and prepay programs. Our policy is designed to hedge exposure to natural gas price fluctuations for production required for estimated forward sales commitments. We hedge natural gas prices through the use of supply contracts, financial derivatives and other instruments.

The settlement dates of forward-pricing contracts coincide with gas purchase dates as well as shipment periods on forward committed sales. Forward-pricing contracts are based on a specified price referenced to spot market prices or appropriate New York Mercantile Exchange (NYMEX) futures contract prices.

Point Lisas has a contract to purchase natural gas from the National Gas Company of Trinidad and Tobago. The joint venture’s cost of natural gas has historically been significantly lower than U.S. natural gas costs, which has resulted in the joint venture being substantially more profitable than comparable North American facilities.

Competition

The markets in which we operate are highly competitive. Competition in agricultural input markets takes place largely on the basis of price, supply reliability, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors.

Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also important competitive factors. Significant determinants of the competitive position of our plants are the natural gas acquisition and transportation contracts negotiated with our major suppliers as well as proximity to natural gas sources and/or end-users.

Our domestic competitors in the nitrogen fertilizer markets are primarily other independent fertilizer companies. Nitrogen fertilizers imported into the United States compete with domestically produced nitrogen fertilizers, including those we produce. Imports of nitrogen products represent approximately 56% of nitrogen used in North America. Countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future in countries with favored natural gas costs.

In the methanol segment, production and trade have become increasingly globalized and a number of foreign competitors produce methanol primarily for the export market. Many of these foreign competitors have access to favorably priced sources of natural gas and are relatively insensitive to raw material price fluctuations. However, because of low domestic demand in the country of production, foreign competitors aggressively pursue the U.S. and other export markets.

Credit

Our credit terms are generally 15-30 days, but may be extended for longer periods during certain sales seasons, consistent with industry practices.

Environmental and Other Regulatory Matters

Our U.S. operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous or solid wastes and water quality. Our operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. The GrowHow U.K. joint venture operations are subject to similar regulations under a variety of acts governing hazardous chemicals, transportation and worker heath and safety. All of our facilities require operating permits that are subject to review by governmental agencies. We are also involved in the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We take precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or analogous laws for all or part of the costs of such investigation and remediation, and damages to natural resources.

The State of Arizona designated Inspiration Consolidated Copper Company (“Inspiration”), one of our subsidiaries that disposed of its assets in a 1988 asset sale agreement (“1988 Asset Sale Agreement”) and no longer operates a business, as one of several potentially responsible parties (“PRP”) under the state Superfund law at the Pinal Creek Drainage Basin Site (“Pinal Site”) in Globe/Miami, Arizona. The Pinal Site generally consists of two separate properties, each a copper mining and production facility, one of which had been owned by Inspiration. The PRP designation was based upon Inspiration’s prior ownership and operation of one of the Pinal Site properties. Under state and federal Superfund laws, all PRPs may be jointly and severally liable for the costs of investigation and/or remediation of an environmentally impaired site regardless of fault or the legality of original disposals. The Pinal Site is the subject of ongoing investigation and cleanup to address groundwater releases of acidic metal-bearing solutions from past copper mining and production facilities. The remedial actions are governed by a 1997 consent decree (“1997 Consent Decree”) between the Arizona Department of Environmental Quality and the two current owners/operators of the copper mining and production facilities (one of whom is the successor to Inspiration’s buyer), both of whom the State also designated as PRPs, and Inspiration (collectively, the “Group”).

The two current owners/operators of the copper mining and production facilities have been jointly financing and performing the investigation and remediation work since the late 1980’s. Inspiration has been and will be indemnified by its buyer and the buyer’s successor for its share of the common costs under the terms of the 1988 Asset Sale Agreement and a subsequent April 2005 settlement agreement. The April 2005 settlement agreement further confirmed and documented that the buyer’s successor will indemnify Inspiration for its share of all past and future costs arising out of the 1997 Consent Decree, judicially determined claims against Inspiration arising out of the cost recovery suit discussed below, and Inspiration’s share of common counsel legal fees in conjunction with all these matters, as well as other matters described in the 1988 Asset Sale Agreement.

In 1991, the Group filed a cost recovery action against other former owners and operators of the two properties constituting the Pinal Site. A substantial portion of this litigation has been settled and resolved. The one principal unresolved issue is the allocation of liability between the two current owners/operators of the two copper mining and production facilities. As noted above, Inspiration is no longer actively involved in the cost recovery litigation since it is fully indemnified by the buyer’s successor under the terms of the April 2005 settlement agreement. More than a decade ago, residents in an area of the Pinal Site brought a class action lawsuit against the Group seeking property damages and medical monitoring for potential personal injuries allegedly related to the acidic, metal-bearing groundwater. The class action lawsuit was settled in September 2000, although plaintiffs reserved the right to assert personal injury claims individually. Pursuant to the terms of certain environmental indemnity provisions of the 1988 Asset Sale Agreement, Inspiration paid 50% of the September 2000 settlement agreement costs allocated to the former Inspiration copper mining and production facility. After consideration of such factors as the number of PRPs and the levels of financial responsibility, including the ongoing litigation and contractual indemnities, we believe our liability with respect to these matters will not be material.

We retained a small number (less than 10%) of our retail locations after the sale of our distribution business in 1999. Some of these locations are now, or are expected in the future to be, the subject of environmental clean-up activities for which we have retained liability. We do not believe that those environmental costs and liabilities will have a material effect on our results of operations, financial position or net cash flows. As of December 31 2007, there were 13 remaining retail locations with which we were engaged in some level of environmental clean-up activities and/or monitoring. The total net cost associated with the former retail locations in 2008 and beyond (including environmental expenditures and proceeds from voluntary clean-up reimbursements and sale of properties) is not expected to exceed $1.0 million.

With respect to the Verdigris, Oklahoma facility, Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the facility) retains liability for certain environmental matters. With respect to the Beaumont, Texas facility, DuPont retains responsibility for certain environmental costs and liabilities stemming from conditions or operations to the extent they existed or occurred prior to its sale of the facility to us in 1991. Likewise, with respect to the Billingham and Severnside, England facilities, the seller, ICI, indemnified us, subject to certain conditions, for pre-December 31, 1997 environmental contamination associated with the purchased assets. Known conditions are not expected to result in material expenditures but discovery of unknown conditions or the failure of prior owners and operators and indemnitors to meet their obligations could require significant expenditures. We retained certain liability for the pre-closing environmental condition of the Billingham and Severnside, England facilities in conjunction with the establishment of GrowHow UK joint venture in 2007. Upon cessation of production at the Severnside England facility on January 31, 2008, we commenced dismantling of the facility and remediation of the site.

We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities to comply with applicable environmental requirements. We estimate that the total cost of additional equipment to comply with these requirements in 2008 and the next two years will be less than $23 million. Our capital expenditures related to environmental control in 2007, 2006 and 2005 were approximately $2.5 million, $1.2 million and $1.3 million, respectively. Projected environmental capital expenditures are $9.1 million for 2008, $9.1 million for 2009 and $4.8 million for 2010.

We endeavor to comply in all material respects with applicable environmental, health and safety regulations and we have incurred substantial costs in connection with this compliance. Because these laws and regulations are expected to continue to change and generally to be more restrictive than current requirements, the costs of compliance will likely increase. We do not expect our compliance with these laws and regulations to have a material adverse effect on our results of operations, financial position or net cash flows. However, there can be no guarantee that new regulations will not result in material costs.

We believe that our policies and procedures now in effect are in compliance with applicable environmental laws and with the permits relating to the facilities in all material respects. However, in the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment. Such releases could cause substantial damages or injuries. Although environmental expenditures have not been material during the past year, it is impossible to predict or quantify the impact of future environmental liabilities associated with releases of hazardous substances from our facilities. Such liabilities could have a material adverse impact on our results of operations, financial position or net cash flows.

Employees

We had 871 full-time employees at December 31, 2007.

Available Information

Terra was incorporated in Maryland in 1978 and is subject to the reporting requirements of the Securities Exchange Act of 1934 and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be obtained from the SEC through the following site:

Office of Public Reference
100 F Street, NE
Room 1580
Washington, D.C. 20549-0102

Phone: (202) 551-8090
Fax: (202) 777-1027
E-mail: publicinfo@sec.gov

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.terraindustries.com.

We also make available, free of charge on our Web site, the charters of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, as well as the Corporate Governance Guidelines of our Board of Directors (“Board”) and our Code of Ethics and Standards of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Ethics and Standards of Business Conduct) adopted by our Board. These documents are posted on our Web site at www.terraindustries.com.

Copies of any of these documents will also be made available, free of charge, upon written request to:

Terra Industries Inc.
Attention: Investor Relations
600 Fourth Street
P.O. Box 6000
Sioux City, Iowa 51102-6000
Phone: (712) 277-1340

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that our management currently deems immaterial may also impair our business and operations.

A substantial portion of Terra’s operating expense is related to the cost of natural gas, and an increase in such cost that is either unexpected or not accompanied by increases in selling prices of products could result in reduced profit margins and lower product production.

The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2007 comprised about 44% of total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. We have previously idled one or more of our plants in response to high natural gas prices. A significant portion of our competitors’ global nitrogen production occurs at facilities with access to fixed-priced and/or product related natural gas supplies, similar to our gas supply contract in Trinidad. The natural gas costs for these competitors’ facilities have been and likely will continue to be substantially lower than our costs.

Declines in the prices of our products may reduce profit margins.

Prices for nitrogen products are influenced by the global supply and demand conditions for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela. New global ammonia capacity is expected abroad in the foreseeable future. If this anticipated growth in new capacity exceeds the growth in demand, the price at which we sell our nitrogen products may decline, resulting in reduced profit margins, lower production of products and potential plant closures. Supply in the U.S. and Europe is also affected by trade regulatory measures, which restrict import supply into those markets. Changes in those measures would likely adversely impact available supply and pricing.

Our products are subject to price volatility resulting from periodic imbalances of supply and demand, which may cause the results of operations to fluctuate.

Historically, the prices for our products have reflected frequent changes in supply and demand conditions. Changes in supply result from capacity additions or reductions and from changes in inventory levels. Demand for products is dependent on demand for crop nutrients by the global agricultural industry and on the level of industrial production. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for our products are affected by general economic conditions. As a result of periodic imbalances of supply and demand, product prices have been volatile, with frequent and significant price changes. During periods of oversupply, the price at which we sell our products may be depressed and this could have a material adverse effect on our business, financial condition and results of operations.

Our products are global commodities and we face intense competition from other producers.

Our products are global commodities and can be subject to intense price competition from both domestic and foreign sources. Customers, including end-users, dealers and other crop-nutrient producers and distributors, base their purchasing decisions principally on the delivered price and availability of the product. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. The U.S. and the European Commission each have implemented trade regulatory measures which are designed to address this type of unfair trade. Changes in these measures could have an adverse impact on our sales and profitability of the particular products involved. Some of our principal competitors have greater total resources and are less dependent on earnings from nitrogen fertilizer sales. In addition, a portion of global production benefits from natural gas contracts that have been, and could continue to be, substantially lower priced than our natural gas. Our inability to compete successfully could result in the loss of customers, which could adversely affect sales and profitability.

Our business is subject to risks related to weather conditions.

Adverse weather conditions may have a significant effect on demand for the Company’s nitrogen products. Weather conditions that delay or intermittently disrupt field work during the planting and growing season may cause agricultural customers to use less or different forms of nitrogen fertilizer, which may adversely affect demand for the product that we sell. Weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to pay our customers.

Weather and/or weather forecasts can dramatically affect the price of natural gas, our main raw material. Colder than normal winters as well as warmer than normal summers increase the natural gas demand for residential use. Also, hurricanes affecting the gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

Our risk measurement and hedging activities might not prevent losses.

We manage commodity price risk for our businesses as a whole. Although we implemented risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk, and adverse changes involving volatility, adverse correlation of commodity prices and the liquidity of markets might still adversely affect earnings and cash flows, as well as the balance sheet under applicable accounting rules, even if risks have been identified. The ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

In an effort to manage financial exposure related to commodity price and market fluctuations, we have entered into contracts to hedge certain risks associated with its assets and operations. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist. We may not be able to successfully manage all credit risk and as such, future cash flows could be impacted by counterparty default.

We are substantially dependent on our manufacturing facilities, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

Our manufacturing operations may be subject to significant interruption if one or more of our facilities were to experience a major accident, equipment failure or were damaged by severe weather or other natural disaster. In addition, our operations are subject to hazards inherent in chemical manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. For example, an explosion at our Port Neal, Iowa facility in 1994 required us to rebuild nearly the entire facility, and a June 1, 2006 explosion shut down the ammonia production plant in Billingham, England until repairs were completed in August 2006. In addition, approximately four weeks of unplanned outages at our Point Lisas Nitrogen facility during the 2006 third quarter to repair failing heat exchangers were only partly successful and the plant operated at about 80% of capacity until replacement exchangers were installed during a scheduled turnaround in early 2007. Also, a mechanical outage at the Courtright, Ontario facility in April 2001 required us to shut down that facility for approximately two months. We currently maintain property insurance, including business interruption insurance, but it may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs.

We may be adversely affected by environmental laws or regulations to which it is subject.

Our U.S., Canadian and U.K. operations and properties are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid materials and wastes, water quality, investigation and remediation of contamination, transportation and worker health and safety. We could incur substantial costs, including capital expenditures for equipment upgrades, fines and penalties and third-party claims for damages, as a result of compliance with, violations of or liabilities under environmental laws and regulations. We are also involved in the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. If such materials have been or are disposed of or released at sites that require investigation and/or remediation, Terra may be responsible under “CERCLA,” or analogous laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.

We have liability as a potentially responsible party at certain sites under certain environmental remediation laws, and have also been subject to related claims by private parties alleging property damage and possible personal injury arising from contamination relating to active as well as discontinued operations. We may be subject additional liability or additional claims in the future. Some of these matters may require expenditure of significant amounts for investigation and/or cleanup or other costs.

We may be required to install additional pollution control equipment at certain facilities in order to maintain compliance with applicable environmental requirements.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. We may be required to install additional air and water quality control equipment, such as low emission burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of our facilities to comply with applicable environmental requirements. Such investments would reduce income from future operations. Present and future environmental laws and regulations applicable to operations, more vigorous enforcement policies and discovery of unknown conditions may require substantial expenditures and may have a material adverse effect on results of operations, financial position or net cash flows.

Government regulation and agricultural policy may reduce the demand for our products.

Existing and future government regulations and laws may reduce the demand for our products. Existing and future agricultural and/or environmental laws and regulations may impact the amounts and locations of fertilizer application and may lead to decreases in the quantity of nitrogen fertilizer applied to crops. Changes in U.S. energy policies may affect the demand for our nitrogen products. Any such decrease in the demand for fertilizer products could result in lower unit sales and lower selling prices for nitrogen fertilizer products. U.S. and E.U. governmental policies affecting the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices could also affect the demand and selling prices of our products. In addition, we manufacture and sell ammonium nitrate (AN) in the U.S., and in the U.K. through its GrowHow joint venture. Ammonium nitrate can be used as an explosive and was used in the Oklahoma City bombing in April 1995. It is possible that either the U.S. or U.K. governments could impose limitations on the use, sale or distribution of AN, thereby limiting our ability to manufacture or sell this product.

We are subject to risks associated with international operations.

Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the U.S.; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2007, we derived approximately 16% of our net sales from outside of the U.S. Terra’s business operations include a 50% interest in an ammonia production joint venture in the Republic of Trinidad and Tobago and a 50% interest in a U.K. joint venture for the production of ammonia, and a 50% interest in an ammonia shipping joint venture that provides transportation of ammonia from the Trinidad facility to the U.S. and other world markets.

Our business may be adversely impacted by our leverage, which may require the use of a substantial portion of excess cash flow to service debt and may limit our access to additional capital.

Our debt could have important consequences on our business. For example, it could (i) increase our vulnerability to adverse economic and industry conditions by limiting flexibility in reacting to changes in the business industry, (ii) reduce our cash flow available to fund working capital, capital expenditures and other general corporate purposes, (iii) place us at a competitive disadvantage compared to competitors that have less leverage and (iv) limit our ability to borrow additional funds and increase the cost of funds that we can borrow. We may not be able to reduce our financial leverage when we choose to do so, and may not be able to raise capital to fund growth opportunities.

We may not be able to finance a change of control offer.

If we consider an offer that would result in a “change of control” (as defined in its bond indentures and the instruments governing its Series A convertible preferred shares), it may need to refinance large amounts of debt. If a change of control occurs, we must offer to buy back the notes under its indenture governing its 7% senior notes due 2017 and the Series A convertible preferred shares for a price equal to 101% of the notes’ principal amount or 100% of the liquidation value of the Series A convertible preferred shares, as applicable, plus any interest or dividends which have accrued and remain unpaid as of the repurchase date. There can be no assurance that there will be sufficient funds available for any repurchases that could be required by a change of control.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Terra’s North American manufacturing facilities and its joint venture manufacturing facilities, in which Terra owns a 50% interest, are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the nitrogen products manufacturing facilities was approximately 98%, 83% and 96% in 2007, 2006 and 2005, respectively.

Terra owns all of its manufacturing facilities, unless otherwise indicated below.

Our facilities have the following production capacities:

North America

	Annual Capacity[1]
Location	Ammonia[2]	UAN[3]	AN4	Urea[5]	Methanol[6]

Beaumont, Texas[7]	255,000	—	—	—	225,000,000
Donaldsonville, Louisiana[8]	500,000	—	—	—	—
Port Neal, Iowa	370,000	840,000	—	60,000	—
Verdigris, Oklahoma	1,050,000	2,200,000	—	—	—
Woodward, Oklahoma[9]	440,000	340,000	—	25,000	40,000,000
Yazoo City, Mississippi[10]	500,000	600,000	775,000[11]	20,000	—
Courtright, Ontario	480,000	400,000	—	175,000	—

Total	3,595,000	4,380,000	775,000	280,000	265,000,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns.
2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
3.	Measured in tons of UAN containing 28% nitrogen by weight.
4.	Measured in tons.
5.	Urea is sold as urea liquor from the Port Neal, Woodward and Yazoo City facilities and as either granular urea or urea liquor from the Courtright facility. Production capacities shown are for urea sold in tons.
6.	Measured in gallons.

7.	The Beaumont facility was mothballed in December 2004 and remains out of production. The Beaumont plant is under contract to be sold in 2009.

8.	The Donaldsonville facility’s manufacturing capacity consists of a single ammonia plant. This plant was mothballed in January 2005 and is currently out of production. In February 2008, we announced that we intend to restart the facility in the third quarter 2008.
9.	Woodward’s plant capacity depends on product mix (ammonia/methanol).
10.	The Yazoo City facility also produces merchant nitric acid; sales for the twelve months ended December 31, 2007 were 53,000 product tons.
11.	Terra’s full AN capacity at Yazoo City is 835,000 tons, however such production would limit Yazoo City’s UAN production to approximately 450,000 tons and increase urea production to 45,000 tons. The plant has the ability to produce both agricultural grade AN and industrial grade AN (IGAN).

Beaumont, Texas. The Beaumont facility is located six miles south of Beaumont, Texas on the Neches River. Terra owns the plant and processing equipment. The facility’s real estate is leased from E.I. Dupont de Nemours and Company (“DuPont”) at a nominal rate under a lease that expires in 2090. The facility is entirely contained within an industrial complex owned and operated by DuPont and is under contract for sale to Eastman Chemical Company. See further discussion of the Beaumont facility under the “Methanol Business Segment” heading.

Donaldsonville, Louisiana. The Donaldsonville facility is located on approximately 766 acres fronting the Mississippi River and, in 2004, included two ammonia plants, a urea plant and two melamine crystal production plants. During 2006 all of these plants, except for one ammonia plant, were decommissioned and sold for parts or scrap. The remaining ammonia plant is currently not in production but we have announced that we will restart it in the third quarter of 2008. The facility contains a deep-water port facility on the Mississippi River, allowing for barge transportation and making Donaldsonville one of the northernmost points on the river capable of receiving economical ocean-going vessels.

Port Neal, Iowa. The Port Neal facility is located on approximately 120 acres 12 miles south of Sioux City, Iowa on the Missouri River. The facility consists of an ammonia plant, two urea plants, two nitric acid plants and a UAN plant.

Verdigris, Oklahoma. The Verdigris facility is located on 650 acres northeast of Tulsa, Oklahoma, near the Verdigris River. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Terra owns the plants and leases the port terminal from the Tulsa-Rogers County Port Authority.

Woodward, Oklahoma. The Woodward facility is located on approximately 450 acres in rural northwest Oklahoma and consists of an integrated ammonia/methanol plant, a nitric acid plant, a urea plant and a UAN plant.

Yazoo City, Mississippi. The Yazoo City facility is located on approximately 2,240 acres in Yazoo County, Mississippi with approximately 60 acres of such land subject to a long-term lease with Yazoo County. The facility includes one ammonia plant, five nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility.

Courtright, Ontario, Canada. The Courtright facility is located on 700 acres south of Sarnia, Ontario near the St. Clair River. The facility consists of an ammonia plant, a UAN plant, a nitric acid plant and a urea plant.

Joint Ventures

	Annual Capacity[1]
Location	Ammonia[2]	AN3	Fertilizer[3]
			Compounds

Ince, U.K.[4]	201,000	343,000	340,000
Billingham, U.K.[4]	225,000	260,000
Point Lisas, Trinidad and Tobago[5]	360,000	—	—

Total	786,000	603,000	340,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns.
2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
3.	Measured in tons.
4.	Represents Terra’s 50% interest in capacity of facilities owned by GrowHow UK, a 50/50 joint venture between Terra and Kemira GrowHow Oyj established in September 2007.
5.	Represents Terra’s 50% interest in the Point Lisas plant capacity.

Billingham, U.K. The Billingham facility, located in the Teesside chemical area, is geographically split among three separate areas: the main site contains an ammonia plant, three nitric acid plants and a carbon dioxide plant; the Portrack site approximately two miles away contains an AN fertilizer plant; and the north Tees site approximately five miles away has ammonia storage which GrowHow operates under a 99-year lease with a third-party and import/export facility that GrowHow uses under license from the Crown and under an agreement with a third-party operator. The Billingham facility is owned by GrowHow UK, a 50/50 joint venture with Kemira GrowHow.

Ince, U.K. The Ince facility is located in northwestern England and is owned by GrowHow UK. The facility consists of one ammonia plant, three nitric acid plants, an AN plant and three fertilizer compound plants.

Trinidad. The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned by a 50/50 joint venture with KNC Trinidad Limited. This facility has the capacity to produce annually 720,000 tons of ammonia from natural gas supplied under contract with the National Gas Company of Trinidad and Tobago.

Item 3.	Legal Proceedings

From time to time, we are involved in claims, disputes, administrative proceedings and litigation, arising in the ordinary course of business. We do not believe that the matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our business, results of operations, financial position or net cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

Executive Officers of Terra

The following paragraphs set forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer’s business experience during the past five years:

Present positions and offices with the Company
Name	and principal occupations during the past five years

Michael L. Bennett	President and Chief Executive Officer of Terra since April 2001. Age 54.
Joe A. Ewing	Vice President, Investor Relations and Human Resources of Terra since December 2004; Vice President, Human Resources of Mississippi Chemical Corporation from April 2003 to December 2004; Vice President, Marketing and Distribution of Mississippi Chemical Corporation from 1999 to April 2003. Age 57.
Brian K. Frantum	Vice President and Controller of Terra since July 2007; Assistant Controller from 2005 to July 2007; Senior Accountant of Stillwater Mining Company from August 2003 to July 2005 and Senior Accountant of KPMG from August 1999 to August 2003. Age 38.
Joseph D. Giesler	Senior Vice President, Commercial Operations of Terra since December 2004; Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002. Age 49.
Daniel D. Greenwell	Senior Vice President and Chief Financial Officer of Terra since July 2007; Vice President, Controller from April 2005 to July 2007; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer of Zoltek Companies Inc. from 1996 to 2002. Age 45.
John W. Huey	Vice President, General Counsel and Corporate Secretary of Terra since October 2006; Counsel with Shughart Thomson & Kilroy, P.C. from 2005-2006; Attorney with Butler Manufacturing Company from 1978 to 2004, Vice President of Administration from 1993 to 1998, Vice President, General Counsel and Corporate Secretary from 1998 to 2004. Age 60.
Francis G. Meyer	Executive Vice President of Terra since July 2007; Senior Vice President and Chief Financial Officer of Terra from November 1995 to July 2007. Age 55.
Richard S. Sanders Jr.	Vice President, Manufacturing of Terra since August 2003; Plant Manager, Verdigris, Oklahoma manufacturing facility from 1995 to August 2003. Age 50.

Present positions and offices with the Company
Name	and principal occupations during the past five years

Douglas M. Stone	Senior Vice President, Sales and Marketing since September 2007; Vice President, Corporate Development and Strategic Planning from 2006 to September 2007; Director, Industrial Sales from 2003 to 2006; Manager, Methanol and Industrial Nitrogen from 2000 to 2003. Age 42.

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

The market in which Terra’s common shares are traded is the NYSE. Set forth below are the high and low sales prices of Terra’s common shares during each quarter specified as reported on the NYSE.

(per-share data and stock prices)	March 31	June 30	Sept. 30	Dec. 31

2007
Common Share Price:
High	$18.93	$25.90	$32.25	$51.15
Low	11.08	17.01	17.69	27.13

2006
Common Share Price:
High	$7.40	$9.19	$7.99	$12.40
Low	5.45	5.93	6.07	7.80

As of February 22, 2008 there were approximately 5,840 record holders of Terra’s common stock.

We do not currently intend to declare or pay dividends on our common stock. Further, our ability to pay dividends is restricted by certain covenants contained in our credit facility, as well as certain restrictions contained in the indenture governing our senior notes. See Note 8 of Notes to the Consolidated Financial Statements.

Performance Graph

A comparative performance graph is to be included with our annual report to security holders that accompanies or precedes a proxy or information statement relating to an annual meeting of security holders at which directors are to be elected. A line-graph presentation is required, comparing cumulative, indexed, five-year stockholder returns on specified, hypothetical investments. These investments must include the S&P 500 Stock Index and either a nationally recognized industry standard or an index or peer companies selected by Terra.

The “Annual Return Percentage” graph above illustrates the annual returns realized in each of the years from 2003 through 2007 on hypothetical investments in Terra, the S&P 500 Stock Index and Terra’s industry peer group.

Indexed Annual Returns on Hypothetical $100 Investment
	Year Ending December 31,
Company Name/Index	2003	2004	2005	2006	2007

Terra Industries Inc.	$216.34	$580.39	$366.01	$783.01	$3,121.57

S&P 500 Stock Index	$128.68	$142.69	$149.70	$173.34	$182.86

Industry Peer Group	$140.27	$231.46	$222.24	$321.19	$858.19

The “Indexed Annual Returns” table assumes three investments of $100 at the close of the last trading day in 2002, and follows these investments through the subsequent five years. The three investments are in Terra common shares, the S&P 500 Stock Index, and Terra’s industry peer group.

Terra has for some years chosen to use a self-selected industry peer group. In the graph and table above, companies in Terra’s self-selected industry peer group manufacture commodity chemicals (including chemicals other than nitrogen products and methanol) and have market caps similar to Terra’s. The current peer group consists of the following companies: Agrium, Inc., Celanese AG, CF Industries, Cytec Industries, Inc., Georgia Gulf Corporation, Huntsman Chemical, Methanex Corporation, Millenium Chemicals Inc., Mosiac, NOVA Chemicals Corp., Potash Corporation of Saskatchewan Inc., TNCLP, and Yara North America, Inc.

In previous reports, we included Lyondell Chemical Company in our peer group. We have removed it this year due to its merger with Basell AF.

Company Purchases of Equity Securities

On April 25, 2006, the Board of Directors authorized us to repurchase a maximum of 10 percent, or 9,516,817 shares, of our outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by us. During 2007, we repurchased 4,000,000 shares at an average price of $21.86. The remaining number of shares that we are authorized to repurchase is 2,841,717 at December 31, 2007.

The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

The following table provides information about share repurchases by us during 2007. We did not repurchase any shares during the 2007 fourth quarter.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicly	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per Share	Programs	Plans or Programs

May 2007	650,000	$18.79	3,325,100	6,191,717
June 2007	350,000	19.97	3,675,100	5,841,717
July 2007	200,000	25.33	3,875,100	5,641,717
August 2007	2,800,000	22.55	6,675,100	2,841,717

The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

Item 6.	Selected Financial Data

Financial Summary

(in thousands, except per share data)	2007(1)	2006	2005	2004(2)	2003(3)

Income Statement Data:
Revenues	$2,360,066	$1,836,722	$1,939,065	$1,509,110	$1,351,055
Income (loss) from operations	420,364	66,280	113,696	134,746	(23,560)
Net income (loss)	201,896	4,213	22,087	67,596	(12,481)
Preferred share dividends	(5,100)	(5,100)	(5,134)	(1,029)	—

Basic income per share	2.17	(0.01)	0.18	0.87	(0.16)
Diluted income per share	$1.90	$(0.01)	$0.18	$0.85	$(0.16)

Balance Sheet Data:
Total assets	$1,888,327	$1,572,713	$1,523,625	$1,685,508	$1,125,062
Long-term debt and capital leases	$330,000	$331,300	$331,300	$435,238	$402,206
Preferred stock	$115,800	$115,800	$115,800	$133,069	$—

(1)	The 2007 selected financial data includes (i) the effects of contributing our Terra Nitrogen U.K. operations into the GrowHow UK Limited joint venture on September 14, 2007 (ii) a $39.0 million impairment charge for our Beaumont, Texas assets and (iii) a $38.8 million loss on the early retirement of debt associated with the debt refinancing that we completed during 2007.

(2)	The 2004 selected financial data includes the effects of the December 21, 2004 acquisition of Mississippi Chemical Corporation and the issuance of preferred shares during the 2004 fourth quarter.

(3)	The 2003 selected financial data includes a $53.1 million charge for impairment of long-lived assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As you read this management’s discussion and analysis of financial condition and results of operations, you should refer to our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this report.

Introduction

In this discussion and analysis, we will explain our general financial condition and results of operations including:

•	factors which affect our business,
•	our earnings and costs in the periods presented,
•	changes in earnings and costs between periods,
•	sources of earnings,
•	impact of these factors on our overall financial condition,
•	expected future expenditures for capital projects, and
•	expected sources of cash for future capital expenditures.

We have organized our discussion and analysis as follows:

•	First, we discuss our strategy.
•	We then describe the business environment in which we operate including factors that affect our operating results.
•	We highlight significant events that are important to understanding our results of operations and financial condition.
•	We then review our results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by operating segment.
•	We review our financial condition addressing our sources and uses of cash, security ratings, capital resources, capital requirements, commitments, and off-balance sheet arrangements.
•	Finally, we discuss our critical accounting policies and recently issued accounting standards. The critical accounting policies are those that are most important to both the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgment.

Business Strategies

We are a leading North American producer and marketer of wholesale nitrogen products, serving agricultural and industrial markets. The nitrogen products industry has periods of oversupply during industry downturns that lead to capacity shutdowns at the least cost-effective plants. These shutdowns are followed by supply shortages, which result in higher selling prices and higher industry-wide production rates during industry upturns. The higher selling prices encourage capacity additions until we again start to see an oversupply, and the cycle repeats itself.

To succeed in this business, a producer must have the financial strength to weather industry downturns and the ability to serve its markets cost-effectively during every phase of the cycle. A nitrogen producer will also benefit from having one or more business segments that operate in non-agricultural markets to balance the cyclicality of those markets.

We base our business strategies on these concepts. In practice, this means we:

•	Manage our North American and U.K. assets to reap the highest returns through the cycle. We accomplish this by maintaining our facilities to be safe and reliable, cultivating relationships with natural customers who due to their physical location can receive our product most economically, and closely managing the supply chain to keep storage, transportation and other costs down.
•	Continuously look for opportunities to expand outside our current geography with gas-advantaged projects. While North American gas markets are at less of a disadvantage than they were a few years ago, we still believe it is prudent to diversify our natural gas sourcing so that a greater share of our total needs is sourced outside of North America.
•	Develop higher-return North American product markets, such as that for UAN, our primary nitrogen fertilizer product and TerraCair, our diesel exhaust treatment product.
•	Commit resources to building our industrial and environmental businesses.

In every case, we invest our capital judiciously to realize a return above the cost of capital over the industry cycle.

Recent Business Environment

The following factors are the key drivers of our profitability: nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance; and natural gas costs, particularly in North American markets.

Demand

Nitrogen products demand is driven by a growing global population, its desire for a higher-protein diet and to a lesser degree, by the rise of corn-consuming biofuels in North America. Nitrogen products can sometimes substitute for one another. For example, in today’s market environment a farmer who would ordinarily prefer ammonia because of its economics might be willing to accept another nitrogen product when soil conditions prohibit ammonia application or when ammonia is not available. This is because currently, very strong commodity grain prices are making yields realized at harvest—rather than dollars spent on inputs per acre of crop—the grower’s primary concern. While upgraded products contain less nitrogen by weight, they are generally easier to ship, store and apply than ammonia. A grower in these circumstances appreciates the greater application flexibility of upgraded products since it gives him a larger window of opportunity to get nitrogen on his crops and encourage a higher yield. In today’s market environment, upgraded products, and UAN in particular, are realizing significant premiums over ammonia as a nitrogen source. This should remain the case for as long as commodity grain prices hold strong.

Supply

Imports are a major factor in the nitrogen products supply picture, as they account for over half of the total North American nitrogen supply, with the levels varying among the various products. Products containing the highest percentage of nitrogen by weight are the most economical to ship, so make up the greatest share of those imports. Most producers exporting nitrogen products into North America can afford to do so because they are manufacturing product with cheaper gas than that which is available to North American producers. European and Commonwealth of Independent States (“CIS”) producers have their own variable gas cost dynamics and we do not expect these producers will be able to consistently export nitrogen products at lower costs than North America producers.

Natural Gas Costs

North American natural gas markets have been volatile for a number of years. From 2000 to 2005, European and CIS countries had lower natural gas costs than North America. During the industry downturn of those years, North American producers—having the highest cost basis—were the marginal producers, and many North American producers shut down capacity or went out of business altogether. In 2006 and 2007, North American natural gas prices moderated and became less volatile as liquefied natural gas (“LNG”) imports and other factors helped to stabilize supply. With gas markets leveling across the globe, our natural gas cost disadvantage has been significantly reduced, and we retain our advantage of close proximity to our markets.

There continues to be gas-advantaged regions in the world, and we expect them to continue to export nitrogen products. We will manage our North American and UK assets to be competitive.

Strategy Effectiveness

By executing the business strategies discussed above throughout 2007, we were able to:

•	Achieve record production, earnings, cash flows and returns for Terra and our stockholders.
•	Refinance long-term debt of $330 million for 10 years with a fixed interest rate of 7.0%, saving us approximately $18 million per year
•	Finalize plans to sell our Beaumont facility, consisting primarily of methanol production assets, focusing us more completely on our core business of nitrogen production.
•	Contribute our U.K. assets to a joint venture that we believe will result in higher returns in that mature market.
•	Fully fund our pension plans.
•	Repurchase 6.7 million common shares as part of our share repurchase program.
•	End the year with cash balances of $698 million, which included customer prepayments of $299 million

These concepts continue to influence our decisions, as we have announced since reporting 2007 results that we plan to restart in the 2008 third quarter our Donaldsonville ammonia plant, which has been idle since 2004, and that we are evaluating projects to increase upgrading capacity at several of our North American facilities.

Results of Operations

Consolidated Results

We reported 2007 net income of $201.9 million on revenues of $2.4 billion compared with a 2006 net income of $4.2 million on revenues of $1.8 billion. The increase in net income and revenue is due to higher sales volumes and prices. The 2007 net income includes a $38.8 million early retirement of debt charge and a $39.0 million impairment charge. Diluted income per share for 2007 was $1.90 compared with a loss of $(0.01) for 2006.

In September 2007, we contributed our U.K. operations into GrowHow UK Limited, a joint venture with Kemira GrowHow Oyj. We account for this joint venture as an equity method investment and the fourth quarter results of the historic U.K. operations are not included as a component of operating income.

Consolidated Performance Summary

(in thousands)	2007	2006	2005

Revenues:
Nitrogen products	$2,293,139	$1,793,759	$1,899,236
Methanol	55,342	34,955	31,347
Other revenues	11,585	8,008	8,482

Total revenues	$2,360,066	$1,836,722	$1,939,065

Operating Income (loss):
Nitrogen products	$447,420	$63,275	$131,474
Methanol	(23,374)	4,952	(14,089)
Other expense—net	(3,682)	(1,947)	(3,689)

Total operating income	$420,364	$66,280	$113,696

Nitrogen Volumes and Prices	2007		2006		2005

(quantities in	Sales	Average	Sales	Average	Sales	Average
thousands of tons)	Volumes	Unit Price*	Volumes	Unit Price*	Volumes	Unit Price*

Ammonia	1,985	$333	1,897	$315	1,898	$303
UAN	4,652	$198	3,894	$140	4,368	$151
Urea	106	$313	147	$262	151	$262
Ammonium nitrate	1,348	$246	1,116	$224	1,581	$202

*After deducting $137.3 million, $118.6 million and $93.9 million outbound freight costs for 2007, 2006 and 2005, respectively.

Results of Operations—2007 Compared with 2006

Nitrogen

Nitrogen product revenues increased by $499.4 million to $2.3 billion for 2007 compared to $1.8 billion for 2006. The increase was primarily due to increased nitrogen prices and increased sales volumes for ammonia, UAN and ammonium nitrate. Demand for nitrogen products increased due to higher production of key commodities, including corn and wheat, in response to higher prices.

Nitrogen product operating income increased by $384.1 million to $447.4 million for 2007, compared to $63.3 million for 2006. The increase in operating income was primarily due to a $285.3 million increase in sales prices, a $75.3 million increase in sales volumes and lower natural gas unit costs.

Natural gas unit costs, net of forward pricing gains and losses, were $6.68 per million British thermal units (“MMBtu”) during 2007 compared to $7.14 per MMBtu during 2006. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of forward price contracts, 2007 natural gas costs for the nitrogen products segment were $53.7 million higher than spot prices, as compared to 2006 natural gas costs which were $50.3 million higher than spot prices.

Methanol

Methanol revenues were $55.3 million and $35.0 million for the years ended December 31, 2007 and 2006, respectively. The 2007 and 2006 revenues included $12.0 million of cash margin revenue under the Methanex contract. Methanol sales in 2007 and 2006 were 36.8 million and 18.6 million gallons, respectively. The increased sales volumes were primarily due to operating the Woodward, Oklahoma methanol facility at 92% of operating capacity during 2007. During 2006, we operated the facility at 46% of operating capacity in response to the high natural gas prices during the first half.

The methanol segment had a 2007 operating loss of $23.4 million compared to 2006 operating income of $5.0 million. In connection with entering into the Beaumont facility sales agreement with Eastman Chemical Company, our methanol segment loss included a $39.0 million impairment charge.

Other Operating Activities—Net

We had $3.8 million of charges from other operating activities in 2007 compared to $1.9 million in 2006. The increase in expense relates primarily to administrative fees for general corporate activities not allocable to any particular business segment.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $36.7 million primarily due to higher share-based compensation expense due to the increases in our financial performance and stock price during 2007.

Equity Earnings of Unconsolidated Affiliates—GrowHow

We recorded a loss of $2.7 million from our U.K. joint venture during 2007. The equity earnings are classified as non operating and excluded from income from operation as the investees’ operations do not provide additional capacity nor are its operations integrated with our North American supply chain.

Included in the loss is approximately $13 million related to severance and other charges from the announced closure of the Severnside production facility and administrative operations.

Interest Income

Our interest income increased by $10.8 million in 2007 as compared to 2006. The increase is due to higher levels of cash throughout 2007.

Interest Expense and Loss on Early Retirement of Debt

Our interest expense decreased $18.9 million in 2007 to $29.1 million as compared to $48.0 million in 2006. The decrease in interest expense is due to the debt refinancing that we completed in February 2007. As a result of the debt refinancing, we recorded a $38.8 million charge for the early retirement of our bonds due in 2008 and 2010.

Income Taxes

Our income tax expense in 2007 and 2006 was $114.8 million and $9.2 million, respectively. The 2007 effective tax rate was 36%, compared to 69% in 2006. The 2006 effective tax rate differed from the statutory rate due primarily to the effect of currency fluctuations and disallowed interest expense on intercompany loans to non-U.S subsidiaries.

Results of Operations—2006 Compared with 2005

We reported 2006 net income of $4.2 million on revenues of $1.8 billion compared with a 2005 net income of $22.1 million on revenues of $1.9 billion. Diluted loss per share for 2006 was ($0.01) compared with net income per share of $0.18 for 2005. The 2005 net income included a $27.2 million ($24.9 million, net of tax) loss related to the early retirement of debt and an $8.9 million ($8.9 million, net of tax) gain relating to change in fair value of warrants.

Nitrogen Products

Nitrogen product revenues decreased by $105.5 million to $1.8 billion for 2006, compared to $1.9 billion for 2005. The decrease is primarily due to lower UAN and ammonium nitrate sales volumes, which were affected by lower overall fertilizer consumption during the 2006 planting season.

Nitrogen product operating income decreased by $68.2 million to $63.3 million for 2006, compared to $131.5 million for 2005. This decrease was primarily due to the fact that we limited our production rates during the first half of 2006 in response to high natural gas prices. Operating rates averaged 74% of plant capacity during the 2006 first half, which resulted in higher costs for purchased product and reduced plant efficiencies. These effects were partially mitigated during the 2006 second half as operating results normalized in response to higher grain prices and stable natural gas costs.

Natural gas unit costs, net of forward pricing gains and losses, were $7.14 per million British thermal units (“MMBtu”) during 2006 compared to $7.50 per MMBtu during 2005. Most of the 2005 higher costs were absorbed into 2006 beginning inventory values and charged against first quarter 2006 cost of sales. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of these natural gas derivative instruments, 2006 natural gas costs for the nitrogen products segment were $50.3 million higher than spot prices, as compared to 2005 natural gas costs which were $0.7 million lower than spot prices.

Methanol

Methanol revenues were $35.0 million and $31.3 million for the years ended December 31, 2006 and 2005. The 2006 revenues included $12.0 million of cash margin revenue under the Methanex contract. The decrease was due to high fourth quarter natural gas costs. Methanol sales in 2006 and 2005 were 18.6 million and 31.6 million gallons, respectively. The decreased sales volumes in 2006 were primarily due to curtailment of production at the Woodward facility due to the high natural gas prices during the 2006 first half.

The methanol segment had 2006 operating income of $5.0 million compared to an operating loss of $14.1 million in 2005. The 2006 improvement to operating results was primarily due to $12.0 million of cash margin revenue under the Methanex contract and $4.6 million of higher margins on 2006 sales volumes. Ongoing costs at the idled Beaumont facility also declined $2.7 million from 2005.

Other Operating Activities—Net

We had $1.9 million of charges from other operating activities in 2006 compared to $3.7 million in 2005. The decrease in expense relates primarily to administrative fees for general corporate activities not allocable to any particular business segment.

Interest Expense—Net

Net interest expense was $41.5 million in 2006 compared with $45.4 million in 2005. The reduction in interest expense is primarily related to repayment of term debt during the 2005 first half.

Income Taxes

Our income tax expense in 2006 and 2005 was $9.2 million and $14.2 million, respectively. The 2006 effective tax rate was 69%, compared to 39% in 2005. The increase in the 2006 effective tax rate was due primarily to currency fluctuations and disallowed interest expense on intercompany loans to non-U.S subsidiaries.

Liquidity and Capital Resources

Summary

Our primary uses of cash and cash equivalents were to fund our working capital requirements, make payments on our debt and other obligations, make payments for plant turnarounds and capital expenditures, repurchase our common stock under the share repurchase program and fund our pension plans. The principal sources of funds were cash flow from operations and, to the extent required, from funds borrowed under our revolving credit facilities. Cash and cash equivalent balances at December 31, 2007 were $698.2 million. During 2007, cash and cash equivalents increased $519.2 million.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

Total cash provided by (used in):	2007	2006	2005

Operating activities	$747.9	$159.3	$10.9
Investing activities	(94.5)	(48.8)	(22.3)
Financing activities	(133.6)	(19.7)	(144.6)
Effect of exchange rate changes on cash	(0.6)	1.9	8.6

Increase (decrease) in cash and cash equivalents	$519.2	$92.7	$(147.4)

Operating Activities

Our cash flows from operating activities were $747.9 million during 2007. The $747.9 million is comprised of $535.1 million from operations and $212.8 million from changes in our working capital accounts. The $535.1 million includes $201.9 million of net income, adjusted for non-cash expenses. The significant non-cash expenses that we incurred in 2007 were $100.8 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs; $90.9 million of deferred income tax expense; $50.3 million of minority interest; $39.0 million of impairment expense and $28.1 million of share-based compensation costs. Cash from working capital increases included $218.0 million from additional customer prepayments during 2007. At December 31, 2007, we had received approximately $299.4 million of customer prepayments for the selling price and delivery costs of products that we expect to ship during the 2008 first half.

Investing Activities

We used cash of $94.5 million in our investing activities during 2007. The primary uses were related to $31.7 million of property, plant and equipment purchases for our operations, $50.7 million for turnaround activities and $16.8 million of cash retained by GrowHow UK Limited during the formation of the joint venture.

Financing Activities

Our financing activities used cash of $133.6 million during 2007. The primary uses were $87.4 million to repurchase our common stock under our stock repurchase plan and $35.2 million of distributions to the minority interest holders of TNCLP.

During the 2007 first quarter, we completed a debt refinancing whereby we issued $330 million of 7% unsecured senior notes due 2017. These proceeds were used to redeem $200.00 million of 12 7/8% senior secured notes and $131.3 million of 11 1/2% second priority senior secured notes due 2010.

Long-term Debt and Revolving Credit Facilities

In connection with the debt refinancing, we extended the term of our revolving credit facility through 2012. Borrowing availability under the credit facility is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of our consolidated subsidiaries.

At December 31, 2007, there were no outstanding revolving credit borrowings and there were $10.8 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $189.2 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.

Our ability to meet credit facility covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Access to adequate bank facilities is critical to funding our need to build inventories during the second half of the year in order the ensure product availability during the peak sales season. We believe that our credit facilities are adequate for expected 2008 sales levels.

In addition, our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by our ability to obtain sufficient credit terms. For additional information regarding commodity price risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Based on our December 31, 2007 financial position and the current market conditions for our finished products and for natural gas, we anticipate that we will be able to comply with our covenants through 2008.

Preferred Shares

We had 4.25% Cumulative Convertible Perpetual Series A Preferred Shares with a liquidation value of $120 million outstanding at December 31, 2007. The Series A Preferred Shares are not redeemable, but are convertible into common stock at a conversion price of $9.96 per common share at the option of the holder. These preferred shares may, at our option, be automatically converted to common shares after December 20, 2009 if the closing price for common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such a conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms. During 2007, 2006 and 2005 we paid $5.1 million, $5.1 million and $6.0 million, respectively, for preferred share dividends.

Share Repurchases

In April 2006, the Board of Directors authorized the repurchase of up to 10%, or 9.5 million shares, of our outstanding stock on the open market. Under the repurchase program, we repurchase our common stock from time to time in the open market.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

During 2007, we repurchased 4.0 million shares for $87.4 million, or an average price of $21.86 per share, leaving 2.8 million shares available for purchase under the program. We have repurchased a total of 6.7 million shares for $106.2 million since we announced the stock repurchase program in April 2006.

Capital Expenditures

During 2007 and 2006, we funded plant and equipment purchases of $31.7 million and $50.9 million, respectively. Our 2007 capital expenditures were primarily for replacement or sustaining capital needs. The 2006 capital expenditures included approximately $20 million to expand the capabilities of our Yazoo City facility to handle industrial grade ammonium nitrate and add UAN solution handling capabilities at the Donaldsonville terminal. Other capital expenditures in 2006 were primarily for replacement or sustaining capital needs.

We expect 2008 plant and equipment purchases to approximate $45-50 million consisting primarily of expenditures for replacement of equipment or to improve operating results at our manufacturing facilities. We expect to spend approximately $5 million for restarting our Donaldsonville plant, which is anticipated during the 2008 third quarter.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant, generally every two years. We funded $50.7 million and $35.3 million of plant turnaround costs in 2007 and 2006, respectively. We estimate 2008 plant turnaround costs will approximate $10-12 million.

Off-Balance Sheet Transactions

We have leases for equipment, railcars and production, office and storage facilities. These leases are accounted for as operating leases. The assets and liabilities associated with the operating leases are not recorded on our balance sheet.

We have a right to the proceeds of the Severnside facility upon its sale. We are responsible for the remediation costs of the site. We anticipate that the proceeds will exceed the remediation costs, and, as such, have not recorded any assets or liabilities associated with the Severnside facility.

We have the right to receive a cash payment from GrowHow UK Limited related to excess working capital contributions to the joint venture. We anticipate receiving approximately $28 million during the first quarter of 2008. This cash payment has not been recorded as an asset. When received, the cash payment will reduce our equity investment in the joint venture.

Contractual Obligations

Contractual obligations and commitments to make future payments at December 31, 2007 were:

(in millions)			Payments Due In

	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt	$330.0	$—	$—	$—	$330.0
Interest expense on long-term debt	209.8	23.1	46.2	46.2	94.3
Operating leases	144.0	34.7	60.8	42.8	5.7
Ammonia purchase obligations(1)	955.6	86.8	173.8	173.8	521.2
Natural gas and other purchase obligations	261.9	198.0	33.0	28.5	2.4

Total(2)	$1,901.3	$342.6	$313.8	$291.3	$953.6

(1)	We have a contractual obligation to purchase one-half of the ammonia produced by Point Lisas. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. Obligations in the above table are based on purchasing 360,000 short tons per year at the December 2007 average price paid. This contract expires in October 2018.
(2)	The total contractual obligations and commitments do not include a FIN 48 liability of $33.5 million. (See Note 20)

We have three pension plans—an employees’ retirement plan (U.S. Employees’ Plan) and an excess benefit plan (U.S. Excess Plan) in the United States and a pension plan for employees of Terra International (Canada) Inc. (Canadian Employees’ Plan) in Canada. Our U.S. Employees’ Plan and Canada Employees’ Plan are fully funded. Our plan assets exceeded our projected benefit obligations by $10.6 million. Our U.S. Excess Plan is unfunded and benefits are paid as incurred. The projected benefit obligation was $9.9 million at December 31, 2007. The pension projected benefit obligations were computed based on a 6.3% discount rate, which was based on yields for high-quality corporate bonds (Moody’s Investor Service “AA” rated or equivalent) with a maturity approximating the duration of our pension obligation. Future declines in comparable bond yields would increase our pension obligation and future increases in bond yields would decrease our pension obligation. Our pension obligation, net of plan assets, could increase or decrease depending on the extent that returns on pension plan assets is lower or higher than the discount rate.

Our cash contributions to pension plans were $61.7 million in 2007. We do not plan to make any pension payments during 2008. Future contributions depend on our funding decisions, actual returns for plan assets, and legislative changes to pension funding requirements and/or plan amendments. See Note 16 to our Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this report for further information on our retirement benefits plans.

Environmental, Health and Safety

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $17.8 million in 2007. Because environmental health and safety regulations are expected to continue to change and generally to become more restrictive than current requirements, the costs of compliance likely will increase. We do not expect compliance with such regulations to have a material adverse effect on the results of operations, financial position or net cash flows.

We incurred $3.6 million of 2007 capital expenditures to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. We estimate that the cost of complying with these existing requirements in 2008, 2009, 2010 and beyond will be approximately $22.9 million in the aggregate.

Minority Interest

We own 75.3% of the common units of TNCLP, which in accordance with the Agreement of Limited Partnership, permits us to call all common units that we do not own.

TNCLP makes cash distributions to the general and limited partners based on formulas as defined in its Agreement of Limited Partnership. Cash available for distribution depends on earnings, working capital changes and capital expenditures, among other factors. Cash distributions to limited partners will also vary based on increasing amounts allocable to the general partner when cumulative distributions exceed minimum quarterly distribution (MQD) target levels set forth in the Agreement of Limited Partnership. As of December 31, 2007, the cumulative MQD shortfall that must be paid to the limited partners before the general partner receives an incentive payment was $125.3 million. On February 7, 2008, TNCLP announced a $4.45 per unit distribution to be paid during the 2008 first quarter. As a result of this distribution, the pro forma cumulative shortfall as of March 31, 2008 that must be paid before we receive an incentive payment is anticipated to be approximately $53.5 million, or $2.86 per unit. Information regarding the cash distributions and the MQD target levels for the general partner and limited partners can be obtained in various TNCLP filings with the Securities and Exchange Commission, including Form 10-K and Form 10-Q.

During 2007, 2006 and 2005, TNCLP distributed $35.2 million, $8.9 million and $13.6 million, respectively, to the minority TNCLP common unitholders.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. Management considers the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates that management makes. Management bases its estimates on historical experience or various assumptions that they believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Management has discussed the development and selection of our critical accounting estimates, and the disclosure regarding them, with the audit committee of our Board of Directors, and does so on a regular basis. Actual results may differ materially from these estimates.

Derivative and Financial Instruments

We enter into derivative financial instruments, including swaps, basis swaps and put and call options, to manage the effect of changes in natural gas costs, the prices of our nitrogen products and foreign currency risk. We evaluate each derivative transaction and make an election of whether to designate the derivative as a fair-value or cash flow hedge or not to elect hedge designation for the derivative. Upon election of hedge designation, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs. For derivatives that are not designated as hedges, or to the extent a hedge-designated derivative is determined to be ineffective, changes in fair value are recognized in earnings in the period of change.

Until our derivatives settle, we test the derivatives for ineffectiveness. This includes assessing the correlation of NYMEX pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines’ pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically- and industry-appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines’ prices at our facilities.

To the extent possible, we base our market value calculations on third party data. Due to multiple types of settlement methods available, not all settlement methods for future period trades are available from third party sources. In the event that a derivative is measured for fair value based on a settlement method that is not readily available, we estimate the fair value based on forward pricing information for similar types of settlement methods.

Revenue Recognition

Revenue is recognized when persuasive evidence of a transaction exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. Revenue from sales is generally recognized upon shipment of product to the customer in accordance with the terms of the sales agreement. As part of the revenue recognition process, we determine whether collection of trade receivables are reasonably assured based on various factors, including evaluation of whether there has been deterioration in the credit quality of our customers that could result in the inability to collect the receivable balance. In situations where it is unclear whether we will be able to collect the receivable, revenue and related costs are deferred. Related costs are recognized when it has been determined that the collection of the receivable is unlikely.

Inventory Valuation

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined by using the first-in, first-out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. We estimate a reserve for obsolescence and excess of our materials and supplies inventory. Inventory is stated net of the reserve.

Pension Assets and Liabilities

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Our pension plans for U.S. and Canada employees are fully funded. We have a pension plan for certain employees that is unfunded. Our net position on all of our pension plans is funded with a $0.7 million excess amount (net pension asset) at December 31, 2007. The December 31, 2007 pension obligation was computed based on an average 6.3% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is determined based on historical portfolio results and management’s expectations of the future economic environment. Declines in comparable bond yields would decrease our net pension asset. Our net pension asset could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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

During 2007, we entered into an option agreement to sell our Beaumont, Texas facility. In connection with this option agreement, we evaluated the Beaumont facility for impairment and determined that the assets were impaired. We recorded a $39 million impairment charge for these assets.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The statement is effective on a prospective basis for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. We do not expect to adopt SFAS 159 for any instruments at this time.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tack benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007 the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest will be required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest will be identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. The statement is effective for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact SFAS 160 may have on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management and Financial Instruments

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We use derivative financial instruments to manage risk in the areas of (a) foreign currency fluctuations, (b) changes in natural gas prices (c) changes in nitrogen prices and (d) changes in interest rates. See Note 3 to our Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, for additional information on the use of derivative financial instruments.

Our policy is to avoid unnecessary risk and to limit, to the extent practical, risks associated with operating activities. Our management may not engage in activities that expose us to speculative or non-operating risks and is expected to limit risks to acceptable levels. The use of derivative financial instruments is consistent with our overall business objectives. Derivatives are used to manage operating risk within the limits established by our Board of Directors, and in response to identified exposures, provided they qualify as hedge activities. As such, derivative financial instruments are used to manage exposure to interest rate fluctuations, to hedge specific assets and liabilities denominated in foreign currency, to hedge firm commitments and forecasted natural gas purchase transactions, to set a floor for nitrogen selling prices and to protect against foreign exchange rate movements between different currencies that impact revenue and earnings expressed in U.S. dollars.

The use of derivative financial instruments subjects us to some inherent risks associated with future contractual commitments, including market and operational risks, credit risk associated with counterparties, product location (basis) differentials and market liquidity. We continuously monitor the valuation of identified risks and adjust the portfolio based on current market conditions.

Foreign Currency Fluctuations

Our policy is to manage risk associated with foreign currency fluctuations by entering into forward exchange and option contracts covering specific currency obligations or net foreign currency operating requirements, as appropriate. Such hedging is limited to the amounts and duration of the specific obligations being hedged and, in the case of operating requirements, no more than 75% of the forecasted requirements. The primary currencies to which we are exposed are the Canadian dollar and the British pound. At December 31, 2007, we had nominal forward currency positions that were matched with committed capital expenditures.

Natural Gas Prices—North American Operations

Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. North American natural gas requirements for 2008 are approximately 105 million MMBtu. We have hedged 28% of our expected 2008 North American requirements and none of our requirements beyond December 31, 2008. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and our computations. These instruments and other natural gas positions fixed natural gas prices at $9.9 million more than published prices for December 31, 2007 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical price change.

Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Based on our derivatives outstanding at December 31, 2007 and 2006, which included swaps and basis swaps, a $1 per MMBtu increase in NYMEX would increase our natural gas costs by approximately $12.6 million and $11.1 million, respectively. A $1 per MMBtu decrease in NYMEX pricing would decrease our natural gas costs by approximately $12.6 million and $13.4 million, respectively.

Natural Gas Prices—Trinidad Operation

The natural gas requirements of Point Lisas Nitrogen Limited are supplied under contract with the Natural Gas Company of Trinidad and Tobago. The cost of natural gas to the joint venture fluctuates based on changes in the market price of ammonia.

Nitrogen Prices

The prices for nitrogen products can be volatile and from time to time we mitigate some of this volatility through the use of derivative commodity instruments. We have not hedged any of our 2008 North American sales.

Interest Rate Fluctuations

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We had no interest rate financial derivatives outstanding at December 31, 2007.

Interest Rate Sensitivity

(in millions)	Expected Maturity Date

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Long-Term Debt
Senior Unsecured Notes fixed rate of 7% ($US)	$—	$—	$—	$—	$—	$330.0	$330.0	$325.1

Short-Term Borrowings
Revolving credit facility notional amount ($US)	$—	$—	$—	$—	$—	$—	$—	$150.0
Variable interest rate, LIBOR based	—	—	—	—	6.35%	—	6.35%	—
TNLP revolving credit facility, notional amount ($US)	$—	$—	—	$—	$—	$—	$—	$50.0
Variable interest rate, LIBOR based	—	—	—	—	6.35%	—	6.35%	—

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the accompanying consolidated balance sheets of Terra Industries Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Industries Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, relating to the recognition and related disclosure provisions effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 28, 2008

Consolidated Statements of Financial Position

	At December 31,
(in thousands)	2007	2006

Assets
Cash and cash equivalents	$698,238	$179,017
Accounts receivable, less allowance for doubtful accounts of $264 and $332	171,228	198,791
Inventories	131,525	211,017
Other current assets	28,919	31,680

Total current assets	1,029,910	620,505

Property, plant and equipment, net	431,940	720,897
Deferred plant turnaround costs	42,190	44,558
Equity investments	351,986	164,099
Intangible assets	3,763	5,645
Other assets	28,538	17,009

Total assets	$1,888,327	$1,572,713

Liabilities
Accounts payable	$110,705	$156,493
Customer prepayments	299,351	77,091
Accrued and other current liabilities	107,630	75,863

Total current liabilities	517,686	309,447

Long-term debt and capital lease obligations	330,000	331,300
Deferred taxes	99,854	63,851
Pension liabilities	9,268	134,444
Other liabilities	85,615	40,188
Minority interest	109,729	94,687

Total liabilities and minority interest	1,152,152	973,917

Commitments and contingencies (Note 10)	—	—

Preferred Shares—liquidation value of $120,000	115,800	115,800

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 89,587 and 92,630 shares outstanding	142,170	144,976
Paid-in capital	618,874	693,896
Accumulated other comprehensive loss	(45,328)	(63,739)
Accumulated deficit	(95,341)	(292,137)

Total stockholders’ equity	620,375	482,996

Total liabilities and stockholders’ equity	$1,888,327	$1,572,713

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per-share amounts)	2007	2006	2005

Revenues	$2,348,481	$1,828,714	$1,930,583
Other income, net	11,585	8,008	8,482

Total Revenue	2,360,066	1,836,722	1,939,065

Cost and Expenses
Cost of sales	1,824,976	1,732,222	1,800,236
Selling, general and administrative expense	91,971	55,233	46,548
Equity in earnings of unconsolidated affiliates	(16,209)	(17,013)	(21,415)
Impairment of long-lived assets	38,964	—	—

	1,939,702	1,770,442	1,825,369

Income from operations	420,364	66,280	113,696
Interest income	17,262	6,457	8,086
Interest expense	(29,100)	(47,991)	(53,478)
Loss on early retirement of debt	(38,836)	—	(27,193)
Change in fair value of warrant liability	—	—	8,860

Income before income taxes and minority interest	369,690	24,746	49,971
Income tax expense	(114,795)	(9,247)	(14,217)
Minority interest	(50,281)	(11,286)	(13,667)
Equity earnings of unconsolidated affiliates	(2,718)	—	—

Net income	201,896	4,213	22,087
Preferred share dividends	(5,100)	(5,100)	(5,134)

Income (Loss) Available to Common Stockholders	$196,796	$(887)	$16,953

Basic and Diluted Income (Loss) Per Share:
Basic	$2.17	$(0.01)	$0.18
Diluted	1.90	(0.01)	0.18

Basic and Diluted Weighted Average Shares Outstanding:
Basic	90,575	92,676	92,537
Diluted	106,454	92,676	94,935

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2007	2006	2005

Operating Activities
Net income	$201,896	$4,213	$22,087
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	100,816	108,069	110,342
Impairment of assets	38,964	—	—
Deferred income taxes	90,879	3,777	13,538
Non-cash loss on derivatives	1,300	933	4,091
Minority interest in earnings	50,281	11,286	13,667
Distributions in excess of (less than) equity earnings	8,536	9,202	(6,941)
Equity earnings of GrowHow UK Limited (Note 7)	2,718	—	—
Share-based compensation	28,102	7,010	2,431
Amortization of intangible and other assets	6,954	6,878	5,243
Non-cash loss on early retirement of debt	4,662	—	22,543
Change in fair value of warrant liability	—	—	(8,860)
Term loan discount accretion	—	—	1,773
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(38,085)	16,135	(59,591)
Inventories	45,771	(14,003)	(45,579)
Accounts payable and customer prepayments	218,019	37,960	(60,136)
Other assets and liabilities, net	(12,948)	(32,200)	(3,733)

Net Cash Flows from Operating Activities	747,865	159,260	10,875

Investing Activities
Purchase of property, plant and equipment	(31,721)	(50,856)	(30,820)
Plant turnaround expenditures	(50,655)	(35,281)	(22,331)
Cash retained by GrowHow UK Limited	(16,788)	—	—
Distributions received from unconsolidated affiliates	4,705	9,660	31,901
Changes in restricted cash	—	8,595	(8,595)
Proceeds from the sale of property, plant and equipment	24	19,100	7,560

Net Cash Flows used in Investing Activities	(94,435)	(48,782)	(22,285)

Financing Activities
Issuance of debt	330,000	—	—
Payments under borrowing arrangements	(331,300)	(37)	(125,167)
Payments for debt issuance costs	(6,444)	—	—
Preferred share dividends paid	(5,100)	(5,100)	(5,950)
Common stock issuances and vestings	(1,424)	363	142
Payments under share repurchase program	(87,426)	(18,796)	—
Distributions to minority interests	(35,239)	(8,861)	(13,607)
Changes in overdraft protection arrangements	—	11,443	—
Excess tax benefits from equity compensation plans	3,317	1,255	—

Net Cash Flows used in Financing Activities	(133,616)	(19,733)	(144,582)

Effect of Exchange Rate Changes on Cash	(593)	1,906	8,560

Increase (Decrease) in Cash and Cash Equivalents	519,221	92,651	(147,432)
Cash and Cash Equivalents at Beginning of Year	179,017	86,366	233,798

Cash and Cash Equivalents at End of Year	$698,238	$179,017	$86,366

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2007	2006	2005

Supplemental cash flow information:
Interest paid	$23,200	$42,150	$42,110
Income tax refunds received	558	—	11,933
Income taxes paid	22,697	1,930	1,526

Supplemental schedule of non-cash investing and financing activities:
Conversion of Series B preferred stock to common stock:
Common Stock	$—	$—	$2,066
Paid in Capital	$—	$—	$14,646
Conversion of warrants to common stock	$568	$—	$—
Terra Nitrogen U.K. contributed for equity investment	$213,235	$—	$—
Stock Incentive Plan	$—	$4,218	$5,020
Supplemental schedule of unconsolidated affiliates distributions received:
Equity in earnings of unconsolidated affiliates	$16,209	$17,013	$21,415
Distribution in excess of (less than) equity earnings	$8,536	9,202	(6,941)
Distributions received from unconsolidated affiliates	$4,705	9,660	31,901

Total cash distributions received from unconsolidated affiliates	$29,450	$35,875	$46,375

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Common Stockholders’ Equity

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Unearned	Accumulated		Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Compensation	Deficit	Total	Income

January 1, 2005	92,994	144,531	681,639	(55,994)	(2,568)	(308,203)	459,405

Comprehensive Income (Loss):
Net income	—	—	—	—	—	22,807	22,087	$22,087
Foreign currency translation adjustments	—	—	—	(23,387)	—	—	(23,387)	(23,387)
Change in fair value of derivatives, net of taxes of $2,861	—	—	—	14,198	—	—	14,198	14,198
Minimum pension liability, net of taxes of $5,015	—	—	—	(4,960)	—	—	(4,960)	(4,960)

Comprehensive income								$7,938

Preferred share dividends	—	—	—	—	—	(5,134)	(5,134)
Conversion of preferred shares	2,066	2,066	14,646	—	—	—	16,712
Reclassification of warrant liability	—	—	12,240	—	—	—	12,240
Exercise of stock options	39	39	103	—	—	—	142
Nonvested stock	72	358	4,043	—	(4,798)	—	(397)
Share-based compensation	—	—	—	—	1,997	—	1,997

December 31, 2005	95,171	146,994	712,671	(70,143)	(5,369)	(291,250)	492,903

Comprehensive Income (Loss):
Net income	—	—	—	—	—	4,213	4,213	$4,213
Foreign currency translation adjustments	—	—	—	33,618	—	—	33,618	33,618
Change in fair value of derivatives, net of taxes of $3,513	—	—	—	(6,727)	—	—	(6,727)	(6,727)
Pension and post-retirement benefit liabilities, net of taxes of $4,289	—	—	—	(11,850)	—	—	(11,850)	(11,850)

Comprehensive income								$19,254

Adoption of SFAS 158, net of taxes of $4,650	—	—	—	(8,637)	—	—	(8,637)
Preferred share dividends	—	—	—	—	—	(5,100)	(5,100)
Exercise of stock options	95	95	268	—	—	—	363
Nonvested stock	39	562	(714)	—	—	—	(152)
Shares purchased and retired under share repurchase program	(2,675)	(2,675)	(16,121)	—	—	—	(18,796)
Reclassification for adoption of SFAS 123 R	—	—	(5,369)	—	5,369	—	—
Share-based compensation	—	—	3,161	—	—	—	3,161

December 31, 2006	92,630	144,976	693,896	(63,739)	—	(292,137)	482,996

Consolidated Statements of Changes in Common Stockholders’ Equity (continued)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated		Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Total	Income

Comprehensive Income (Loss):
Net income	—	—	—	—	201,896	201,896	$201,896
Foreign currency translation adjustments	—	—	—	(46,882)	—	(46,882)	(46,882)
Change in fair value of derivatives, net of taxes of $3,351	—	—	—	6,224	—	6,224	6,224
Pension and post-retirement benefit liabilities, net of taxes of $8,599	—	—	—	15,797	—	15,797	15,797

Transfer of U.K. pension plan to GrowHow UK Limited	—	—	—	43,272	—	43,272
Comprehensive income							$177,035

Preferred share dividends	—	—	—	—	(5,100)	(5,100)
Exercise of stock options	336	336	786	—	—	1,122
Net vested stock	53	290	(2,836)	—	—	(2,546)
Net conversion of warrants	568	568	(568)	—	—	—
Shares purchased and retired under share repurchase program	(4,000)	(4,000)	(83,426)	—	—	(87,426)
Share-based compensation	—	—	11,022	—	—	11,022

December 31, 2007	89,587	$142,170	$618,874	$(45,328)	$(95,341)	$620,375

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

Inventories: Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in, first-out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds our net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

We allocate fixed production overhead costs based on the normal capacity of our production facilities and unallocated overhead costs are recognized as expense in the period incurred.

We estimate a reserve for obsolescence and excess of our materials and supplies inventory. Inventory is stated net of the reserve.

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

Equity investments: Equity investments are carried at original cost adjusted for the proportionate share of the investees’ income, losses and distributions. We assess the carrying value of our equity investments when an indicator of a loss in value is present and record a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists.

We classify our equity in earnings of unconsolidated affiliates for our North America and Trinidad equity investments as a component of income from operations because these investments provide additional nitrogen capacity and are integrated with our supply chain and sales activities in our nitrogen segment. We classify our equity in earnings of unconsolidated affiliates for our U.K. equity investment as a component of net income, but not income from operations, because this investment does not provide additional nitrogen capacity nor is it integrated with any sales, supply chain or administrative activities.

Intangible assets—customer relationships: Our customer relationships have a finite useful life and are amortized using the straight-line method over the estimated useful life of five years. We monitor our intangible asset and records an impairment loss on the intangible asset when circumstances indicate that the carrying amount is not recoverable and that the carrying amount exceeds its fair value.

The customer relationships were recorded at $9.4 million in connection with the acquisition of Mississippi Chemical Corporation in December 2004. During 2007, 2006 and 2005, we recorded $1.9 million of amortization expense each year. The estimated amortization expense related to the customer relationships is $1.9 million annually for 2008 and 2009.

Debt issuance costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the straight-line method.

Impairment of long-lived assets: We review and evaluate our long-lived assets for impairment when events and changes in circumstances indicate that the carrying amount of its asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying value of the asset. Future cash flows include estimates of production levels, pricing of our products, costs of natural gas and capital expenditures. If the assets are impaired, a calculation of fair value is performed; if the fair value is less than the carrying value of the assets, the assets are reduced to their fair value.

On September 28, 2007, Eastman Chemical Company exercised its option to purchase our Beaumont, Texas assets, including the methanol and ammonia production facilities. We anticipate closing the sale on or before January 1, 2009. In connection with entering into this agreement, we determined that the value of our Beaumont property was impaired. We recorded a $39.0 million impairment charge for the quarter ended September 30, 2007. The impairment charge reduces our carrying value in the Beaumont property to approximately $51 million.

Derivatives and financial instruments: We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs, the prices of our nitrogen products and foreign currency risk. We report the fair value of the derivatives on our balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in our statement of operations in the period the offsetting hedged transaction occurs.

Revenue recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable.

Revenues are primarily comprised of sales of our nitrogen- and methanol-based products, including any realized hedging gains or losses related to nitrogen product derivatives, and are reduced by estimated discounts and trade allowances. Revenues also include profit sharing revenue under the Methanex supply contract when the estimated margin on an annualized basis is probable. We classify amounts directly or indirectly billed to our customers for shipping and handling as revenue.

Cost of sales and hedging transactions: Costs of sales are primarily related to manufacturing and purchased costs related to our nitrogen- and methanol-based products, including any realized hedging gains or losses related to natural gas derivatives. We classify amounts directly or indirectly billed for delivery of products to its customers or its terminals as cost of sales.

Share-based compensation: During the 2006 first quarter, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123 R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123 R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123 R. We have applied the provision of SAB 107 in our adoption of SFAS 123 R. We adopted SFAS 123 R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006 (See Note 14).

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

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant areas requiring the use of management’s estimates relate to assumptions used to calculate pension and other post-retirement benefits costs, future cash flows from long-lived assets and the useful lives utilized for depreciation, amortization and accretion calculations. Actual results could differ from those estimates.

Recently issued accounting standards: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 also prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in accounting principles generally accepted in the United States. The statement is effective on a prospective basis for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective beginning January 1, 2008. We do not expect to adopt SFAS 159 for any instruments at this time.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tack benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007 the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest will be required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest will be identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. The statement is effective for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact SFAS 160 may have on the financial statements.

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

The following table provides a reconciliation between basic and diluted income per share for the year ended December 31, 2007, 2006 and 2005.

(in thousands, except per-share data)	2007	2006	2005

Basic income per share computation:
Net income	$201,896	$4,213	$22,087
Less: Preferred share dividends	(5,100)	(5,100)	(5,134)

Income (loss) available to common shareholders	196,796	(887)	16,953
Weighted average shares outstanding	90,575	92,676	92,537

Basic income (loss) per common share	$2.17	$(0.01)	$0.18

Diluted income (loss) per share computation:
Income (loss) available to common shareholders	$196,796	$(887)	$16,953
Add: Preferred share dividends	5,100	—	—

Income (loss) available to common shareholders and assumed conversions	$201,896	$(887)	$16,953

Weighted average shares outstanding	90,575	92,676	92,537
Add incremental shares from assumed conversions:
Preferred Shares	12,048	—	1,048
Nonvested stock	823	—	577
Common stock options	111	—	179
Common stock warrants	2,897	—	594

Dilutive potential common shares	106,454	92,676	94,935

Diluted income (loss) per potential common share	$1.90	$(0.01)	$0.18

Common stock options totaling 0.1 million and 0.1 million for the years ended December 31, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of those options exceeded the average market price of Terra’s stock for the respective periods, and the effect of their inclusion would be antidilutive.

All dilutive instruments were excluded from computation of diluted earnings per share due to the loss available to common shareholders at December 31, 2006.

3. Derivative Financial Instruments

We manage risk using derivative financial instruments for (a) currency; (b) changes in natural gas supply prices; (c) changes in nitrogen prices; and (d) interest rate fluctuations. Derivative financial instruments have credit risk and market risk.

To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles.

Terra classifies a derivative financial instrument as a hedge if all of the following conditions are met:

1.	The item to be hedged must expose us to currency, interest or price risk.

2.	It must be probable that the results of the hedge position substantially offset the effects of currency, interest or price changes on the hedged item (i.e., there is a high correlation between the hedge position and changes in market value of the hedge item).
3.	The derivative financial instrument must be designated as a hedge of the item at the inception of the hedge.

Natural gas supplies to meet production requirements at our North American production facilities are purchased at market prices. Natural gas market prices are volatile and we effectively fix prices for a portion of our natural gas production requirements and inventory through the use of futures contracts, swaps and options. The North American contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices for North America are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra’s North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. Natural gas derivatives are designated as cash flow hedges, provided that the derivatives meet the conditions discussed above. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

A swap is a contract between us and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10% to 20% of the contract value and option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from Terra for the amount, if any, that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements.

We may use a collar structure where we will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes us to large price increases.

The following summarizes values and balance sheet effects of open natural gas derivatives at December 31, 2007 and 2006:

	Other	Other
	Current	Current	Deferred	Net Asset
(in thousands)	Assets	Liabilities	Taxes	(Liability)

December 31, 2007	$4,798	$(14,733)	$3,022	$(6,913)
December 31, 2006	4,731	(22,591)	6,373	(11,487)

Certain derivatives outstanding at December 31, 2007 and 2006, which settled during January 2008 and January 2007, respectively, are included in the position of open natural gas derivatives in the table above. The January 2008 derivatives settled for an approximate $6.8 million loss compared to the January 2007 derivatives which settled for an approximate $7.9 million loss. Substantially all open derivatives at December 31, 2007 will settle during the next 12 months.

We determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a charge of $1.3 million to cost of sales for the year ended December 31, 2007. At December 31, 2006, we recorded an ineffective position of $0.9 million as a charge to cost of sales.

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

The activity to accumulated other comprehensive loss, net of income taxes, relating to current period hedging transactions for the twelve-month periods ended December 31, 2007 and 2006 follows:

	Twelve Months Ended
	December 31,
	2007		2006
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated loss	$(18,210)	$(11,836)	$(7,886)	$(5,109)
Reclassification into earnings	53,665	34,882	48,857	31,693
Net increase (decrease) in market value	(44,090)	(28,658)	(59,181)	(38,420)

Ending accumulated loss	$(8,635)	$(5,612)	$(18,210)	$(11,836)

Approximately $8.6 million of the net accumulated loss at December 31, 2007 will be reclassified into earnings during 2008.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen products sales volumes. At December 31, 2007, we did not have any open nitrogen swap contracts. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the years ending December 31, 2007, 2006 and 2005, we recognized losses of $3.4 million, $0.6 million and $2.2 million, respectively on these forward derivative instruments.

4. Inventories

Inventories consisted of the following at December 31:

(in thousands)	2007	2006

Raw materials	$17,765	$26,583
Supplies	35,909	54,542
Finished goods	77,851	129,892

Total	$131,525	$211,017

Inventory is valued at actual first in-first out cost. Costs include raw materials, labor and overhead. The supplies inventory balance is stated net of a reserve for obsolescence and excess.

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(in thousands)	2007	2006

Land	$8,561	$17,096
Buildings and improvements	58,909	65,573
Plant and equipment	1,081,088	1,423,302
Construction in progress	7,734	24,372

	1,156,292	1,530,343
Less accumulated depreciation and amortization	(724,352)	(809,446)

Total	$431,940	$720,897

Depreciation expense for property, plant and equipment for the years ending December 31, 2007, 2006 and 2005 was $70.6 million, $78.9 million and $80.8 million, respectively.

6. Impairment of Beaumont Assets

During 2007, we entered into an agreement for Eastman Chemical Company to purchase our Beaumont, Texas facility. We anticipate closing the sale of this facility on or before January 1, 2009. In connection with this sales agreement, we evaluated our Beaumont facility for impairment. We determined that this facility’s carrying values were impaired and we recorded a $39 million impairment charge.

7. Equity Investments

Trinidad and United States

Our investments in Trinidad and U.S. companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2, located in Verdigris, Oklahoma which produces CO2 at our Verdigris nitrogen plant. These investments were $148.6 million at December 31, 2007. We include the net earnings of these investments as equity in earnings of unconsolidated affiliates as an element of income from operations because the investees’ operations provide additional capacity to our operations.

The combined results of operations and financial position of our equity basis investments are summarized below:

(in thousands)	2007	2006	2005

Condensed income statement information:
Net sales	$151,723	$171,906	$181,818

Net income	$38,411	$44,751	$62,723

Terra’s equity in earnings of unconsolidated affiliates	$16,209	$17,013	$31,362

(in thousands)	2007	2006

Condensed balance sheet information:
Current assets	$45,110	$59,553
Long-lived assets	191,394	185,621

Total assets	$236,504	$245,174

Current liabilities	$25,905	$22,311
Long-term liabilities	9,511	—
Equity	201,088	222,863

Total liabilities and equity	$236,504	$245,174

The carrying value of these investments at December 31, 2007 was $48.1 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.

We have transactions in the normal course of business with PLNL, whereby we are obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the twelve-month period ended December 31, 2007, we purchased approximately $77.1 million of ammonia from PLNL. During the twelve-month period ended December 31, 2006, we purchased approximately $76.0 million of ammonia from PLNL.

The total distributions from our Trinidad and North America equity investments were $29.5 million, $35.9 million, and $46.4 million at December 31, 2007, 2006 and 2005, respectively.

United Kingdom

On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between Terra and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest. We account for our investment in GrowHow as an equity method investment. The equity investment of $213.2 was recorded at our net historical cost basis.

Our interest in the joint venture is classified as a non operating equity investment. We do not include the net earnings of this investment as an element of income from operations since the investees’ operations do not provide additional capacity to us, nor are its operations integrated with our supply chain in North America.

The results of operations and financial position of our equity basis investment in GrowHow at December 31, 2007 was:

(in thousands)	2007

Condensed income statement information:
Net sales	$233,103

Net income	$4,253

Terra’s equity in earnings of unconsolidated affiliates	$(2,718)

Condensed balance sheet information:
Current assets	$281,021
Long-lived assets	269,116

Total assets	$550,137

Current liabilities	$190,371
Long-term liabilities	174,405
Equity	185,361

Total liabilities and equity	$550,137

The carrying value of these investments at December 31, 2007 was $110.7 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 12 years, and the balancing consideration payment from GrowHow discussed below. Our equity earnings of GrowHow are different than our ownership interest in GrowHow’s net income due to the amortization of basis differences and income allocation to the respective owners for pre-joint venture transactions.

We contributed Terra Nitrogen (UK) Limited to the joint venture for a 50% interest in the joint venture, and Kemira contributed its GrowHow UK Limited subsidiary for the remaining 50% interest. The GrowHow joint venture in the United Kingdom includes the Kemira site at Ince and our Teeside and Severnside sites. Pursuant to the GrowHow Agreements with Kemira, we are eligible to receive a balancing consideration payment from GrowHow in 2011. We will receive a minimum balancing consideration payment of £20 million, and have the right to receive up to £60 million, based on GrowHow’s operating income. We expect to receive a return of capital of £14 million from GrowHow for working capital contributions in excess of amounts specified in the joint venture agreement.

On October 9, 2007, GrowHow announced the closure of its Severnside manufacturing facilities. The closure was completed in January 2008. Pursuant to the agreement with Kemira, we are responsible for any remediation costs required to prepare the Severnside site for disposal. We anticipate remediation costs to be approximately $5.0 million to $10.0 million. We have an option to purchase the Severnside land for a nominal amount at any time prior to its sale. If we elect not to exercise this option we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land would exceed the total cost of reclamation of the site.

We have rights to receive a cash refund from GrowHow UK Limited for working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement. We anticipate receiving approximately $28 million during the 2008 first quarter.

There were no distributions from the United Kingdom equity investment since the joint venture commencement in mid-September through December 31, 2007.

8. Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following at December 31:

(in thousands)	2007	2006

Unsecured Senior Notes, 7.0%due 2017	$330,000	$—
Senior Secured Notes, 12.875%,due 2008	—	200,000
Second Priority Senior Secured Notes, 11.5%,due 2010	—	131,300
Other	—	1

Total long-term debtand capital lease obligations	330,000	331,301
Less current maturities	—	1

Total long-term debtand capital lease obligations	$330,000	$331,300

In February 2007, we issued $330 million of 7.0% Unsecured Senior Notes due in 2017 to refinance our Senior Secured Notes due in 2008 and 2010. The notes are unconditionally guaranteed by Terra and certain U.S. subsidiaries (see Note 23.) These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors. We recorded a $38.8 million loss on the early retirement of debt.

The Indenture governing these notes contains covenants that limit, among other things, our ability to: incur additional debt, pay dividends on common stock of Terra or repurchase shares of such common stock, make certain investments, sell any of our principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of our assets or merge with or into other companies, and reduce our insurance coverage.

We are obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.

In conjunction with the bond refinancing, we amended the $200 million revolving credit facilities to extend the expiration date to January 31, 2012. The revolving credit facility is secured by substantially all of our working capital. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable, 60% of eligible finished goods inventory and is reduced by outstanding letters of credit. These facilities include $50 million only available for the use of Terra Nitrogen Company L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving credit facilities will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At December 31, 2007, the LIBOR rate was 4.60%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at December 31, 2007. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At December 31, 2007, we had no outstanding revolving credit borrowings and $10.8 million in outstanding letters of credit. The $10.8 million in outstanding letters of credit reduced our borrowing availability to $189.2 million at December 31, 2007. The credit facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If our borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31:

(in thousands)	2007	2006

Payroll and benefit costs	$24,471	$10,519
Income taxes payable	15,620	4,378
Derivative contracts	14,732	23,222
Current accrued phantom shares	10,074	—
Accrued interest	9,755	6,740
Deferred revenue	5,990	5,057
Other	26,988	25,947

Total	$107,630	$75,863

10. Other Liabilities

Other liabilities consisted of the following at December 31:

(in thousands)	2007	2006

Unrecognized tax benefit (See note 20)	$33,560	$—
Long-term medical and closed facilities reserve	24,368	23,206
Accrued phantom shares	9,231	3,379
Long-term deferred revenue	11,624	5,231
Other	6,832	8,372

Total	$85,615	$40,188

11. Commitments and Contingencies

We are committed to various non-cancelable operating leases for equipment, railcars and production, office and storage facilities expiring on various dates through 2017.

Total minimum rental payments are as follows:

(in thousands)

2008	$34,692
2009	31,802
2010	29,020
2011	25,113
2012	17,677
2013 and thereafter	5,659

Net minimum lease payments	$143,963

Total rental expense under all leases, including short-term cancelable operating leases, was $23.1 million, $18.7 million and $17.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We have entered into various contractual agreements that create an obligation into the future. These agreements expire on various dates through 2018 and are as follows:

(in thousands)

2008	$284,798
2009	103,943
2010	102,942
2011	103,540
2012	98,807
2013 and thereafter	523,574

Total obligations	$1,217,604

Included above are purchase agreements for various services and products relating to operations. These commitments include open purchase orders, inventory purchase commitments and firm utility and natural gas commitments.

We have a contractual agreement to purchase one-half of the ammonia produced by Point Lisas Nitrogen Limited, our joint venture ammonia plant located in Trinidad. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. The agreement is in place until October of 2018. Assuming purchases of 360,000 short tons per year at the December 2007 average price paid, the annual purchase obligation would be $86.9 million.

We are liable for retiree medical benefits of employees of coal mining operations sold in 1993, under the Coal Industry Retiree Health Benefit Act of 1992, which mandated liability for certain retiree medical benefits for union coal miners. We have provided reserves adequate to cover the estimated present-value of these liabilities at December 31, 2007. Our long-term medical and closed facilities reserve at December 31, 2007, includes $24.4 million for expected future payments for the coal operation’s retirees and other former employees. We may recover a portion of these payments through our rights in bankruptcy against Harman Coal Company (a former coal subsidiary), and subject to damages received by Harman Coal Company through its on-going litigation with Massey Energy Company. No provision for such recoveries has been made in our financial statements.

FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We have certain facilities that contain asbestos insulation around certain piping and heated surfaces. The asbestos insulation is in adequate condition to prevent leakage and can remain in place as long as the facility is operated or remains assembled. We plan to maintain the facilities in an adequate condition to prevent leakage through our standard repair and maintenance activities. We have not recorded a liability relating to the asbestos insulation, as management believes that it is not possible to reasonably estimate a settlement date for asbestos insulation removal because the facilities have an indeterminate life.

We are involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of our operations, financial position or net cash flows.

12. Preferred Shares

The components of preferred shares outstanding at December 31:

	2007		2006
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	120,000	$115,800	120,000	$115,800

We had 120,000 shares of cumulative convertible perpetual Series A Preferred Shares with a liquidation value of $1,000 outstanding at December 31, 2007 and 2006. Cumulative dividends of $10.625 per share are payable quarterly. The Series A Preferred Shares are not redeemable, but are convertible into our common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A shares may automatically be converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms.

13. Common Stockholders’ Equity

Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. At December 31, 2007, 2.0 million common shares were reserved for issuance upon award of restricted shares and exercise of employee stock options.

In connection with the Mississippi Chemical Corporation (“MCC”) acquisition, we issued warrants to purchase 4.0 million of our common shares at $5.48 per share. These warrants were valued at $21.1 million at the MCC closing. During 2005, shareholders approved the issuance of the underlying shares and the warrant value was reclassified to common stockholders’ equity.

During 2007 a portion of these warrants were exercised and were redeemed for common shares.

(in thousands)	2007	2006

January 1 warrants outstanding	$4,000	$4,000
Exercised	712	—

December 31 warrants outstanding	$3,288	$4,000

On April 25, 2006, the Board of Directors authorized us to repurchase a maximum of 10 percent, or 9,516,817 shares, of our outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by us. Purchases may be commenced or suspended at any time without notice.

During 2007, our repurchases under the stock buyback program were:

	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased

May 2007	650	$18.79	$12,220
June 2007	350	19.97	6,991
July 2007	200	25.33	5,067
August 2007	2,800	22.55	63,148

	4,000	$21.86	$87,426

14. Share-Based Compensation

We sponsor three share-based compensation plans—the Terra Industries Inc. 1997 Stock Incentive Plan (the “1997 Plan”) the Terra Industries Inc. Stock Incentive Plan of 2002 (the “2002 Plan”) and Terra Industries Inc. 2007 Omnibus Incentive Compensation Plan (the “2007 Plan”). We no longer issue share-based awards from the 1997 Plan or the 2002 Plan. However, approximately 2,004,000 authorized shares have been reserved for awards that were issued prior to the adoption of the 2007 plan. As of December 31, 2007, there were approximately 5,758,000 shares of common stock authorized for issuance under the plans, including approximately 3,500,000, 2,227,000 and 11,000 shares authorized for the 2007 Plan, 2002 Plan and 1997 Plan, respectively. Shares for approximately 3,754,000 and 2,004,000 were available and reserved, respectively, for share-based compensation grants as of December 31, 2007.

Awards granted under the plans may consist of incentive stock options (ISOs) or non-qualified stock options (NQSOs), stock appreciation rights (SARs), nonvested stock awards or other share-based awards (i.e. performance shares), with the exception that non-employee directors may not be granted SARs and only employees of Terra may be granted ISOs.

The Compensation Committee of our Board of Directors administers the plans and determines the exercise price, exercise period, vesting period and all other terms of the grant. All share-based awards to directors, officers and employees expire ten years after the date of the grant. ISOs and NQSOs, which are not exercised after vesting, expire ten years after the date of the award. The vesting period for nonvested stock is determined at the grant date of the award; the vesting period is usually three years. The vesting date for other share-based awards is also set at the time of the award but can vary in length; there is usually no expiration date for other share-based awards.

Prior to January 1, 2006, we accounted for awards issued under our share-based compensation plans using the intrinsic-value method. We did not recognize compensation expense on stock options in the year ended December 31, 2005 as all options granted under our plans had an exercise price equal to the market price of our stock on the date of grant and were fully vested. We recognized compensation expense of $2.0 million on nonvested stock awards and phantom share awards in the year ended December 31, 2005 based on intrinsic value, which was equal to the market price of our stock on the date of grant.

On January 1, 2006, we adopted SFAS 123 R using the modified prospective method. This Statement requires us to recognize in net income an estimate of expense for stock awards and options over their vesting periods, typically determined as of the date of grant. Under the modified prospective method, this Statement applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we recognized compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding on January 1, 2006. The compensation cost for that portion of awards was based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Beginning January 1, 2006, the unearned compensation related to the unvested awards was reclassified as a component of paid-in capital. The cumulative effect of the adoption of SFAS 123 R related to estimating forfeitures of outstanding awards was not significant. Results for prior periods have not been restated.

The following table illustrates the effect on net income and net income per share if we had accounted for share-based compensation using the fair value method in the year ended December 31, 2005:

Year Ended December 31,
(in thousands, except per-share amounts)	2005

Net income available to common shareholders	$16,953
Add: Share based employee compensation expense included in reported net income, net of related tax effects	1,218
Deduct: Share based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,218)

Pro forma net income available to common shareholders	$16,953

Income per share:
Basic—as reported	$0.18

Basic—pro forma	$0.18

Diluted—as reported	$0.18

Diluted—pro forma	$0.18

Compensation cost charged against income and the total income tax benefit recognized for share-based compensation arrangements is included below:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Compensation cost charged to SG&A expense	$31,452	$7,010	$2,431

Total compensation cost charged to income	$31,452	$7,010	$2,431

Income tax benefit	$11,008	$2,454	$851

Stock Options

We have stock options with service conditions. No compensation cost is recognized for the stock options as these instruments were fully vested upon adoption of SFAS 123 R.

A summary of stock option activity as of December 31, 2007, and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
(options in thousands)	Number	Price

Outstanding—beginning of period	458	$4.78
Exercised	(447)	4.82

Outstanding—end of period	11	$3.17

The aggregate intrinsic value of the vested stock options outstanding at December 31, 2007 was $0.5 million.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

(options in thousands)
		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
	Exercise	Number	Remaining	Exercise	Number	Exercise
	Prices	Outstanding	Life (years)	Price	Exercisable	Price

	$1.43	8	0.6	$1.43	8	$1.43
	7.81	3	1.4	7.81	3	7.81

Total		11	1.2	$3.17	11	$3.17

No options were granted during 2007, 2006 and 2005.

Nonvested Stock Shares and Phantom Share Awards

We currently have outstanding nonvested shares and phantom share awards with both service conditions and performance conditions. Nonvested stock shares and phantom share awards with service and performance conditions usually “cliff vest” in three years from the grant date. This means that the performance conditions of the nonvested shares and phantom share awards are based on a calculated return on capital over a three-year period. For awards with performance conditions, the grants will be forfeited if the performance conditions are not achieved.

We recognize compensation expense for nonvested stock share awards over the vesting periods based on fair value, which is equal to the market price of our stock on the date of grant. During 2007, 2006 and 2005, we recorded compensation expense of $11.0 million, $4.3 million and $1.9 million, respectively. We recognize compensation expense for the phantom share awards over the vesting periods based on fair value, which is equal to the market price of our stock at each reporting period date. The phantom share awards settle in cash. During 2007, 2006 and 2005, we recorded compensation expense of $20.4 million, $2.7 million and $0.5 million, respectively. Compensation costs for nonvested stock shares and phantom share awards are reduced for estimated forfeitures and then amortized to expense using the straight-line method. For awards with performance conditions, we estimate the expected number of awards to vest at the time of the award grant. We record the compensation expense for the awards with performance conditions ratably over the requisite service period related to the performance condition, taking into consideration any changes to the expected shares to vest as such matters arise.

A summary of the status of our nonvested share awards as of December 31, 2007, and changes during the year then ended, is:

		Weighted
		Average
		Grant-Date
(in thousands, except fair values)	Shares	Fair Value

Outstanding at January 1, 2007	1,376	$7.23
Granted	307	21.10
Vested	(391)	9.51

Outstanding at December 31, 2007	1,292	$11.57

The fair value of the nonvested shares and phantom shares that vested during 2007 was $9.4 million and $3.3 million, respectively. The fair value of the nonvested shares that vested during 2006 was $4.9 million. During 2006, there were no phantom shares that vested.

At December 31, 2007, the total unrecognized compensation cost related to all nonvested share awards was $9.3 million. That cost is expected to be recognized over a weighted-average period of 1.1 years.

15. Financial Instruments and Concentrations of Credit Risk

The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments at December 31, 2007 and 2006. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2007		2006

	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$698.2	$698.2	$179.0	$179.0
Receivables	171.2	171.2	198.8	198.8
Equity investments	352.0	352.0	164.1	164.1
Financial liabilities
Long-term debt	330.0	325.1	331.3	321.8
Preferred shares	115.8	580.9	115.8	161.7

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments.

•	Equity investments: Investments in untraded companies are valued on the basis of management’s estimates and, when available, comparisons with similar companies whose shares are publicly traded.
•	Long-term debt: The fair value of our long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.
•	Preferred shares: Preferred shares are valued on the basis of market quotes, when available and management estimates based on comparisons with similar instruments that are publicly traded.

Concentration of Credit Risk: We are subject to credit risk through trade receivables and short-term investments. Although a substantial portion of our debtors’ ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables generally is minimized due to its geographic dispersion. Short-term cash investments are placed in short duration corporate and government debt securities funds with well-capitalized, high quality financial institutions.

Financial Instruments: At December 31, 2007, we had letters of credit outstanding totaling $10.8 million, guaranteeing various insurance and financing activities.

16. Retirement Benefit Plans

We maintain defined benefit pension plans that cover certain salaried and hourly employees. Benefits are based on a pay formula. We used September 30 as our measurement date. We adopted the recognition and related disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)” at the end of 2006. This resulted in a $13.3 million increase in the pension liabilities and increased accumulated other comprehensive income and deferred tax assets by $8.6 million and $4.7 million, respectively. Beginning 2008, we will be required to use a measurement date of December 31 in accordance with SFAS 158. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. We also have certain non-qualified pension plans covering executives, which are unfunded. We accrue pension costs based upon annual independent actuarial valuations for each plan and fund these costs in accordance with statutory requirements.

The components of net periodic pension expense are:

(in thousands)	2007	2006	2005

Service cost	$3,113	$2,991	$2,976
Interest cost	17,648	24,926	23,550
Expected return on plan assets	(18,063)	(24,224)	(21,575)
Amortization of prior service cost	(36)	(36)	(28)
Amortization of actuarial loss	1,871	5,636	5,632
Termination charge	—	492	1,165

Pension expense	$4,533	$9,785	$11,720

We have defined benefit plans in the U.S. and Canada. During 2007, we contributed our Terra Nitrogen (UK) subsidiary into a joint venture. The joint venture assumed the pension liabilities associated with Terra Nitrogen (UK). We administer our plans to comply with the applicable laws in each country.

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2007:

(in thousands)	U.S.	Canada	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$260,597	$44,040	$304,637
Service cost	1,809	1,304	3,113
Interest cost	15,159	2,489	17,648
Actuarial (gain) loss	(9,169)	(2,644)	(11,813)
Foreign currency exchange rate changes	—	8,171	8,171
Benefits paid	(14,950)	(1,189)	(16,139)

Projected benefit obligation—end of year	253,446	52,171	305,617

Change in Plan Assets
Fair value plan assets—beginning of year	191,463	35,940	227,403
Actual return on plan assets	25,347	2,614	27,961
Foreign currency exchange rate changes	—	7,824	7,824
Employer contribution	48,459	10,811	59,270
Benefits paid	(14,950)	(1,189)	(16,139)

Fair value plan assets—end of year	250,319	56,000	306,319

Funded Status	(3,127)	3,829	702
Unrecognized net actuarial loss	14,933	9,265	24,198
Unrecognized prior service cost	(282)	—	(282)

Prepaid benefit cost	$11,524	$13,094	$24,618

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2006:

(in thousands)	U.S.	Canada	U.K.	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$267,100	$38,637	$148,774	$454,511
Service cost	1,976	1,105	—	2,991
Interest cost	14,972	2,058	7,896	24,926
Actuarial (gain) loss	(8,247)	3,109	23,575	18,437
Termination charge	—	—	492	492
Foreign currency exchange rate changes	—	36	22,563	22,599
Benefits paid	(15,204)	(905)	(3,686)	(19,795)

Projected benefit obligation—end of year	260,597	44,040	199,614	504,161

Change in Plan Assets
Fair value plan assets—beginning of year	180,574	31,042	103,691	315,307
Actual return on plan assets	18,239	2,415	8,565	29,219
Foreign currency exchange rate changes	—	15	15,047	15,062
Employer contribution	7,683	3,373	4,030	15,086
Participants’ contributions	171	—	—	171
Benefits paid	(15,204)	(905)	(3,686)	(19,795)

Fair value plan assets—end of year	191,463	35,940	127,647	355,050

Funded Status	(69,134)	(8,010)	(71,967)	(149,111)
Unrecognized net actuarial loss	35,058	11,006	61,817	107,881
Unrecognized prior service cost	(319)	—	—	(319)

Prepaid (accrued) benefit cost	$(34,395)	$2,996	$(10,150)	$(41,549)

The amount recognized in the balance sheet for the plans described above are as follows:

(in thousands)	2007	2006

Accrued (prepaid) benefit cost	$(24,617)	$41,549
Accumulated other comprehensive loss	15,638	73,123
Deferred tax asset	8,278	34,439
Funding subsequent to valuation	—	(1,709)

Amount recognized	(701)	147,402

Pension assets	10,652	—
Less: current portion	(683)	(12,958)

Pension liabilities	$(9,268)	$134,444

The accumulated benefit obligation for our pension plans was $293.9 million and $493.4 million at December 31, 2007 and 2006, respectively. The projected benefit obligation for our pension plans was $305.6 million and $504.2 million at December 31, 2007 and 2006, respectively. Pension plan assets exceeded the projected benefit obligation by $0.7 million at December 31, 2007 and were $149.1 million less than the projected benefit obligation at December 31, 2006.

We have two pension plans in the United States—Terra Industries Inc. Employees’ Retirement Plan (“Employee’s Retirement Plan”) and Terra Industries Inc. Excess Benefit Plan (“Excess Benefit Plan”). Our Employees Retirement Plan is fully funded and has a $6.8 million asset balance. Our Excess Benefit Plan is not funded and has a $9.9 liability balance.

The assumptions used to determine the actuarial present value of benefit obligations and pension expense during each of the years ended December 31 were as follows:

	2007	2006	2005

Weighted average discount rate	6.3%	5.5%	5.4%
Long-term per annum compensation increase	3.6%	3.3%	3.3%
Long-term return on plan assets	5.4%	7.6%	7.7%

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and our corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

We select a long-term rate of return of each of our plans individually. We consult with our two actuaries, as well as each of the fund’s money managers. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. While historical returns are taken into consideration, current market trends such as inflation and current equity and fixed income returns are also taken into consideration.

The percentage of the Fair Market Value of the total plan assets for each major asset category of the plan’s assets is as follows:

	2007	2006

Asset Allocation
Equities	58.2%	58.3%
Bonds	41.1%	18.4%
Cash equivalents	0.7%	23.3%

	100.0%	100.0%

During the 2007 fourth quarter, we changed our plan asset allocation to 23.4%, 23.9% and 52.7% for equities, bonds and cash equivalents, respectively. We have fully funded our Employees’ Retirement Plan and our Canadian Pension Plan. As a result of the fully funded status of these plans, we have changed our investment to maintain a higher level of bonds and cash equivalents.

The expected benefits to be paid from the pension plan are as follows:

(in thousands)	Payments

Estimated Future Benefit Payments
2008	$16,840
2009	17,731
2010	18,463
2011	19,161
2012	20,085
2013-2017	110,751

The amounts in accumulated other comprehensive income that have not yet been recognized as components of pension expense at December 31, 2007, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2008 are:

Components of accumulated other comprehensive income:

(in thousands)

Net actuarial loss	$24,198
Net prior service cost (credit)	(282)
Net transition obligation (asset)	—

$23,916

Expected amortization during 2008:

(in thousands)

Amortization of net transition obligation	$—
Amortization of prior service cost	(37)
Amortization of net losses	684

$647

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans totaled $5.4 million in 2007, $5.3 million in 2006 and $4.8 million in 2005.

17. Post-Retirement Benefits

We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. The plan is unfunded.

The following table indicates the components of the post-retirement medical benefits obligation included in our Consolidated Statements of Financial Position at December 31:

(in thousands)	2007	2006

Change in Benefit Obligation
Projected benefit obligation—beginning of year	$5,464	$4,202
Service cost	12	11
Interest cost	311	228
Participants’ contributions	181	202
Actuarial (gain) loss	5	1,737
Foreign currency exchange rate changes	159	—
Benefits paid	(897)	(916)

Projected benefit obligation—end of year	5,235	5,464

Change in Plan Assets
Fair value plan assets—beginning of year	—	—
Employer contribution	716	715
Participants’ contributions	181	202
Benefits paid	(897)	(917)

Fair value plan assets—end of year	—	—

Funded Status	(5,235)	(5,464)
Unrecognized net actuarial gain	1,583	1,655
Unrecognized prior service cost	692	761
Employer contribution	179	179

Accrued benefit cost	$(2,781)	$(2,869)

Net periodic post-retirement medical benefit (income) expense consisted of the following components:

(in thousands)	2007	2006	2005

Service cost	$12	$11	$12
Interest cost	311	228	230
Amortization of prior service cost	69	77	44
Amortization of actuarial gain	89	—	(13)

Post-retirement medical benefit expense	$481	$316	$273

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) at December 31, 2007 was $5.2 million. The PBO and ABO at December 31, 2006 was $5.5 million.

We limit our future obligation for post-retirement medical benefits by capping at 5% the annual rate of increase in the cost of claims we assume under the plan. The weighted average discount rate used in determining the accumulated post-retirement medical benefit obligation was 6.3% in 2007, 5.98% in 2006 and 5.63% in 2005. The assumed annual health care cost trend rate was 5% in 2007, 2006 and 2005. The impact on the benefit obligation of a 1% increase in the assumed health care cost trend rate would be approximately $0.6 million while a 1% decline in the rate would decrease the benefit obligation by approximately $0.5 million.

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

Future benefit payments expected to be paid for post-retirement medical benefits are as follows:

Estimated future benefit payments

(in thousands)	Payments

2008	$509
2009	501
2010	523
2011	564
2012	557
2013-2016	2,941

The amounts in accumulated other comprehensive income that have not yet been recognized as components of retiree medical expense at December 31, 2007, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2008 are:

Components of accumulated other comprehensive income:

(in thousands)

Net actuarial loss	$1,590
Net prior service cost (credit)	692
Net transition obligation (asset)	—

$2,282

Expected amortization during 2007:

(in thousands)

Amortization of net transition obligation	$—
Amortization of prior service cost	(69)
Amortization of net losses	(90)

$(159)

18. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. Our accumulated other comprehensive income (loss) is comprised of (a) adjustments that result from translation of Terra’s foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in Terra’s financial statements, (c) the offset to the fair value of derivative assets and liabilities (that qualify as hedged relationships) recorded on the balance sheet, and (d) minimum pension liability adjustments.

The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2007, 2006 and 2005 are:

	Foreign		Pension and
	Currency		Post-retirement
	Translation	Fair Value of	Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance December 31, 2004	$14,287	$(19,307)	$(50,974)	$(55,994)
Change in foreign currency translation adjustment	(23,387)	—	—	(23,387)
Reclassification to earnings	—	3,059	—	3,059
Change in fair value of derivatives	—	11,139	—	11,139
Change in pension and post-retirement benefit liabilities	—	—	(4,960)	(4,960)

Balance December 31, 2005	(9,100)	(5,109)	(55,934)	(70,143)

Change in foreign currency translation adjustment	33,618	—	—	33,618
Reclassification to earnings	—	31,693	—	31,693
Change in fair value of derivatives	—	(38,420)	—	(38,420)
Change in pension and post-retirement benefit liabilities	—	—	(11,850)	(11,850)
Adoption of SFAS 158	—	—	(8,637)	(8,637)

Balance December 31, 2006	24,518	(11,836)	(76,421)	(63,739)

Change in foreign currency translation adjustment	(46,882)	—	—	(46,882)
Reclassification to earnings	—	34,882	—	34,882
Change in fair value of derivatives	—	(28,658)	—	(28,658)
Change in pension and post-retirement benefit liabilities	—	—	15,797	15,797
Transfer of U.K. pension plan to GrowHow UK Limited	—	—	43,272	43,272

Balance December 31, 2007	$(22,364)	$(5,612)	$(17,352)	$(45,328)

19. Income Taxes

Components of the income tax provision (benefit) applicable to continuing operations are as follows:

(in thousands)	2007	2006	2005

Current:
Federal	$5,154	$719	$—
Foreign	6,056	4,351	679
State	12,706	400	—

	23,916	5,470	679

Deferred:
Federal	76,226	6,417	4,196
Foreign	14,653	(2,710)	9,102
State	—	70	240

	90,879	3,777	13,538

Total income tax provision	$114,795	$9,247	$14,217

The following table reconciles the income tax provision (benefit) per the Consolidated Statements of Operations to the federal statutory provision:

(in thousands)	2007	2006	2005

Income before income taxes and minority interest:
Domestic	$239,474	$6,570	$560
Foreign	77,216	6,890	35,744

	316,690	13,460	36,304

Statutory income tax expense:
Domestic	95,550	2,432	196
Foreign	24,699	2,841	11,057

	120,249	5,273	11,253

Reduction to foreign tax rates	(4,043)	—	—
Foreign exchange gain (loss)	—	3,553	(1,302)
Debt repayment losses	—	—	7,807
Warrant fair value gain	—	—	(3,278)
Valuation allowance	4,178	(367)	964
Foreign tax credit	(6,765)	—	—
Other	1,176	788	(1,227)

Income tax expense	$114,795	$9,247	$14,217

The tax effect of net operating loss (NOL), tax credit carryforwards and significant temporary differences between reported and taxable earnings that gave rise to net deferred tax assets (liabilities) were as follows:

(in thousands)	2007	2006

Current deferred tax asset
Accrued liabilities	$2,736	$8,323
Inventory valuation	354	(685)
Unsettled derivative losses	3,223	(3,521)

Net current deferred tax asset	6,313	4,117

Non-current deferred tax liability
Depreciation	(125,183)	(185,044)
Investments in partnership	(7,301)	(7,352)
Investment in affiliates	(43,596)	(34,537)
Intangible asset	(1,480)	(2,089)
Unfunded employee benefits	13,992	9,111
Discontinued business costs	8,920	8,202
Valuation allowance	(31,740)	(61,361)
NOL, capital loss and tax credit carryforwards	74,283	166,386
Accumulated other comprehensive income	12,097	42,592
Other	153	241

Net noncurrent deferred tax liability	(99,854)	(63,851)

Net deferred tax liability	$(93,541)	$(59,734)

Our remaining NOLs at December 31, 2007 were generated in tax year 2004. These NOLs, if unused, will begin to expire in 2024.

20. Unrecognized Tax Benefit

We adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty to Income Taxes (FIN 48), on January 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	Total

Balance at January 1, 2007	$33,560
Increases related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2007	$33,560

The primary jurisdictions in which we or one of our subsidiaries files income tax returns are the United States, Canada and the United Kingdom (See Note 7). In most United States jurisdictions, we have net operating loss (“NOL”) carryforwards that date back to 2004 and will remain subject to examination by tax authorities as those NOL positions may be used to offset future taxable earnings. For jurisdictions in Canada and the United Kingdom, income tax returns remain subject to examination by tax authorities for calendar years beginning in 2001 and 2005, respectively.

The adoption of FIN 48 had no impact on our financial statements other than the reclassification of the unrecognized tax benefit. Other liabilities include an unrecognized tax benefit of $33.5 million at December 31, 2007, which had been previously recognized under FASB Statement No. 5, Accounting for Contingencies or FASB Statement No. 109, Accounting for Income Taxes. There were no changes in unrecognized tax positions during the period, and there are no expected changes in the next twelve months. If recognized, the $33.5 million of unrecognized tax benefit would have an impact on the effective tax rate.

When applicable, we recognize interest accrued and penalties related to unrecognized tax benefits in income taxes on the statement of operations. No interest or penalties were recognized at December 31, 2007.

21. Industry Segment Data

We operate in two principal industry segments—Nitrogen Products and Methanol. The Nitrogen Products business produces and distributes ammonia, urea, UAN, ammonium nitrate and other nitrogen products to agricultural and industrial users. The Methanol business manufactures methanol, which is principally used as a raw material in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and octane enhancer for gasoline. Management evaluates performance based on operating earnings of each segment. We do not allocate interest, income taxes or infrequent items to the business segments. Included in Other are general corporate activities not attributable to a specific industry segment. The following summarizes additional information about Terra’s industry segments:

	Nitrogen
(in thousands)	Products	Methanol	Other	Total

2007
Revenues	$2,293,139	$55,342	$11,585	$2,360,066
Operating income (loss)	447,420	(23,374)	(3,682)	420,364
Total assets	1,379,584	61,614	447,129	1,888,327
Depreciation and amortization	94,047	5,609	1,160	100,816
Capital expenditures	31,510	—	211	31,721
Equity earnings	13,491	—	—	13,491
Equity investments	351,986	—	—	351,986
Minority interest in losses	50,281	—	—	50,281

2006
Revenues	$1,793,759	$34,955	$8,008	$1,836,722
Operating income (loss)	63,275	4,952	(1,947)	66,280
Total assets	1,377,471	98,916	96,326	1,572,713
Depreciation and amortization	74,031	13,386	20,652	108,069
Capital expenditures	50,626	2	228	50,856
Equity earnings	17,013	—	—	17,013
Equity investments	164,099	—	—	164,099
Minority interest in losses	11,286	—	—	11,286

2005
Revenues	$1,899,236	$31,347	$8,482	$1,939,065
Operating income (loss)	131,474	(14,089)	(3,689)	113,696
Total assets	1,298,289	102,811	122,525	1,523,625
Depreciation and amortization	90,638	10,993	8,711	110,342
Capital expenditures	29,967	59	794	30,820
Equity earnings	21,415	—	—	21,415
Equity investments	183,884	—	—	183,884
Minority interest in earnings	13,667	—	—	13,667

The following summarizes geographic information about Terra:

	Revenues			Long-lived Assets
	Year Ended December 31,			December 31,
(in thousands)	2007	2006	2005	2007	2006	2005

United States	$1,971,197	$1,397,994	$1,464,375	$524,333	$663,994	$512,572
Canada	69,760	63,902	55,641	334,084	49,637	55,625
United Kingdom	319,109	374,826	419,049	—	238,577	219,045

	$2,360,066	$1,836,722	$1,939,065	$858,417	$952,208	$787,242

22. Minority interest

We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own 24.7% of the limited partnership interests. TNCLP has its manufacturing facility in Verdigris, Oklahoma and is a major U.S. producer of nitrogen fertilizer products. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors limited partnership interest in the partnership has been recorded as minority interest on our consolidated financial statements. The minority interest represents the minority unitholders’ interest in the equity of TNCLP. At December 31, 2007 and 2006, we reported minority interest in the statement of financial position of $109.7 million and $94.7 million, respectively. For the years 2007, 2006 and 2005, we recorded minority unitholders’ interest in the statement of operations of $50.3 million, $11.3 million and $13.7 million, respectively.

TNCLP makes cash distributions to the general and limited partners based on formulas as defined in the Agreement of Limited Partnership. Cash available for distribution depends on earnings, working capital changes and capital expenditures, among other factors. Cash distributions to limited partners will also vary based on increasing amounts allocable to the general partner when cumulative distributions exceed minimum quarterly distribution (MQD) target levels set forth in the Agreement of Limited Partnership. As of December 31, 2007, the cumulative MQD shortfall that must be paid to the limited partners before the general partner receives an incentive payment was $125.3 million.

On February 7, 2008, TNCLP announced a $4.45 per unit distribution to be paid during the 2008 first quarter. As a result of this distribution, the pro forma cumulative shortfall that must be paid before we receive an incentive payment as of March 31, 2008 is anticipated to be approximately $53.5 million, or $2.86 per unit.

23. Guarantor Subsidiaries

Terra Industries Inc, excluding all majority owned subsidiaries, (“Parent”) files a consolidated United States federal income tax return. Beginning in 1995, the Parent adopted the tax sharing agreements, under which all domestic operating subsidiaries provide for and remit income taxes to the Parent based on their pretax accounting income, adjusted for permanent differences between pretax accounting income and taxable income. The tax sharing agreements allocated the benefits of operating losses and temporary differences between financial reporting and tax basis income to the Parent.

Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Unsecured Notes (see Note 8) for December 31, 2007, 2006 and 2005 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the

Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi and Beaumont, Texas plants as well as the corporate headquarters facility in Sioux City, Iowa. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$—	$55,857	$267,145	$906,752	$(531,516)	$698,238
Accounts receivable, net	1	2	98,514	72,711	—	171,228
Inventories	—	—	97,985	32,104	1,436	131,525
Other current assets	10,614	638	11,213	6,454	—	28,919

Total current assets	10,615	56,497	474,857	1,018,021	(530,080)	1,029,910

Property, plant and equipment, net	—	—	306,410	125,530	—	431,940
Equity investments	—	—	10,488	341,498	—	351,986
Deferred plant turnaround costs, intangible and other assets	6,732	8,333	19,801	45,174	(5,549)	74,491
Investments in and advances to (from) affiliates	620,375	365,762	1,848,352	57,752	(2,892,241)	—

Total Assets	$637,722	$430,592	$2,659,908	$1,587,975	$(3,427,870)	$1,888,327

Liabilities
Customer prepayments	$—	$—	$125,036	$174,315	$—	$299,351
Accounts payable	128	—	66,963	43,614	—	110,705
Accrued and other liabilities	25,715	9,169	50,483	22,263	—	107,630

Total current liabilities	25,843	9,169	242,482	240,192	—	517,686

Long-term debt and capital lease obligations	—	330,000	—	—	—	330,000
Deferred income taxes	86,157	—	—	10,113	3,584	99,854
Pension and other liabilities	79,650	—	12,367	2,866	—	94,883
Minority interest	—	21,404	88,325	—	—	109,729

Total liabilities and minority interest	191,650	360,573	343,174	253,171	3,584	1,152,152

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	142,170	—	73	32,458	(32,531)	142,170
Paid in capital	618,873	150,218	1,910,748	1,133,745	(3,194,710)	618,874
Accumulated other comprehensive income income (loss) and unearned compensation	(22,002)	—	—	281,850	(305,176)	(45,328)
Retained earnings (deficit)	(408,769)	(80,199)	405,913	(113,249)	100,963	(95,341)

Total stockholders’ equity	330,272	70,019	2,316,734	1,334,804	(3,431,454)	620,375

Total liabilities and stockholders’ equity	$637,722	$430,592	$2,659,908	$1,587,975	$(3,427,870)	$1,888,327

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$1,194,343	$1,154,138	$—	$2,348,481
Other income, net	—	—	9,634	1,951	—	11,585

Total revenues	—	—	1,203,977	1,156,089	—	2,360,066

Cost and Expense
Cost of sales	900	345	992,182	831,548	1	1,824,976
Selling, general and administrative expenses	2,179	(10,611)	32,439	67,962	2	91,971
Equity in the (earnings) loss of subsidiaries	—	—	(16,209)	—	—	(16,209)
Impairment	—	—	38,964	—	—	38,964

Total cost and expenses	3,079	(10,266)	1,047,376	899,510	3	1,939,702

Income (loss) from operations	(3,079)	10,266	156,601	256,579	(3)	420,364
Interest income	—	6,093	5,077	6,092	—	17,262
Interest expense	(1,860)	(26,909)	(6)	(325)	—	(29,100)
Loss on debt	—	(38,836)	—	—	—	(38,836)
Foreign currency gain (loss)	—	(1,886)	8	1,878	—	—

Income (loss) before tax and minority interests	(4,939)	(51,272)	161,680	264,224	(3)	369,690
Income tax benefit (provision)	1,790	(37,582)	(58,294)	(20,709)	—	(114,795)
Minority interest	—	(9,704)	(40,577)	—	—	(50,281)
Equity in subs (earnings) loss	205,045	303,602	—	(2,718)	(508,647)	(2,718)

Net Income (Loss)	$201,896	$205,044	$62,809	$240,797	$(508,650)	$201,896

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$201,896	$205,044	$62,809	$240,796	$(508,649)	$201,896
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	—	—	46,439	54,377	—	100,816
Impairment of assets	—	—	38,964	—	—	38,964
Deferred income taxes	90,879	—	—	—	—	90,879
Non-cash loss on derivatives	1,300	—	—	—	—	1,300
Minority interest in earnings	—	2,903	47,378	—	—	50,281
Distributions in excess of (less than) equity earnings	144,211	(18,284)	8,536	379,935	(505,862)	8,536
Equity earnings in GrowHow UK Limited	—	—	—	2,718	—	2,718
Share-based compensation	28,103	—	—	—	(1)	28,102
Amortization of intangible and other assets	—	—	3,713	3,240	1	6,954
Non-cash loss on early retirement of debt	—	4,662	—	—	—	4,662
Change in operating assets and liabilities	(83,235)	4,952	78,212	460,091	(247,263)	212,757

Net Cash Flows from Operating Activities	383,154	199,277	286,051	1,141,157	(1,261,774)	747,865

Investing Activities
Purchase of property, plant and equipment	—	—	(8,721)	(23,000)	—	(31,721)
Plant turnaround expenditures	—	—	(9,955)	(40,699)	(1)	(50,655)
Cash retained by GrowHow UK Limited	—	—	—	(16,788)	—	(16,788)
Distributions received from unconsolidated affiliates	—	—	4,705	—	—	4,705
Proceeds from the sale of property, plant and equipment	—	—	24	—	—	24

Net Cash Flows from Investing Activities	—	—	(13,947)	(80,487)	(1)	(94,435)

Financing Activities
Issuance of debt	—	330,000	—	—	—	330,000
Payments under borrowing arrangements	—	(331,300)	(1)	—	1	(331,300)
Common stock issuances and vestings	(1,424)	—	—	—	—	(1,424)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007 (continued):

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Payments for debt issuance costs	—	(6,444)	—	—	—	(6,444)
Change in investments and advances from (to) affiliates	(292,522)	(236,412)	30,281	(231,607)	730,260	—
Preferred share dividends paid	(5,100)	—	—	—	—	(5,100)
Payments under share repurchase program	(87,426)	—	—	—	—	(87,426)
Excess tax benefits from equity compensation plans	3,317	—	—	—	—	3,317
Distributions to minority interests	—	—	(35,239)	—	—	(35,239)

Net Cash Flows from Financing Activities	(383,155)	(244,156)	(4,959)	(231,607)	730,261	(133,616)

Effect of Foreign Exchange Rate on Cash	—	—	—	(593)	—	(593)

Increase (Decrease) in Cash and Cash Equivalents	(1)	(44,879)	267,145	828,470	(531,514)	519,221

Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Year	$—	$55,857	$267,145	$906,752	$(531,516)	$698,238

Condensed Consolidating Statement of Financial Position for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash, cash equivalents and restricted cash	$1	$100,736	$—	$78,282	$(2)	$179,017
Accounts receivable, net	—	—	75,466	123,325	—	198,791
Inventories	—	—	84,924	117,958	8,135	211,017
Other current assets	3,166	1,319	12,918	18,355	(4,078)	31,680

Total current assets	3,167	102,055	173,308	337,920	4,055	620,505

Property, plant and equipment, net	—	—	381,987	338,912	(2)	720,897
Equity investments	—	—	10,710	153,389	—	164,099
Deferred plant turnaround costs, intangible and other assets	(1,839)	7,582	22,117	39,351	1	67,212
Investments in and advances to (from) affiliates	758,377	347,478	1,622,696	422,436	(3,150,987)	—

Total Assets	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Liabilities
Debt due within one year	$—	$—	$1	$—	$(1)	$—
Accounts payable	109	—	63,634	92,750	—	156,493
Accrued and other liabilities	28,119	5,927	61,781	62,354	(5,227)	152,954

Total current liabilities	28,228	5,927	125,416	155,104	(5,228)	309,447

Long-term debt and capital
Lease obligations	—	331,300	—	—	—	331,300
Deferred income taxes	22,214	—	—	43,848	(2,211)	63,851
Pension and other liabilities	166,032	—	7,386	1,212	2	174,632
Minority interest	—	18,501	76,186	—	—	94,687

Total liabilities and minority interest	216,474	355,728	208,988	200,164	(7,437)	973,917

Preferred stock	115,800	—	—	—	—	115,800

Stockholders’ equity
Common stock	144,975	—	73	49,709	(49,781)	144,976
Paid in capital	693,895	150,218	2,007,811	1,246,129	(3,404,157)	693,896
Accumulated other comprehensive income income (loss) and unearned compensation	(92,187)	—	6,373	30,828	(8,753)	(63,739)
Retained earnings (deficit)	(319,252)	(48,831)	(12,427)	(234,822)	323,195	(292,137)

Total stockholders’ equity	427,431	101,387	2,001,830	1,091,844	(3,139,496)	482,996

Total liabilities and stockholders’ equity	$759,705	$457,115	$2,210,818	$1,292,008	$(3,146,933)	$1,572,713

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$859,454	$969,261	$(1)	$1,828,714
Other income, net	—	—	5,795	2,213	—	8,008

Total revenues	—	—	865,249	971,474	(1)	1,836,722

Cost and Expense
Cost of sales	—	—	882,352	901,940	(52,070)	1,732,222
Selling, general and administrative expenses	2,358	(8,142)	(7,601)	16,549	52,069	55,233
Equity in the (earnings) loss of subsidiaries	29,853	(184,740)	(91,993)	(46,002)	275,869	(17,013)

Total cost and expenses	32,211	(192,882)	782,758	872,487	275,868	1,770,442

Income (loss) from operations	(32,211)	192,882	82,491	98,987	(275,869)	66,280
Interest income	—	(167)	7,004	(1,267)	887	6,457
Interest expense	(1,860)	(42,320)	(8)	1,610	(5,413)	(47,991)

Income (loss) before tax and minority interests	(34,071)	150,395	89,487	99,330	(280,395)	24,746
Income tax benefit (provision)	(7,607)	—	—	(1,642)	2	(9,247)
Minority interest	—	(2,178)	(9,108)	—	—	(11,286)

Net Income (Loss)	$(41,678)	$148,217	$80,379	$97,688	$(280,393)	$4,213

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(41,678)	$148,217	$80,379	$97,688	$(280,393)	$4,213
Depreciation and amortization	—	2,928	45,789	35,154	31,076	114,947
Non-cash loss on derivatives	—	—	589	344	—	933
Deferred taxes	—	—	—	3,777	—	3,777
Minority interest in earnings (loss)	—	452	10,838	—	(4)	11,286
Equity earnings in excess of profit distributions	(29,853)	184,740	91,993	46,002	(283,680)	9,202
Amortization of unearned compensation	7,010	—	—	—	—	7,010
Change in operating assets and liabilities	33,137	(73,758)	(33,997)	31,657	50,853	7,892

Net Cash Flows from Operating Activities	(31,384)	262,579	195,591	214,622	(482,148)	159,260

Investing Activities
Purchase of property, plant and equipment	—	—	(29,115)	(21,741)	—	(50,856)
Plant turnaround costs	—	—	(13,755)	(21,526)	—	(35,281)
Distributions received from unconsolidated affiliates	—	—	—	9,660	—	9,660
Proceeds from the sale of property, plant and equipment	—	—	16,400	2,700	—	19,100
Restricted cash	—	—	8,595	—	—	8,595

Net Cash Flows from Investing Activities	—	—	(17,875)	(30,907)	—	(48,782)

Financing Activities
Payments under borrowing arrangements	—	—	(25)	(12)	—	(37)
Proceeds from exercise of stock options	363	—	—	—	—	363
Tax benefit of unvested stock	1,255	—	—	—	—	1,255
Change in investments and advances from (to) affiliates	53,652	(173,351)	(236,202)	(126,256)	482,157	—
Preferred share dividends paid	(5,100)	—	—	—	—	(5,100)
Repurchases of TRA stock	(18,786)	—	—	—	(10)	(18,796)
Changes in overdraft protection arrangements	—	—	—	11,443	—	11,443
Distributions to minority interests	—	—	(8,861)	—	—	(8,861)

Net Cash Flows from Financing Activities	31,384	(173,351)	(245,088)	(114,825)	482,147	(19,733)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006 (continued):

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Effect of Foreign Exchange Rate on Cash	—	—	—	1,906	—	1,906

Increase (Decrease) in Cash and Cash Equivalents	—	89,228	(67,372)	70,796	(1)	92,651

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Year	$1	$100,736	$—	$78,282	$(2)	$179,017

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Revenues	$—	$—	$576,993	$1,353,589	$1	$1,930,583
Other income, net	—	—	7,189	1,293	—	8,482

Total revenues	—	—	584,182	1,354,882	1	1,939,065

Cost and Expense
Cost of sales	—	3,510	603,372	1,242,991	(49,637)	1,800,236
Selling, general and administrative expenses	2,817	(8,183)	(4,425)	6,848	49,491	46,548
Equity in the (earnings) loss of subsidiaries	40,800	(209,743)	(89,609)	(79,915)	317,052	(21,415)

Total cost and expenses	43,617	(214,416)	509,338	1,169,924	316,906	1,825,369

Income (loss) from operations	(43,617)	214,416	74,844	184,958	(316,905)	113,696
Interest income	—	2,049	5,291	(612)	1,358	8,086
Interest expense	(1,860)	(44,843)	(16)	(6,758)	(1)	(53,478)
Loss on early retirement of debt	—	—	—	(27,193)	—	(27,193)
Change in fair value of warrant liability	8,860	—	—	—	—	8,860

Income (loss) before tax and minority interests	(36,617)	171,622	80,119	150,395	(315,548)	49,971
Income tax benefit (provision)	(4,435)	—	—	(9,782)	—	(14,217)
Minority interest	—	(2,679)	(10,989)	—	1	(13,667)

Net Income (Loss)	$(41,052)	$168,943	$69,130	$140,613	$(315,547)	$22,087

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(41,052)	$168,943	$69,130	$140,613	$(315,547)	$22,087
Non-cash loss on early retirement of debt	—	—	—	22,543	—	22,543
Change in fair value of warrant liability	(8,860)	—	—	—	—	(8,860)
Depreciation and amortization	—	—	43,506	64,838	7,241	115,585
Non-cash loss on derivatives	—	—	4,091	—	—	4,091
Deferred taxes	13,538	—	—	(5,400)	5,400	13,538
Minority interest in earnings (loss)	—	2,679	10,989	—	(1)	13,667
Equity earnings in excess of profit distributions	40,800	(209,743)	—	(79,915)	241,917	(6,941)
Amortization of unearned compensation	2,431	—	—	—	—	2,431
Term loan discount accretion	—	—	—	1,773	—	1,773
Change in operating assets and liabilities	11,211	147,075	(56,723)	(107,064)	(163,538)	(169,039)

Net Cash Flows from Operating Activities	18,068	108,954	70,993	37,388	(224,528)	10,875

Investing Activities
Purchase of property, plant and equipment	—	—	(3,331)	(27,489)	—	(30,820)
Plant turnaround costs	—	—	—	(22,331)	—	(22,331)
Distributions received from unconsolidated affiliates	—	—	—	31,901	—	31,901
Proceeds from the sale of property, plant and equipment	168	—	—	7,392	—	7,560
Restricted cash	—	—	(8,595)	—	—	(8,595)

Net Cash Flows from Investing Activities	168	—	(11,926)	(10,527)	—	(22,285)

Financing Activities
Payments under borrowing arrangements	—	—	(104)	(125,063)	—	(125,167)
Proceeds from exercise of stock options	142	—	—	—	—	142
Stock issuance	—	—	(9,190)	—	9,190	—
Change in investments and advances from (to) affiliates	(12,428)	(299,473)	—	239,000	72,901	—
Preferred share dividends paid	(5,950)	—	—	(133,875)	133,875	(5,950)
Distributions to minority interests	—	(2,664)	(10,944)	—	1	(13,607)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005 (continued):

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Flows from Financing Activities	(18,236)	(302,137)	(20,238)	(19,938)	215,967	(144,582)

Effect of Foreign Exchange Rate on Cash	—	—	—	—	8,560	8,560

Increase (Decrease) in Cash and Cash Equivalents	—	(193,183)	38,829	6,923	(1)	(147,432)

Cash and Cash Equivalents at Beginning of Year	1	204,691	28,543	563	—	233,798

Cash and Cash Equivalents at End of Year	$1	$11,508	$67,372	$7,486	$(1)	$86,366

24. Quarterly Financial Data (Unaudited)

(in thousands, except per-share data)	March 31	June 30	Sept 30	Dec 31

2007
Total revenues	$502,286	$693,815	$593,715	$570,249
Operating income	$64,670	$128,774	$95,303	$131,417
Net income	$7,210	$70,655	$54,380	$69,651
Per Share:
Basic income per share	$0.06	$0.76	$0.59	$0.77
Diluted income per share	$0.06	$0.66	$0.51	$0.66

2006
Total revenues	$398,920	$523,520	$464,781	$449,501
Operating income (loss)	$(28,166)	$26,224	$29,388	$38,834
Net income (loss)	$(23,991)	$6,257	$10,341	$11,606
Per Share:
Basic income (loss) per share	$(0.27)	$0.05	$0.10	$0.11
Diluted income (loss) per share	$(0.27)	$0.05	$0.10	$0.11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term in defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the review and evaluation. There were no material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

(c) Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual report on Form 10-K a report on management’s assessment of the effectiveness our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, our independent registered accounting firm, and issued their report, a copy of which is included in this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the internal control over financial reporting of Terra Industries Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 28, 2008

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of Terra

Information with respect to directors of Terra is set forth under the heading “Election of Directors” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 6, 2008, and is incorporated herein by reference. Information with respect to executive officers of Terra is set forth under the caption “Executive Officers of Terra” in Part I hereof and is incorporated herein by reference.

We have a Code of Ethics and Business Conduct that applies to Terra’s principal executive officer and its principal financial officer. The code also applies to our other officers, directors and employees. The Code of Ethics and Business Conduct is posted on Terra’s Web site, www.terraindustries.com, and is available on hard copy upon request. In addition, the information set forth under “Equity Security Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to executive and director compensation set forth under the headings “Executive Compensation and Other Information” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 6, 2008, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management under the caption “Equity Security Ownership” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held on May 6, 2008 is incorporated herein by reference.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of securities to be	Weighted-average	Number of securities remaining available for
	issued upon exercise of	exercise price of	future issuance under equity compensation
	outstanding options, warrants	outstanding options,	plans (excluding securities reflected in column
Plan category	and rights	warrants and rights	(a))

Equity compensation plans approved by security holders	11,000	$3.17	3,753,626

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	11,000	$3.17	3,753,626

Item 13.	Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is set forth under the heading “Transactions with Related Persons,” “Policies and Procedures” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Audit Fees and Services Fees

Information with respect to principal accountant audit fees and service fees is set forth under the heading “Proposal 2: Ratification of Selection of Independent Accountants—Principal Accountant Audit Fees and Service Fees” in the proxy statement for the Annual Meeting of Stockholders of Terra to be held May 6, 2008, and is incorporated herein by reference.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Terra and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of Terra was approved by the Audit Committee on February 27, 2007. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touche LLP since May 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Documents Filed as a Part of this Report

1.	Consolidated Financial Statements of Terra and its subsidiaries are included in Item 8 herein.

Consolidated Statements of Financial Position at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

Report of Independent Registered Accounting Firm

2.	Index to Financial Statement Schedules, Reports and Consents

See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1

3.   Other Financial Statements

Individual financial statements of Terra’s 50% owned joint ventures accounted for on the equity method have been omitted because they do not constitute a significant subsidiary.

(b) Exhibits

2.1	Stock Purchase Agreement dated as of August 6, 2004 among Terra Industries Inc., MissChem Acquisition Inc. and Mississippi Chemical Corporation, filed as Exhibit 99.2 to Terra Industries Inc.’s Form 8-K dated August 9, 2004, is incorporated herein by reference.
3.1	Articles of Restatement of Terra Industries Inc. filed with the State Department of Assessments and Taxation of Maryland on August 3, 2005, restating the Charter of Terra Industries Inc., filed as Exhibit 3.1 to Terra Industries Inc.’s August 4, 2005 Form 8-K, are incorporated herein by reference.
3.2	Amended and Restated By-Laws of Terra Industries Inc., effective as of August 3, 2005, filed as Exhibit 3.2 to Terra Industries Inc.’s August 4, 2005 Form 8-K, are incorporated herein by reference.
3.3	Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.4	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.5		Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.
3.6		By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to the September 7, 2005 TNCLP Form 8-K, are incorporated herein by reference.
4.1		Indenture dated as of October 10, 2001 among Terra Capital, Inc., certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries’ Form 8-K dated October 10, 2001, is incorporated herein by reference.
4.2		Amendment No. 1 to the Amended and Restated Credit Agreement dated January 26, 2005, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as issuing banks (“Issuers”) and Citicorp USA Inc., as administrative agent and collateral agent for Lenders and Issuers, filed as Exhibit 4.3 to Terra Industries’ Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
4.3		Amendment No. 2 to the Amended and Restated Credit Agreement dated July 29, 2005, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.4 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
4.4		Amendment No. 3 to the Amended and Restated Credit Agreement dated October 30, 2006, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a/ Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2006, is incorporated herein by reference.
4	.5*	Amendment No. 4 to the Amended and Restated Credit Agreement dated February 2, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”). Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers.
4	.6*	Amendment No. 5 to the Amended and Restated Credit Agreement dated July 11, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries, Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers.

4	.7*	Amendment No. 6 to the Amended and Restated Credit Agreement dated August 28, 2007, among Terra Capital Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively “Borrowers”), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers.
4.8		Amendment No. 1 to the Credit Agreement dated July 29, 2005 among Terra Nitrogen, Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries’ Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
4.9		Amendment No. 2 to the Credit Agreement dated February 2, 2007, among Terra Nitrogen, Limited Partnership (“Borrower”), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.8 to Terra Nitrogen Company, L.P.’s Form 10-K for the year ended December 31, 2007.
4.10		Indenture dated May 21, 2003 between the Company, the guarantors party hereto, and U.S. National Bank Association as Trustee, with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010 (including the form of 11 1/2% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries’ Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
4.11		Articles Supplementary of Terra Industries Inc. relating to the Retirement of the Company’s Trust Shares, filed as Exhibit 3.1 to Terra Industries Inc.’s August 3, 2005 Form 8-K, are incorporated herein by reference.
4.12		Articles Supplementary of Terra Industries Inc. relating to the Reclassification of the Company’s Series B Cumulative Redeemable Preferred Shares, filed as Exhibit 3.2 to Terra Industries Inc.’s August 3, 2005 Form 8-K, are incorporated herein by reference.
4.13		Registration Rights Agreement dated as of October 7, 2004, among Terra and Citigroup Global Markets Inc., as Representative of the Initial Purchasers, filed as Exhibit 4.6 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.
4.14		Registration Rights Agreement, dated as of August 6, 2004, among Terra Industries Inc., Taurus Investments S.A. and the other shareholders named therein, filed as Exhibit 99.1 to Terra’s Form 8-K dated August 16, 2004, is incorporated herein by reference.
4.15		Registration Rights Agreement, dated as of December 16, 2004, among Terra Industries Inc. and the initial purchasers named therein, filed as Exhibit 4.7 to Terra’s Form S-3/A filed February 9, 2005, is incorporated by reference.

4.16	Registration Rights Agreement, dated as of December 21, 2004, among Terra Industries Inc., Värde Investment Partners, L.P., Perry Principals Investments LLC, Citigroup Global Markets, Inc., filed as Exhibit 10.1 to Terra’s Form 8-K dated December 27, 2004, is incorporated by reference.
4.17	Registration Agreement, dated as of February 2, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated February 5, 2007, is incorporated herein by reference.
4.18	Form of Indenture relating to the 4.25% Convertible Subordinated Debentures, filed as Exhibit 4.7 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.
4.19	Purchase Agreement, dated October 7, 2004, among Terra Industries Inc. and the initial purchasers named therein relating to the sale of Terra’s 4.25% Series A Cumulative Convertible Perpetual Preferred Shares, filed as Exhibit 1 to Terra’s Form S-3 filed on January 4, 2005, is incorporated by reference.
4.20	Purchase Agreement, dated as of January 25, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.
4.21	$150,000,000 Amended and Restated Credit Agreement dated as of December 21, 2004, among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, Mississippi Chemical Corporation, as Borrowers; Terra Industries Inc. and Terra Capital Holdings, Inc., as Guarantors; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Lead Arranger and Sole Book Runner, filed as Exhibit 4.18 to the Terra Industries’ Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
4.22	$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner, filed as Exhibit 4.19 to the Terra Industries’ Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
4.23	Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 12 7/8% Senior Secured Notes due 2008, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.
4.24	Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010, files as Exhibit 4.2 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.

4.25		Indenture, dated February 2, 2007, by and among Terra Capital, Inc., Terra Industries Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7% Senior Notes due 2017, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated February 5, 2007, is incorporated herein by reference.
10	.1.1	Resolution adopted by the Personnel Committee of the Board of Directors of Terra Industries with respect to supplemental retirement benefits for certain senior executive officers of Terra Industries, filed as Exhibit 10.4.2 to Terra Industries’ Form 10-Q for the fiscal quarter ended March 31, 1991, is incorporated herein by reference.
10	.1.2	Excess Benefit Plan of Terra Industries, as amended effective as of January 1, 1992, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.
10	.1.3	Amendment to the Terra Industries Inc. Excess Benefit Plan, dated July 26, 2000, filed as Exhibit 10.1.6.a to Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10	.1.4	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries’ Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.
10	.1.5	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.
10	.1.5.a	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10	.1.5.b	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b. to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
10	.1.6	1992 Stock Incentive Plan of Terra Industries Inc. filed as Exhibit 10.1.6 To Terra Industries’ Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.
10	.1.7	Revised Form of Incentive Stock Option Agreement of Terra Industries Inc. under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.12 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.
10	.1.8	Revised Form of Nonqualified Stock Option Agreement of Terra Industries Inc. under its 1992 Stock Incentive Plan, filed as Exhibit 10.1.13 to Terra Industries’ Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.
10	.1.9	1997 Stock Incentive Plan of Terra Industries, filed as Exhibit 10.1.14 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10	.1.9.a	Amendment No. 1 dated as of February 20, 1997 to the 1997 Stock Incentive Plan of Terra Industries Inc. filed as Exhibit 10.1.21 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.
10	.1.10	Form of Incentive Stock Option Agreement of Terra Industries Inc. under its 1997 Stock Incentive Plan filed as Exhibit 10.1.13 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.
10	.1.11	Form of Nonqualified Stock Option Agreement of Terra Industries Inc. under its 1997 Stock Incentive Plan filed as Exhibit 10.1.14 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.
10	.1.12	Form of Performance Share Award of Terra Industries under its 1997 Stock Incentive Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
10	.1.13	Form of Executive Retention Agreement for Other Executive Officers, filed as Exhibit 10.1.19 to Terra Industries’ Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
10	.1.14	Form of Non-Employee Director Stock Option Agreement under the 1997 Stock Incentive Plan, filed as Exhibit 10.2.21 to Terra Industries Inc.’s Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.
10	.1.15	Form of Performance Share Award of Terra Industries Inc. under its 1997 Stock Incentive Plan, dated February 16, 2000, filed as Exhibit 10.1.22 of the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10	.1.16	Form of Non-Employee Director Performance Share Award of Terra Industries Inc. under its 1997 Stock Incentive Plan, dated May 2, 2000, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10	.1.17	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.18 to the Terra Industries’ Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
10	.1.18	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.1.19	Form of Restricted Stock Award to Officers and Other Key Employees under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to the Terra Industries’ Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.1.20	Revised Form of Restricted Stock Award of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.9 to the Terra Industries’ Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10	.1.21	Form of Long-Term Incentive Award for Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.10 to the Terra Industries 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.22	Form of Long-Term Incentive Award for Phantom Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.11 to the Terra Industries Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.23	Form of Long-Term Incentive Award for Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.23 to the Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.
10	.1.24	Form of Long-Term Incentive Award for Phantom Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.24 to the Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.
10	.1.25	Form of Indemnity Agreement of Terra Industries Inc., filed as Exhibit 10.1.27 to Terra Industries Inc.’s Form 8-K dated July 1, 2006, is incorporated by reference.
10	.1.26	Form of Unrestricted Annual Share Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated August 10, 2006, is incorporated herein by reference.
10	.1.27	Employment Severance Agreement between Terra Industries Inc. and Michael L. Bennett dated October 5, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10	.1.28	Form of Employment Severance Agreement for Section 16(b) Executive Officers, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10	.1.29	Amendment to Employment Severance Agreement between Terra Industries Inc. and Mark A. Kalafut dated October 6, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 6, 2006 is incorporated herein by reference.
10	.1.30	2007 Omnibus Incentive Compensation Plan, adopted by the board of directors of Terra Industries Inc. (“Terra”) and subsequently approved by its stockholders at the annual meeting of Terra on May 8, 2007, reported on Terra’s Form 8-K filed May 10, 2007 and attached as Appendix A to Terra’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 15, 2007, is incorporated herein by reference.
10	.1.31*	Amendment Number One to Employment Severance Agreement.
10	.1.32*	Amendment to Restricted Share Agreement.
10	.1.33*	Amendment to Performance Share Award Agreement.
10	.1.34*	Amendment to Terra Long Term Incentive Award dated October 23, 2007, for former Terra, now GrowHow UK Limited joint venture employees.

10.2	First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership dated September 1, 2005, filed as Exhibit 10.3 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.
10.3	General and Administrative Services Agreement regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.
10.4	Amendment No. 1 to the General and Administrative Service Agreement regarding Services by Terra Industries Inc. dated September 1, 2005, filed as Exhibit 10.4 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.
10.5	Amendment No. 1 to the General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.5 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.
10.6	Amended and Restated General and Administrative Services Agreement between Terra Industries Inc., Terra Nitrogen Corporation, and Terra Nitrogen GP Inc., dated October 23, 2007, filed as Exhibit 10.1 to TNCLP’s Form 10-Q filed on October 29, 2007, is incorporated herein by reference.
10.7	Reorganization Agreement among Terra Nitrogen Company, L.P., (the “MLP”), Terra Nitrogen, Limited Partnership (the “OLP”) and Terra Nitrogen Corporation (the “GP”) dated September 1, 2005, filed as Exhibit 10.1 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.
10.8	Conveyance, Assignment and Assumption Agreement by and between Terra Nitrogen Corporation (the “Company”) and Terra Nitrogen GP Inc. (the “New GP”) dated September 1, 2005, filed as Exhibit 10.2 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.
10.9	Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
10.10	Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries’ Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
10.11	Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.

10	.12†	Asset Purchase and Methanol Exclusivity Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003, filed as Exhibit 10.9 to Terra Industries’ From 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10	.12.1†	Services Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003 included as Schedule E to Exhibit 10.9 herein, filed as Exhibit 10.91.1 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10	.13†	First Amendment to Asset Purchase and Methanol Exclusivity Agreement dated February 20, 2004, filed as Exhibit 10.10 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10.14		Warrant Agreement dated December 21, 2004 among Terra Industries Inc., Perry Principals Investments LLC, Citigroup Financial Products Inc. and Värde Investment Partners, L.P., filed as Exhibit 10.11 to Terra Industries’ Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
10	.15†	Ammonium Nitrate Supply Agreement between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as Exhibit 10.7 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.16†	Conversion Agreement by and between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as exhibit 10.8 to the Terra Industries Inc. Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10.17		Option Agreement, dated as of July 18, 2007, by and between Terra Industries Inc. and Eastman Chemical Company, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 23, 2007, is incorporated herein by reference.
10.18		Joint Venture Contribution Agreement, dated September 14, 2007, by and among GrowHow UK Limited, Terra International (Canada), Inc., Kemira GrowHow Oyj and Terra Industries Inc., filed as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q dated October 29, 2007, is incorporated herein for reference.

10.19		Shareholders’ Agreement, dated September 14, 2007, by and among Kemira GrowHow Oyj, Terra International (Canada), Inc., Terra Industries Inc and GrowHow UK Limited filed as Exhibit 10.2 to Terra Industries Inc.’s Form 10-Q dated October 29, 2007, is incorporated herein for reference.
12	.1*	Ratio of Earnings to Financial Charges
21	.1*	Subsidiaries of Terra Industries Inc.
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this document.

Exhibits 10.1.1 through 10.1.34 are management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: February 28, 2008	By:	/s/ DANIEL D. GREENWELL Daniel D. Greenwell Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ HENRY R. SLACK Henry R. Slack	Chairman of the Board

/s/ MICHAEL L. BENNETT Michael L. Bennett	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL D. GREENWELL Daniel D. Greenwell	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID E. FISHER David E. Fisher	Director

/s/ DOD A. FRASER Dod A. Fraser	Director

/s/ MARTHA O. HESSE Martha O. Hesse	Director

/s/ PETER S. JANSON Peter S. Janson	Director

/s/ JAMES R. KRONER James R. Kroner	Director

/s/ DENNIS MCGLONE Dennis McGlone	Director

Date: February 28, 2008

Index to Financial Statement Schedules

Schedule No.

I Condensed Financial Information of Registrant, is included in Item 8 herein, Footnote 23, Column 1, “Parent.”

II Valuation and Qualifying Accounts: Years Ended December 31, 2007, 2006 and 2005	S-2

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

S-1

Schedule II

Terra Industries Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006, and 2005
(in thousands)

			Less Write-
		Additions	offs, and
	Balance at	Charged to	Transfers,	Balance
	Beginning of	Costs and	Net of	at End
Description	Period	Expenses	Recoveries	of Period

Year Ended December 31, 2007:

Allowance for doubtful accounts	$332	$15	$(83)	$264
Allowance for deferred tax assets	$61,361	$3,939	$(33,560)	$31,740

Year Ended December 31, 2006:

Allowance for doubtful accounts	$234	$486	$(388)	$332
Allowance for deferred tax assets	$61,728	$—	$(367)	$61,361

Year Ended December 31, 2005:

Allowance for doubtful accounts	$262	$824	$(852)	$234
Allowance for deferred tax assets	$56,490	$5,238	$—	$61,728

S-2