Form 10-Q
period 2008-03-31
TERRA INDUSTRIES INC
filed 2008-04-29
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As April 25, 2008, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	91,378,108 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2008	2007	2007
Assets
Cash and cash equivalents	$817,197	$698,238	$233,310
Accounts receivable, less allowance for doubtful accounts of $267, $264 and $410	159,418	171,183	184,096
Inventories	210,237	129,321	230,651
Other current assets	44,771	28,833	26,594
Current assets held for sale - discontinued operations	45,593	2,335	14,489

Total current assets	1,277,216	1,029,910	689,140

Property, plant and equipment, net	379,746	389,728	619,554
Equity method investments	330,678	351,986	166,746
Deferred plant turnaround costs, net	34,753	42,190	36,615
Intangible assets, net	3,293	3,763	5,174
Other assets	26,235	27,721	23,125
Noncurrent assets held for sale - discontinued operations	—	43,029	89,908

Total assets	$2,051,921	$1,888,327	$1,630,262

Liabilities
Accounts payable	160,661	110,687	130,567
Customer prepayments	282,397	299,351	136,047
Accrued and other current liabilities	68,479	102,655	46,353
Current liabilities held for sale - discontinued operations	16,764	4,993	16,654

Total current liabilities	528,301	517,686	329,621

Long-term debt	330,000	330,000	330,000
Deferred taxes	137,837	99,854	37,758
Pension liabilities	9,594	9,268	124,667
Other liabilities	80,172	84,876	84,236
Minority interest	107,329	109,729	98,850
Noncurrent liabilities held for sale - discontinued operations	—	739	4,069

Total liabilities and minority interest	1,193,233	1,152,152	1,009,201

Preferred Shares - liquidation value of $120,000	115,800	115,800	115,800

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 91,382; 89,587 and 92,486 outstanding	143,964	142,170	145,192
Paid-in capital	619,384	618,874	694,621
Accumulated other comprehensive loss	(25,301)	(45,328)	(48,350)
Retained earnings (accumulated deficit)	4,841	(95,341)	(286,202)

Total stockholders’ equity	742,888	620,375	505,261

Total liabilities and stockholders’ equity	$2,051,921	$1,888,327	$1,630,262

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues
Product revenues	$573,202	$499,466
Other income	1,502	1,458

Total revenues	574,704	500,924

Costs and Expenses
Cost of sales	406,989	422,264
Selling, general and administrative expense	12,704	17,057
Equity earnings of unconsolidated affiliates (Note 8)	(13,290)	(5,617)

Total cost and expenses	406,403	433,704

Income from operations	168,301	67,220
Interest income	8,408	2,887
Interest expense	(7,058)	(8,909)
Loss on early retirement of debt	—	(38,662)

Income before income taxes and minority interest	169,651	22,536
Income tax provision	(59,504)	(5,157)
Minority interest	(18,126)	(8,636)
Equity earnings of affiliates (Note 8)	9,284	—

Income from continuing operations	101,305	8,743
Income (loss) from discontinued operations, net of tax (Note 2)	152	(1,533)

Net income	101,457	7,210
Preferred share dividends	(1,275)	(1,275)

Income Available to Common Shareholders	$100,182	$5,935

Weighted average shares outstanding:
Basic	90,165	91,860
Diluted	104,429	95,258

Earnings per share — basic
Income from continuing operations	$1.11	$0.08
Income (loss) from discontinued operations (Note 2)	—	(0.02)

Net income	$1.11	$0.06

Earnings per share — diluted
Income from continuing operations	$0.97	$0.08
Income (loss) from discontinued operations (Note 2)	—	(0.02)

Net Income	$0.97	$0.06

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net income	$101,457	$7,210
Income (loss) from discontinued operations	152	(1,533)

Income from continuing operations	101,305	8,743
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	19,853	23,626
Loss on sale of property, plant and equipment	477	—
Deferred income taxes	37,901	8,290
Minority interest in earnings	18,126	8,636
Distributions less than equity earnings	(332)	(5,617)
Equity earnings GrowHow UK Limited	(9,284)	—
Non-cash gain on derivatives	(661)	(2,832)
Share-based compensation	1,264	2,868
Amortization of intangible and other assets	1,938	2,341
Non-cash loss on early retirement of debt	—	4,662

Changes in operating assets and liabilities:
Accounts receivable	10,890	14,940
Inventories	(85,084)	(18,472)
Accounts payable and customer prepayments	32,805	32,911
Other assets and liabilities, net	(30,661)	619

Net cash flows from operating activities — continuing operations	98,537	80,715
Net cash flows from operating activities — discontinued operations	11,037	(1,127)

Net cash flows from operating activities	109,574	79,588

Investing Activities
Purchase of property, plant and equipment	(6,472)	(6,736)
Plant turnaround expenditures	(627)	(8,842)
Proceeds from sale of property, plant and equipment	1,614	—
Distributions received from unconsolidated affiliates	6,927	—
Contribution settlement received from GrowHow UK Limited	27,890	—

Net cash flows from investing activities — continuing operations	29,332	(15,578)
Net cash flows from investing activities — discontinued operations	—	—

Net cash flows from investing activities	29,332	(15,578)

Financing Activities
Issuance of debt	—	330,000
Payments under borrowing arrangements	—	(328,800)
Payments for debt issuance costs	—	(5,429)
Preferred share dividends paid	(1,275)	(1,275)
Common stock issuances and vestings	(5,873)	276
Excess tax benefits from equity compensation plans	7,695	—
Distributions to minority interests	(20,526)	(4,474)

Net cash flows from financing activities — continuing operations	(19,979)	(9,702)
Net cash flows from financing activities — discontinued operations	—	—

Consolidated Statements of Cash Flows (continued)

	Three Months ended
	March 31
	2008	2007
Net cash flows from financing activities	(19,979)	(9,702)

Effect of exchange rate changes on cash	32	(15)

Increase to cash and cash equivalents	118,959	54,293
Cash and cash equivalents at beginning of period	698,238	179,017

Cash and cash equivalents at end of period	$817,197	$233,310

Supplemental cash flow information:
Interest paid	$11,850	$10,619
Income tax refunds received	$—	$100
Income taxes paid	$5,527	$4,566

Supplemental schedule of non-cash investing and financing activities:
Conversion of warrants to common stock	$1,486	$—

Supplemental schedule of unconsolidated affiliates distributions received:
Equity earnings of unconsolidated affiliates	$13,290	$5,617
Distribution less than equity earnings	(332)	(5,617)
Distributions received from unconsolidated affiliates	6,927	—

Total cash distributions received from unconsolidated affiliates	$19,885	$—

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousands)
(unaudited)

			Accumulated	(Accumulated
			Other	Deficit)
	Common	Paid-In	Comprehensive	Retained		Comprehensive
	Stock	Capital	Loss	Earnings	Total	Income

Balance at January 1, 2008	$142,170	$618,874	$(45,328)	$(95,341)	$620,375
Comprehensive income (loss):
Net income	—	—	—	101,457	101,457	$101,457
Foreign currency translation adjustment	—	—	(2,886)	—	(2,886)	(2,886)
Change in fair value of derivatives, net of taxes of $12,337	—	—	22,913	—	22,913	22,913

Comprehensive income						$121,484

Preferred share dividends	—	—	—	(1,275)	(1,275)
Exercise of stock options	11	23	—	—	34
Nonvested stock	297	1,491	—	—	1,788
Conversion of warrants	1,486	(1,486)	—	—	—
Share-based compensation	—	482	—	—	482

Balance March 31, 2008	$143,964	$619,384	$(25,301)	$4,841	$742,888

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Accumulated		Comprehensive
	Stock	Capital	Loss	Deficit	Total	Income

Balance at January 1, 2007	$144,976	$693,896	$(63,739)	$(292,137)	$482,996
Comprehensive income (loss):
Net income	—	—	—	7,210	7,210	$7,210
Foreign currency translation adjustment	—	—	817	—	817	817
Change in fair value of derivatives, net of taxes of $7,848	—	—	14,572	—	14,572	14,572

Comprehensive income						$22,599

Preferred share dividends	—	—	—	(1,275)	(1,275)
Share-based compensation	—	665	—	—	665
Exercise of stock options	216	60	—	—	276

Balance at March 31, 2007	$145,192	$694,621	$(48,350)	$(286,202)	$505,261

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statement Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “the Company”, “our” “we” and “us”) and the results of operations for the periods presented. Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with our 2007 Annual Report on Form 10-K to Shareholders.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable.

Revenues are primarily comprised of sales of our nitrogen-based products, including any realized hedging gains or losses related to nitrogen product derivatives, and are reduced by estimated discounts and trade allowances. We classify amounts directly or indirectly billed to our customers for shipping and handling as revenue.

Cost of Sales

Cost of sales are primarily manufacturing costs related to our nitrogen-based products, including any realized hedging gains or losses related to natural gas derivatives. We classify amounts directly or indirectly billed for delivery of products to our customers or our terminals as cost of sales.

Derivatives and Financial Instruments

We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs and to manage the prices of our nitrogen products. We report the fair value of the derivatives on our balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in cost of sales in the period the offsetting hedged transaction occurs.

Segment Reporting

We review our reportable industry segments based upon the guidance provided in Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). The methanol industry segment does not meet the quantitative thresholds of SFAS 131 because we have reclassified the Beaumont, Texas related assets and liabilities as held for sale and have included earnings related to these assets in discontinued operations as required by SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). As a wholesale nitrogen producer we are no longer reporting industry segments in a separate disclosure because the only reportable industry segment is nitrogen.

Inventories

Inventories are stated at the lower of average cost or estimated net realizable value. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds its net realizable value. The analysis of estimated realizable value is based on customer orders, market trends, and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

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

2.	Discontinued Operations

During 2007, we entered into an agreement for Eastman Chemical Company to purchase our Beaumont, Texas assets, including the methanol and ammonia production facilities. We anticipate closing the sale on or before January 1, 2009. In connection with this sales agreement, we evaluated our Beaumont facility for impairment. We determined that this facility’s carrying values were impaired and we recorded a $39 million impairment charge in the third quarter of 2007.

Pursuant to the requirements of SFAS 144, we classified and accounted for certain assets as held for sale at March 31, 2008. As the anticipated sales date is within one year of our quarterly reporting date, the property, plant and equipment has been reclassified to other current assets as of March 31, 2008. SFAS 144 requires that assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered cash flow analyses, and offers related to those assets. In accordance with the provisions of SFAS 144, assets for sale are not depreciated.

Results of the Beaumont operations are reported for all periods presented on a net of tax basis as discontinued operations. In addition, assets and liabilities of the business held for sale have been reclassified to assets and liabilities held for sale accounts in the accompanying Balance Sheet.

Summarized Financial Results of Discontinued Operations

Three months ended
(in thousands)	March 31,
2008
Operating revenue	$1,421
Operating and other expenses	(1,187)

Pretax income from operations of discontinued components	234
Income tax expense	(82)

Income from discontinued operations	$152

2007
Operating revenue	$1,362
Operating and other expenses	(3,912)

Pretax loss from operations of discontinued components	(2,550)
Income tax benefit	1,017

Loss from discontinued operations	$(1,533)

The major classes of assets and liabilities held for sale and related to discontinued operations as of March 31, 2008, December 31, 2007 and March 31, 2007 are as follows:

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007
Trade receivables	$232	$45	$12,213
Inventory	2,203	2,203	2,203
Other current assets	43,158	87	73

Current Assets	$45,593	$2,335	$14,489

Property, plant and equipment — net	$—	$42,212	$89,091
Other non-current assets	—	817	817

Non-current assets	$—	$43,029	$89,908

Accounts payable	$302	$18	$5
Other current liabilities	16,462	4,975	16,649

Current liabilities	$16,764	$4,993	$16,654

Other non-current liabilities	$—	$739	$4,069

Non-current liabilities	$—	$739	$4,069

3.	Income (Loss) Per Share

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

The following table provides a reconciliation between basic and diluted income (loss) per share for the three-month period ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands, except per-share amounts)	2008	2007
Basic income (loss) per share computation:
Income from continuing operations	$101,305	$8,743
Less: Preferred share dividends	(1,275)	(1,275)

Income from continuing operations available to common shareholders	100,030	7,468
Income (loss) from discontinued operations available to common shareholders	152	(1,533)

Weighted average shares outstanding	90,165	91,860

Income per share — continuing operations	1.11	0.08
Income (loss) per share — discontinued operations	—	(0.02)

Net income per share	$1.11	$0.06

Diluted income (loss) per share computation:
Income from continuing operations available to common shareholders	$100,030	$7,468
Add: Preferred share dividends	1,275	—

Income available to common shareholders and assumed conversions	$101,305	$7,468

Weighted average shares outstanding	90,165	91,860
Add incremental shares from assumed conversions:
Preferred shares	12,048	—
Nonvested stock	397	607
Common stock warrants	1,815	2,610
Common stock options	4	181

Dilutive potential common shares	104,429	95,258

Income per share — continuing operations	$0.97	$0.08
Income (loss) per share — discontinued operations	—	(0.02)

Net income per share	$0.97	$0.06

For the three-month period ending March 31, 2007, 120,000 preferred shares were excluded from the computation of diluted earnings per share. These preferred shares were antidilutive using the if-converted method.

4.	Inventories

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007
Raw materials	$15,766	$17,765	$20,694
Supplies	33,736	35,909	55,445
Finished goods	160,735	75,647	154,512

Total	$210,237	$129,321	$230,651

Inventory is valued at actual first-in, first-out cost. Costs include raw material, labor and overhead.

5.	Derivative Financial Instruments

We manage risk using derivative financial instruments for changes in natural gas supply prices and changes in nitrogen prices. Derivative financial instruments have credit risk and market risk.

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

We classify a derivative financial instrument as a hedge if all of the following conditions are met:
1.	The item to be hedged must expose us to price risk.

2.
It must be probable that the results of the hedge position substantially offset the effects of price changes on the hedged item (e.g., there is a high correlation between the hedge position and changes in market value of the hedge item).

3.	The derivative financial instrument must be designated as a hedge of the item at the inception of the hedge.

Natural gas supplies to meet production requirements at our North American production facilities are purchased at market prices. Natural gas market prices are volatile and we effectively fix prices for a portion of our natural gas production requirements and inventory through the use of swaps, basis swaps and options. The North American contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices for North America are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for our North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

A swap is a financial instrument whereby we agree to pay a counterparty a fixed rate, and the counterparty pays us a variable rate. Option contracts give the holder the right to either own or sell a futures or swap contract. The option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from us for the amount, if any, that monthly published gas prices from the source specified in the contract differ from the prices of a NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements.

We may also use a collar structure where we will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes us to large price increases. At March 31, 2008 there were no collars outstanding.

The following summarizes open natural gas derivative contracts at March 31, 2008 and 2007 and December 31, 2007:

	Other	Other
	Current	Current	Deferred	Net
(in thousands)	Assets	Liabilities	Taxes	Asset (Liability)
March 31, 2008	$28,001	$(902)	$(9,315)	$17,784
December 31, 2007	$4,798	$(14,733)	$3,022	$(6,913)
March 31, 2007	$11,037	$(3,949)	$(1,474)	$5,614

Certain derivatives outstanding at March 31, 2008 and 2007, which settled during April 2008 and 2007, respectively, are included in the position of open natural gas derivatives in the table above. The April 2008 derivatives settled for an approximate $9.4 million gain compared to the April 2007 derivatives which settled for an approximate $1.0 million gain. Substantially all open derivatives will settle during the next twelve months.

We determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $0.5 million and $2.9 million, respectively, to cost of sales for the three-month period ending March 31, 2008 and 2007, respectively.

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

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended March 31, 2008 and 2007 follows:

	Three Months Ended
	March 31,
	2008		2007
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated loss	$(8,635)	$(5,612)	$(18,210)	$(11,836)
Reclassification into earnings	(7,497)	(4,873)	2,727	1,773
Net change in market value	42,747	27,786	19,693	12,799

Ending accumulated gain	$26,615	$17,301	$4,210	$2,736

Approximately $26.6 million of the net accumulated gain at March 31, 2008 will be reclassified into earnings during the next twelve months.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At March 31, 2008, we did not have any open contracts for nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three-month period ending March 31, 2008, there were no gains or losses on nitrogen forward derivative instruments. For the three-month period ending March 31, 2007, we recognized a loss of $0.9 million on nitrogen forward derivative instruments.

6.	Fair Value Measurements

On January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157), which, among other things, requires enhanced disclosure of assets and liabilities measured and reported at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities as affected by the one-year delay. The adoption of SFAS 157 did not have a material impact on our financial statements.

SFAS 157 establishes a three level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The three levels are defined as follows:
•	Level 1 — inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We evaluated our assets and liabilities to determine which items should be disclosed according to SFAS 157. We currently measure our derivative contracts on a recurring basis at fair value. The inputs included in the fair value measurement of our derivative contract use adjusted quoted prices from an active market which are classified at level 2 as a significant other observable input in the disclosure hierarchy framework as defined by SFAS 157.

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of March 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$28,001	$—

Total	$—	$28,001	$—

Liabilities
Derivative contracts	$—	$902	$—

Total	$—	$902	$—

7.	Other Liabilities

Other liabilities consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007
Unrecognized tax benefit	$33,560	$33,560	$33,560
Long-term medical and closed facility reserve	24,316	24,368	23,321
Long-term deferred revenue	10,656	10,885	—
Accrued phantom shares	5,018	9,231	5,525
Long-term retiree medical and post employment reserve	6,099	6,112	7,381
Other	523	720	14,449

	$80,172	$84,876	$84,236

8.	Equity Investments

Trinidad and United States

Our investment in companies that are accounted for on the equity method of accounting and included in operations consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at our Verdigris nitrogen plant. These investments were $145.4 million at March 31, 2008. We include the net earnings of these investments as an element of income from operations as the investees’ operations provide additional capacity to our operations.

The combined results of operations and financial position of our equity method investments are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Condensed income statement information:
Net sales	$98,535	$29,363

Net income	$31,281	$7,112

Terra’s equity in earnings of unconsolidated affiliates	$13,290	$5,617

	March 31,	March 31,
(in thousands)	2008	2007
Condensed balance sheet information:
Current assets	$72,576	$53,018
Long-lived assets	186,981	204,146

Total assets	$259,557	$257,164

Current liabilities	$47,464	$25,356
Long-term liabilities	11,265	—
Equity	200,828	231,808

Total liabilities and equity	$259,557	$257,164

The carrying value of these investments at March 31, 2008 was $45.0 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately fifteen years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.

We have transactions in the normal course of business with PLNL whereby we are obliged to purchase 50% of the ammonia produced by PLNL at current market prices. During the three-month period ending March 31, 2008, we purchased approximately $33.3 million of ammonia from PLNL. During the three-month period ending March 31, 2007, we purchased approximately $22.2 million of ammonia from PLNL. During the first quarter of 2007, PLNL performed a turnaround, resulting in lower production levels and consequently, lower purchases by us.

We received $18.8 million and $17.5 million in distributions from PLNL in the 2008 and 2007 first quarters, respectively.
United Kingdom

On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between us and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest. Subsequent to September 14, 2007, we have accounted for our investment in GrowHow as an equity method investment. This investment was $185.3 million at March 31, 2008.

Our interest in the joint venture is classified as a nonoperating equity investment. We do not include the net earnings of this investment as an element of income from operations since the investees’ operations do not provide additional capacity to us, nor are its operations integrated with our supply chain in North America.

The results of operations and financial position of our equity method investment in GrowHow at March 31, 2008 were:

(in thousands)	2008

Condensed income statement information:
Net sales	$266,827

Net income	$21,366

Terra’s equity in earnings of unconsolidated affiliates	$9,284

Condensed balance sheet information:
Current assets	$260,910
Long-lived assets	263,130

Total assets	$524,040

Current liabilities	$143,182
Long-term liabilities	173,942
Equity	206,916

Total liabilities and equity	$524,040

The carrying value of these investments at March 31, 2008 was $81.8 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately twelve years. Our equity earnings of GrowHow are different than our ownership interest in GrowHow’s net income due to the amortization of basis differences.

We contributed Terra Nitrogen (UK) Limited to the joint venture for a 50% interest in the joint venture, and Kemira contributed its Kemira GrowHow UK Limited subsidiary for the remaining 50% interest. The GrowHow joint venture in the United Kingdom includes the Kemira site at Ince and our Teeside and Severnside sites. Pursuant to the GrowHow Agreements with Kemira, we are eligible to receive a balancing consideration payment from GrowHow in 2011. We will receive a minimum balancing consideration payment of £20 million, and have the right to receive up to £60 million, based on GrowHow’s calculation of earnings and cash flows.

In January 2008 GrowHow closed the Severnside manufacturing facility. Pursuant to the agreement with Kemira, we are responsible for any remediation costs required to prepare the Severnside site for disposal. We anticipate remediation costs to be approximately $5.0 million to $10.0 million. We have an option to purchase the Severnside land for a nominal amount at any time prior to sale. If we elect not to exercise this option we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land would exceed the total cost of reclamation of site.

We received $27.9 million from GrowHow during the 2008 first quarter for the refund of working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement.
There were no distributions from the United Kingdom equity investment since the inception in 2007.

9.	Long-term Debt

Long-term debt consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007
Unsecured Senior Notes, 7.0% due 2017	$330,000	$330,000	$330,000
Second Priority Senior Secured Notes, 11.5%, due 2010	—	—	2,500

Total long-term debt	330,000	330,000	332,500
Less current maturities	—	—	2,500

Total long-term debt	$330,000	$330,000	$330,000

In February 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017 to refinance our Senior Secured Notes due in 2008 and 2010. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries (see Note 14). These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors. We recorded a $38.8 million loss on the early retirement of debt.

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

In conjunction with the bond refinancing, we amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility is secured by substantially all of our assets. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At March 31, 2008, the LIBOR rate was 2.71%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans were 0.50% 1.75%, respectively, at March 31, 2008. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At March 31, 2008, we had no outstanding revolving credit borrowings and $10.3 million in outstanding letters of credit. The $10.3 million in outstanding letters of credit reduced our borrowing availability to $189.7 million at March 31, 2008. The credit facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If our borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

10.	Pension Plans

We maintain defined benefit and defined contribution pension plans that cover substantially all salaried and hourly employees. Benefits are based on a pay formula. The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. We also have certain non-qualified pension plans covering executives, which are unfunded. We accrue pension costs based upon annual actuarial valuations for each plan and fund these costs in accordance with statutory requirements.

The estimated components of net periodic pension expense follow:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Service cost	$778	$748
Interest cost	4,412	6,231
Expected return on plan assets	(4,516)	(6,056)
Amortization of prior service cost	(9)	(9)
Amortization of actuarial loss	468	1,409
Termination charge	—	123

Pension expense	$1,133	$2,446

Cash contributions to the defined benefit pension plans for the three months ended March 31, 2008 and 2007 were $0.4 million and $8.9 million, respectively.

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three-month periods ending March 31, 2008 and 2007 totaled $1.0 million and $1.2 million, respectively.

We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

11.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income (loss). Our accumulated other comprehensive income (loss) is comprised of (a) adjustments that result from translation of our foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in our financial statements, (c) the offset to the fair value of derivative assets and liabilities (that qualify as a cash flow hedge) recorded on the balance sheet, and (d) pension and post-retirement benefit liabilities adjustments.

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2008 and 2007 follow:

	Foreign
	Currency		Pension and Post-
	Translation	Fair Value of	Retirement Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance January 1, 2008	$(22,364)	$(5,612)	$(17,352)	$(45,328)
Change in foreign translation adjustment	(2,886)	—	—	(2,886)
Reclassification to earnings	—	(4,873)	—	(4,873)
Change in fair value of derivatives	—	27,786	—	27,786

Balance March 31, 2008	$(25,250)	$17,301	$(17,352)	$(25,301)

Balance January 1, 2007	$24,518	$(11,836)	$(76,421)	$(63,739)
Change in foreign translation adjustment	817	—	—	817
Reclassification to earnings	—	1,773	—	1,773
Change in fair value of derivatives	—	12,799	—	12,799

Balance March 31, 2007	$25,335	$2,736	$(76,421)	$(48,350)

12.	Commitments and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. Based on the facts currently available, management believes that the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operation or liquidity and that the likelihood that a loss contingency will occur in connection with these claims is remote.

We have entered into physical natural gas supply agreements through March 2009 for approximately 44.5 million MMBtu’s. As of March 31, 2008, these natural gas commitments were $1.7 million above the respective index prices.

13.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combination (SFAS 141R), which changes the way we account for business acquisitions. SFAS  141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of SFAS 141R.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest will be required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest will be identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. The statement is effective for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact SFAS 160 may have on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the future impacts and disclosures of SFAS 161.

14.	Guarantor Subsidiaries

The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Unsecured Senior Notes due 2017 for March 31, 2008; December 31, 2007; and March 31, 2007 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations and statements of cash flows for the three months ended March 31, 2008 and 2007 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.

Guarantor subsidiaries include subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi, and Beaumont, Texas plants; Terra Environmental Technologies as well as the corporate headquarters facility in Sioux City, Iowa. The Beaumont, Texas facility is classified as held for sale pursuant to SFAS 144. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries.

Consolidating Balance Sheet as of March 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$35,231	$310,402	$978,875	$(507,311)	$817,197
Accounts receivable, net	1	—	111,676	47,741	—	159,418
Inventories	—	—	140,864	57,856	11,517	210,237
Other current assets	17,715	38	6,115	20,903	—	44,771
Current assets held for sale – discontinued operations	—	—	45,593	—	—	45,593

Total current assets	17,716	35,269	614,650	1,105,375	(495,794)	1,277,216

Property, plant and equipment, net	—	—	259,627	120,119	—	379,746
Equity investment – operating	—	—	10,376	135,015	—	145,391
Equity investment – nonoperating	—	—	—	185,287	—	185,287
Intangible assets, other assets and deferred plant turnaround costs	6,732	8,039	15,944	38,757	(5,191)	64,281
Investments in and advances to (from) affiliates	742,888	376,734	1,936,618	132,417	(3,188,657)	—
Noncurrent assets held for sale – discontinued operations	—	—	—	—	—	—

Total assets	$767,336	$420,042	$2,837,215	$1,716,970	$(3,689,642)	$2,051,921

Liabilities
Accounts payable	$1,992	$—	$109,614	$49,055	$—	$160,661
Customer prepayments	—	—	97,678	184,719	—	282,397
Accrued and other current liabilities	21,942	3,380	29,376	13,781	—	68,479
Current liabilities held for sale – discontinued operations	—	—	16,764	—	—	16,764

Total current liabilities	23,934	3,380	253,432	247,555	—	528,301

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	120,864	—	—	13,528	3,445	137,837
Pension and other liabilities	76,626	(170)	11,403	1,410	497	89,766
Minority interest	—	20,941	86,388	—	—	107,329
Noncurrent liabilities held for sale – discontinued operations	—	—	—	—	—	—

Total liabilities and minority interest	221,424	354,151	351,223	262,493	3,942	1,193,233

Preferred stock	115,800	—	—	—	—	115,800

Consolidating Balance Sheet (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Common Shareholders’ Equity
Common stock	143,964	—	73	32,458	(32,531)	143,964
Paid-in capital	619,384	150,218	2,031,300	1,255,515	(3,437,033)	619,384
Accumulated other comprehensive income (loss)	(18,240)	—	—	358,349	(365,410)	(25,301)
Retained earnings (accumulated deficit)	(314,996)	(84,327)	454,619	(191,845)	141,390	4,841

Total stockholders’ equity	430,112	65,891	2,485,992	1,454,477	(3,693,584)	742,888

Total liabilities and stockholders’ equity	$767,336	$420,042	$2,837,215	$1,716,970	$(3,689,642)	$2,051,921

Consolidating Statement of Operations for the three months ended March 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$355,734	$217,468	$—	$573,202
Other revenues	—	—	945	557	—	1,502

Total revenues	—	—	356,679	218,025	—	574,704

Cost and Expenses
Cost of sales	—	83	286,344	120,562	—	406,989
Selling, general and administrative expenses	509	(2,035)	6,678	7,552	—	12,704
Equity in the (earnings) loss of subsidiaries	—	—	(13,290)	—	—	(13,290)

Total cost & expenses	509	(1,952)	279,732	128,114	—	406,403

Income (loss) from operations	(509)	1,952	76,947	89,911	—	168,301
Interest income	—	3,637	—	4,771	—	8,408
Interest expense	(465)	(6,219)	(2)	(372)	—	(7,058)
Foreign currency gain (loss)	—	—	6	(6)	—	—

Income (loss) before income taxes and minority interest	(974)	(630)	76,951	94,304	—	169,651
Income tax benefit (provision)	376	(23,481)	(29,715)	(6,684)	—	(59,504)
Minority interest	—	(3,498)	(14,628)	—	—	(18,126)
Equity in subs (earnings) loss	102,055	129,664	—	9,284	(231,719)	9,284

Income from continuing operations	101,457	102,055	32,608	96,904	(231,719)	101,305
Income from discontinued Operations – net of tax	—	—	152	—	—	152

Net income (loss)	$101,457	$102,055	$32,760	$96,904	$(231,719)	$101,457

Consolidating Statement of Cash Flows for the three months ended March 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	101,457	102,055	32,760	96,904	(231,719)	101,457
Income from discontinued operations	—	—	152	—	—	152

Income from continuing operations	$101,457	$102,055	$32,608	$96,904	$(231,719)	$101,305
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	10,518	9,335	—	19,853
(Gain) loss on sale of property, plant and equipment	—	—	765	(288)	—	477
Deferred income taxes	37,901	—	—	—	—	37,901
Minority interest in earnings	—	(463)	18,589	—	—	18,126
Distributions less than equity earnings	(117,710)	(10,972)	(332)	(71,542)	200,224	(332)
Equity earnings - GrowHow UK Limited	—	—	—	(9,284)	—	(9,284)
Non-cash gain on derivatives	(661)	—	—	—	—	(661)
Share-based compensation	1,264	—	—	—	—	1,264
Amortization of intangible and other assets	—	—	1,119	819	—	1,938
Change in operating assets and liabilities	(11,586)	(5,063)	(57,740)	72,766	(70,427)	(72,050)

Net cash flows from operating activities — continuing operations	10,665	85,557	5,527	98,710	(101,922)	98,537
Net cash flows from operating activities — discontinued operations	—	—	11,037	—	—	11,037

Net Cash Flows from Operating Activities	10,665	85,557	16,564	98,710	(101,922)	109,574

Investing Activities
Purchase of property, plant and equipment	—	—	(5,395)	(1,077)	—	(6,472)
Plant turnaround expenditures	—	—	(535)	(92)	—	(627)
Distributions received from unconsolidated affiliate	—	—	6,927	—	—	6,927
Contribution settlement received from GrowHow UK Limited	—	—	—	27,890	—	27,890
Proceeds from the sale of property, plant and equipment	—	—	1,224	390	—	1,614

Net cash flows from investing activities – continuing operations	—	—	2,221	27,111	—	29,332
Net cash flows from investing activities – discontinued operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	2,221	27,111	—	29,332

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Common stock issuances and vestings	(5,873)	—	—	—	—	(5,873)
Excess tax benefits from compensation plans	7,695	—	—	—	—	7,695
Preferred share dividends paid	(1,275)	—	—	—	—	(1,275)
Change in investments and advances from (to) affiliates	(11,212)	(106,183)	44,998	(53,730)	126,127	—
Distributions to minority interests	—	—	(20,526)	—	—	(20,526)

Net cash flows from financing Activities – continuing Operations	(10,665)	(106,183)	24,472	(53,730)	126,127	(19,979)
Net cash flows from financing activities – discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	(10,665)	(106,183)	24,472	(53,730)	126,127	(19,979)

Effect of Exchange Rate Changes on Cash	—	—	—	32	—	32

Increase (decrease) in Cash and Cash Equivalents -	—	(20,626)	43,257	72,123	24,205	118,959
Cash and Cash Equivalents at Beginning of Year	—	55,857	267,145	906,752	(531,516)	698,238

Cash and Cash Equivalents at End of Year	$—	$35,231	$310,402	$978,875	$(507,311)	$817,197

Condensed Consolidating Balance Sheet for the Year Ended December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$—	$55,857	$267,145	$906,752	$(531,516)	$698,238
Accounts receivable, net	1	2	98,469	72,711	—	171,183
Inventories	—	—	95,781	32,104	1,436	129,321
Other current assets	10,614	638	11,127	6,454	—	28,833
Current assets held for sale – discontinued operations	—	—	2,335	—	—	2,335

Total current assets	10,615	56,497	474,857	1,018,021	(530,080)	1,029,910

Property, plant and equipment, net	—	—	264,198	125,530	—	389,728
Equity investments	—	—	10,488	341,498	—	351,986
Deferred plant turnaround costs, intangible and other assets	6,732	8,333	18,984	45,174	(5,549)	73,674
Investments in and advances to (from) affiliates	620,375	365,762	1,848,352	57,752	(2,892,241)	—
Noncurrent assets held for sale – discontinued operations	—	—	43,029	—	—	43,029

Total Assets	$637,722	$430,592	$2,659,908	$1,587,975	$(3,427,870)	$1,888,327

Liabilities
Customer prepayments	$—	$—	$125,036	$174,315	$—	$299,351
Accounts payable	128	—	66,945	43,614	—	110,687
Accrued and other liabilities	25,715	9,169	45,508	22,263	—	102,655
Current liabilities held for sale – discontinued operations	—	—	4,993	—	—	4,993

Total current liabilities	25,843	9,169	242,482	240,192	—	517,686

Long-term debt	—	330,000	—	—	—	330,000
Deferred income taxes	86,157	—	—	10,113	3,584	99,854
Pension and other liabilities	79,650	—	11,628	2,866	—	94,144
Minority interest	—	21,404	88,325	—	—	109,729
Noncurrent liabilities held for sale – discontinued operations	—	—	739	—	—	739

Total liabilities and minority interest	191,650	360,573	343,174	253,171	3,584	1,152,152

Preferred stock	115,800	—	—	—	—	115,800

Condensed Consolidating Balance Sheet (continued)

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Stockholders’ equity
Common stock	142,170	—	73	32,458	(32,531)	142,170
Paid in capital	618,873	150,218	1,910,748	1,133,745	(3,194,710)	618,874
Accumulated other comprehensive income (loss)	(22,002)	—	—	281,850	(305,176)	(45,328)
Retained earnings (accumulated deficit)	(408,769)	(80,199)	405,913	(113,249)	100,963	(95,341)

Total stockholders’ equity	330,272	70,019	2,316,734	1,334,804	(3,431,454)	620,375

Total liabilities and stockholders’ equity	$637,722	$430,592	$2,659,908	$1,587,975	$(3,427,870)	$1,888,327

Condensed Consolidating Balance Sheet as of March 31, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$124,896	$—	$108,415	$(2)	$233,310
Accounts receivable, net	—	—	77,455	106,642	(1)	184,096
Inventories	—	—	111,083	125,653	(6,085)	230,651
Other current assets	7,460	37	11,121	8,644	(668)	26,594
Current assets held for sale – discontinued operations	—	—	14,489	—	—	14,489

Total current assets	7,461	124,933	214,148	349,354	(6,756)	689,140

Property, plant and equipment, net	—	34	281,782	337,736	2	619,554
Equity investments	—	—	11,544	155,202	—	166,746
Intangible assets, other assets and deferred plant turnaround costs	(1,839)	8,851	18,797	50,464	(11,359)	64,914
Investments in and advanced to (from) affiliates	505,261	276,800	1,675,902	394,957	(2,852,920)	—
Noncurrent assets held for sale – discontinued operations	—	—	89,908	—	—	89,908

Total assets	$510,883	$410,618	$2,292,081	$1,287,713	$(2,871,033)	$1,630,262

Liabilities
Accounts payable	$21	$—	$60,451	$70,094	$1	$130,567
Accrued expenses and other current liabilities	14,319	5,894	204,453	86,913	(129,179)	182,400
Current liabilities held for sale – discontinued operations	—	—	16,654	—	—	16,654

Total current liabilities	14,340	5,894	281,558	157,007	(129,178)	329,621

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	(5,510)	—	—	43,268	—	37,758
Pension and other liabilities	134,048	(171)	(108,805)	128,073	55,758	208,903
Minority interest	—	19,304	79,545	—	1	98,850
Noncurrent liabilities held for sale – discontinued operations	—	—	4,069	—	—	4,069

Total liabilities and minority interest	142,878	355,027	256,367	328,348	(73,419)	1,009,201

Preferred stock	115,800	—	—	—	—	115,800

Common Shareholders’ Equity
Common stock	145,192	—	73	49,709	(49,782)	145,192
Paid-in capital	694,621	150,218	2,035,412	1,274,009	(3,459,639)	694,621
Accumulated other comprehensive income (loss)	(77,432)	—	—	14,031	15,051	(48,350)
Retained earnings (accumulated deficit)	(510,176)	(94,627)	229	(378,384)	696,756	(286,202)

Total stockholders’ equity	252,205	55,591	2,035,714	959,365	(2,797,614)	505,261

Total liabilities and stockholders’ equity	$510,883	$410,618	$2,292,081	$1,287,713	$(2,871,033)	$1,630,262

Consolidating Statement of Operations for the three months ended March 31, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$241,927	$257,539	$—	$499,466
Other revenues	—	—	749	709	—	1,458

Total revenues	—	—	242,676	258,248	—	500,924

Cost and Expenses
Cost of sales	—	—	215,089	207,175	—	422,264
Selling, general and administrative expenses	531	(2,291)	4,763	14,054	—	17,057
Equity in the (earnings) loss of subsidiaries	—	—	(5,617)	—	—	(5,617)

Total cost & expenses	531	(2,291)	214,235	221,229	—	433,704

Income (loss) from operations	(531)	2,291	28,441	37,019	—	67,220
Interest income	—	572	1,769	546	—	2,887
Interest expense	(465)	(8,330)	(2)	(112)	—	(8,909)
Loss on debt	—	(38,662)	—	—	—	(38,662)
Foreign currency gain (loss)	—	—	2	(2)	—	—

Income (loss) before income taxes and minority interest	(996)	(44,129)	30,210	37,451	—	22,536
Income tax benefit	505	8,895	(15,331)	774	—	(5,157)
Minority interest	—	(1,667)	(6,969)	—	—	(8,636)
Equity in subsidiary earnings	7,701	44,602	—	—	(52,203)	—

Income from continuing operations	7,210	7,701	7,910	38,225	(52,303)	8,743
Income (loss) from discontinued operations — net of tax	—	—	(1,533)	—	—	(1,533)

Net income	$7,210	$7,701	$6,377	$38,225	$(52,303)	$7,210

Consolidating Statement of Cash Flows for the three months ended March 31, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	7,210	7,701	6,377	38,225	(52,303)	7,210
Loss from discontinued operations	—	—	(1,533)	—	—	(1,533)

Income from continuing operations	$7,210	$7,701	$7,910	$38,225	$(52,303)	$8,743
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	17,948	5,678	—	23,626
Deferred income taxes	—	—	1,017	7,273		8,290
Minority interest in earnings	—	803	7,833	—	—	8,636
Distributions in excess of (less than) equity earnings	253,116	70,678	(5,617)	25,666	(349,460)	(5,617)
Non-cash (gain) loss on derivatives	—	—	1,830	(4,336)	(326)	(2,832)
Share-based compensation	3,085	—	—	—	(217)	2,868
Amortization of intangible and other assets	—	—	2,341	—	—	2,341
Non-cash loss on early retirement of debt	—	4,662	—	—	—	4,662
Change in operating assets and liabilities — continuing operations	(65,338)	576	(6,283)	117,646	(16,603)	29,998

Net cash flows from operating activities — continuing operations	198,073	84,420	26,979	190,152	(418,909)	80,715
Net cash flows from operating activities — discontinued operations	—	—	(1,127)	—	—	(1,127)

Net Cash Flows from Operating Activities	198,073	84,420	25,852	190,152	(418,909)	79,588

Investing Activities
Purchase of property, plant and equipment	—	(34)	(1,796)	(4,940)	34	(6,736)
Plant turnaround expenditures	—	—	(7,511)	(1,157)	(174)	(8,842)

Net Cash Flows from Investing Activities — Continuing Operations	—	(34)	(9,307)	(6,097)	(140)	(15,578)
Net Cash Flows from Investing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	(34)	(9,307)	(6,097)	(140)	(15,578)

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Issuance of debt	—	330,000	—	—	—	330,000
Principal payments under borrowing arrangements	—	(331,300)	(1)	—	2,501	(328,800)
Payments for debt issuance costs	—	(5,429)	—	—	—	(5,429)
Common stock issuances and vestings	61	—	—	—	215	276
Preferred share dividends paid	(1,275)	—	—	—	—	(1,275)
Change in investments and advances from (to) affiliates	(196,859)	(53,497)	(12,070)	(153,907)	416,333	—
Distributions to minority interests	—	—	(4,474)	—	—	(4,474)

Net Cash Flows from Financing Activities — Continuing Operations	(198,073)	(60,226)	(16,545)	(153,907)	419,049	(9,702)
Net Cash Flows from Financing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	(198,073)	(60,226)	(16,545)	(153,907)	419,049	(9,702)

Effect of Exchange Rate Changes on Cash	—	—	—	(15)	—	(15)

Increase (decrease) in Cash and Cash Equivalents	—	24,160	—	30,133	—	54,293
Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Year	$1	$124,896	$—	$108,415	$(2)	$233,310

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
As you read this management’s discussion and analysis of financial condition and results of operations, you should refer to our Consolidated Financial Statements and related Notes included in Item 1, Financial Statements.
Introduction
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
Natural gas is the most significant raw material in the production of nitrogen products. In the 2008 first quarter, natural gas prices have experienced additional volatility and increased significantly from the December 31, 2007 forecasted prices.
The key drivers of our profitability are nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance; and natural gas costs, in North American markets. Recent demand has been affected by the growing global population and its preference for a higher-protein diet, by low global stock-to-use ratios of grains and by the rise of corn-consuming biofuels in North America.
Imports account for over half of the total North American nitrogen supply, with levels varying among the various products. Most producers exporting nitrogen products into North America can afford to do so because they are manufacturing product with lower cost gas than that which is available to North American producers.
Our sales volumes depend primarily on our plant’s operating rates. We also purchase product from other manufacturers and importers for resale; however, historic gross margins on these volumes have not been significant. Profitability and cash flows from our nitrogen products are affected by our ability to manage our costs and expenses (other than natural gas), most of which do not materially change for different levels of production or sales. Other factors affecting our nitrogen products results include the level of planted corn and wheat acres, transportation costs, weather conditions (particularly during planting season), grain prices and other variables described in Item 1 “Business” and Item 2 “Properties” sections of our 2007 Form 10-K filing with the Securities Exchange Commission.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2008 COMPARED WITH
QUARTER ENDED MARCH 31, 2007
Consolidated Results
We reported net income of $101.5 million for the 2008 first quarter compared with 2007 first quarter net income of $7.2 million. The 2007 net income includes a $38.7 million ($24.3 million, net of taxes) charge for the early retirement of debt. The net income increase is primarily due to higher sales prices as a result of increased demand for nitrogen products, specifically in the agricultural markets.

	Three-months ended March 31,
	2008		2007
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price[1]	Volumes	Unit Price[1]
Ammonia[2]	364	$462	352	$331
UAN (32% basis)[3]	917	$285	940	$184
Urea	24	$419	32	$298
Ammonium nitrate[2]	172	$304	187	$222

1.	After deducting outbound freight costs.

2.	2007 ammonia and ammonium nitrate sales volumes and prices have been adjusted to exclude Terra’s UK operations for comparability to 2008 volumes and pricing.

3.	The nitrogen content of UAN is 32% by weight.
Revenues for the quarter ended March 31, 2008 increased $73.8 million, or 15%, compared with the same 2007 quarter primarily due to higher sales prices for all nitrogen products, specifically UAN, partially offset by lower sales volumes. The price increase is due to improved demand for nitrogen products. The 2007 first quarter revenues included $89.9 million from the UK. The UK operations were contributed into the GrowHow UK Limited joint venture during the 2007 third quarter.
Operating income for the 2008 first quarter was $168.3 million which was $101.1 million more than the $67.2 million income in the 2007 first quarter. Higher first quarter sales prices contributed $173.5 million to the 2008 first quarter operating income. This increase was partially offset by increased costs of $82.5 million, primarily as a result of higher gas costs and increased costs relating to purchased product for resale. Increased equity earnings contributed $7.7 million to operating income. Decreased selling, general and administrative (SGA) costs contributed $4.4 million to operating income in the 2008 first quarter as compared to the 2007 first quarter. The SGA cost decreases are due to reduced share-based compensation costs of $3.2 million and reduced costs relating to the UK operations of $2.2 million; offset by higher professional services fees of $1.0 million.
Discontinued Operations
We have reported our Beaumont, Texas operations as discontinued operations for the periods ending March 31, 2008 and 2007. The Beaumont operations were included in our methanol segment in prior periods. In connection with reporting discontinued operations, we have determined that our methanol segment no longer meets the requirements of a reporting segment.

Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2008 and 2007 amounts are directly related to TNCLP earnings and losses. During the first quarter of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The current quarter minority interest balance reflects the impact of these adjusted income allocations.
Income Taxes
Income taxes for the first quarter 2008 were recorded based on the estimated effective tax rate for the individual jurisdictions in which we operate. The estimated annual effective tax rates were 37.0% and 36.5% in the quarters ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents, which included $282.4 million related to customer prepayments, totaled $817.2 million at March 31, 2008. Our primary uses of cash are to fund our working capital requirements, make payments on our debt and other obligations and fund plant turnarounds and capital expenditures. The principal sources of these cash outlays are cash flow from operations, cash on hand and, to the extent necessary, borrowings under available bank facilities.
Net cash provided by continuing operations in the first three months of 2008 was $98.5 million and net cash provided by discontinuing operations was $11.0 million. Cash from continuing operations was composed of $170.6 million of cash provided from operating activities, offset by $72.1 million to fund seasonal working capital requirements. The primary working capital needs were to fund $85.1 million of inventories offset by $17.0 million of customer prepayments. The increase in inventories was due to a wet spring which delayed planting, and thus delayed delivery of product.
During the first three months, we funded plant and equipment purchases of $6.5 million primarily for replacement or sustaining capital needs. Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant, generally every two years. We funded $0.6 million of plant turnaround costs in the first three months of 2008. We received $27.9 million from GrowHow UK Limited for our contribution settlement from the joint venture.
In April 2006, the Board of Directors authorized us to repurchase a maximum of 10%, or 9,516,817 shares, of our then outstanding common stock on the open market, in private transactions or otherwise. We did not repurchase any shares in the first quarter of 2008. As of March 31, 2008, we have repurchased a total of 6,675,100 shares, which results in 2,841,717 shares that we are authorized to repurchase by June 30, 2008.
We paid dividends on the outstanding preferred stock of $1.3 million for the three-month periods ending March 31, 2008 and 2007.
Distributions paid to the minority TNCLP common unit holders in the first three months of 2008 and 2007 were $20.5 million and $4.5 million, respectively. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.
In February 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017 to refinance our Senior Secured Notes due in 2008 and 2010. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries. These notes and guarantees are unsecured and will rank equal in right of payment with any future senior obligations of such guarantors.
In conjunction with the bond refinancing, we amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. Borrowing availability under the credit facility is generally based on 100% eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of our consolidated subsidiaries. At March 31, 2008, there were no outstanding revolving credit borrowings and there were $10.3 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $189.7 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.

Our ability to meet credit facility covenants will depend on future market conditions, operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the credit facility or could result in termination of the facility. Based on current market conditions for our finished products and natural gas, we anticipate that we will be able to meet our covenants through 2008. If there were to be any adverse changes in the factors discussed above, we may need a waiver of our credit facility covenants, of which, there is no assurance that we would receive such waivers.
There were no material changes outside of the ordinary course of business to our contractual obligations or off-balance sheet arrangements presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the period ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2007 provides more information as to the types of practices and instruments used to manage risk. There were no material changes in our use of financial instruments during the quarter ended March 31, 2008.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers our position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at March 31, 2008 to cover approximately 18% of our natural gas requirements for the succeeding twelve months. Our ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by oue bank agreement covenants.
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
There were no significant changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon the assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:
•	changes in financial markets,

•	general economic conditions within the agricultural industry,

•	competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),

•	changes in product mix,

•	changes in the seasonality of demand patterns,

•	changes in weather conditions,

•	changes in environmental and other government regulations,

•	changes in agricultural regulations, and

•	other risks detailed in “Risk Factors” in our 2007 Annual Report.
Additional information as to these factors can be found in our 2007 Annual Report in the sections entitled “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes” to our consolidated financial statements included as part of this report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the first quarter of 2008 as compared to the risk factors identified in our 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
On April 25, 2006, the Board of Directors authorized us to repurchase a maximum of 10 percent, or 9,516,817 shares, of our then outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2008, and at such prices, as determined appropriate by us. During the 2008 first quarter, we did not repurchase any shares under the stock buyback program. The remaining number of shares that we are authorized to repurchase is 2,841,717 at March 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 10.1	Terra Industries Inc. Excess Benefit Plan, as amended and restated effective as of January 1, 2008

Exhibit 10.2	Consulting and Non-Competition Agreement between Terra Industries Inc. and Francis G. Meyer dated April 1, 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated April 1, 2008, is incorporated herein by reference

Exhibit 10.3	Supplemental Indenture, dated January 9, 2008, by and among Terra Capital, Inc., Terra Industries Inc., Terra Environmental Technologies, Inc., the existing guarantors named therein and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 9, 2008, is incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: April 25, 2008	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Senior Vice President and Chief Financial Officer and a duly authorized signatory

EXHIBIT INDEX

Exhibit 10.1	Terra Industries Inc. Excess Benefit Plan, as amended and restated effective as of January 1, 2008

Exhibit 10.2	Consulting and Non-Competition Agreement between Terra Industries Inc. and Francis G. Meyer dated April 1, 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated April 1, 2008, is incorporated herein by reference

Exhibit 10.3	Supplemental Indenture, dated January 9, 2008, by and among Terra Capital, Inc., Terra Industries Inc., Terra Environmental Technologies, Inc., the existing guarantors named therein and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 9, 2008, is incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002