Form 10-Q
period 2008-06-30
TERRA INDUSTRIES INC
filed 2008-07-25
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No
As July 25, 2008, the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	91,835,740 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,	June 30,
	2008	2007	2007
Assets
Cash and cash equivalents	$752,008	$698,238	$286,950
Accounts receivable, less allowance for doubtful accounts of $300, $264 and $422	236,112	171,183	242,349
Inventories	168,950	129,321	167,471
Other current assets	112,000	28,833	23,298
Current assets held for sale - discontinued operations	45,785	2,335	2,313

Total current assets	1,314,855	1,029,910	722,381

Property, plant and equipment, net	386,800	389,728	616,031
Equity method investments	360,805	351,986	165,201
Deferred plant turnaround costs, net	37,116	42,190	41,375
Intangible assets, net	2,822	3,763	4,704
Other assets	27,287	27,721	22,482
Noncurrent assets held for sale - discontinued operations	—	43,029	86,892

Total assets	$2,129,685	$1,888,327	$1,659,066

Liabilities
Accounts payable	146,846	110,687	144,054
Customer prepayments	91,605	299,351	25,166
Accrued and other current liabilities	130,145	102,655	93,608
Current liabilities held for sale - discontinued operations	3,773	4,993	16,632

Total current liabilities	372,369	517,686	279,460

Long-term debt	330,000	330,000	330,000
Deferred taxes	153,754	99,854	66,186
Pension liabilities	9,251	9,268	119,407
Other liabilities	82,550	84,876	88,656
Minority interest	106,451	109,729	105,549
Noncurrent liabilities held for sale - discontinued operations	—	739	2,959

Total liabilities and minority interest	1,054,375	1,152,152	992,217

Preferred Shares - liquidation value of $120,000	115,800	115,800	115,800

Common Shareholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 91,836; 89,587 and 91,857 outstanding	144,431	142,170	144,202
Paid-in capital	617,744	618,874	680,819
Accumulated other comprehensive loss	(464)	(45,328)	(57,149)
Retained earnings (accumulated deficit)	197,799	(95,341)	(216,823)

Total stockholders’ equity	959,510	620,375	551,049

Total liabilities and stockholders’ equity	$2,129,685	$1,888,327	$1,659,066

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Product revenues	$836,924	$690,995	$1,410,126	$1,190,461
Other income	6,173	1,540	7,675	2,998

Total revenues	843,097	692,535	1,417,801	1,193,459

Costs and Expenses
Cost of sales	547,070	532,353	954,059	954,617
Selling, general and administrative expense	27,233	28,194	39,937	45,251
Equity earnings of unconsolidated affiliates (Note 8)	(16,518)	804	(29,808)	(4,813)

Total cost and expenses	557,785	561,351	964,188	995,055

Income from operations	285,312	131,184	453,613	198,404
Interest income	5,513	3,482	13,921	6,369
Interest expense	(6,756)	(6,871)	(13,814)	(15,780)
Loss on early retirement of debt	—	(174)	—	(38,836)

Income before income taxes and minority interest	284,069	127,621	453,720	150,157
Income tax provision	(107,069)	(41,579)	(166,573)	(46,736)
Minority interest	(18,495)	(13,939)	(36,621)	(22,576)
Equity earnings of unconsolidated affiliates (Note 8)	37,611	—	46,895	—

Income from continuing operations	196,116	72,103	297,421	80,845
Income (loss) from discontinued operations, net of tax (Note 2)	7,319	(1,448)	7,471	(2,981)

Net income	203,435	70,655	304,892	77,864
Preferred share dividends	(1,275)	(1,275)	(2,550)	(2,550)

Income Available to Common Shareholders	$202,160	$69,380	$302,342	$75,314

Weighted average shares outstanding:
Basic	91,011	91,496	90,588	91,677
Diluted	104,678	107,294	104,652	107,311

Earnings per share - basic
Income from continuing operations	$2.14	$0.77	$3.26	$0.85
Income (loss) from discontinued operations (Note 2)	0.08	(0.01)	0.08	(0.03)

Net income	$2.22	$0.76	$3.34	$0.82

Earnings per share - diluted
Income from continuing operations	$1.87	$0.67	$2.84	$0.76
Income (loss) from discontinued operations (Note 2)	0.07	(0.01)	0.07	(0.03)

Net Income	$1.94	$0.66	$2.91	$0.73

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$304,892	$77,864
Income (loss) from discontinued operations	7,471	(2,981)

Income from continuing operations	297,421	80,845
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	39,449	48,328
Loss on sale of property, plant and equipment	727	—
Deferred income taxes	48,940	36,960
Minority interest in earnings	36,621	22,576
Distributions less than equity earnings	3,881	(3,813)
Equity earnings GrowHow UK Limited	(46,895)	—
Non-cash gain on derivatives	(4,954)	624
Share-based compensation	9,772	13,681
Amortization of intangible and other assets	4,070	4,485
Non-cash loss on early retirement of debt	—	4,662
Changes in operating assets and liabilities:
Accounts receivable	(65,675)	(40,494)
Inventories	(36,478)	48,192
Accounts payable and customer prepayments	(171,404)	(65,559)
Other assets and liabilities, net	(14,574)	21,832

Net cash flows from operating activities - continuing operations	100,901	172,319
Net cash flows from operating activities - discontinued operations	10,051	10,522

Net cash flows from operating activities	110,952	182,841

Investing Activities
Purchase of property, plant and equipment	(25,691)	(13,496)
Plant turnaround expenditures	(10,225)	(20,320)
Proceeds from sale of property, plant and equipment	1,632	—
Distributions received from unconsolidated affiliates	7,196	—
Contribution settlement received from GrowHow UK Limited	28,055	—

Net cash flows from investing activities - continuing operations	967	(33,816)
Net cash flows from investing activities - discontinued operations	—	—

Net cash flows from investing activities	967	(33,816)

Financing Activities
Issuance of debt	—	330,000
Payments under borrowing arrangements	—	(331,300)
Payments for debt issuance costs	—	(6,398)
Preferred share dividends paid	(2,550)	(2,550)
Common stock dividends paid	(9,202)	—
Common stock issuances and vestings	(6,842)	406
Excess tax benefits from equity compensation plans	7,817	—
Payments under share repurchase program	(7,500)	(19,211)
Distributions to minority interests	(39,899)	(11,714)

Net cash flows from financing activities - continuing operations	(58,176)	(40,767)
Net cash flows from financing activities - discontinued operations	—	—

Consolidated Statements of Cash Flows (continued)

	Six Months Ended
	June 30,
	2008	2007
Net cash flows from financing activities	(58,176)	(40,767)

Effect of exchange rate changes on cash	27	(325)

Increase to cash and cash equivalents	53,770	107,933
Cash and cash equivalents at beginning of period	698,238	179,017

Cash and cash equivalents at end of period	$752,008	$286,950

Supplemental cash flow information:
Interest paid	$12,140	$472
Income tax refunds received	$206	$547
Income taxes paid	$92,368	$5,198

Supplemental schedule of non-cash investing and financing activities:
Conversion of warrants to common stock	$1,672	$—

Supplemental schedule of unconsolidated affiliates distributions received:
Equity earnings of unconsolidated affiliates	$29,808	$4,813
Distribution more (less) than equity earnings	3,881	(3,813)
Distributions received from unconsolidated affiliates	7,196	—

Total cash distributions received from unconsolidated affiliates	$40,885	$1,000

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(in thousands)
(unaudited)

			Accumulated	(Accumulated
			Other	Deficit)
	Common	Paid-In	Comprehensive	Retained		Comprehensive
	Stock	Capital	Loss	Earnings	Total	Income

Balance at January 1, 2008	$142,170	$618,874	$(45,328)	$(95,341)	$620,375
Comprehensive income (loss):
Net income	—	—	—	304,892	304,892	$304,892
Foreign currency translation adjustment	—	—	(1,756)	—	(1,756)	(1,756)
Change in fair value of derivatives, net of taxes of $29,145	—	—	46,620	—	46,620	46,620

Comprehensive income						$349,756

Preferred share dividends	—	—	—	(2,550)	(2,550)
Common stock dividends	—	—	—	(9,202)	(9,202)
Shares repurchased and retired under the share repurchase program	(190)	(7,310)	—	—	(7,500)
Excess tax benefit	—	10,297	—	—	10,297
Exercise of stock options	11	23	—	—	34
Non vested stock	303	(9,729)	—	—	(9,426)
Conversion of warrants	2,137	412	—	—	2,549
Share-based compensation	—	5,177	—	—	5,177

Balance June 30, 2008	$144,431	$617,744	$(464)	$197,799	$959,510

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Accumulated		Comprehensive
	Stock	Capital	Loss	Deficit	Total	Income

Balance at January 1, 2007	$144,976	$693,896	$(63,739)	$(292,137)	$482,996
Comprehensive income (loss):
Net income	—	—	—	77,864	77,864	$77,864
Foreign currency translation adjustment	—	—	11,486	—	11,486	11,486
Change in fair value of derivatives, net of taxes of $3,665	—	—	(6,809)	—	(6,809)	(6,809)
Pension and post retirement benefit liabilities	—	—	1,913	—	1,913	1,913

Comprehensive income						$84,454

Preferred share dividends	—	—	—	(2,550)	(2,550)
Exercise of stock options	226	180	—	—	406
Shares repurchased and retired under the share repurchase program	(1,000)	(18,211)	—	—	(19,211)
Share-based compensation	—	4,954	—	—	4,954

Balance June 30, 2007	$144,202	$680,819	$(57,149)	$(216,823)	$551,049

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

Derivatives and Financial Instruments

We enter into derivative financial instruments, including swaps, basis swaps, and options, to manage the effect of changes in natural gas costs and to manage the prices of our nitrogen products. We report the fair value of the derivatives on our balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a cash flow hedge, and to the extent such hedge is determined to be effective, changes in fair value are reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in cost of sales in the period the offsetting hedged transaction occurs.

Segment Reporting

We review our reportable industry segments based upon the guidance provided in Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The methanol industry segment does not meet the quantitative thresholds of SFAS 131 because we have reclassified the Beaumont, Texas related assets and liabilities as held for sale and have included earnings related to these assets in discontinued operations as required by SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). As a wholesale nitrogen producer we are no longer reporting industry segments in a separate disclosure because the only reportable industry segment is nitrogen.

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

Plant Turnaround Costs

Costs incurred for the periodic scheduled major maintenance of continuous process production facilities (plant turnarounds) are deferred and charged to product costs on a straight-line basis during the period until the next scheduled turnaround, generally two years. These costs are directly related to and associated with the turnaround to replace or extend the useful life of worn major equipment and electronic system controls for items such as compressors, heat exchangers, pumps, valves, catalysts, piping, motors and other items.

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

Pursuant to the requirements of SFAS 144, we classified and accounted for certain assets as held for sale as the anticipated sales date is within one year. SFAS 144 requires that assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered cash flow analyses, and offers related to those assets. In accordance with the provisions of SFAS 144, assets for sale are not depreciated.

Results of the Beaumont operations are reported for all periods presented on a net of tax basis as discontinued operations. In addition, assets and liabilities of the business held for sale have been classified as assets and liabilities held for sale in the accompanying Consolidated Balance Sheets.

Summarized Financial Results of Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Operating revenue	$13,224	$1,280	$14,645	$2,642
Operating and other expenses	(1,027)	(3,690)	(2,214)	(7,602)

Pretax income (loss) from operations of discontinued components	12,197	(2,410)	12,431	(4,960)
Income tax (expense) benefit	(4,878)	962	(4,960)	1,979

Income (loss) from discontinued operations	$7,319	$(1,448)	$7,471	$(2,981)

The major classes of assets and liabilities held for sale and related to discontinued operations as of June 30, 2008, December 31, 2007 and June 30, 2007 are as follows:

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007
Trade receivables	$470	$45	$66
Inventory	2,203	2,203	2,203
Other current assets	43,112	87	44

Current assets	$45,785	$2,335	$2,313

Property, plant and equipment - net	$—	$42,212	$86,075
Other non-current assets	—	817	817

Non-current assets	$—	$43,029	$86,892

Accounts payable	$279	$18	$(150)
Other current liabilities	3,494	4,975	16,782

Current liabilities	$3,773	$4,993	$16,632

Other non-current liabilities	$—	$739	$2,959

Non-current liabilities	$—	$739	$2,959

3.	Income (Loss) Per Share

Basic income (loss) per share data is based on the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share data is based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options, nonvested shares, convertible preferred shares and common stock warrants. Nonvested stock carries dividend and voting rights, but is not included in the weighted average number of common shares outstanding used to compute basic income (loss) per share since they are contingently returnable.

The following table provides a reconciliation between basic and diluted income (loss) per share for the and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per-share amounts)	2008	2007	2008	2007
Basic income (loss) per share computation:
Income from continuing operations	$196,116	$72,103	$297,421	$80,845
Less: Preferred share dividends	(1,275)	(1,275)	(2,550)	(2,550)

Income from continuing operations available to common shareholders	194,841	70,828	294,871	78,295
Income (loss) from discontinued operations available to common shareholders	7,319	(1,448)	7,471	(2,981)

Income (loss) available to common shareholders	$202,160	$69,380	$302,342	$75,314

Weighted average shares outstanding	91,011	91,496	90,588	91,677

Income per share - continuing operations	$2.14	$0.77	$3.26	$0.85
Income (loss) per share - discontinued operations	0.08	(0.01)	0.08	(0.03)

Net income per share	$2.22	$0.76	$3.34	$0.82

Diluted income (loss) per share computation:
Income from continuing operations available to common shareholders	$194,841	$70,828	$294,871	$78,295
Add: Preferred share dividends	1,275	1,275	2,550	2,550

Income available to common shareholders and assumed conversions	$196,116	$72,103	$297,421	$80,845

Weighted average shares outstanding	91,011	91,496	90,588	91,677
Add incremental shares from assumed conversions:
Preferred shares	12,048	12,048	12,048	12,048
Non vested stock	572	753	590	681
Common stock warrants	1,047	2,887	1,424	2,760
Common stock options	—	110	2	145

Dilutive potential common shares	104,678	107,294	104,652	107,311

Income per share - continuing operations	$1.87	$0.67	$2.84	$0.76
Income (loss) per share - discontinued operations	0.07	(0.01)	0.07	(0.03)

Net income per share	$1.94	$0.66	$2.91	$0.73

4.	Inventories

Inventories consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007
Raw materials	$16,791	$17,765	$23,187
Supplies	33,702	35,909	47,679
Finished goods	118,457	75,647	96,605

Total	$168,950	$129,321	$167,471

Inventory is valued at actual first-in, first-out cost. Costs include raw materials, labor and overhead.
5.	Derivative Financial Instruments
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

We may also use a collar structure where we will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes us to large price increases. At June 30, 2008 there were no collars outstanding.

The following summarizes open natural gas derivative contracts at June 30, 2008 and 2007 and December 31, 2007:

	Other	Other
	Current	Current	Deferred	Net Asset
(in thousands)	Assets	Liabilities	Taxes	(Liability)
June 30, 2008	$83,968	$(10,094)	$(26,121)	$47,753
December 31, 2007	$4,798	$(14,733)	$3,022	$(6,913)
June 30, 2007	$2,523	$(30,749)	$10,040	$(18,186)

Certain derivatives outstanding at June 30, 2008 and 2007, which settled during July 2008 and 2007, respectively, are included in the position of open natural gas derivatives in the table above. The July 2008 derivatives settled for an approximate $15.6 million gain compared to the July 2007 derivatives which settled for an approximate $5.5 million loss. Substantially all open derivatives will settle during the next twelve months.

We determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a credit of $4.8 million and a credit of $.5 million, respectively, to cost of sales for the period ending June 30, 2008 and 2007, respectively.

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

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended June 30, 2008 and 2007 follows:

	Three Months Ended
	June 30,
	2008		2007
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated gain	$26,615	$17,301	$4,210	$2,736
Reclassification into earnings	(36,570)	(24,768)	(2,375)	(1,544)
Net change in market value	77,085	48,475	(30,519)	(19,837)

Ending accumulated gain	$67,130	$41,008	$(28,684)	$(18,645)

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the six-month periods ended June 30, 2008 and 2007 follows:

	Six Months Ended
	June 30,
	2008		2007
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated loss	$(8,635)	$(5,612)	$(18,210)	$(11,836)
Reclassification into earnings	(44,067)	(29,795)	352	229
Net change in market value	119,832	76,415	(10,826)	(7,038)

Ending accumulated gain	$67,130	$41,008	$(28,684)	$(18,645)

Approximately $67.1 million of the net accumulated gain at June 30, 2008 will be reclassified into earnings during the next twelve months as compared to $28.7 million of the net accumulated loss at June 30, 2007.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At June 30, 2008, we did not have any open contracts for nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and six-month periods ending June 30, 2008, there were no gains or losses on nitrogen forward derivative instruments. For the three- and six-month periods ending June 30, 2007, we recognized a loss of $1.1 million and $2.0 million, respectively, on nitrogen forward derivative instruments.

6.	Fair Value Measurements

On January 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”), which, among other things, requires enhanced disclosure of assets and liabilities measured and reported at fair value. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities as affected by the one-year delay. The adoption of SFAS 157 did not have a material impact on our financial statements.

SFAS 157 establishes a three level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of June 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$83,968	$—

Total	$—	$83,968	$—

Liabilities
Derivative contracts	$—	$(10,094)	$—

Total	$—	$(10,094)	$—

7.	Other Liabilities

Other liabilities consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007
Unrecognized tax benefit	$33,560	$33,560	$33,560
Long-term medical and closed facility reserve	24,405	24,368	23,618
Long-term deferred revenue	10,313	10,885	11,573
Accrued phantom shares	7,613	9,231	12,192
Long-term retiree medical and post employment reserve	6,136	6,112	6,994
Other	523	720	719

	$82,550	$84,876	$88,656

8.	Equity Investments

Trinidad and United States

Our investment in companies that are accounted for on the equity method of accounting and included in operations consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at our Verdigris nitrogen plant. These investments were $137.1 million at June 30, 2008. We include the net earnings of these investments as an element of income from operations because the investees’ operations provide additional capacity to our operations.

The combined results of operations and financial position of our equity method investments are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Condensed income statement information:
Net sales	$83,993	$25,696	$182,528	$55,059

Net income	$31,640	$2,382	$62,921	$9,494

Terra’s equity in earnings of unconsolidated affiliates	$16,518	$(804)	$29,808	$4,813

	June 30,	June 30,
(in thousands)	2008	2007
Condensed balance sheet information:
Current assets	$57,166	$51,141
Long-term assets	182,320	201,217

Total assets	$239,486	$252,358

Current liabilities	$40,557	$24,502
Long-term liabilities	13,020	—
Equity	185,909	227,856

Total liabilities and equity	$239,486	$252,358

The carrying value of these investments at June 30, 2008 was $44.1 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately fifteen years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.

We have transactions in the normal course of business with PLNL whereby we are obliged to purchase 50% of the ammonia produced by PLNL at current market prices. During the six-month period ending June 30, 2008, we purchased approximately $77.4 million of ammonia from PLNL. During the six-month period ending June 30, 2007, we purchased approximately $31.9 million of ammonia from PLNL. During the first half of 2007, PLNL performed a turnaround, resulting in lower production levels and consequently, lower purchases by us.

We received $40.9 million and $1.0 million in distributions from all of our equity investments in the six-month periods ending June 30, 2008 and 2007, respectively.
United Kingdom

On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between us and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest. Subsequent to September 14, 2007, we have accounted for our investment in GrowHow as an equity method investment. This investment was $223.7 million at June 30, 2008.

Our interest in the joint venture is classified as a non-operating equity investment. We do not include the net earnings of this investment as an element of income from operations since the investees’ operations do not provide additional capacity to us, nor are its operations integrated with our supply chain in North America.

The six-month results of operations and financial position of our equity method investment in GrowHow at June 30, 2008 were:

(in thousands)	2008

Condensed income statement information:
Net sales	$546,033

Net income	$98,099

Terra’s equity in earnings of unconsolidated affiliates	$46,895

Condensed balance sheet information:
Current assets	$335,197
Long-term assets	257,849

Total assets	$593,046

Current liabilities	$135,371
Long-term liabilities	175,707
Equity	281,968

Total liabilities and equity	$593,046

The carrying value of these investments at June 30, 2008 was $82.8 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately twelve years. Our equity earnings of GrowHow are different than our ownership interest in GrowHow’s net income due to the amortization of basis differences.

We contributed Terra Nitrogen (UK) Limited to the joint venture for a 50% interest in the joint venture, and Kemira contributed its Kemira GrowHow UK Limited subsidiary for the remaining 50% interest. The GrowHow joint venture in the United Kingdom includes the Kemira site at Ince and our Teeside and Severnside sites. Pursuant to the GrowHow Agreements with Kemira, we are eligible to receive a balancing consideration payment from GrowHow in 2011. We will receive a minimum balancing consideration payment of £20 million, and have the right to receive up to £60 million, based on GrowHow’s level of earnings before interest, taxes, depreciation and amortization (EBITDA) for the years 2008 through 2010.

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

We received $28.1 million from GrowHow during the 2008 first quarter for the refund of working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement.

There were no distributions from the United Kingdom equity investment since the inception in 2007.
9.	Long-term Debt

Long-term debt consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007
Unsecured Senior Notes, 7.0% due 2017	$330,000	$330,000	$330,000

Total long-term debt	330,000	330,000	330,000
Less current maturities	—	—	—

Total long-term debt	$330,000	$330,000	$330,000

In February 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017 to refinance our Senior Secured Notes due in 2008 and 2010. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries (see Note 15). These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors. We recorded a $38.8 million loss on the early retirement of debt.

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

In conjunction with the bond refinancing, we amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility is secured by substantially all of our assets. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At June 30, 2008, the LIBOR rate was 2.47%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans were 0.50% and 1.75%, respectively, at June 30, 2008. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At June 30, 2008, we had no outstanding revolving credit borrowings and $6.5 million in outstanding letters of credit. The $6.5 million in outstanding letters of credit reduced our borrowing availability to $193.5 million at June 30, 2008. The credit facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If our borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

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

The estimated components of net periodic pension expense follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Service cost	$778	$748	$1,556	$1,496
Interest cost	4,412	6,231	8,824	12,462
Expected return on plan assets	(4,516)	(6,056)	(9,032)	(12,112)
Amortization of prior service cost	(9)	(9)	(18)	(18)
Amortization of actuarial loss	468	1,409	936	2,818
Termination charge	—	123	—	246

Pension expense	$1,133	$2,446	$2,266	$4,892

Cash contributions to the defined benefit pension plans for the three months ended June 30, 2008 and 2007 were $0.6 million and $5.7 million, respectively. Cash contributions to the defined benefit plans for the six months ended June 30, 2008 and 2007 were $0.9 and $14.7 million, respectively.

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three-month periods ending June 30, 2008 and 2007 were $0.9 million and $1.8 million, respectively. Contributions to these plans for the six-month periods ending June 30, 2008 and 2007 were $2.0 and $3.1 million, respectively.

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

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2008 and 2007 follow:

	Foreign
	Currency		Pension and Post-
	Translation	Fair Value of	Retirement Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance January 1, 2008	$(22,364)	$(5,612)	$(17,352)	$(45,328)
Change in foreign translation adjustment	(1,756)	—	—	(1,756)
Reclassification to earnings	—	(29,795)	—	(29,795)
Change in fair value of derivatives	—	76,415	—	76,415

Balance June 30, 2008	$(24,120)	$41,008	$(17,352)	$(464)

Balance January 1, 2007	$24,518	$(11,836)	$(76,421)	$(63,739)
Change in pension and post-retirement liabilities	—	—	1,913	1,913
Change in foreign translation adjustment	11,486	—	—	11,486
Reclassification to earnings	—	229	—	229
Change in fair value of derivatives	—	(7,038)	—	(7,038)

Balance June 30, 2007	$36,004	$(18,645)	$(74,508)	$(57,149)

12.	Commitments and Contingencies

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

We have entered into physical natural gas supply agreements through March 2009 for approximately 28.7 million MMBtu’s. As of June 30, 2008, these natural gas commitments were $1.9 million above the respective index prices.

13.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141R, Business Combinations (“SFAS 141R”), which changes the way we account for business acquisitions. SFAS  141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of SFAS 141R.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest will be required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest will be identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. The statement is effective for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We are currently assessing the impact SFAS 160 may have on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the future impacts and disclosures of SFAS 161.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standards Section 411. We do not expect the adoption of SFAS 162 to have a material impact on our results of operations or financial condition.

14.	Common Stockholders’ Equity

Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. In the second quarter we declared and paid a $0.10 dividend per Common Share. Future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, approval from our Board of Directors and other factors.

In connection with the Mississippi Chemical Corporation (“MCC”) acquisition, we issued warrants to purchase 4.0 million of our common shares at $5.48 per share. These warrants were valued at $21.1 million at the MCC closing. During 2005, shareholders approved the issuance of the underlying shares and the warrant value was reclassified to common stockholders’ equity.

During the six month period ended June 30, 2008, a portion of these warrants were exercised and were redeemed for common shares.

(in thousands)	2008	2007
January 1 warrants outstanding	3,288	4,000
Exercised	2,358	—

June 30 warrants outstanding	930	4,000

On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares representing 14 percent of our outstanding stock. The stock buyback program commenced on May 7, 2008 and has been and will be conducted on the open market, in private transactions or otherwise at such times prior to December 31, 2009, and at such prices we determine appropriate. Purchases may be commenced or suspended at any time without notice.

During 2008, our repurchases under stock buyback programs were:

	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased
May 2008	189	$39.65	$7,500
15.	Guarantor Subsidiaries

The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Unsecured Senior Notes due 2017 for June 30, 2008; December 31, 2007; and June 30, 2007 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations for the three- and six-month periods ended June 30, 2008 and 2007 and statements of cash flows for the six months ended June 30, 2008 and 2007 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.

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

Condensed Consolidating Balance Sheet as of June 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$45,342	$382,642	$817,198	$(493,174)	$752,008
Accounts receivable, net	—	5,848	146,935	89,177	(5,848)	236,112
Inventories	1	—	116,451	52,498	—	168,950
Other current assets	43,022	1,935	20,611	46,432	—	112,000
Current assets held for sale - discontinued operations	—	—	45,785	—	—	45,785

Total current assets	43,023	53,125	712,424	1,005,305	(499,022)	1,314,855

Property, plant and equipment, net	—	—	266,936	119,864	—	386,800
Equity investment - operating	—	—	10,567	126,502	—	137,069
Equity investment - non-operating	—	—	—	223,736	—	223,736
Intangible assets, other assets and deferred plant turnaround costs	6,732	7,744	24,611	33,481	(5,343)	67,225
Investments in and advances to (from) affiliates	959,510	394,584	2,130,501	130,179	(3,614,774)	—
Non current assets held for sale - discontinued operations	—	—	—	—	—	—

Total assets	$1,009,265	$455,453	$3,145,039	$1,639,067	$(4,119,139)	$2,129,685

Liabilities
Accounts payable	$279	$—	$94,954	$57,461	$(5,848)	$146,846
Customer prepayments	—	—	49,138	42,467	—	91,605
Accrued and other current liabilities	58,008	9,187	35,684	27,266	—	130,145
Current liabilities held for sale - discontinued operations	—	—	3,773	—	—	3,773

Total current liabilities	58,287	9,187	183,549	127,194	(5,848)	372,369

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	136,706	—	—	13,583	3,465	153,754
Pension and other liabilities	78,526	(340)	11,067	2,224	324	91,801
Minority interest	—	20,771	85,680	—	—	106,451
Noncurrent liabilities held for sale - discontinued operations	—	—	—	—	—	—

Total liabilities and minority interest	273,519	359,618	280,296	143,001	(2,059)	1,054,375

Preferred stock	115,800	—	—	—	—	115,800

Condensed Consolidating Balance Sheet (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Common Stockholders’ Equity
Common stock	144,431	—	73	32,458	(32,531)	144,431
Paid-in capital	617,744	150,218	1,944,959	1,168,302	(3,263,479)	617,744
Accumulated other comprehensive income (loss)	(12,316)	—	—	236,083	(224,231)	(464)
Retained earnings (accumulated deficit)	(129,913)	(54,383)	919,711	59,223	(596,839)	197,799

Total stockholders’ equity	619,946	95,835	2,864,743	1,496,066	(4,117,080)	959,510

Total liabilities and stockholders’ equity	$1,009,265	$455,453	$3,145,039	$1,639,067	$(4,119,139)	$2,129,685

Consolidating Statement of Operations for the three months ended June 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$478,835	$358,089	$—	$836,924
Other revenues	—	—	5,120	1,053	—	6,173

Total revenues	—	—	483,955	359,142	—	843,097

Cost and Expenses
Cost of sales	—	83	363,813	183,174	—	547,070
Selling, general and administrative expenses	901	(4,055)	13,431	16,956	—	27,233
Equity in the (earnings) loss of subsidiaries	—	—	(16,518)	—	—	(16,518)

Total cost & expenses	901	(3,972)	360,726	200,130	—	557,785

Income (loss) from operations	(901)	3,972	123,229	159,012	—	285,312
Interest income	—	2,286	1,983	1,244	—	5,513
Interest expense	(465)	(6,207)	(1)	(83)	—	(6,756)
Foreign currency gain (loss)	—	—	(6)	6	—	—

Income (loss) before income taxes and minority interest	(1,366)	51	125,205	160,179	—	284,069
Income tax benefit (provision)	598	(42,635)	(54,420)	(10,612)	—	(107,069)
Minority interest	—	(3,570)	(14,925)	—	—	(18,495)
Equity in subsidiary earnings	204,203	250,357	—	37,611	(454,560)	37,611

Income from continuing operations	203,435	204,203	55,860	187,178	(454,560)	196,116
Income from discontinued Operations - net of tax	—	—	7,319	—	—	7,319

Net income	$203,435	$204,203	$63,179	$187,178	$(454,560)	$203,435

Consolidating Statement of Operations for the six months ended June 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$834,569	$575,557	$—	$1,410,126
Other revenues	—	—	6,065	1,610	—	7,675

Total revenues	—	—	840,634	577,167	—	1,417,801

Cost and Expenses
Cost of sales	—	166	650,157	303,736	—	954,059
Selling, general and administrative expenses	1,410	(6,090)	20,109	24,508	—	39,937
Equity in the (earnings) loss of subsidiaries	—	—	(29,808)	—	—	(29,808)

Total cost & expenses	1,410	(5,924)	640,458	328,244	—	964,188

Income (loss) from operations	(1,410)	5,924	200,176	248,923	—	453,613
Interest income	—	5,923	1,983	6,015	—	13,921
Interest expense	(930)	(12,426)	(3)	(455)	—	(13,814)
Foreign currency gain (loss)	—	—	—	—	—	—

Income (loss) before income taxes and minority interest	(2,340)	(579)	202,156	254,483	—	453,720
Income tax benefit (provision)	974	(66,116)	(84,135)	(17,296)	—	(166,573)
Minority interest	—	(7,068)	(29,553)	—	—	(36,621)
Equity in subsidiary earnings	306,258	380,021	—	46,895	(686,279)	46,895

Income from continuing operations	304,892	306,258	88,468	284,082	(686,279)	297,421
Income from discontinued Operations - net of tax	—	—	7,471	—	—	7,471

Net income	$304,892	$306,258	$95,939	$284,082	$(686,279)	$304,892

Consolidating Statement of Cash Flows for the six months ended June 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$304,892	$306,258	$95,939	$284,082	$(686,279)	$304,892
Income from discontinued operations	—	—	7,471	—	—	7,471

Income from continuing operations	304,892	306,258	88,468	284,082	(686,279)	297,421
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	20,733	18,716	—	39,449
(Gain) loss on sale of property, plant and equipment	—	—	920	(193)	—	727
Deferred income taxes	48,940	—	—	—	—	48,940
Minority interest in earnings	—	(633)	37,254	—	—	36,621
Distributions less than equity earnings	(339,136)	(28,822)	(29,808)	(60,791)	462,438	3,881
Equity earnings - GrowHow UK Limited	—	—	—	(46,895)	—	(46,895)
Non-cash gain on derivatives	(4,954)	—	—	—	—	(4,954)
Share-based compensation	9,772	—	—	—	—	9,772
Amortization of intangible and other assets	—	—	2,433	1,637	—	4,070
Change in operating assets and liabilities	13,046	(6,876)	(140,882)	(232,439)	79,020	(288,131)

Net cash flows from operating activities - continuing operations	32,560	269,927	(20,882)	(35,883)	(144,821)	100,901
Net cash flows from operating activities - discontinued operations	—	—	10,051	—	—	10,051

Net Cash Flows from Operating Activities	32,560	269,927	(10,831)	(35,883)	(144,821)	110,952

Investing Activities
Purchase of property, plant and equipment	—	—	(20,765)	(4,926)	—	(25,691)
Plant turnaround expenditures	—	—	(10,061)	(164)	—	(10,225)
Proceeds from the sale of property, plant and equipment	—	—	1,242	390	—	1,632
Distributions received from unconsolidated affiliate	—	—	7,196	—	—	7,196
Contribution settlement received from GrowHow UK Limited	—	—	—	28,055	—	28,055

Net cash flows from investing activities - continuing operations	—	—	(22,388)	23,355	—	967
Net cash flows from investing activities - discontinued operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	(22,388)	23,355	—	967

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Preferred share dividends paid	(2,550)	—	—	—	—	(2,550)
Common stock dividends paid	(9,202)	—	—	—	—	(9,202)
Common stock issuances and vestings	(6,842)	—	—	—	—	(6,842)
Change in investments and advances from (to) affiliates	(14,283)	(280,442)	188,615	(77,053)	183,163	—
Excess tax benefits from equity compensation plans	7,817	—	—	—	—	7,817
Payments under share repurchase program	(7,500)	—	—	—	—	(7,500)
Distributions to minority interests	—	—	(39,899)	—	—	(39,899)

Net cash flows from financing Activities - continuing operations	(32,560)	(280,442)	148,716	(77,053)	183,163	(58,176)
Net cash flows from financing activities - discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	(32,560)	(280,442)	148,716	(77,053)	183,163	(58,176)

Effect of Exchange Rate Changes on Cash	—	—	—	27	—	27

Increase (decrease) in Cash and Cash Equivalents -	—	(10,515)	115,497	(89,554)	38,342	53,770
Cash and Cash Equivalents at Beginning of Year	—	55,857	267,145	906,752	(531,516)	698,238

Cash and Cash Equivalents at End of Year	$—	$45,342	$382,642	$817,198	$(493,174)	$752,008

Condensed Consolidating Balance Sheet as of December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$—	$55,857	$267,145	$906,752	$(531,516)	$698,238
Accounts receivable, net	1	2	98,469	72,711	—	171,183
Inventories	—	—	95,781	32,104	1,436	129,321
Other current assets	10,614	638	11,127	6,454	—	28,833
Current assets held for sale - discontinued operations	—	—	2,335	—	—	2,335

Total current assets	10,615	56,497	474,857	1,018,021	(530,080)	1,029,910

Property, plant and equipment, net	—	—	264,198	125,530	—	389,728
Equity investments	—	—	10,488	341,498	—	351,986
Deferred plant turnaround costs, intangible and other assets	6,732	8,333	18,984	45,174	(5,549)	73,674
Investments in and advances to (from) affiliates	620,375	365,762	1,848,352	57,752	(2,892,241)	—
Noncurrent assets held for sale - discontinued operations	—	—	43,029	—	—	43,029

Total Assets	$637,722	$430,592	$2,659,908	$1,587,975	$(3,427,870)	$1,888,327

Liabilities
Accounts payable	$128	$—	$66,945	$43,614	$—	$110,687
Customer prepayments	—	—	125,036	174,315	—	299,351
Accrued and other liabilities	25,715	9,169	45,508	22,263	—	102,655
Current liabilities held for sale - discontinued operations	—	—	4,993	—	—	4,993

Total current liabilities	25,843	9,169	242,482	240,192	—	517,686

Long-term debt	—	330,000	—	—	—	330,000
Deferred income taxes	86,157	—	—	10,113	3,584	99,854
Pension and other liabilities	79,650	—	11,628	2,866	—	94,144
Minority interest	—	21,404	88,325	—	—	109,729
Non current liabilities held for sale - discontinued operations	—	—	739	—	—	739

Total liabilities and minority interest	191,650	360,573	343,174	253,171	3,584	1,152,152

Preferred stock	115,800	—	—	—	—	115,800

Condensed Consolidating Balance Sheet (continued)

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Common Stockholders’ equity
Common stock	142,170	—	73	32,458	(32,531)	142,170
Paid in capital	618,873	150,218	1,910,748	1,133,745	(3,194,710)	618,874
Accumulated other comprehensive income (loss)	(22,002)	—	—	281,850	(305,176)	(45,328)
Retained earnings (accumulated deficit)	(408,769)	(80,199)	405,913	(113,249)	100,963	(95,341)

Total stockholders’ equity	330,272	70,019	2,316,734	1,334,804	(3,431,454)	620,375

Total liabilities and stockholders’ equity	$637,722	$430,592	$2,659,908	$1,587,975	$(3,427,870)	$1,888,327

Condensed Consolidating Balance Sheet as of June 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1	$49,114	$176,703	$531,140	$(470,008)	$286,950
Accounts receivable, net	—	—	94,640	147,710	(1)	242,349
Inventories	—	—	88,619	84,175	(5,323)	167,471
Other current assets	2,274	6,900	9,200	11,281	(6,357)	23,298
Current assets held for sale - discontinued operations	—	—	2,313	—	—	2,313

Total current assets	2,275	56,014	371,475	774,306	(481,689)	722,381

Property, plant and equipment, net	—	—	275,233	340,799	(1)	616,031
Equity investments	—	—	11,072	154,129	—	165,201
Intangible assets, other assets and deferred plant turnaround costs	(1,839)	8,702	23,399	45,358	(7,059)	68,561
Investments in and advanced to (from) affiliates	551,049	343,352	1,488,733	(212,242)	(2,170,892)	—
Non current assets held for sale - discontinued operations	—	—	86,892	—	—	86,892

Total assets	$551,485	$408,068	$2,256,804	$1,102,350	$(2,659,641)	$1,659,066

Liabilities
Accounts payable	$27	$—	$62,526	$81,501	$—	$144,054
Accrued expenses and other current liabilities	28,819	9,128	43,920	42,582	(5,675)	118,774
Current liabilities held for sale - discontinued operations	—	—	16,632	—	—	16,632

Total current liabilities	28,846	9,128	123,078	124,083	(5,675)	279,460

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	(17,740)	—	—	50,916	33,010	66,186
Pension and other liabilities	171,652	(342)	12,621	2,640	21,492	208,063
Minority interest	—	20,597	84,951	—	1	105,549
Non current liabilities held for sale - discontinued operations	—	—	2,959	—	—	2,959

Total liabilities and minority interest	182,758	359,383	223,609	177,639	48,828	992,217

Preferred stock	115,800	—	—	—	—	115,800

Common Stockholders’ Equity
Common stock	144,202	—	73	49,709	(49,782)	144,202
Paid-in capital	680,819	150,218	2,006,068	1,244,369	(3,400,655)	680,819
Accumulated other comprehensive income (loss)	(83,135)	—	—	9,018	16,968	(57,149)
Retained earnings (accumulated deficit)	(488,959)	(101,533)	27,054	(378,385)	725,000	(216,823)

Total stockholders’ equity	252,927	48,685	2,033,195	924,711	(2,708,469)	551,049

Total liabilities and stockholders’ equity	$551,485	$408,068	$2,256,804	$1,102,350	$(2,659,641)	$1,659,066

Consolidating Statement of Operations for the three months ended June 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$319,153	$371,842	$—	$690,995
Other revenues	—	—	1,092	448	—	1,540

Total revenues	—	—	320,245	372,290	—	692,535

Cost and Expenses
Cost of sales	300	179	270,120	261,754	—	532,353
Selling, general and administrative expenses	421	(3,612)	1,031	30,354	—	28,194
Equity in the (earnings) loss of subsidiaries	—	—	804	—	—	804

Total cost & expenses	721	(3,433)	271,955	292,108	—	561,351

Income (loss) from operations	(721)	3,433	48,290	80,182	—	131,184
Interest income	—	698	1,789	995	—	3,482
Interest expense	(465)	(6,291)	(1)	(114)	—	(6,871)
Loss on debt	—	(174)	—	—	—	(174)
Foreign currency gain (loss)	—	(1,886)	—	1,886	—	—

Income (loss) before income taxes and minority interest	(1,186)	(4,220)	50,078	82,949	—	127,621
Income tax benefit (provision)	398	(17,677)	(17,903)	(6,397)	—	(41,579)
Minority interest	—	(2,690)	(11,249)	—	—	(13,939)
Equity in subsidiary earnings	71,443	96,030	—	—	(167,473)	—

Income from continuing operations	70,655	71,443	20,926	76,552	(167,473)	72,103
Income (loss) from discontinued operations - net of tax	—	—	(1,448)	—	—	(1,448)

Net income	$70,655	$71,443	$19,478	$76,552	$(167,473)	$70,655

Consolidating Statement of Operations for the six months ended June 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$561,080	$629,381	$—	$1,190,461
Other revenues	—	—	1,841	1,157	—	2,998

Total revenues	—	—	562,921	630,538	—	1,193,459

Cost and Expenses
Cost of sales	300	179	485,209	468,929	—	954,617
Selling, general and administrative expenses	952	(5,903)	5,794	44,408	—	45,251
Equity in the (earnings) loss of subsidiaries	—	—	(4,813)	—	—	(4,813)

Total cost & expenses	1,252	(5,724)	486,190	513,337	—	995,055

Income (loss) from operations	(1,252)	5,724	76,731	117,201	—	198,404
Interest income	—	1,270	3,558	1,541	—	6,369
Interest expense	(930)	(14,621)	(3)	(226)	—	(15,780)
Loss on debt	—	(38,836)	—	—	—	(38,836)
Foreign currency gain (loss)	—	(1,886)	2	1,884	—	—

Income (loss) before income taxes and minority interest	(2,182)	(48,349)	80,288	120,400	—	150,157
Income tax benefit	903	(8,782)	(33,234)	(5,623)	—	(46,736)
Minority interest	—	(4,357)	(18,219)	—	—	(22,576)
Equity in subsidiary earnings	79,144	140,632	—	—	(219,776)	—

Income from continuing operations	77,865	79,144	28,835	114,777	(219,776)	80,845
Income (loss) from discontinued operations - net of tax	—	—	(2,981)	—	—	(2,981)

Net income	$77,865	$79,144	$25,854	$114,777	$(219,776)	$77,864

Consolidating Statement of Cash Flows for the six months ended June 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$77,865	$79,144	$25,855	$114,777	$(219,777)	$77,864
Loss from discontinued operations	—	—	(2,981)	—	—	(2,981)

Income from continuing operations	77,865	79,144	28,836	114,777	(219,777)	80,845
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	22,400	25,928	—	48,328
Deferred income taxes	—	34,981	1,979	—	—	36,960
Minority interest in earnings	—	2,096	20,479	—	1	22,576
Distributions in excess of (less than) equity earnings	207,328	4,126	(3,813)	788,067	(999,521)	(3,813)
Non-cash (gain) loss on derivatives	624	—	—	—	—	624
Share-based compensation	13,683	—	—	—	(2)	13,681
Amortization of intangible and other assets	—	—	4,485	—	—	4,485
Non-cash loss on early retirement of debt	—	4,662	—	—	—	4,662
Change in operating assets and liabilities - continuing operations	(33,123)	(37,087)	(45,918)	(192,594)	272,693	(36,029)

Net cash flows from operating activities - continuing operations	266,377	87,922	28,448	736,178	(946,606)	172,319
Net cash flows from operating activities - discontinued operations	—	—	10,522	—	—	10,522

Net Cash Flows from Operating Activities	266,377	87,922	38,970	736,178	(946,606)	182,841

Investing Activities
Purchase of property, plant and equipment	—	—	(3,654)	(9,842)	—	(13,496)
Plant turnaround expenditures	—	—	(7,268)	(13,052)	—	(20,320)

Net Cash Flows from Investing Activities - Continuing Operations	—	—	(10,922)	(22,894)	—	(33,816)
Net Cash Flows from Investing Activities - Discontinued Operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	(10,922)	(22,894)	—	(33,816)

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Issuance of debt	—	330,000	—	—	—	330,000
Principal payments under borrowing arrangements	—	(331,300)	—	—	—	(331,300)
Payments for debt issuance costs	—	(6,398)	—	—	—	(6,398)
Preferred share dividends paid	(2,550)	—	—	—	—	(2,550)
Common stock issuances and vestings	406	—	—	—	—	406
Change in investments and advances from (to) affiliates	(245,022)	(131,846)	160,369	(260,100)	476,599	—
Repurchase of stock	(19,211)	—	—	—	—	(19,211)
Distributions to minority interests	—	—	(11,714)	—	—	(11,714)

Net Cash Flows from Financing Activities - Continuing Operations	(266,377)	(139,544)	148,655	(260,100)	476,599	(40,767)
Net Cash Flows from Financing Activities - Discontinued Operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	(266,377)	(139,544)	148,655	(260,100)	476,599	(40,767)

Effect of Exchange Rate Changes on Cash	—	—	—	(325)	—	(325)

Increase (decrease) in Cash and Cash Equivalents	—	(51,622)	176,703	452,859	(470,007)	107,933
Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Year	$1	$49,114	$176,703	$531,141	$(470,009)	$286,950

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
Natural gas is the most significant raw material in the production of nitrogen products. In the 2008 second quarter, natural gas prices have increased from the year end 2007. These increases have a significant adverse impact on our cost of production.
The key drivers of our profitability are nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance; and natural gas costs, in North American markets. Recent demand has been affected by the growing global population and its preference for a higher-protein diet and by the rise of corn-consuming biofuels in North America.
Imports account for over half of the total North American nitrogen supply, with levels varying among the various products. Most producers exporting nitrogen products into North America can afford to do so because they are manufacturing product with lower cost gas than that which is available to North American producers.
During the second quarter of 2008 China imposed significant tariffs on urea. Subsequent to this announcement, North American spot prices for nitrogen products significantly increased.
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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2008 COMPARED WITH
QUARTER ENDED JUNE 30, 2007
Consolidated Results
We reported net income of $203.4 million for the 2008 second quarter compared with 2007 second quarter net income of $70.7 million. The net income increase is primarily due to higher sales prices as a result of increased demand for nitrogen products, specifically in the agricultural markets.

	Three months ended June 30,
	2008		2007
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price[1]	Volumes	Unit Price[1]
Ammonia[2]	547	$530	482	$357
UAN (32% basis)[3]	1,099	$338	1,146	$229
Urea	30	$417	32	$317
Ammonium nitrate[2]	194	$328	179	$262

1.	After deducting outbound freight costs.

2.	2007 ammonia and ammonium nitrate sales volumes and prices have been adjusted to exclude Terra’s UK operations for comparability to 2008 volumes and pricing.

3.	The nitrogen content of UAN is 32% by weight.
Revenues for the quarter ended June 30, 2008 increased $150.6 million, or 22%, compared with the same 2007 quarter primarily due to higher sales prices for all nitrogen products, partially offset by lower sales volumes. The price increase is due to improved demand for nitrogen products. The 2007 second quarter revenues included $121.1 million from the UK. The UK operations were contributed into the GrowHow UK Limited joint venture during the 2007 third quarter and its results are classified as non-operating equity earnings.
Operating income for the 2008 second quarter was $285.3 million which was $154.1 million more than the $131.2 million income in the 2007 second quarter. Higher second quarter sales prices contributed $254.9 million to the 2008 second quarter operating income. This increase was partially offset by increased costs of $107.8 million, primarily as a result of higher gas costs and increased costs relating to purchased product for resale. Increased equity earnings contributed $17.3 million to operating income.
Discontinued Operations
We have reported our Beaumont, Texas operations as discontinued operations for the periods ending June 30, 2008 and 2007. The Beaumont operations were included in our methanol segment in prior periods. In connection with reporting discontinued operations, we have determined that our methanol segment no longer meets the requirements of a reporting segment.

Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2008 and 2007 amounts are directly related to TNCLP earnings and losses. During the first quarter of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. Our increased income allocation attributed to our General Partner interest was $13.6 million in the second quarter of 2008. The current quarter minority interest balance reflects the impact of these adjusted income allocations.
Equity Earnings of Unconsolidated Affiliates — GrowHow
We recorded income of $37.6 million from our U.K. joint venture in the second quarter of 2008. The strong performance of the joint venture is due to a significant increase in price and volume due to market demand.
Income Taxes
Income taxes for the 2008 second quarter were recorded based on the estimated effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rates were 35.3% and 36.5% in the quarters ended June 30, 2008 and 2007, respectively. The 2008 rate of 35.3% was primarily due to income in foreign jurisdictions with a lower benefit rate compared to income in the United States with a higher rate.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 2007
Consolidated Results
We reported net income of $304.9 million for the 2008 first six months compared with 2007 first six months net income of $77.9 million. The 2007 net income includes a $38.7 million ($24.3 million, net of taxes) charge for the early retirement of debt. The net income increase is primarily due to higher sales prices as a result of increased demand for nitrogen products, specifically in the agricultural markets.

	Six-months ended June 30,
	2008		2007
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price[1]	Volumes	Unit Price[1]
Ammonia[2]	911	$503	834	$347
UAN (32% basis)[3]	2,016	$314	2,086	$209
Urea	55	$418	65	$308
Ammonium nitrate[2]	367	$316	367	$241

1.	After deducting outbound freight costs.

2.	2007 ammonia and ammonium nitrate sales volumes and prices have been adjusted to exclude Terra’s UK operations for comparability to 2008 volumes and pricing.

3.	The nitrogen content of UAN is 32% by weight.
Revenues for the six months ended June 30, 2008 increased $224.3 million, or 19%, compared with the same 2007 six months primarily due to higher sales prices for all nitrogen products, partially offset by lower sales volumes. The price increase is due to improved demand for nitrogen products. The 2007 first six months revenues included $211.0 million from the UK. The UK operations were contributed into the GrowHow UK Limited joint venture during the 2007 third quarter and its results are classified as non-operating equity earnings.
Operating income for the 2008 first half was $453.6 million which was $255.2 million more than the $198.4 million income in the 2007 first half. Higher first half sales prices contributed $429.5 million to the 2008 first half operating income. This increase was partially offset by increased costs of $189.7 million, primarily as a result of higher gas costs and increased costs relating to purchased product for resale. Increased equity earnings contributed $25.0 million to operating income. Cost reductions related to the UK operations for selling, general and administrative expense contributed $5.3 million.
Discontinued Operations
We have reported our Beaumont, Texas operations as discontinued operations for the periods ending June 30, 2008 and 2007. The Beaumont operations were included in our methanol segment in prior periods. In connection with reporting discontinued operations, we have determined that our methanol segment no longer meets the requirements of a reporting segment.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2008 and 2007 amounts are directly related to TNCLP earnings and losses. During the first half of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The current quarter minority interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $15.6 million in the first six months of 2008.

Equity Earnings of Unconsolidated Affiliates — GrowHow
We recorded income of $46.9 million from our U.K. joint venture in the first half of 2008. The strong performance of the joint venture is due to a significant increase in price and volume due to market demand.
Income Taxes
Income taxes for the first half of 2008 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rate were 35.9% and 36.6% in the first half ended June 30, 2008 and 2007, respectively. The decrease in the effective rate is due primarily to gains in foreign jurisdictions that have a lower effective rate than the U.S.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents, which included $91.6 million related to customer prepayments, totaled $752.0 million at June 30, 2008. Our primary uses of cash are to fund our working capital requirements, make payments on our debt and other obligations and fund plant turnarounds, dividends, capital expenditures and stock repurchases. The principal sources of these cash outlays are cash flow from operations, cash on hand and, to the extent necessary, borrowings under available bank facilities.
Net cash provided by continuing operations in the first six months of 2008 was $100.9 million and net cash provided by discontinuing operations was $10.1 million. Cash from continuing operations was composed of $389.0 million of cash provided from operating activities, offset by $288.1 million to fund seasonal working capital requirements.
During the first six months, we funded plant and equipment purchases of $25.7 million primarily for replacement or sustaining capital needs. Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant, generally every two years. We funded $10.2 million of plant turnaround costs in the first six months of 2008. We received $28.1 million from GrowHow UK Limited for our contribution settlement from the joint venture. In April 2008 we announced plans to expand the upgrading capacity at our Woodward, Oklahoma nitrogen manufacturing facility. We expect the project to cost approximately $180 million and to be completed by the end of 2010.
In May 2008, the Board authorized the repurchase of a maximum 12,841,717 shares, approximately 14% of our then outstanding common stock on the open market. In the second quarter of 2008, we have purchased a total of 189,150 shares, which results in 12,652,567 remaining shares we are authorized to repurchase by December 31, 2009. There were no repurchases in the 2008 first quarter.
We paid dividends on the outstanding preferred stock of $2.5 million for the six-month periods ending June 30, 2008 and 2007. We paid dividends on the outstanding common stock of $9.2 million for the six-month period ending June 30, 2008. There were no common stock dividends paid in 2007.
Distributions paid to the minority TNCLP common unit holders in the first six months of 2008 and 2007 were $39.9 million and $11.7 million, respectively. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.

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
In conjunction with the bond refinancing, we amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. Borrowing availability under the credit facility is generally based on 100% eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of our consolidated subsidiaries. At June 30, 2008, there were no outstanding revolving credit borrowings and there were $6.5 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $193.5 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2007 provides more information as to the types of practices and instruments used to manage risk. There were no material changes in our use of financial instruments during the quarter ended June 30, 2008.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers our position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at June 30, 2008 to cover approximately 31% of our natural gas requirements for the succeeding twelve months. Our ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.

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
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the second quarter of 2008 as compared to the risk factors identified in our 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
On May 6, 2008, the Board of Directors authorized us to repurchase up to 12,841,717 shares of our outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to December 31, 2009, and at such prices, as determined appropriate by us. During the 2008 second quarter, we repurchased 189,150 shares under the stock buyback program. The remaining number of shares that we are authorized to repurchase is 12,652,567 at June 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2008 Annual Meeting of stockholders was held on May 6, 2008 in New York, New York. At the meeting a total of 81,369,986 votes were cast by stockholders.
The following persons were elected as Class I directors to hold office until the 2011 Annual Meeting, or until their successors are duly elected and qualified, and received the votes set forth opposite their respective name:

NAME	FOR	WITHHELD

Michael L. Bennett	78,508,877	2,891,109
Peter S. Janson	79,633,576	1,736,410
James R. Kroner	79,635,525	1,734,661
The stockholders ratified the selection by the Audit Committee of the Corporation’s Board of Directors of Deloitte & Touche LLP as independent accountants for the Corporation for 2008. The number of votes cast for such proposal was 79,873,722, the number against was 1,115,448 and the number of abstentions was 380,816.
ITEM 5. OTHER INFORMATION
The following table provides information about share repurchases by the Company during 2008.

Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicity	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per share	Programs	Plans or Programs

May 2008	189,150	$39.65	189,150	12,652,567
On May 6, 2008, the Board terminated the 2006 share repurchase program, and authorized the repurchase of a maximum of 12,841,717 shares, approximately 14% of our then outstanding common stock on the open market. In the second quarter of 2008, we have purchased a total of 189,150 shares, which results in 12,652,567 remaining shares we are authorized to repurchase by December 31, 2009. There were no repurchases in the 2008 first quarter.
The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 3.1	A Certificate of Correction to correct errors and omissions to the August 3, 2005 Articles of Restatement for Terra Industries Inc. as filed with the State Department of Assessments and Taxation of Maryland on April 30, 2008, was included as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2008, and is incorporated herein by reference.

Exhibit 10.1	Form of Phantom Performance Share Award agreement of February 2008

Exhibit 10.2	Form of Performance Share Award agreement of February 2008

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: July 25, 2008	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Senior Vice President and Chief Financial Officer and a duly authorized signatory

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1	Form of Phantom Performance Share Award agreement of February 2008

Exhibit 10.2	Form of Performance Share Award agreement of February 2008

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002