Form 10-Q
period 2008-09-30
TERRA INDUSTRIES INC
filed 2008-10-24
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At the close of business on October 24, 2008 the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	102,131,215 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2008	2007	2007
Assets
Cash and cash equivalents	$680,666	$698,238	$360,478
Accounts receivable, less allowance for doubtful accounts of $316, $264 and $326	235,587	171,183	159,660
Inventories	175,920	129,321	123,950
Margin deposits with derivative counterparties	132,058	638	538
Other current assets	62,193	28,195	12,503
Current assets held for sale — discontinued operations (Note 2)	45,607	2,335	2,475

Total current assets	1,332,031	1,029,910	659,604

Property, plant and equipment, net	407,037	389,728	392,891
Equity method investments	382,606	351,986	369,605
Deferred plant turnaround costs, net	29,303	42,190	35,029
Other assets	31,965	31,484	20,335
Noncurrent assets held for sale — discontinued operations (Note 2)	—	43,029	43,029

Total assets	$2,182,942	$1,888,327	$1,520,493

Liabilities
Accounts payable	124,138	110,687	80,293
Customer prepayments	195,039	299,351	85,313
Derivative hedge liabilities	218,652	14,733	26,167
Accrued and other current liabilities	113,042	87,922	65,354
Current liabilities held for sale — discontinued operations (Note 2)	2,749	4,993	4,833

Total current liabilities	653,620	517,686	261,960

Long-term debt	330,000	330,000	330,000
Deferred taxes	53,135	99,854	49,691
Pension liabilities	10,018	9,268	38,041
Other liabilities	78,779	84,876	88,342
Minority interest	105,456	109,729	102,854
Noncurrent liabilities held for sale — discontinued operations (Note 2)	—	739	1,849

Total liabilities and minority interest	1,231,008	1,152,152	872,737

Preferred Shares — liquidation value of $2,100; $120,000 and $120,000 (Note 7)	2,027	115,800	115,800

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 102,081; 89,587 and 89,501 outstanding	154,866	142,170	142,069
Paid-in capital	625,058	618,874	617,085
Accumulated other comprehensive loss	(183,607)	(45,328)	(63,480)
Retained earnings (accumulated deficit)	353,590	(95,341)	(163,718)

Total stockholders’ equity	949,907	620,375	531,956

Total liabilities and stockholders’ equity	$2,182,942	$1,888,327	$1,520,493

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Product revenues	$788,272	$577,916	$2,198,398	$1,768,377
Other income	1,942	2,560	9,617	5,558

Total revenues	790,214	580,476	2,208,015	1,773,935

Costs and Expenses
Cost of sales	578,310	441,863	1,532,369	1,396,480
Selling, general and administrative expense	18,301	21,936	58,238	67,187
Equity earnings of unconsolidated affiliates (Note 10)	(15,857)	(5,566)	(45,665)	(10,379)

Total cost and expenses	580,754	458,233	1,544,942	1,453,288

Income from operations	209,460	122,243	663,073	320,647
Interest income	5,409	4,709	19,330	11,078
Interest expense	(6,773)	(6,905)	(20,587)	(22,685)
Loss on early retirement of debt	—	—	—	(38,836)

Income before income taxes and minority interest	208,096	120,047	661,816	270,204
Income tax provision	(63,169)	(40,654)	(229,742)	(87,390)
Minority interest	(15,748)	(11,144)	(52,369)	(33,720)
Equity earnings of unconsolidated affiliates (Note 10)	42,091	2,202	88,986	2,202

Income from continuing operations	171,270	70,451	468,691	151,296
Income (loss) from discontinued operations, net of tax (Note 2)	141	(16,071)	7,612	(19,052)

Net income	171,411	54,380	476,303	132,244
Inducement payment of preferred stock conversion	(5,248)	—	(5,248)	—
Preferred share dividends	(1,275)	(1,275)	(3,825)	(3,825)

Income Available to Common Stockholders	$164,888	$53,105	$467,230	$128,419

Weighted average shares outstanding:
Basic	94,259	90,092	91,821	91,143
Diluted	104,605	105,946	104,851	106,899

Earnings per share — basic
Income from continuing operations	$1.75	$0.77	$5.01	$1.62
Income (loss) from discontinued operations (Note 2)	—	(0.18)	.08	(0.21)

Net income	$1.75	$0.59	$5.09	$1.41

Earnings per share — diluted
Income from continuing operations	$1.64	$0.66	$4.47	$1.41
Income (loss) from discontinued operations (Note 2)	—	(0.15)	.07	(0.17)

Net Income	$1.64	$0.51	$4.54	$1.24

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	$476,303	$132,244
Income (loss) from discontinued operations	7,612	(19,052)

Income from continuing operations	468,691	151,296
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	58,406	75,025
Loss on sale of property, plant and equipment	2,235	—
Deferred income taxes	(51,772)	61,629
Minority interest in earnings	52,369	33,720
Distributions in excess of equity earnings	2,524	5,121
Equity earnings GrowHow UK Limited	(88,986)	(2,202)
Non-cash (gain) loss on derivatives	(1,610)	176
Share-based compensation	10,333	16,838
Amortization of intangible and other assets	6,193	6,655
Non-cash loss on early retirement of debt	—	4,662
Changes in operating assets and liabilities:
Accounts receivable	(65,639)	(29,137)
Inventories	(42,221)	49,473
Accounts payable and customer prepayments	(90,559)	(25,023)
Margin deposits with derivative counterparties	(131,420)	(501)
Other assets and liabilities, net	67,471	19,433

Net cash flows from operating activities — continuing operations	196,015	367,165
Net cash flows from operating activities — discontinued operations	9,439	14,572

Net cash flows from operating activities	205,454	381,737

Investing Activities
Capital expenditures and plant turnaround expenditures	(70,123)	(59,109)
Cash retained by GrowHow UK Limited	—	(17,249)
Proceeds from sale of property, plant and equipment	1,660	—
Distributions received from unconsolidated affiliates	7,196	—
Contribution settlement received from GrowHow UK Limited	27,427	—

Net cash flows from investing activities — continuing operations	(33,840)	(76,358)
Net cash flows from investing activities — discontinued operations	—	—

Net cash flows from investing activities	(33,840)	(76,358)

Financing Activities
Issuance of debt	—	330,000
Payments under borrowing arrangements	—	(331,300)
Payments for debt issuance costs	—	(6,403)
Preferred share dividends paid	(3,825)	(3,825)
Inducement payment to preferred stockholders	(5,248)	—
Common stock dividends paid	(18,299)	—
Common stock issuances and vestings	(9,839)	89
Excess tax benefits from equity compensation plans	12,122	—
Payments under share repurchase program	(107,500)	(87,426)
Distributions to minority interests	(56,642)	(25,554)

Net cash flows from financing activities — continuing operations	(189,231)	(124,419)
Net cash flows from financing activities — discontinued operations	—	—

Consolidated Statements of Cash Flows (continued)

	Nine Months ended
	September 30,
	2008	2007

Net cash flows from financing activities	(189,231)	(124,419)

Effect of exchange rate changes on cash	45	501

Increase (decrease) to cash and cash equivalents	(17,572)	181,461
Cash and cash equivalents at beginning of period	698,238	179,017

Cash and cash equivalents at end of period	$680,666	$360,478

Supplemental cash flow information:
Interest paid	$23,975	$22,900
Income tax refunds received	$206	$555
Income taxes paid	$197,239	$8,743

Supplemental schedule of non-cash investing and financing activities:
Conversion of warrants to common stock	$2,496	$568

Supplemental schedule of unconsolidated affiliates distributions received:
Equity earnings of unconsolidated affiliates	$45,665	$10,379
Distribution more than equity earnings	2,524	5,121
Distributions received from unconsolidated affiliates	7,196	—

Total cash distributions received from unconsolidated affiliates	$55,385	$15,500

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands)
(unaudited)

			Accumulated	(Accumulated
			Other	Deficit)
	Common	Paid-In	Comprehensive	Retained		Comprehensive
	Stock	Capital	Loss	Earnings	Total	Income
Balance at January 1, 2008	$142,170	$618,874	$(45,328)	$(95,341)	$620,375
Comprehensive income (loss):
Net income	—	—	—	476,303	476,303	$476,303
Foreign currency translation adjustment	—	—	(30,356)	—	(30,356)	(30,356)
Change in fair value of derivatives, net of taxes of $69,651	—	—	(107,923)	—	(107,923)	(107,923)

Comprehensive income						$338,024

Preferred share dividends	—	—	—	(3,825)	(3,825)
Common stock dividends	—	—	—	(18,299)	(18,299)
Shares repurchased and retired under the share repurchase program	(2,588)	(104,912)	—	—	(107,500)
Excess tax benefit	—	14,603	—	—	14,603
Exercise of stock options	11	23	—	—	34
Net vested stock	475	(12,897)	—	—	(12,422)
Conversion of warrants	2,961	(413)	—	—	2,548
Inducement of preferred stock	11,837	101,936	—	(5,248)	108,525
Share-based compensation	—	7,844	—	—	7,844

Balance September 30, 2008	$154,866	$625,058	$(183,607)	$353,590	$949,907

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Accumulated		Comprehensive
	Stock	Capital	Loss	Deficit	Total	Income
Balance at January 1, 2007	$144,976	$693,896	$(63,739)	$(292,137)	$482,996
Comprehensive income (loss):
Net income	—	—	—	132,244	132,244	$132,244
Foreign currency translation adjustment	—	—	(42,361)	—	(42,361)	(42,361)
Change in fair value of derivatives, net of taxes of $1,381	—	—	(2,565)	—	(2,565)	(2,565)
Pension and post retirement benefit liabilities	—	—	1,913	—	1,913	1,913

Comprehensive income						$89,231

Transfer of UK pension plan to GrowHow UK Limited	—	—	43,272	—	43,272
Preferred share dividends	—	—	—	(3,825)	(3,825)
Exercise of stock options	252	320	—	—	572
Net vested stock	273	(757)	—	—	(484)
Conversion of warrants	568	(568)	—	—	—
Shares repurchased and retired under the share repurchase program	(4,000)	(83,426)	—	—	(87,426)
Share-based compensation	—	7,620	—	—	7,620

Balance September 30, 2007	$142,069	$617,085	$(63,480)	$(163,718)	$531,956

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Financial Statement Presentation
Basis of Presentation
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments necessary, in the opinion of management, to summarize fairly the financial position of Terra Industries Inc. and all majority-owned subsidiaries (“Terra”, “the Company”, “our” “we” and “us”) and the results of operations for the periods presented. All of these adjustments are of a normal and recurring nature. Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for a full year. These statements should be read in conjunction with our 2007 Annual Report on Form 10-K to Stockholders.
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
Plant Turnaround Costs
Plant turnarounds are periodically performed to extend the useful life, increase output and/or efficiency and ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facilities. The nature of a turnaround is such that it occurs on less than an annual basis and requires a multi-week shutdown of plant operations. Specific procedures performed during the turnaround include the disassembly, inspection and replacement or overhaul of plant machinery (boilers, pressure vessels, piping, heat exchangers, etc.) and rotating equipment (compressors, pumps, turbines, etc.), equipment recalibration and internal equipment efficiency assessments.
Preceding a turnaround, plants experience decreased efficiency in resource conversion to finished products. Replacement or overhaul of equipment and items such as compressors, turbines, pumps, motors, valves, piping and other parts that have an estimated useful life of at least two years, the internal assessment of production equipment, replacement of aged catalysts, and new installation/recalibration of measurement and control devices result in increased production output and/or improved plant efficiency after the turnaround. Turnaround activities are betterments that meet at least one of the following criteria: 1) extend the equipment useful life, or 2) increase the output and/or efficiency of the equipment. As a result, we follow the deferral method of accounting for these turnaround costs and thus they are capitalized and amortized over the period benefited, which is generally the two-year period until the next turnaround. Turnaround activities may extend the useful life of the assets since the overhaul of heat exchangers, pressure vessels, compressors, turbines, pumps, motors, etc. allow the continued use beyond the original design. If criteria for betterment or useful life extension are not met, we expense the turnaround expenditures as repair and maintenance activities in the period performed.
In addition, state and certain other regulatory agencies require a scheduled biennial safety inspection of plant components, such as steam boilers and registered pressure vessels and piping, which can only be performed during the period of shut down. A full shutdown and dismantling of components of the plant is generally mandatory to facilitate the inspection and certification. We defer costs associated with regulatory safety inspection mandates that are incurred during the turnaround. These costs are amortized over the period benefited, which is generally the two-year period until the next turnaround.

During a turnaround event, there will also be routine repairs and maintenance activities performed for normal operating purposes. The routine repairs and maintenance costs are expensed as incurred. We do not classify routine repair and maintenance activities as part of the turnaround cost capitalization since they are not considered asset betterments.
The installation of major equipment items can occur at any time, but frequently occur during scheduled plant outages, such as a turnaround. During a plant turnaround, expenditures for replacing major equipment items are capitalized as separate fixed assets.
Terra classifies capitalized turnaround costs as an investing activity under the caption “Capital expenditures and plant turnaround expenditures” in the Statement of Cash Flows, since this cash outflow relates to expenditures related to productive assets. Repair and maintenance costs are expensed as incurred and are included in the operating cash flow.
There are three acceptable methods of accounting for turnaround costs: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. Terra utilizes the deferral method and recognizes turnaround expense over the period benefited since these expenditures are asset betterments. If the direct expense method was utilized, all turnaround expenditures would be recognized in the income statement as a period cost when incurred and reflected in cash flows from operating activities in the statement of cash flows.
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
Summarized Financial Results of Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Operating revenue	$1,770	$13,240	$16,415	$15,882
Operating and other expenses	(1,536)	(39,980)	(3,750)	(47,582)

Pretax income (loss) from operations of discontinued components	234	(26,740)	12,665	(31,700)
Income tax (expense) benefit	(93)	10,669	(5,053)	12,648

Income (loss) from discontinued operations	$141	$(16,071)	$7,612	$(19,052)

The major classes of assets and liabilities held for sale and related to discontinued operations as of September 30, 2008, December 31, 2007 and September 30, 2007 are as follows:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Trade receivables	$333	$45	$245
Inventory	2,203	2,203	2,203
Other current assets	43,071	87	27

Current assets	$45,607	$2,335	$2,475

Property, plant and equipment — net	$—	$42,212	$42,212
Other non-current assets	—	817	817

Non-current assets	$—	$43,029	$43,029

Accounts payable	$739	$18	$4
Other current liabilities	2,010	4,975	4,829

Current liabilities	$2,749	$4,993	$4,833

Other non-current liabilities	$—	$739	$1,849

Non-current liabilities	$—	$739	$1,849

3.	Income (Loss) Per Share
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

The following table provides a reconciliation between basic and diluted income (loss) per share for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per-share amounts)	2008	2007	2008	2007
Basic income (loss) per share computation:
Income from continuing operations	$171,270	$70,451	$468,691	$151,296
Less: Preferred share dividends	(1,275)	(1,275)	(3,825)	(3,825)
Inducement of preferred shares	(5,248)	—	(5,248)	—

Income from continuing operations available to common Stockholders	164,747	69,176	459,618	147,471
Income (loss) from discontinued operations available to common stockholders	141	(16,071)	7,612	(19,052)

Income (loss) available to common stockholders	$164,888	$53,105	$467,230	$128,419

Weighted average shares outstanding	94,259	90,092	91,821	91,143

Income per share — continuing operations	$1.75	$0.77	$5.01	$1.62
Income (loss) per share — discontinued operations	—	(0.18)	0.08	(0.21)

Net income per share	$1.75	$0.59	$5.09	$1.41

Diluted income (loss) per share computation:
Income from continuing operations available to common stockholders	$164,747	$69,176	$459,618	$147,471
Add: Preferred share dividends	1,275	1,275	3,825	3,825
Inducement of preferred shares	5,248	—	5,248	—

Income available to common stockholders and assumed conversions	$171,270	$70,451	$468,691	$151,296

Weighted average shares outstanding	94,259	90,092	91,821	91,143
Add incremental shares from assumed conversions:
Preferred shares	8,188	12,049	10,752	12,049
Non vested stock	566	985	581	783
Common stock warrants	1,592	2,710	1,696	2,791
Common stock options	—	110	1	133

Dilutive potential common shares	104,605	105,946	104,851	106,899

Income per share — continuing operations	$1.64	$0.66	$4.47	$1.41
Income (loss) per share — discontinued operations	—	(0.15)	0.07	(0.17)

Net income per share	$1.64	$0.51	$4.54	$1.24

In September 2008 we commenced individual offers (“the inducement offer”) to pay a cash premium to holders of the Series A Preferred Shares who elected to convert their Series A Preferred Shares into shares of Terra Industries common stock (see Note 7.) A total of 117,900 shares or 98% of the outstanding shares of Series A Preferred Shares were surrendered and converted as part of the inducement offer. The former holders of the Series A Preferred Shares received, in the aggregate, the following:
•	11,837,349 shares of Terra Industries common stock; and

•	A cash premium of approximately $5.2 million
When convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of the consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income applicable to common stockholders in the calculation of earnings per share. As such, the inducement payments and offering costs paid in connection with the inducement offer resulted in a reduction of net income available to common stockholders.
For purposes of our computation of diluted net income per common share for the period ended September 30, 2008, the portion of our Series A Preferred Shares that was converted was considered separately from the portion of our Series A Preferred Shares that was not converted. The inducement payment was attributed to the portion of the Series A Preferred Shares that was converted. As a result, conversion of the portion of the Series A Preferred Shares that was converted into 11,837,349 weighted average common shares outstanding for the period ended September 30, 2008 was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive. The portion of our Series A Preferred Shares that was not converted was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive.
4.	Inventories
Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Raw materials	$18,269	$17,765	$19,558
Supplies	33,570	35,909	34,181
Finished goods	124,081	75,647	70,211

Total	$175,920	$129,321	$123,950

Inventory is valued at actual first-in, first-out cost. Costs include raw materials, labor and overhead.
5.	Derivative Financial Instruments
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
We may also use a collar structure where we will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes us to large price increases. At September 30, 2008 there were no collars outstanding.
The following summarizes open natural gas derivative contracts at September 30, 2008 and 2007 and December 31, 2007:

	Other	Other
	Current	Current	Deferred	Net Asset
(in thousands)	Assets	Liabilities	Taxes	(Liability)
September 30, 2008	$30,685	$(218,652)	$72,673	$(115,294)
December 31, 2007	$4,798	$(14,733)	$3,022	$(6,913)
September 30, 2007	$4,732	$(26,167)	$7,754	$(13,681)

Certain derivatives outstanding at September 30, 2008 and 2007, which settled during October 2008 and 2007, respectively, are included in the position of open natural gas derivatives in the table above. The October 2008 derivatives settled for an approximate $42.2 million loss compared to the October 2007 derivatives which settled for an approximate $7.7 million loss. Substantially all open derivatives will settle during the next twelve months.
We are required to maintain certain margin deposits on account with derivative counterparties. At September 30, 2008 we had $132.0 million on deposit with counterparties, which is reported as margin deposits with derivative counterparties on the consolidated balance sheet.
We determined that certain derivative contracts were ineffective hedges for accounting purposes and recorded a reduction of $1.6 million and a reduction of $1.7 million, respectively, to cost of sales for the period ending September 30, 2008 and 2007, respectively.
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
The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the three-month periods ended September 30, 2008 and 2007 follows:

	Three Months Ended
	September 30,
	2008		2007
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated gain (loss)	$67,130	$41,008	$(28,684)	$(18,644)
Reclassification into earnings	(27,055)	(16,478)	(31,210)	(20,286)
Net change in market value	(226,284)	(138,065)	37,739	24,529

Ending accumulated gain (loss)	$(186,209)	$(113,535)	$(22,155)	$(14,401)

The activity to accumulated other comprehensive income (loss), net of income taxes, relating to current period hedging transactions for the nine-month periods ended September 30, 2008 and 2007 follows:

	Nine Months Ended
	September 30,
	2008		2007
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated gain (loss)	$(8,635)	$(5,612)	$(18,210)	$(11,836)
Reclassification into earnings	17,011	10,416	(31,562)	(20,515)
Net change in market value	(194,585)	(118,339)	27,617	17,950

Ending accumulated gain (loss)	$(186,209)	$(113,535)	$(22,155)	$(14,401)

Approximately $186.2 million of the net accumulated loss at September 30, 2008 will be reclassified into earnings during the next twelve months as compared to $22.2 million of the net accumulated loss at September 30, 2007.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At September 30, 2008, we did not have any open contracts for nitrogen solutions. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the three- and nine-month periods ending September 30, 2008, there were no gains or losses on nitrogen forward derivative instruments. For the three- and nine-month periods ending September 30, 2007, we recognized a loss of $1.0 million and $2.9 million, respectively, on nitrogen forward derivative instruments.
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

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of September 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$30,685	$—

Total	$—	$30,685	$—

Liabilities
Derivative contracts	$—	$(218,652)	$—

Total	$—	$(218,652)	$—

7.	Preferred Shares
The components of preferred shares outstanding at September 30:

	2008		2007
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	2,100	$2,027	120,000	$115,800
We had 2,100 shares of cumulative convertible perpetual Series A Preferred Shares with a liquidation value of $1,000 outstanding at September 30, 2008 and 120,000 shares with a liquidation value of $1,000 at September 30, 2007. Cumulative dividends of $10.625 per share are payable quarterly. The Series A Preferred Shares are not redeemable, but are convertible into our common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A shares may automatically be converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140% of the conversion price for twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms.
In September 2008 we commenced offers (“the inducement offer”) to pay a cash premium to holders of the Series A Preferred Shares who elected to convert their Series A Preferred Shares into shares of Terra Industries common stock. A total of 117,900 shares or 98% of the outstanding shares of Series A Preferred Shares were surrendered and converted as part of the inducement offer. The former holders of the Series A Preferred Shares received, in the aggregate, the following:
•	11,837,349 shares of Terra Industries common stock; and

•	A cash premium of approximately $5.2 million
The $5.2 million inducement offer represents the difference between the fair value of all securities and other consideration transferred in the transaction to the preferred stockholders and the fair value of securities issuable pursuant to the original conversion terms of the Series A Preferred Shares less the costs related to the inducement offer.

8.	Turnaround Costs
The following represents a summary of the deferred plant turnaround costs for the nine months ended September 30, 2008:

		Turnaround		Currency
	Beginning	Costs	Turnaround	Translation	Ending
(in thousands)	Balance	Capitalized	Amortization	Adjustments	Balance
Period ended:
September 30, 2008	$42,190	$9,290	$(21,529)	$(648)	$29,303
9.	Other Liabilities

Other liabilities consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Unrecognized tax benefit	$33,560	$33,560	$33,560
Long-term medical and closed facility reserve	24,529	24,368	24,026
Long-term deferred revenue	10,863	10,885	11,229
Accrued phantom shares	3,137	9,231	11,697
Long-term retiree medical and post employment reserve	6,196	6,112	7,099
Other	494	720	731

	$78,779	$84,876	$88,342

10.	Equity Investments

Trinidad and United States
Our investment in companies that are accounted for on the equity method of accounting and included in operations consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (“PLNL”) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at our Verdigris nitrogen plant. These investments were $144.4 million at September 30, 2008. We include the net earnings of these investments as an element of income from operations because the investees’ operations provide additional capacity to our operations.

The combined results of operations and financial position of our equity method investments are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Condensed income statement information:
Net sales	$128,332	$46,844	$310,860	$101,903

Net income	$46,642	$13,555	$109,563	$23,049

Terra’s equity in earnings of unconsolidated affiliates	$15,857	$5,566	$45,665	$10,379

	September 30,	September 30,
(in thousands)	2008	2007
Condensed balance sheet information:
Current assets	$94,886	$43,130
Long-term assets	177,882	194,310

Total assets	$272,768	$237,440

Current liabilities	$53,457	$24,193
Long-term liabilities	14,766	—
Equity	204,545	213,247

Total liabilities and equity	$272,768	$237,440

The carrying value of these investments at September 30, 2008 was $42.1 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately fifteen years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.
We have transactions in the normal course of business with PLNL whereby we are obliged to purchase 50% of the ammonia produced by PLNL at current market prices. During the nine-month period ending September 30, 2008, we purchased approximately $135.7 million of ammonia from PLNL. During the nine-month period ending September 30, 2007, we purchased approximately $52.7 million of ammonia from PLNL. During the first nine months of 2007, PLNL performed a turnaround, resulting in lower production levels and consequently, lower purchases by us.
We received $55.4 million and $15.5 million in distributions from all of our equity investments in the nine-month periods ending September 30, 2008 and 2007, respectively.
United Kingdom
On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between us and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary, Terra Nitrogen (UK) Limited, to the joint venture for a 50% interest. Subsequent to September 14, 2007, we have accounted for our investment in GrowHow as an equity method investment. This investment was $238.2 million at September 30, 2008.

Our interest in the joint venture is classified as a non-operating equity investment. We do not include the net earnings of this investment as an element of income from operations since GrowHow’s operations do not provide additional capacity to us, nor are its operations integrated with our supply chain in North America.
The nine-month results of operations and financial position of our equity method investment in GrowHow at September 30, 2008 and 2007 were:

(in thousands)	2008	2007

Condensed income statement information:
Net sales	$914,491	$19,583

Net income	$184,902	$2,908

Terra’s equity in earnings of unconsolidated affiliates	$88,986	$2,202

Condensed balance sheet information:
Current assets	$379,078	$241,590
Long-term assets	248,690	345,814

Total assets	$627,768	$587,404

Current liabilities	$126,311	$144,198
Long-term liabilities	157,081	190,703
Equity	344,376	252,503

Total liabilities and equity	$627,768	$587,404

The carrying value of these investments at September 30, 2008 was $66.0 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately twelve years. Our equity earnings of GrowHow are different than our ownership interest in GrowHow’s net income due to the amortization of basis differences.
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
In January 2008 GrowHow closed the Severnside manufacturing facility. Pursuant to the agreement with Kemira, we are responsible for any remediation costs required to prepare the Severnside site for disposal. We anticipate remediation costs to be approximately $5.0 million to $10.0 million. We have an option to purchase the Severnside land for a nominal amount at any time prior to sale. If we elect not to exercise this option, we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land would exceed the total cost of reclamation of the site.
We received $27.4 million from GrowHow during 2008 for the refund of working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement.
There were no distributions from the United Kingdom equity investment since the inception in 2007.

11.	Long-term Debt

Long-term debt consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007
Unsecured Senior Notes, 7.0% due 2017	$330,000	$330,000	$330,000

Total long-term debt	330,000	330,000	330,000
Less current maturities	—	—	—

Total long-term debt	$330,000	$330,000	$330,000

In February 2007, Terra Capital, Inc., (“TCAPI”) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017 to refinance our Senior Secured Notes due in 2008 and 2010. The notes are unconditionally guaranteed by Terra Industries Inc. and its U.S. subsidiaries (see Note 17.) These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors. We recorded a $38.8 million loss on the early retirement of debt.
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
In conjunction with the bond refinancing, we amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. The revolving credit facility is secured by substantially all of our assets. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory less outstanding letters of credit issued under the facility. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving credit facility will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At September 30, 2008, the LIBOR rate was 3.93%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans were 0.50% and 1.75%, respectively, at September 30, 2008. The revolving credit facility requires an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

At September 30, 2008, we had no outstanding revolving credit borrowings and $6.6 million in outstanding letters of credit. The $6.6 million in outstanding letters of credit reduced our borrowing availability to $193.4 million at September 30, 2008. The credit facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If our borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.
12.	Pension Plans

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

The estimated components of net periodic pension expense follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Service cost	$778	$748	$2,334	$2,244
Interest cost	4,412	6,231	13,236	18,693
Expected return on plan assets	(4,516)	(6,056)	(13,548)	(18,168)
Amortization of prior service cost	(9)	(9)	(27)	(27)
Amortization of actuarial loss	468	1,409	1,404	4,227
Termination charge	—	123	—	369

Pension expense	$1,133	$2,446	$3,399	$7,338

Cash contributions to the defined benefit pension plans for the three months ended September 30, 2008 and 2007 were $0.5 million and $14.7 million, respectively. Cash contributions to the defined benefit plans for the nine months ended September 30, 2008 and 2007 were $1.4 and $29.4 million, respectively.
We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three-month periods ending September 30, 2008 and 2007 were $1.1 million and $1.4 million, respectively. Contributions to these plans for the nine-month periods ending September 30, 2008 and 2007 were $3.1 and $4.5 million, respectively.
We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

13.	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of stockholders’ equity but are excluded from net income (loss). Our accumulated other comprehensive income (loss) is comprised of (a) adjustments that result from translation of our foreign entity financial statements from their functional currencies to United States dollars, (b) adjustments that result from translation of intercompany foreign currency transactions that are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) between entities that are consolidated in our financial statements, (c) the offset to the fair value of derivative assets and liabilities (that qualify as a cash flow hedge) recorded on the balance sheet, and (d) pension and post-retirement benefit liabilities adjustments.
The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2008 and 2007 follow:

	Foreign
	Currency		Pension and Post-
	Translation	Fair Value of	Retirement Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance January 1, 2008	$(22,364)	$(5,612)	$(17,352)	$(45,328)
Change in foreign translation adjustment	(30,356)	—	—	(30,356)
Reclassification to earnings	—	10,416	—	10,416
Change in fair value of derivatives	—	(118,339)	—	(118,339)

Balance September 30, 2008	$(52,720)	$(113,535)	$(17,352)	$(183,607)

Balance January 1, 2007	$24,518	$(11,836)	$(76,421)	$(63,739)
Change in pension and post-retirement liabilities	—	—	1,913	1,913
Transfer of UK pension plan to GrowHow UK Limited	—	—	43,272	43,272
Change in foreign translation adjustment	(42,361)	—	—	(42,361)
Reclassification to earnings	—	(20,515)	—	(20,515)
Change in fair value of derivatives	—	17,950	—	17,950

Balance September 30, 2007	$(17,843)	$(14,401)	$(31,236)	$(63,480)

14.	Commitments and Contingencies
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
We have entered into physical natural gas supply agreements through June 2009 for approximately 35.1 million MMBtu’s. As of September 30, 2008, these natural gas commitments were $1.9 million above the respective index prices.

15.	New Accounting Pronouncements
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
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS 128, “Earnings per Share.” This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and prior periods shall be adjusted retrospectively. We are currently assessing the impact FSP EITF 03-6-1 will have on our financial statements.

16.	Common Stockholders’ Equity
Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. In the third quarter we declared and paid a $0.10 dividend per Common Share. Future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, approval from our Board of Directors and other factors.
In connection with the Mississippi Chemical Corporation (“MCC”) acquisition, we issued warrants to purchase 4.0 million of our common shares at $5.48 per share. These warrants were valued at $21.1 million at the MCC closing. During 2005, stockholders approved the issuance of the underlying shares and the warrant value was reclassified to common stockholders’ equity.
During the nine month period ended September 30, 2008, all of these warrants were exercised and were redeemed for common shares.

(in thousands)	2008	2007
January 1 warrants outstanding	3,288	4,000
Exercised	3,288	712

September 30 warrants outstanding	—	3,288

On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares representing 14 percent of our outstanding common stock. The stock buyback program commenced on May 7, 2008 and has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices we determine appropriate. Purchases may be commenced or suspended at any time without notice.
During 2008, our repurchases under stock buyback programs were:

	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased
May 2008	189	$39.65	$7,500
June 2008	—	—	—
July 2008	—	—	—
August 2008	772	45.91	35,448
September 2008	1,626	39.69	64,552
In September 2008 we commenced individual offers (“the inducement offer”) to pay a cash premium to holders of the Series A Preferred Shares who elected to convert 117,900 Series A Preferred Shares into 11,837,349 common shares (see Note 7.)

17.	Guarantor Subsidiaries
The consolidating statement of financial position of Terra Industries Inc. (the “Parent”), Terra Capital, Inc. (“TCAPI”), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Unsecured Senior Notes due 2017 for September 30, 2008; December 31, 2007; and September 30, 2007 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. Statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007 and statements of cash flows for the nine months ended September 30, 2008 and 2007 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.
Guarantor subsidiaries include: subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi; and Beaumont, Texas plants; Terra Environmental Technologies; and the corporate headquarters facility in Sioux City, Iowa. The Beaumont, Texas facility is classified as held for sale pursuant to SFAS 144. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries.

Condensed Consolidating Balance Sheet as of September 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$191,431	$186,977	$305,087	$(2,829)	$680,666
Accounts receivable, net	—	263	144,473	90,851	—	235,587
Inventories	—	—	105,066	52,870	17,984	175,920
Margin deposits with derivative counterparties	—	132,058	—	—	—	132,058
Other current assets	21,993	9,892	15,217	15,091	—	62,193
Current assets held for sale — discontinued operations	—	—	45,607	—	—	45,607

Total current assets	21,993	333,644	497,340	463,899	15,155	1,332,031

Property, plant and equipment, net	—	—	290,637	116,400	—	407,037
Equity method investments	—	—	10,884	371,722	—	382,606
Intangible assets, other assets and deferred plant turnaround costs	6,732	7,450	24,151	29,066	(6,131)	61,268
Investments in and advances to (from) affiliates	1,171,683	133,503	2,810,107	757,030	(4,872,323)	—
Noncurrent assets held for sale — discontinued operations	—	—	—	—	—	—

Total assets	$1,200,408	$474,597	$3,633,119	$1,738,117	$(4,863,299)	$2,182,942

Liabilities
Accounts payable	$1,053	$—	$73,982	$49,103	$—	$124,138
Customer prepayments	—	—	91,821	103,218	—	195,039
Derivative hedge liabilities	117,435	11,593	7,971	81,653	—	218,652
Accrued and other current liabilities	18,451	3,384	66,546	24,663	(2)	113,042
Current liabilities held for sale — discontinued operations	—	—	2,749	—	—	2,749

Total current liabilities	136,939	14,977	243,069	258,637	(2)	653,620

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	37,242	—	—	14,153	1,740	53,135
Pension and other liabilities	74,293	(510)	11,675	2,078	1,261	88,797
Minority interest	—	20,579	84,877	—	—	105,456
Noncurrent liabilities held for sale — discontinued operations	—	—	—	—	—	—

Total liabilities and minority interest	248,474	365,046	339,621	274,868	2,999	1,231,008

Preferred Shares — liquidation value of $2,100	2,027	—	—	—	—	2,027

Condensed Consolidating Balance Sheet (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Common Stockholders’ Equity
Common stock	154,866	—	73	32,458	(32,531)	154,866
Paid-in capital	625,058	150,218	2,128,311	1,050,476	(3,329,005)	625,058
Accumulated other comprehensive income (loss)	(183,607)	—	—	96,016	(96,016)	(183,607)
Retained earnings (accumulated deficit)	353,590	(40,667)	1,165,114	284,299	(1,408,746)	353,590

Total stockholders’ equity	949,907	109,551	3,293,498	1,463,249	(4,866,298)	949,907

Total liabilities and stockholders’ equity	$1,200,408	$474,597	$3,633,119	$1,738,117	$(4,863,299)	$2,182,942

Consolidating Statement of Operations for the three months ended September 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$474,025	$314,247	$—	$788,272
Other income	—	—	975	967	—	1,942

Total revenues	—	—	475,000	315,214	—	790,214

Cost and Expenses
Cost of sales	—	84	384,115	194,111	—	578,310
Selling, general and administrative expenses	784	(3,459)	19,192	1,784	—	18,301
Equity earnings of unconsolidated affiliates	—	—	(15,857)	—	—	(15,857)

Total cost and expenses	784	(3,375)	387,450	195,895	—	580,754

Income (loss) from operations	(784)	3,375	87,550	119,319	—	209,460
Interest income	—	2,434	1,212	1,763	—	5,409
Interest expense	(465)	(6,207)	(2)	(99)	—	(6,773)
Foreign currency gain (loss)	13	—	(13)	—	—	—

Income (loss) before income taxes and minority interest	(1,236)	(398)	88,747	120,983	—	208,096
Income tax benefit (provision)	411	(26,200)	(28,499)	(8,881)	—	(63,169)
Minority interest	—	(3,039)	(12,709)	—	—	(15,748)
Equity earnings of unconsolidated affiliates	172,236	201,873	—	42,091	(374,109)	42,091

Income from continuing operations — net of tax	171,411	172,236	47,539	154,193	(374,109)	171,270
Income from discontinued operations – net of tax	—	—	141	—	—	141

Net income	$171,411	$172,236	$47,680	$154,193	$(374,109)	$171,411

Consolidating Statement of Operations for the nine months ended September 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$1,308,594	$889,804	$—	$2,198,398
Other income	—	—	7,040	2,577	—	9,617

Total revenues	—	—	1,315,634	892,381	—	2,208,015

Cost and Expenses
Cost of sales	—	250	1,034,272	497,847	—	1,532,369
Selling, general and administrative expenses	2,194	(9,549)	39,301	26,292	—	58,238
Equity earnings of unconsolidated affiliates	—	—	(45,665)	—	—	(45,665)

Total cost and expenses	2,194	(9,299)	1,027,908	524,139	—	1,544,942

Income (loss) from operations	(2,194)	9,299	287,726	368,242	—	663,073
Interest income	—	8,357	3,195	7,778	—	19,330
Interest expense	(1,395)	(18,633)	(5)	(554)	—	(20,587)
Foreign currency gain (loss)	13	—	(13)	—	—	—

Income (loss) before income taxes and minority interest	(3,576)	(977)	290,903	375,466	—	661,816
Income tax benefit (provision)	1,385	(92,316)	(112,634)	(26,177)	—	(229,742)
Minority interest	—	(10,107)	(42,262)	—	—	(52,369)
Equity earnings of unconsolidated affiliates	478,494	581,894	—	88,986	(1,060,388)	88,986

Income from continuing operations — net of tax	476,303	478,494	136,007	438,275	(1,060,388)	468,691
Income from discontinued operations – net of tax	—	—	7,612	—	—	7,612

Net income	$476,303	$478,494	$143,619	$438,275	$(1,060,388)	$476,303

Consolidating Statement of Cash Flows for the nine months ended September 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$476,303	$478,494	$143,619	$438,275	$(1,060,388)	$476,303
Income from discontinued operations	—	—	7,612	—	—	7,612

Income from continuing operations	476,303	478,494	136,007	438,275	(1,060,388)	468,691
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	30,459	27,947	—	58,406
Loss on sale of property, plant and equipment	—	—	1,063	1,172	—	2,235
Deferred income taxes	(51,772)	—	—	—	—	(51,772)
Minority interest in earnings	—	(825)	53,194	—	—	52,369
Distributions in excess of (less than) equity earnings	(551,308)	232,259	(45,665)	—	367,238	2,524
Equity earnings — GrowHow UK Limited	—	—	—	(88,986)	—	(88,986)
Non-cash gain on derivatives	(1,610)	—	—	—	—	(1,610)
Share-based compensation	10,333	—	—	—	—	10,333
Amortization of intangible and other assets	—	—	3,694	2,499	—	6,193
Change in operating assets and liabilities — continuing operations	(62,785)	(135,392)	(62,752)	(182,927)	181,578	(262,278)

Net cash flows from operating activities — continuing operations	(180,839)	574,536	116,000	197,980	(511,572)	196,105
Net cash flows from operating activities — discontinued operations	—	—	9,439	—	—	9,439

Net Cash Flows from Operating Activities	(180,839)	574,536	125,439	197,980	(511,572)	205,544

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(61,357)	(8,766)	—	(70,123)
Proceeds from the sale of property, plant and equipment	—	—	1,250	410	—	1,660
Distributions received from unconsolidated affiliate	—	—	7,196	—	—	7,196
Contribution settlement received from GrowHow UK Limited	—	—	—	27,427	—	27,427

Net cash flows from investing activities — continuing operations	—	—	(52,911)	19,071	—	(33,840)
Net cash flows from investing activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	(52,911)	19,071	—	(33,840)

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Preferred share dividends paid	(3,825)	—	—	—	—	(3,825)
Preferred share inducement	(5,248)	—	—	—	—	(5,248)
Common stock dividends paid	(18,299)	—	—	—	—	(18,299)
Common stock issuances and vestings	(9,839)	—	—	—	—	(9,839)
Change in investments and advances from (to) affiliates	313,428	(438,962)	(96,054)	(818,671)	1,040,259	—
Excess tax benefits from equity compensation plans	12,122	—	—	—	—	12,122
Payments under share repurchase program	(107,500)	—	—	—	—	(107,500)
Distributions to minority interests	—	—	(56,642)	—	—	(56,642)

Net cash flows from financing activities — continuing operations	180,839	(438,962)	(152,696)	(818,671)	1,040,259	(189,231)
Net cash flows from financing activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	180,839	(438,962)	(152,696)	(818,671)	1,040,259	(189,231)

Effect of Exchange Rate Changes on Cash	—	—	—	(45)	—	(45)

Increase (decrease) in Cash and Cash Equivalents —	—	135,574	(80,168)	(601,665)	528,687	(17,572)
Cash and Cash Equivalents at Beginning of Year	—	55,857	267,145	906,752	(531,516)	698,238

Cash and Cash Equivalents at End of Year	$—	$191,431	$186,977	$305,087	$(2,829)	$680,666

Condensed Consolidating Balance Sheet as of December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$—	$55,857	$267,145	$906,752	$(531,516)	$698,238
Accounts receivable, net	1	2	98,469	72,711	—	171,183
Inventories	—	—	95,781	32,104	1,436	129,321
Margin deposits with derivative counterparties	—	638	—	—	—	638
Other current assets	10,614	—	11,127	6,454	—	28,195
Current assets held for sale — discontinued operations	—	—	2,335	—	—	2,335

Total current assets	10,615	56,497	474,857	1,018,021	(530,080)	1,029,910

Property, plant and equipment, net	—	—	264,198	125,530	—	389,728
Equity method investments	—	—	10,488	341,498	—	351,986
Deferred plant turnaround costs, intangible and other assets	6,732	8,333	18,984	45,174	(5,549)	73,674
Investments in and advances to (from) affiliates	620,375	365,762	1,848,352	57,752	(2,892,241)	—
Noncurrent assets held for sale — discontinued operations	—	—	43,029	—	—	43,029

Total Assets	$637,722	$430,592	$2,659,908	$1,587,975	$(3,427,870)	$1,888,327

Liabilities
Accounts payable	$128	$—	$66,945	$43,614	$—	$110,687
Customer prepayments	—	—	125,036	174,315	—	299,351
Derivative hedge liabilities	5,456	—	1,318	7,959	—	14,733
Accrued and other liabilities	20,259	9,169	44,190	14,304	—	87,922
Current liabilities held for sale — discontinued operations	—	—	4,993	—	—	4,993

Total current liabilities	25,843	9,169	242,482	240,192	—	517,686

Long-term debt	—	330,000	—	—	—	330,000
Deferred income taxes	86,157	—	—	10,113	3,584	99,854
Pension and other liabilities	79,650	—	11,628	2,866	—	94,144
Minority interest	—	21,404	88,325	—	—	109,729
Noncurrent liabilities held for sale — discontinued operations	—	—	739	—	—	739

Total liabilities and minority interest	191,650	360,573	343,174	253,171	3,584	1,152,152

Preferred stock — liquidation value of $120,000	115,800	—	—	—	—	115,800

Condensed Consolidating Balance Sheet (continued)

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Common Stockholders’ equity
Common stock	142,170	—	73	32,458	(32,531)	142,170
Paid in capital	618,873	150,218	1,910,748	1,133,745	(3,194,710)	618,874
Accumulated other comprehensive income (loss)	(22,002)	—	—	281,850	(305,176)	(45,328)
Retained earnings (accumulated deficit)	(408,769)	(80,199)	405,913	(113,249)	100,963	(95,341)

Total stockholders’ equity	330,272	70,019	2,316,734	1,334,804	(3,431,454)	620,375

Total liabilities and stockholders’ equity	$637,722	$430,592	$2,659,908	$1,587,975	$(3,427,870)	$1,888,327

Consolidating Balance Sheet as of September 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$43,545	$218,604	$566,133	$(467,804)	$360,478
Accounts receivable, net	—	—	97,744	61,916	—	159,660
Inventories	—	—	76,549	51,785	(4,384)	123,950
Margin deposits with derivative counterparties	—	538	—	—	—	538
Other current assets	2,075	(1)	7,490	4,811	(1,872)	12,503
Current assets held for sale — discontinued operations	—	—	2,475	—	—	2,475

Total current assets	2,075	44,082	402,862	684,645	(474,060)	659,604

Property, plant and equipment, net	—	—	269,323	123,569	(1)	392,891
Equity method investments	—	—	10,917	358,688	—	369,605
Intangible assets, other assets and deferred plant turnaround costs	(1,839)	8,326	23,037	30,253	(4,413)	55,364
Investments in and advances to (from) affiliates	531,956	344,748	1,459,277	—	(2,335,981)	—
Noncurrent assets held for sale — discontinued operations	—	—	43,029	—	—	43,029

Total assets	$532,192	$397,156	$2,208,445	$1,197,155	$(2,814,455)	$1,520,493

Liabilities
Accounts payable	$2,298	$(212)	$44,151	$34,056	$—	$80,293
Customer prepayments	—	—	44,993	40,320	—	85,313
Derivative hedge liabilities	11,187	—	939	14,041	—	26,167
Accrued and other current liabilities	25,127	3,549	32,144	6,316	(1,782)	65,354
Current liabilities held for sale — discontinued operations	—	—	4,833	—	—	4,833

Total current liabilities	38,612	3,337	127,060	94,733	(1,782)	261,960

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	(34,856)	—	—	29,920	54,627	49,691
Pension and other liabilities	135,103	(511)	12,318	(57,253)	36,726	126,383
Minority interest	—	20,077	82,777	—	—	102,854
Noncurrent liabilities held for sale — discontinued operations	—	—	1,849	—	—	1,849

Total liabilities and minority interest	138,859	352,903	224,004	67,400	89,571	872,737

Preferred stock — liquidation value of $120,000	115,800	—	—	—	—	115,800

Common Stockholders’ Equity
Common stock	142,070	—	73	32,458	(32,532)	142,069
Paid-in capital	617,085	150,218	1,949,997	1,173,391	(3,273,606)	617,085
Accumulated other comprehensive income (loss)	(37,305)	—	—	102,236	(128,411)	(63,480)
Retained earnings (accumulated deficit)	(444,317)	(105,965)	34,371	(178,330)	530,523	(163,718)

Total stockholders’ equity	277,533	44,253	1,984,441	1,129,755	(2,904,026)	531,956

Total liabilities and stockholders’ equity	$532,192	$397,156	$2,208,445	$1,197,155	$(2,814,455)	$1,520,493

Consolidating Statement of Operations for the three months ended September 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$285,538	$292,378	$—	$577,916
Other income	—	—	2,019	541	—	2,560

Total revenues	—	—	287,557	292,919	—	580,476

Cost and Expenses
Cost of sales	300	83	213,879	227,601	—	441,863
Selling, general and administrative expenses	564	(2,877)	31,692	(7,443)	—	21,936
Equity earnings of unconsolidated affiliates	—	—	(5,566)	—	—	(5,566)

Total cost and expenses	864	(2,794)	240,005	220,158	—	458,233

Income (loss) from operations	(864)	2,794	47,552	72,761	—	122,243
Interest income	—	1,251	1,519	1,939	—	4,709
Interest expense	(465)	(6,323)	(2)	(115)	—	(6,905)
Loss on early retirement of debt	—	—	—	—	—	—
Foreign currency gain (loss)	—	—	—	—	—	—

Income (loss) before income taxes and minority interest	(1,329)	(2,278)	49,069	74,585	—	120,047
Income tax (provision) benefit	596	(13,971)	(22,008)	(5,271)	—	(40,654)
Minority interest	—	(2,150)	(8,994)	—	—	(11,144)
Equity earnings of unconsolidated affiliates	55,113	73,512	—	2,202	(128,625)	2,202

Income from continuing operations — net of tax	54,380	55,113	18,067	71,516	(128,625)	70,451
Income (loss) from discontinued operations – net of tax	—	—	(16,071)	—	—	(16,071)

Net income (loss)	$54,380	$55,113	$1,996	$71,516	$(128,625)	$54,380

Consolidating Statement of Operations for the nine months ended September 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$846,618	$921,759	$—	$1,768,377
Other income	—	—	3,860	1,698	—	5,558

Total revenues	—	—	850,478	923,457	—	1,773,935

Cost and Expenses
Cost of sales	600	262	699,088	696,530	—	1,396,480
Selling, general and administrative expenses	1,516	(8,780)	37,486	36,965	—	67,187
Equity earnings of unconsolidated affiliates	—	—	(10,379)	—	—	(10,379)

Total cost and expenses	2,116	(8,518)	726,195	733,495	—	1,453,288

Income (loss) from operations	(2,116)	8,518	124,283	189,962	—	320,647
Interest income	—	2,521	5,077	3,480	—	11,078
Interest expense	(1,395)	(20,944)	(5)	(341)	—	(22,685)
Loss on early retirement of debt	—	(38,836)	—	—	—	(38,836)
Foreign currency gain (loss)	—	(1,886)	2	1,884	—	—

Income (loss) before income taxes and minority interest	(3,511)	(50,627)	129,357	194,985	—	270,204
Income tax (provision) benefit	1,499	(22,753)	(55,242)	(10,894)	—	(87,390)
Minority interest	—	(6,507)	(27,213)	—	—	(33,720)
Equity earnings of unconsolidated affiliates	134,256	214,143	—	2,202	(348,399)	2,202

Income from continuing operations — net of tax	132,244	134,256	46,902	186,293	(348,399)	151,296
Income (loss) from discontinued operations – net of tax	—	—	(19,052)	—	—	(19,052)

Net income (loss)	$132,244	$134,256	$27,850	$186,293	$(348,399)	$132,244

Consolidating Statement of Cash Flows for the nine months ended September 30, 2007:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$132,244	$134,256	$27,850	$186,293	$(348,399)	$132,244
Loss from discontinued operations	—	—	(19,052)	—	—	(19,052)

Income from continuing operations	132,244	134,256	46,902	186,293	(348,399)	151,296
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	35,724	45,333	(6,032)	75,025
Deferred income taxes	61,629	—	—	—	—	61,629
Minority interest in earnings	—	1,576	32,145	—	(1)	33,720
Distributions in excess of (less than) equity earnings	226,421	2,730	5,121	427,082	(656,233)	5,121
Equity earnings — GrowHow UK Limited	—	—	—	(2,202)	—	(2,202)
Non-cash loss on derivatives	176	—	—	—	—	176
Share-based compensation	16,838	—	—	—	—	16,838
Amortization of intangible and other assets	—	—	2,765	3,890	—	6,655
Non-cash loss on early retirement of debt	—	4,662	—	—	—	4,662
Change in operating assets and liabilities — continuing operations	(92,663)	(1,322)	11,028	90,104	7,098	14,245

Net cash flows from operating activities — continuing operations	344,645	141,902	133,685	750,500	(1,003,567)	367,165
Net cash flows from operating activities — discontinued operations	—	—	14,572	—	—	14,572

Net Cash Flows from Operating Activities	344,645	141,902	148,257	750,500	(1,003,567)	381,737

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(23,324)	(43,362)	7,577	(59,109)
Cash retained by GrowHow UK Limited	—	—	—	(17,249)	—	(17,249)

Net Cash Flows from Investing Activities — Continuing Operations	—	—	(23,324)	(60,611)	7,577	(76,358)
Net Cash Flows from Investing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	(23,324)	(60,611)	7,577	(76,358)

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Issuance of debt	—	330,000	—	—	—	330,000
Payments under borrowing arrangements	—	(331,300)	—	—	—	(331,300)
Payments for debt issuance costs	—	(6,403)	—	—	—	(6,403)
Preferred share dividends paid	(3,825)	—	—	—	—	(3,825)
Common stock issuances and vestings	89	—	—	—	—	89
Change in investments and advances from (to) affiliates	(253,484)	(191,390)	119,225	(202,539)	528,188	—
Payments under share repurchase program	(87,426)	—	—	—	—	(87,426)
Distributions to minority interests	—	—	(25,554)	—	—	(25,554)

Net Cash Flows from Financing Activities — Continuing Operations	(344,646)	(199,093)	93,671	(202,539)	528,188	(124,419)
Net Cash Flows from Financing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	(344,646)	(199,093)	93,671	(202,539)	528,188	(124,419)

Effect of Exchange Rate Changes on Cash	—	—	—	501	—	501

Increase (decrease) in Cash and Cash Equivalents	(1)	(57,191)	218,604	487,851	(467,802)	181,461
Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Year	$—	$43,545	$218,604	$566,133	$(467,804)	$360,478

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
Natural gas is the most significant raw material in the production of nitrogen products. In the 2008 third quarter, natural gas prices have been extremely volatile. These changes have a significant impact on our cost of production.
The following is an average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	September 30,	December 31,	March 31,	June 30,	September 30,
(in $per MMBtu)	2007	2007	2008	2008	2008
	$7.62	$7.81	$10.50	$13.22	$7.90
During the first and second quarters of 2008, natural gas prices increased significantly. Natural gas prices declined dramatically during the third quarter of 2008. Generally, as customers place advance orders we secure the prices for the natural gas required to produce the inventory to satisfy these orders.
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
During the second quarter of 2008, China imposed significant export tariffs on urea. Subsequent to this announcement, North American spot prices for nitrogen products significantly increased. During the third quarter of 2008, China imposed increased export tariffs on urea through December 31, 2008. During 2007, China was a major exporter of urea to North America. The introduction of the export tariffs in 2008 reduced the volume of exports to North America. If China reduces or eliminates the export tariffs on urea after December 31, 2008, significant volumes of exports from China may resume.

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
RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 2008 COMPARED WITH
QUARTER ENDED SEPTEMBER 30, 2007
Consolidated Results
We reported net income of $171.4 million for the 2008 third quarter compared with 2007 third quarter net income of $54.4 million. The net income increase is primarily due to higher sales prices as a result of increased demand for nitrogen products, specifically in the agricultural markets.

	Three months ended September 30,
	2008		2007
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price (1)	Volumes	Unit Price (1)
Ammonia (2)	392	$598	410	$308
UAN (32% basis) (3)	1,055	$349	974	$238
Urea	21	$432	24	$298
Ammonium nitrate (2)	172	$388	132	$248

(1)	After deducting outbound freight costs.

(2)	2007 ammonia and ammonium nitrate sales volumes and prices have been adjusted to exclude Terra’s UK operations for comparability to 2008 volumes and pricing.

(3)	The nitrogen content of UAN is 32% by weight.
Product revenues for the quarter ended September 30, 2008 increased $210.4 million, or 36%, compared with the same 2007 quarter, primarily due to higher sales prices for all nitrogen products and higher sales volumes of upgraded products. The price increase is due to improved demand for nitrogen products. The 2007 third quarter revenues included $108.1 million from the UK. The UK operations were contributed into the GrowHow UK Limited joint venture during the 2007 third quarter and its results are classified as non-operating equity earnings.
Operating income for the 2008 third quarter was $209.5 million, which was $87.3 million more than the $122.2 million income in the 2007 third quarter. The third quarter 2007 operating income includes $28.0 million from the former UK operations, excluding this amount, North America operating income increased $115.3 million. Higher third quarter sales prices contributed $296.7 million to the 2008 third quarter operating income. This increase was partially offset by increased costs of $176.4 million, primarily as a result of higher gas costs and increased costs relating to purchased product for resale. Natural gas costs, including the effects of forward price contracts, during the 2008 and 2007 third quarters, were $9.94 per MMBtu and $7.12 per MMBtu, respectively. The Donaldsonville, Louisiana ammonia plant incurred additional start up costs of $7.5 million due to the impact of hurricanes and mechanical issues. Increased equity earnings contributed $10.3 million to operating income.

Discontinued Operations
We have reported our Beaumont, Texas operations as discontinued operations for the periods ending September 30, 2008 and 2007. The Beaumont operations were included in our methanol segment in prior periods. In connection with reporting discontinued operations, we have determined that our methanol segment no longer meets the requirements of a reporting segment.
During the third quarter of 2007 we recorded an asset impairment charge of $39.0 million related to the Beaumont asset as well as the Methanex profit sharing revenue of $12.0 million.
Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2008 and 2007 amounts are directly related to TNCLP earnings and losses. During the first quarter of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. Our increased income allocation attributed to our General Partner interest was $10.5 million in the third quarter of 2008. The current quarter minority interest balance reflects the impact of these adjusted income allocations.
Equity Earnings of Unconsolidated Affiliates — GrowHow
We recorded income of $42.1 million from our U.K. joint venture in the third quarter of 2008 as compared to $2.2 million in 2007. The improved performance of the joint venture is due to a significant increase in product selling price and product volume due to market demand. The 2007 results only include the two-week period from formation of the joint venture on September 14, 2007 until September 30, 2007.
Income Taxes
Income taxes for the 2008 third quarter were recorded based on the estimated effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rates were 26.9% and 36.6% in the quarters ended September 30, 2008 and 2007, respectively. The decrease in 2008 rate of 9.7% was primarily due to income in foreign jurisdictions with lower statutory tax rates compared to the United States. In addition, we utilized federal and state tax credits of $13.2 million to reduce the estimated tax liability during 2008.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 2007
Consolidated Results
We reported net income of $476.3 million for the 2008 first nine months compared with 2007 first nine months net income of $132.2 million. The 2007 net income includes a $38.8 million ($24.6 million, net of taxes) charge for the early retirement of debt. The net income increase is primarily due to higher sales prices as a result of increased demand for nitrogen products, specifically in the agricultural markets.

	Nine-months ended September 30,
	2008		2007
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price (1)	Volumes	Unit Price (1)
Ammonia (2)	1,303	$532	1,245	$334
UAN (32% basis) (3)	3,072	$326	3,060	$218
Urea	75	$422	88	$305
Ammonium nitrate (2)	539	$339	499	$243

(1)	After deducting outbound freight costs.

(2)	2007 ammonia and ammonium nitrate sales volumes and prices have been adjusted to exclude Terra’s UK operations for comparability to 2008 volumes and pricing.

(3)	The nitrogen content of UAN is 32% by weight.
Product revenues for the nine months ended September 30, 2008 increased $430.0 million, or 24%, compared with the same 2007 nine months primarily due to higher sales prices for all nitrogen products. The price increase is due to improved demand for nitrogen products. The 2007 first nine months revenues included $319.1 million from the UK. The UK operations were contributed into the GrowHow UK Limited joint venture during the 2007 third quarter and its results are classified as non-operating equity earnings.
Operating income for the 2008 first nine months was $663.1 million which was $342.5 million more than the $320.6 million income in the 2007 first nine months. The first nine months of 2007 operating income includes $46.8 million of operating income from the former UK operations, excluding this amount, North America operating income increased $389.3 million. Higher nine month sales prices contributed $734.1 million to the 2008 first nine months operating income. This increase was partially offset by increased costs of $369.7 million, primarily as a result of higher gas costs and increased costs relating to purchased product for resale. Natural gas costs, including the effects of forward price contracts, during 2008 and 2007 first nine months, were $8.74 per MMBtu and $6.95 per MMBtu, respectively. Increased equity earnings contributed $35.3 million to the increase in operating income.
Discontinued Operations
We have reported our Beaumont, Texas operations as discontinued operations for the periods ending September 30, 2008 and 2007. The Beaumont operations were included in our methanol segment in prior periods. In connection with reporting discontinued operations, we have determined that our methanol segment no longer meets the requirements of a reporting segment.

Minority Interest
Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2008 and 2007 amounts are directly related to TNCLP earnings and losses. During the first nine months of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The current quarter minority interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $26.1 million in the first nine months of 2008.
Equity Earnings of Unconsolidated Affiliates — GrowHow UK Limited
We recorded income of $89.0 million from our U.K. joint venture in the first nine months of 2008 as compared to $2.2 million in 2007. The improved performance of the joint venture is due to a significant increase in price and volume due to market demand. The 2007 results only include the two-week period from formation of the joint venture on September 14, 2007 until September 30, 2007.
Income Taxes
Income taxes for the first nine months of 2008 were recorded based on the estimated annual effective tax rate for the individual jurisdictions in which Terra operates. The annual effective tax rates were 32.9% and 36.6% in the first nine months ended September 30, 2008 and 2007, respectively. The decrease in the effective rate is due primarily to gains in foreign jurisdictions that have a lower statutory rate than the U.S. In addition, we utilized federal and state tax credits of $13.2 million during the third quarter to reduce the estimated tax liability.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents, which included $195.0 million related to customer prepayments, totaled $680.7 million at September 30, 2008. Our primary uses of cash are to fund our working capital requirements, make payments on our debt and other obligations and fund plant turnarounds, dividends, capital expenditures and stock repurchases. The principal sources of these cash outlays are cash flow from operations, cash on hand and, to the extent necessary, borrowings under available bank facilities.
Net cash provided by continuing operations in the first nine months of 2008 was $196.0 million and net cash provided by discontinuing operations was $9.4 million. Cash from continuing operations was composed of $458.4 million of cash provided from operating activities, offset by $262.4 million to fund seasonal working capital requirements.
During the first nine months, we funded capital and plant turnaround purchases of $70.1 million primarily for replacement or sustaining capital needs. We received $27.4 million from GrowHow UK Limited for our contribution settlement from the joint venture. In April 2008 we announced plans to expand the upgrading capacity at our Woodward, Oklahoma nitrogen manufacturing facility. We expect the project to cost approximately $180 million and to be completed by the end of 2010.

In May 2008, the Board authorized the repurchase of a maximum 12,841,717 shares, approximately 14% of our then outstanding common stock, on the open market in private transactions or otherwise. During 2008, the repurchases under the stock buyback programs were:

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicly	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per Share	Programs	Plans or Programs
May 2008	189,150	$39.65	189,150	12,652,567
June 2008	—	—	189,150	12,652,567
July 2008	—	—	189,150	12,652,567
August 2008	772,180	45.91	961,330	11,880,387
September 2008	1,626,355	39.69	2,587,685	10,254,032
We paid dividends on the outstanding preferred shares of $3.8 million for the nine-month periods ending September 30, 2008 and 2007. We paid dividends on the outstanding common stock of $18.3 million for the nine-month period ending September 30, 2008. There were no common stock dividends paid in 2007.
During the third quarter of 2008, we negotiated with individual holders of the Series A Preferred Shares to induce conversion into our common stock. Holders of 117,900 Preferred shares converted the shares into 11.8 million shares of our common stock and received $5.2 million in cash as an inducement payment.
Distributions paid to the minority TNCLP common unit holders in the first nine months of 2008 and 2007 were $56.6 million and $25.6 million, respectively. TNCLP distributions are based on “Available Cash” as defined in the Partnership Agreement.
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
In conjunction with the bond refinancing, we amended the $200 million revolving credit facility to extend the expiration date to January 31, 2012. Borrowing availability under the credit facility is generally based on 100% eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million only available for the use of TNCLP, one of our consolidated subsidiaries. At September 30, 2008, there were no outstanding revolving credit borrowings and there were $6.6 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $193.4 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The credit facility also requires that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the credit facility) for the preceding four quarters.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2007 provides more information as to the types of practices and instruments used to manage risk. There were no material changes in our use of financial instruments during the quarter ended September 30, 2008.
The volume of natural gas hedged varies from time to time based on management’s judgment of market conditions, particularly natural gas prices and prices for nitrogen products. Management also considers our position related to forward fixed price sales contracts in determining the level of derivatives necessary. Contracts were in place at September 30, 2008 to cover approximately 36% of our natural gas requirements for the succeeding twelve months. Our ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by our bank agreement covenants.
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
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the third quarter of 2008 as compared to the risk factors identified in our 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
On May 6, 2008, the Board of Directors authorized us to repurchase up to 12,841,717 shares of our outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices, as determined appropriate by us. During the 2008 third quarter, we repurchased 2,398,535 shares under the stock buyback program. The remaining number of shares that we are authorized to repurchase is 10,254,032 at September 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
The following table provides information about share repurchases by the Company during 2008.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicity	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per share	Programs	Plans or Programs
May 2008	189,150	$39.65	189,150	12,652,567
June 2008	—	—	189,150	12,652,567
July 2008	—	—	189,150	12,652,567
August 2008	772,180	45.91	961,330	11,880,387
September 2008	1,626,355	39.69	2,587,685	10,254,032
On May 6, 2008, the Board authorized the repurchase of a maximum of 12,841,717 shares, approximately 14% of our then outstanding common stock on the open market. As of September 30, 2008, we have purchased a total of 2,587,685 shares, which resulted in 10,254,032 remaining shares we are authorized to repurchase by June 30, 2010. There were no repurchases in the 2008 first quarter.
The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Senior Vice President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: October 24, 2008	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Senior Vice President and Chief Financial Officer and a duly authorized signatory

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Senior Vice President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002