Form 10-K
period 2008-12-31
TERRA INDUSTRIES INC
filed 2009-02-27
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8520

Terra Industries Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1145429 (I.R.S. Employer Identification No.)

Terra Centre 600 Fourth Street P. O. Box 6000 Sioux City, Iowa (Address of principal executive offices)	51102-6000 (Zip Code) (712) 277-1340 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of accelerated filed and large accelerated filer in Rule 12b-2 of the Act). Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common shares, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,460,503,747.35.

The number of Common Shares, without par value, outstanding as of February 27, 2009 was 99,700,706.

Documents Incorporated by Reference

Certain portions of the proxy statement for the 2009 Annual Meeting of Stockholders of Terra Industries Inc. are incorporated by reference into Part III hereof. The proxy statement for the 2009 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2008 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	changes in financial markets,
•	general economic conditions within the agricultural industry,
•	competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs),
•	changes in product mix,
•	changes in the seasonality of demand patterns,
•	changes in weather conditions,
•	changes in environmental and other government regulation,
•	changes in agricultural regulations, and
•	other risks detailed in the section of this report entitled “Risk Factors”.

Additional information as to these factors can be found in the section entitled “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to our consolidated financial statements included as part of this report.

Part I

Item 1.   Business

Terra Industries Inc. together with its subsidiaries (Terra, we, our, or us) is a leading North American producer and marketer of nitrogen products, serving agricultural and industrial markets. In addition to manufacturing facilities at Port Neal, Iowa; Courtright, Ontario, Canada; Yazoo City, Mississippi; Donaldsonville, Louisiana and Woodward, Oklahoma, we own a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), which, through its subsidiary, Terra Nitrogen, Limited Partnership, operates our manufacturing facility at Verdigris, Oklahoma. We are the sole general partner and the majority limited partner of TNCLP. In addition, we own a 50% interest in Point Lisas Nitrogen Limited (Point Lisas), an ammonia production joint venture in the Republic of Trinidad and Tobago. We also own a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture with facilities located in the United Kingdom.

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

2008 Overview

In 2008, we delivered the best annual financial results in our long history, as the excellent global nitrogen market conditions from 2007 continued through the first three quarters of 2008. The broad-based economic decline impacted the nitrogen market during the fourth quarter of 2008, causing nitrogen product demand to decline, reducing product sales prices and curtailing product shipment. Although the unprecedented global economic challenges of the fourth quarter were a sharp contrast to the positive operating environment of the first three quarters, we still delivered impressive financial results for the fourth quarter 2008. To extrapolate on key initiatives and transactions that occurred during 2008, we have included a discussion of significant items below.

Woodward Expansion

We announced in May 2008 plans to expand the upgrading capacity at our Woodward, Oklahoma nitrogen manufacturing facility at an expected cost of approximately $180 million with a completion date targeted for the end of 2010. As a result of this project, UAN capacity at the facility should increase from 300,000 tons to 825,000 tons. The expansion project fits well with Terra’s strategy of focusing on higher value upgraded products.

Terra Environmental Technologies

Terra Environmental Technologies Inc. (TET), an indirect wholly owned subsidiary of Terra, continued implementation of its plan to service the vehicle diesel exhaust fluid (DEF) market. DEF is a 32.5% urea liquor solution used in diesel engine selective catalytic reduction (SCR) aftertreatment systems. The urea based SCR technology has been adopted by most of the light to heavy duty vehicle and engine manufacturers to comply with the 2010 emission standards as defined by the 1990 Amendments to the Clean Air Act. By doing so, TET expanded on its presence in the stationary market reducing nitrogen oxide (NOx) emissions from such facilities as power generating plants. TET announced in December execution of a Distribution Agreement with Brenntag, North America, Inc. (Brenntag) for the distribution of TET’s TerraCair® DEF product.

Joint Venture Operations

Our joint venture operations in North America and the United Kingdom delivered strong financial results in 2008. We recorded $95.6 million in equity earnings and received $88.7 million in cash consideration payments from GrowHow. We also recorded $56.2 million in equity earnings and received $72.8 million in cash distributions from our North American joint ventures in 2008.

Dividends and Stock Repurchases

In May 2008, we instituted a quarterly dividend of $.10 per common share. This decision reflects our desire to enhance shareholder value and our conviction that Terra’s long-term prospects are strong. We also extended and expanded our share repurchase program. The prior share repurchase program was scheduled to expire on June 30, 2008, and allowed for the repurchase of up to 10% (or approximately 9.5 million shares) of Terra’s outstanding common stock. The new program adopted by our Board of Directors in May 2008 allows for the repurchase of an additional 10 million shares and carries over the balance of 2.8 million unpurchased shares from the prior program, for a total authorization of approximately 12.8 million shares, representing 14% of Terra’s outstanding shares. The program authorized in May 2008 extends to June 30, 2010. In 2008, Terra repurchased a total of 5.4 million shares at a total cost of $157.5 million.

Pension Stability

During the first quarter of 2008, we decided to reallocate pension assets into a high-quality, long duration bond investment mix. With the economic downturn in the fourth quarter, this prudent decision has provided stability to our pension plans without significant cash contribution requirements. Our qualified defined benefit plans are fully funded at the end of 2008 and have assets of $285.3 million. Additionally, none of our pension assets are invested in illiquid asset classes.

Sale of Beaumont Facilities

On December 31, 2008, we closed on the sale of our Beaumont, Texas facility to Eastman Chemical Company (Eastman) pursuant to an agreement executed in 2007. For additional information regarding the sale of our Beaumont facility, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Discontinued Operations, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Business Strategy

We are a leading North American producer and marketer of wholesale nitrogen products, serving agricultural and industrial markets.

The principal customers for our North American nitrogen products are national agricultural retail chains, farm cooperatives, independent dealers and industrial customers. Agricultural customers generally use nitrogen products as fertilizer for crops. Industrial customers use nitrogen products to manufacture chemicals, plastics and other products such as acrylonitrile, polyurethanes, fibers, explosives and adhesives; to reduce NOx and other emissions from power plants; and in water treatment processes. Our facility in Yazoo City, Mississippi produces industrial grade ammonium nitrate (IGAN) prills (a form of dry pellet) and ammonium nitrate solution that are utilized as explosives in the mining industry as well as a raw material in the production of catalyst materials. We have a long term supply contract with one of our customers to provide IGAN products for a majority of the Yazoo City capacity.

Agricultural and industrial customers accounted for approximately 71% and 29% of our 2008 North American nitrogen product revenues respectively.

Financial information about our principal industry segment and geographic areas is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, Industry Segment Data, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Nitrogen Business

Overview

The principal forms of globally traded nitrogen fertilizer are ammonia and urea. AN is also traded in global markets. UAN is used principally in North America and Western Europe, and has only recently been traded in other international markets. UAN’s high water content and need for transportation in tankers can cause transportation costs per unit of nitrogen to be higher than for other forms of internationally traded nitrogen products.

The locations of our North American production facilities provide us a competitive advantage in serving agricultural customers in the Corn Belt and other major agricultural areas in the United States and Canada. The GrowHow facilities are able to competitively serve the entire British agricultural market. The Point Lisas ammonia production facility in Trinidad and Tobago serves U.S. and international nitrogen markets, benefiting from access to low-cost natural gas supplies.

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

Our Terra Environmental Technologies business provides products and services to customers using nitrogen products (primarily ammonia, aqua ammonia and liquid and dry urea) to reduce NOx emissions from various stationary sources, such as power plants, and other environmental processes such as water treatment plants, and also in the emerging DEF market.

Although the different nitrogen fertilizer products are interchangeable to some extent, each has its own characteristics which make one product or another preferable to the end-user. Our plants are designed to provide the fertilizer products preferred by end-users in the regions which they serve. These preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices, and the cost and availability of storage, handling and application equipment. Our nitrogen products and 2008 production are described in greater detail below.

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

In 2008, we produced approximately 3,171,000 tons of ammonia at our North American facilities. We are obligated by contract with Point Lisas to purchase one-half of the ammonia produced by Point Lisas through 2018 based on market indexed prices. In 2008, we purchased approximately 390,000 tons pursuant to our contract with Point Lisas. We sold a total of 1,669,000 tons of ammonia worldwide in 2008 and consumed approximately 2,016,000 tons of ammonia as a raw material to manufacture our other nitrogen products.

Urea Ammonium Nitrate Solutions (UAN)

UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not require refrigeration or pressurization for transportation or storage. UAN is produced by combining liquid urea, liquid ammonium nitrate and water. The nitrogen content of UAN ranges from 28% to 32% by weight. (Unless we state otherwise, all references to UAN assume a 32% nitrogen content.) Because of its high water content, UAN is relatively expensive to transport, making it largely a regionally distributed product.

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

We are the largest producer of UAN in North America. We produced approximately 3,703,000 tons of UAN at our North American facilities in 2008 and sold approximately 3,918,300 tons of UAN in 2008, primarily to U.S. fertilizer dealers and distributors.

Ammonium Nitrate (AN)

We are the largest manufacturer and marketer of agricultural-grade AN fertilizer in the U.S. and produce AN through GrowHow in the U.K. AN is produced by combining nitric acid and ammonia into a liquid form which is then converted to a solid, largely for fertilizer applications. The nitrogen content of AN is 34% by weight. AN is less subject to volatilization (evaporation) losses than other nitrogen products.

Due to its stability, AN is often the product of choice for pastures and no-till crops where fertilizer is spread upon the surface and is subject to evaporation losses.

During 2008, we produced approximately 310,000 tons of merchant ammonium nitrate solution (ANS) and 486,000 tons of agricultural grade AN (Amtratetm). We produced 190,000 tons IGAN, at our Yazoo City, Mississippi facility during 2008. During 2008, we sold approximately 489,800 tons of Amtratetm, 191,700 tons of IGAN, and 308,800 tons of ANS.

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

In 2008, we produced and sold approximately 250,000 tons of merchant urea and urea liquor; all of it at North American plants.

Nitric Acid

Nitric acid is made by oxidizing ammonia with air. The product is used as a raw material for other nitrogen products and by industrial customers to produce such products as nylon fibers, polyurethane foams and specialty fibers. In 2008, we produced approximately 2,110,000 tons of nitric acid. Approximately 35,000 of these tons were sold to industrial users and the remainder was used as a raw material for the production of our other nitrogen products.

Dinitrogen Tetroxide

Dinitrogen tetroxide is the propellant oxidizer used in various satellite, rocket and missile propulsion systems. It is also used by industrial customers in the manufacturing of pharmaceuticals. Dinitrogen tetroxide is produced by cooling and condensing a slipstream of process gas from a nitric acid plant containing various oxides of nitrogen. The recovered product is filtered and its composition adjusted to meet final product specifications. We manufactured approximately 262,300 pounds of the product in 2008.

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

The principal customers for our manufactured and imported nitrogen products fall into two broad categories—agricultural fertilizer customers and industrial customers. The agriculture customers consist of independent dealers, national retail chains, and cooperatives. These agricultural customers, in turn, sell product to dealers, farmers and other users. Industrial customers use nitrogen products as a feedstock for a variety of chemical processes, in the manufacture of pulp, paper, and fibers and to control NOx emissions from power plants and vehicle diesel engines. Our agricultural and most of our industrial customers are located primarily in the Gulf States, Midwestern plains and southern regions of the U.S. where our facilities are located. It is our objective to ship as much of our North American production as possible directly from our manufacturing facilities to our customers.

Distribution

Our Donaldsonville, Louisiana terminal has ready access to rail, truck and ammonia pipeline transportation and provides us with economical access to ocean-going vessel and barge transportation for imports of nitrogen products. The terminal includes two ammonia storage tanks, each with a capacity of 30,000 tons, and can receive ocean-going vessels carrying 50,000 tons or more of ammonia. During 2008, the terminal received and shipped approximately 700,000 and 786,000 tons of ammonia, respectively. During 2008, we received and shipped 409,000 and 375,000 tons of UAN, respectively.

To maintain our distribution capabilities, we lease terminal assets in Blytheville, Arkansas consisting of storage and supporting infrastructure for 40,000 tons of ammonia, 9,500 tons of UAN and 40,000 tons of urea. We have entered into a long-term agreement to exclusively lease certain of these terminal assets.

We own a 50% interest in the Houston Ammonia Terminal, located on the Houston Ship Channel near Pasadena, Texas. This terminal has two 15,000 ton ammonia storage tanks which provide ammonia to industrial customers in the area via a pipeline system capable of shipping approximately 1,000 tons per day. The terminal can also receive ocean-going vessels.

Transportation

We use several modes of transportation to distribute products to customers, including rail cars, common carrier trucks, barges and common carrier pipelines. Railcars are the major mode of transportation at our North American manufacturing facilities. At December 31, 2008, we had 3,048 railcars under lease. We own ten nitric acid railcars. In addition, we operate a common carrier that specializes in transporting all forms of nitrogen. We have three (3) barge tows for UAN and three (3) barge tows for ammonia under long-term charter. We use two separate pipeline transportation agreements to move ammonia to the Corn Belt from our facilities. The Magellan ammonia pipeline services Verdigris and Port Neal and the NuStar ammonia pipeline services Donaldsonville.

Nitrogen Industry Overview

The three major nutrients required for plant growth are phosphorous, mined as phosphate rock; potassium, mined as potash; and nitrogen, produced from natural gas. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. Nitrogen is an essential element for most organic compounds in plants because it promotes protein formation. Nitrogen is also a major component of chlorophyll, which helps promote green healthy growth and high crop yields. There are no known substitutes for nitrogen fertilizers in the cultivation of high-yield crops. These three nutrients occur naturally in the soil to a certain extent, but must be replaced because crops remove them from the soil. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of nitrogen absorption by crops and its tendency to escape from the soil by evaporation or leaching. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-by-year, per-acre-planted basis than is demand for phosphate or potash fertilizer.

The major nitrogen consuming crops in North America are corn and wheat and in the United Kingdom, wheat. Certain crops, such as soybeans and other legumes, can better absorb atmospheric nitrogen and do not require nitrogen fertilizers.

Demand

Global demand for fertilizers generally grows at predictable rates that tend to correspond to growth in grain production. Global fertilizer demand is driven in the long-term primarily by population growth, increases in disposable income and associated improvements in diet. Short-term demand depends on world economic growth rates and factors creating temporary imbalances in supply and demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention, such as changes in the buying patterns of China or India. Grain consumption has historically grown at approximately 1.2% per year. According to the International Fertilizer Industry Association, over the last 45 years global fertilizer demand has grown 3.7% annually and global nitrogen fertilizer demand has grown at a faster rate of 4.8% annually. During that period, North American nitrogen fertilizer demand has grown 3.3% annually.

Supply

Over the past seven years, global ammonia capacity has remained relatively flat, growing at an average of approximately 2% per year. This result was attributable principally to the combination of new project capacity being offset by permanent plant closings in the U.S. and in Europe. As global operating rates and prices have risen, so have plans for new capacity.

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

Imports account for a significant portion of U.S. nitrogen product supply. Producers from the former Soviet Union, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions close to the point of entry for imports, primarily the Gulf coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these ports. According to Fertecon, a leading fertilizer industry publication, world ammonia imports grew from 17.0 million tons in 2000 to 20.9 million tons by 2007 due to the exceptional increase in gas prices in the U.S. and Europe during this period and the consequent closure of U.S. capacity.

Outlook

As of October 2008, Fertecon forecasts that global nitrogen fertilizer demand is expected to rise by around 2% per year from 2005 to 2015, increasing by 25 million tons or close to 25% over the period. In North America, nitrogen fertilizer consumption is expected to increase in the period from 2005 to 2015 from 14 million tons to 16 million tons, a 15% increase.

The continued growth in demand for nitrogen products has helped stabilize global ammonia capacity utilization rates, which averaged 83.5% between 2006 and 2007. According to Fertecon, global ammonia utilization rates are forecasted to remain in the low-80’s through 2015. North American ammonia utilization rates are forecast to remain stable at 89% through 2015.

To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next nine years. According to Fertecon, global ammonia capacity is forecast to increase by 23.4 million tons by 2015, a total increase of 17%. This projected capacity increase excludes Chinese plants as any new volumes in China are not expected to reach global markets. There are a number of new capacity projects expected or underway in gas advantaged regions; however, increased construction costs and changes in market dynamics have delayed a number of such projects.

World trade in ammonia is expected to increase by 1.8 million tons or 8% in the period to 2015, according to Fertecon, representing more modest growth than seen from 2000 to 2005. Fertecon projects that higher gas costs for Russian and Ukrainian exporters and the lower relative gas price outlook for the U.S. would appear to support continued operating rates at the remaining U.S. ammonia capacity, limiting the near-term growth in ammonia imports.

Global grain inventories are currently at levels significantly below the ten-year average, and corn prices, which have been volatile in recent months, stand at $3.40 per bushel as of February 20, 2009 versus $4.98 per bushel one year prior. Both of these factors influence the outlook for demand for our products.

The emergence of ethanol as an alternative energy source has the potential to drive incremental fertilizer demand. Corn, the primary feedstock for U.S. ethanol production, represents approximately 40% of fertilizer demand in North America. New ethanol capacity is increasing demand for corn and, according to Fertecon, is expected to contribute to a forecasted 21 million hectare increase in planted corn area in the world by 2030. The amount of corn used in the U.S. for ethanol production has more than doubled in the last five years. In 2007-2008, approximately 3.0 billion bushels of corn were used for ethanol production. According to the USDA, a 22% increase is forecast for the current 2008-2009 crop year, bringing the total bushels used for ethanol to 3.7 billion. This number is projected to rise to almost 4.0 billion bushels by 2009-2010, equivalent to approximately 30% of the U.S. corn crop.

The 1990 Amendments to the Clean Air Act increasingly require companies that combust fossil fuels to reduce their emissions. Reduction of oxides of both nitrogen and sulfur are accomplished with Selective Catalytic Reduction (SCR) and wet scrubbing technologies. Environmental control devices using ammonia or ammonia based compounds, across a broad range of applications from coal based generation to diesel engines, are very effective in meeting emissions targets. Further, TET is establishing an infrastructure to serve the diesel engine transportation market. We believe these new and emerging markets may increase North American demand for ammonia by up to 1.0 million tons by 2010.

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

Raw Materials

The principal raw material used to produce manufactured nitrogen products is natural gas.

How Natural Gas Gets to Terra’s Facilities

		2008 Average Basis
Facility	Mode of Transportation	Difference From Henry Hub

Courtright, Ontario	Purchased from local utility distribution company, through open access	0.26
Donaldsonville, Louisiana	Four intrastate pipelines	—
Port Neal, Iowa	Interstate, open-access pipelines	(1.31)
Verdigris, Oklahoma*	Intrastate pipelines	(1.70)
Woodward, Oklahoma*	Interstate and intrastate pipelines	(1.70)
Yazoo City, Mississippi	Three interstate pipelines and one intrastate pipeline	0.04

*	The intrastate pipelines serving Woodward and Verdigris are not open-access carriers, but are nonetheless part of a regional system which allows receipt from other major Oklahoma sources. We also have limited access to out-of-state natural gas supplies for these facilities.

Natural gas costs in 2008 accounted for approximately 50% of our total costs and expenses. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on our business, financial condition and results. We believe there will be a sufficient supply of natural gas for the foreseeable future and we will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand season. We use a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas supply.

We use derivative instruments to hedge a portion of our natural gas purchases. Our policy is designed to hedge exposure to natural gas price fluctuations for production required for estimated forward product sales commitments. We hedge natural gas prices through the use of supply contracts, financial derivatives and other instruments.

The settlement dates of forward-pricing contracts coincide with gas purchase dates as well as shipment periods on forward committed sales. Forward-pricing contracts are based on a specified price referenced to spot market prices or appropriate New York Mercantile Exchange (NYMEX) futures contract prices.

Point Lisas has a contract through 2018 to purchase natural gas from the National Gas Company of Trinidad and Tobago. The joint venture’s cost of natural gas has historically been significantly lower than U.S. natural gas costs, which historically has resulted in the joint venture being substantially more profitable than comparable North American ammonia only facilities.

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

Our domestic competitors in the nitrogen fertilizer markets are primarily other independent fertilizer companies. Nitrogen fertilizers imported into the U.S. compete with domestically produced nitrogen fertilizers, including those we produce. Imports of nitrogen products represent approximately 56% of nitrogen used in North America. Some foreign competitors in countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future in countries with favored natural gas costs.

Credit

Our credit terms are generally 15-30 days, but may be extended for longer periods during certain sales seasons, consistent with industry practices.

Environmental and Other Regulatory Matters

Our U.S. operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous or solid wastes and water quality. Our operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. All of our facilities require operating permits that are subject to review by governmental agencies. We are also involved in the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We take precautions to reduce the likelihood of accidents involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or analogous laws for all or part of the costs of such investigation and remediation, and damages to natural resources.

The State of Arizona designated Inspiration Consolidated Copper Company (ICCCo), one of our subsidiaries that disposed of its assets in a 1988 asset sale agreement (1988 Asset Sale Agreement) and no longer operates a business, as one of several potentially responsible parties (PRP) under the state Superfund law at the Pinal Creek Drainage Basin Site (Pinal Site) in Globe/Miami, Arizona. The Pinal Site generally consists of two separate properties, each a copper mining and production facility, one of which had been owned by ICCCo. The PRP designation was based upon ICCCo’s prior ownership and operation of one of the Pinal Site properties. Under state and federal Superfund laws, all PRPs may be jointly and severally liable for the costs of investigation and/or remediation of an environmentally impaired site regardless of fault or the legality of original disposals. The Pinal Site is the subject of ongoing investigation and cleanup to address groundwater releases of acidic metal-bearing solutions from past copper mining and production facilities. The remedial actions are governed by a 1997 consent decree (1997 Consent Decree) between the Arizona Department of Environmental Quality and the two current owners/operators of the copper mining and production facilities (one of whom is the successor to ICCCo’s buyer), both of whom the State also designated as PRPs, and ICCCo (collectively, the Group).

The two current owners/operators of the copper mining and production facilities have been jointly financing and performing the investigation and remediation work since the late 1980’s. ICCCo has been and will be indemnified by its buyer and the buyer’s successor for its share of the common costs under the terms of the 1988 Asset Sale Agreement and a subsequent April 2005 settlement agreement. The April 2005 settlement agreement further confirmed and documented that the buyer’s successor will indemnify ICCCo for its share of all past and future costs arising out of the 1997 Consent Decree, judicially determined claims against ICCCo arising out of the cost recovery suit discussed below, and ICCCo’s share of common counsel legal fees in conjunction with all these matters, as well as other matters described in the 1988 Asset Sale Agreement.

In 1991, the Group filed a cost recovery action against other former owners and operators of the two properties constituting the Pinal Site. A substantial portion of this litigation has been settled and resolved. The one principal unresolved issue is the allocation of liability between the two current owners/operators of the two copper mining and production facilities. As noted above, ICCCo is no longer actively involved in the cost recovery litigation since it is fully indemnified by the buyer’s successor under the terms of the April 2005 settlement agreement. More than a decade ago, residents in an area of the Pinal Site brought a class action lawsuit against the Group seeking property damages and medical monitoring for potential personal injuries allegedly related to the acidic, metal-bearing groundwater. The class action lawsuit was settled in September 2000, although plaintiffs reserved the right to assert personal injury claims individually. Pursuant to the terms of certain environmental indemnity provisions of the 1988 Asset Sale Agreement, ICCCo paid 50% of the September 2000 settlement agreement costs allocated to the former ICCCo copper mining and production facility. After consideration of such factors as the number of PRPs and the levels of financial responsibility, including the ongoing litigation and contractual indemnities, we believe our liability with respect to these matters will not be material.

We retained a small number (less than 10%) of our retail locations after the sale of our distribution business in 1999. Some of these locations are now, or are expected in the future to be, the subject of environmental clean-up activities for which we have retained liability. We do not believe that those environmental costs and liabilities will have a material effect on our results of operations, financial position or net cash flows. As of December 31, 2008, there were four remaining retail locations with which we were engaged in some level of environmental clean-up activities and/or monitoring. The total net cost associated with the former retail locations in 2009 and beyond (including environmental expenditures and proceeds from voluntary clean-up reimbursements and sale of properties) is not expected to exceed $0.5 million.

With respect to the Verdigris, Oklahoma facility, Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the facility) retains liability for certain environmental matters. We retained certain liability for the pre-closing environmental condition of the Billingham and Severnside, England facilities in conjunction with the establishment of GrowHow joint venture in 2007. After ceasing production at the Severnside England facility on January 31, 2008, we commenced dismantling the facility and remediation of the site. Pursuant to the agreement with Kemira GrowHow Oyj (Kemira), our GrowHow partner, we are responsible for any remediation costs required to prepare the Severnside site for disposal. We anticipate remediation costs to be approximately $5.0 million to $10.0 million. We have an option to purchase the Severnside land for a nominal amount at any time prior to sale. If we elect not to exercise this option, we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land would exceed the total cost of reclamation of the site.

We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities, such as our nitric acid facilities, to comply with applicable environmental requirements. Our capital expenditures related to environmental control in 2008, 2007 and 2006 were approximately $5.3 million, $2.5 million and $1.2 million, respectively. Projected environmental capital expenditures are $19.2 million for 2009, $7.7 million for 2010 and $3.9 million for 2011.

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

Employees

We had 938 full-time employees at December 31, 2008.

Available Information

Terra was incorporated in Maryland in 1978 and is subject to the reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be obtained from the SEC through the following site:

Office of Public Reference
100 F Street, NE
Room 1580
Washington, D.C. 20549-0102

Phone: (800) SEC-0330
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

We also make available, free of charge on our Web site, the charters of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, as well as the Corporate Governance Guidelines of our Board of Directors (the Board) and our Code of Ethics and Standards of Business Conduct (including any amendment to, or waiver from, a provision of our Code of Ethics and Standards of Business Conduct) adopted by our Board. These documents are posted on our Web site at www.terraindustries.com.

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

The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2008 comprised about 50% of total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. We have previously idled one or more of our plants in response to high natural gas prices and may do so again in the future. A significant portion of our competitors’ global nitrogen production occurs at facilities with access to fixed-priced and/or product related natural gas supplies, similar to our gas supply contract in Trinidad. The natural gas costs for these competitors’ facilities have been and likely will continue to be substantially lower than our costs.

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

In an effort to manage financial exposure related to commodity price and market fluctuations, we have entered into contracts to hedge certain risks associated with our business, its assets and operations. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist. We may not be able to successfully manage all credit risk and as such, future cash flows could be impacted by counterparty default.

We are substantially dependent on our manufacturing facilities, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

Our manufacturing operations may be subject to significant interruption if one or more of our facilities were to experience a major accident, equipment failure or were damaged by severe weather or other natural disaster. In addition, our operations are subject to hazards inherent in chemical manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. For example, an explosion at our Port Neal, Iowa facility in 1994 required us to rebuild nearly the entire facility, and a June 1, 2006 explosion shut down the ammonia production plant in Billingham, England until repairs were completed in August 2006. In addition, approximately four weeks of unplanned outages at our Point Lisas Nitrogen facility during the 2006 third quarter to repair failing heat exchangers were only partly successful and the plant operated at about 80% of capacity until replacement exchangers were installed during a scheduled turnaround in early 2007. Also, a mechanical outage at the Courtright, Ontario facility in April 2001 required us to shut down that facility for approximately two months. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs.

We may be adversely affected by environmental laws or regulations to which we may be subject.

Our U.S., Canadian and U.K. operations and properties are subject to various federal, state and local environmental, safety and health laws and regulations, including laws relating to air quality, hazardous and solid materials and wastes, water quality, investigation and remediation of contamination, transportation and worker health and safety. We could incur substantial costs, including capital expenditures for equipment upgrades, fines and penalties and third-party claims for damages, as a result of compliance with, violations of or liabilities under environmental laws and regulations. We are also involved in the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. If such materials have been or are disposed of or released at sites that require investigation and/or remediation, Terra may be responsible under CERCLA, or analogous laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.

We have liability as a “potentially responsible party” at certain sites under certain environmental remediation laws, and have also been subject to related claims by private parties alleging property damage and possible personal injury arising from contamination relating to active as well as discontinued operations. We may be subject to additional liability or additional claims in the future. Some of these matters may require expenditure of significant amounts for investigation and/or cleanup or other costs.

We may be required to install additional pollution control equipment at certain facilities in order to maintain compliance with applicable environmental requirements.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. We may be required to install additional air and water quality control equipment, such as low emission burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of our facilities in order to comply with applicable environmental requirements. Such investments would reduce income from future operations. Present and future environmental laws and regulations applicable to operations, more vigorous enforcement policies and discovery of unknown conditions may require substantial expenditures and may have a material adverse effect on results of operations, financial position or net cash flows.

Government regulation and agricultural policy may reduce the demand for our products.

Existing and future government regulations and laws may reduce the demand for our products. Existing and future agricultural and/or environmental laws and regulations may impact the amounts and locations of fertilizer application and may lead to decreases in the quantity of nitrogen fertilizer applied to crops. Changes in U.S. energy policies may affect the demand for our nitrogen products. Any such decrease in the demand for fertilizer products could result in lower unit sales and lower selling prices for nitrogen fertilizer products. U.S. and E.U. governmental policies affecting the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices could also affect the demand and selling prices of our products. In addition, we manufacture and sell ammonium nitrate (AN) in the U.S., and in the U.K. through our GrowHow joint venture. Ammonium nitrate can be used as an explosive and was used in the Oklahoma City bombing in April 1995. It is possible that either the U.S. or U.K. governments could impose limitations on the use, sale or distribution of AN, thereby limiting our ability to manufacture or sell this product.

We are subject to risks associated with international operations.

Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the U.S.; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2008, we derived approximately 19% of our net sales from outside of the U.S. Terra’s business operations include a 50% interest in an ammonia production joint venture in the Republic of Trinidad and Tobago and a 50% interest in a U.K. joint venture for the production of ammonia, and a 50% interest in an ammonia shipping joint venture that provides transportation of ammonia from the Trinidad facility to the U.S. and other world markets.

Our business may be adversely impacted by our leverage, which may require the use of a substantial portion of excess cash flow to service debt and may limit our access to additional capital.

Our debt could have important consequences on our business. For example, it could (i) increase our vulnerability to adverse economic and industry conditions by limiting flexibility in reacting to changes in the business industry, (ii) reduce our cash flow available to fund working capital, capital expenditures and other general corporate purposes, (iii) place us at a competitive disadvantage compared to competitors that have less leverage and (iv) limit our ability to borrow additional funds and increase the cost of funds that we can borrow. We may not be able to reduce financial leverage when we choose to do so, and may not be able to raise capital to fund growth opportunities.

We may be unable to refinance our debt upon a change of control.

In the event that we experience a “change of control” (as defined in our bond indenture and the instruments governing our Series A Cumulative Convertible Perpetual Preferred Shares (Series A Preferred Shares)), we may need to refinance large amounts of debt. If a change of control occurs, we must offer to buy back the notes under our indenture governing the 7% senior notes due 2017 and the Series A Preferred Shares for a price equal to 101% of the notes’ principal amount or 100% of the liquidation value of the Series A Preferred Shares, as applicable, plus any interest or dividends which have accrued and remain unpaid as of the repurchase date. There can be no assurance that there will be sufficient funds available for any repurchases that could be required by a change of control.

Additionally, under our revolving credit facilities, a change of control will occur if, among other such things, an individual or group acquires more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the credit facilities. If such change of control was to occur, we may not have the ability to replace our current revolving credit facility on terms equal to or more favorable than current terms.

CF’s exchange offer to purchase all of our outstanding common stock may be disruptive to our business and threatens to adversely affect the Company’s operations and results.

On February 23, 2009, CF Industries Holdings, Inc. commenced an exchange offer to purchase all of our outstanding common stock (the CF Offer). The CF Offer expires on May 15, 2009. The uncertainty regarding the outcome of the CF Offer may disrupt our business which could result in an adverse effect on our operating results.

Responding to the CF Offer has been, and may continue to be, a distraction for our management and employees and has required and may continue to require us to incur significant costs. Management and employee distraction related to the CF Offer also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Terra’s North American manufacturing facilities and its joint venture manufacturing facilities, in which Terra owns a 50% interest, are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the nitrogen products manufacturing facilities was approximately 100%, 98% and 83% in 2008, 2007 and 2006, respectively.

Terra owns all of its manufacturing facilities, unless otherwise indicated below.

Our facilities have the following production capacities:

North America

	Annual Capacity[1]
Location	Ammonia[2]	UAN[3]	AN4		Urea[5]	Methanol[6]

Donaldsonville, Louisiana[7]	500,000	—	—		—	—
Port Neal, Iowa	370,000	735,000	—		60,000	—
Verdigris, Oklahoma	1,050,000	1,925,000	—		—	—
Woodward, Oklahoma[8]	440,000	297,500	—		25,000	40,000,000
Yazoo City, Mississippi[9]	500,000	525,000	775,000	[10]	20,000	—
Courtright, Ontario	480,000	350,000	—		175,000	—

Total	3,340,000	3,832,500	775,000		280,000	40,000,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns.
2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
3.	Measured in tons of UAN containing 32% nitrogen by weight.
4.	Measured in tons.
5.	Urea is sold as urea liquor from the Port Neal, Woodward and Yazoo City facilities and as either granular urea or urea liquor from the Courtright facility. Production capacities shown are for urea sold in tons.
6.	Measured in gallons.

7.	The Donaldsonville facility’s manufacturing capacity consists of a single ammonia plant. This plant was mothballed in January 2005, and was restarted September 2008.

8.	Woodward’s plant capacity depends on product mix (ammonia/methanol).
9.	The Yazoo City facility also produces merchant nitric acid; sales for the twelve months ended December 31, 2008 were 20,700 product tons.
10.	Terra’s full AN capacity at Yazoo City is 835,000 tons, however such production would limit Yazoo City’s UAN production to approximately 450,000 tons and increase urea production to 45,000 tons. The plant has the ability to produce both agricultural grade AN and industrial grade AN (IGAN).

Donaldsonville, Louisiana. The Donaldsonville facility is located on approximately 766 acres fronting the Mississippi River and, in 2004, included two ammonia plants, a urea plant and two melamine crystal production plants. During 2006 all of these plants, except for one ammonia plant, were decommissioned and sold for parts or scrap. The remaining ammonia plant which had been idled was restarted in the third quarter of 2008. The facility contains a deep-water port facility on the Mississippi River, allowing for barge transportation and making Donaldsonville one of the northernmost points on the river capable of receiving economical ocean-going vessels.

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

Yazoo City, Mississippi. The Yazoo City facility is located on approximately 2,240 acres in Yazoo County, Mississippi with approximately 60 acres of such land subject to a long-term lease with Yazoo County. The facility includes one ammonia plant, four nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility.

Courtright, Ontario, Canada. The Courtright facility is located on 700 acres south of Sarnia, Ontario near the St. Clair River. The facility consists of one ammonia plant, a UAN plant, a nitric acid plant and one urea plant.

Joint Ventures

	Annual Capacity[1]
Location			Fertilizer
	Ammonia[2]	AN3	Compounds

Ince, U.K.[3]	201,000	343,000	340,000
Billingham, U.K.[3]	225,000	260,000
Point Lisas, Trinidad and Tobago[4]	360,000	—	—

Total	786,000	603,000	340,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns.
2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
3.	Represents Terra’s 50% interest in capacity of facilities owned by GrowHow, a 50/50 joint venture between Terra and Kemira GrowHow Oyj established in September 2007.
4.	Represents Terra’s 50% interest in the Point Lisas plant capacity.

Billingham, U.K. The Billingham facility, located in the Teesside chemical area, is geographically split among three separate areas: the main site contains an ammonia plant, three nitric acid plants and a carbon dioxide plant; the Portrack site approximately two miles away contains an AN fertilizer plant; and the north Tees site approximately five miles away has ammonia storage which GrowHow operates under a 99-year lease with a third-party and import/export facility that GrowHow uses under license from the Crown and under an agreement with a third-party operator. The Billingham facility is owned by GrowHow.

Ince, U.K. The Ince facility is located in northwestern England and is owned by GrowHow. The facility consists of one ammonia plant, three nitric acid plants, an AN plant and three fertilizer compound plants.

Point Lisas, Trinidad. The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned by a 50/50 joint venture with KNC Trinidad Limited. This facility has the capacity to produce annually 720,000 tons of ammonia from natural gas supplied under contract with the National Gas Company of Trinidad and Tobago.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

Executive Officers of Terra

The following sets forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer’s business experience during the past five years:

Present positions and offices with the Company
Name	and principal occupations during the past five years

Michael L. Bennett	President and Chief Executive Officer of Terra since April 2001; President of Terra Nitrogen GP Inc. (TNGP) (or its predecessor), the General Partner of TNCLP, since June 1998; Chairman of the Board of TNGP (or its predecessor) since 2002. Age 55
Daniel D. Greenwell	Senior Vice President and Chief Financial Officer of Terra since July 2007; Vice President, Controller of Terra from April 2005 to July 2007; Director of TNGP, the General Partner of TNCLP, since March 2008; Vice President and Chief Financial Officer of TNGP since February 2008; Vice President and Chief Accounting Officer of TNGP from April 2006 to February 2008; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer of Zoltek Companies Inc. from 1996 to 2002. Age 46
Joseph D. Giesler	Senior Vice President, Commercial Operations of Terra since December 2004; Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002; Vice President of TNGP, the General Partner of TNCLP, since April 2006. Age 50
Douglas M. Stone	Senior Vice President, Sales and Marketing since September 2007; Vice President, Corporate Development and Strategic Planning from 2006 to September 2007; Director, Industrial Sales from 2003 to 2006; Manager, Methanol and Industrial Nitrogen from 2000 to 2003. Age 43
Edward J. Dillon	Vice President and Controller of Terra since November 2008. In 1998, he joined the General Electric Company and served in numerous roles including Finance Manager for the National Broadcasting Company in New York City, progressing to Global Controller for the Consumer & Industrial segment in Louisville, Kentucky. He joined INVISTA, a subsidiary of Koch Industries, Inc. (KII) in 2005 in Wichita as Director of Corporate Finance and in 2007, moved to KII Corporation as Finance Director. Age 41
Joe A. Ewing	Vice President, Investor Relations and Human Resources of Terra since December 2004; Vice President, Human Resources of Mississippi Chemical Corporation from April 2003 to December 2004; Vice President, Marketing and Distribution of Mississippi Chemical Corporation from 1999 to April 2003. Age 58

Present positions and offices with the Company
Name	and principal occupations during the past five years

John W. Huey	Vice President, General Counsel and Corporate Secretary of Terra since October 2006; Vice President, General Counsel and Corporate Secretary of TNGP, the General Partner of TNCLP, since October 2006; Counsel with Shughart Thomson & Kilroy, P.C. from 2005-2006; Attorney with Butler Manufacturing Company from 1978 to 2004, Vice President of Administration from 1993 to 1998, Vice President, General Counsel and Corporate Secretary from 1998 to 2004. Age 61
Geoffrey J. Obeney	Vice President, Information Technology of Terra since February of 2008. Interim CEO of Spirit Computing Ltd from November 2005 to January 2008; CIO of SEI LLC, a start-up company from October 2004 to October 2005. Age 51
Richard S. Sanders Jr.	Vice President, Manufacturing of Terra since August 2003; Vice President, Manufacturing of TNGP (or its predecessor), the General Partner of TNCLP, since October 2003; Plant Manager, Verdigris, Oklahoma manufacturing facility from 1995 to August 2003. Age 51
Earl B. Smith	Vice President, Business Development of Terra since March 2008; Registered Financial Advisor with UBS from 2006 to 2008. Various positions with Vulcan Materials Company from 1982 to 2005, serving last a Global Business Manager from 2003 to 2005. Age 48

Except for any employment described above with TNGP (or its predecessor), the General Partner of TNCLP, which is an indirect subsidiary of Terra, no occupation carried on by any executive officer of Terra during the past five years as described above was carried on with any corporation or organization that is a parent, subsidiary or other affiliate of Terra. There are no family relationships among the executive officers and directors of Terra or arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was selected as such. Officers of Terra are elected annually to serve until their respective successors are elected and qualified.

Part II

Item 5.	Market for Terra’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Terra’s common shares are traded on the New York Stock Exchange (NYSE) under the symbol “TRA”. Set forth below are the high and low sales prices of Terra’s common shares during each quarter specified as reported on the NYSE.

(per-share data and stock prices)	March 31	June 30	Sept. 30	Dec. 31

2008
Common Share Price:
High	$53.48	$56.25	$57.64	$30.00
Low	33.80	33.85	25.85	11.21
2007
Common Share Price:
High	$18.93	$25.90	$32.25	$51.15
Low	11.08	17.01	17.69	27.13

As of February 27, 2009 there were approximately 5,683 record holders of Terra’s common stock.

On May 6, 2008 Terra’s Board of Directors declared a dividend of $0.10 per share for every share of the Company’s common stock outstanding on May 19, 2008, payable on June 3, 2008. Subsequent dividends of $0.10 per share for each share of the Company’s common stock were declared on July 16, 2008 for shares of the Company’s common stock outstanding on August 25, 2008, payable on September 12, 2008, and declared on October 15, 2008 for shares of the Company’s common stock outstanding on November 24, 2008, payable on December 12, 2008, and declared on February 10, 2009, for shares of the Company’s common stock outstanding on March 18, 2009, payable on April 7, 2009. No dividends were declared or paid during 2007. Future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, approval from our Board of Directors and other factors.

Performance Graph

A comparative performance graph is to be included with our annual report to security holders that accompanies or precedes a proxy or information statement relating to an annual meeting of security holders at which directors are to be elected. A line-graph presentation is required, comparing cumulative, indexed, five-year stockholder returns on specified, hypothetical investments. These investments must include the S&P 500 Stock Index and either a nationally recognized industry standard or an index of peer companies selected by Terra.

The “Annual Return Percentage” table below illustrates the annual returns realized in each of the years from 2004 through 2008 on hypothetical investments in Terra, the S&P 500 Stock Index and Terra’s industry peer group.

Annual Return Percentage
	Year Ending December 31,
Company Name/Index	2004	2005	2006	2007	2008

Terra Industries Inc.	168.28%	(36.94)%	113.93%	298.66%	(64.71)%

S&P 500 Stock Index	10.88%	4.91%	15.79%	5.49%	(37.00)%

Industry Peer Group	64.94%	(3.98)%	44.53%	167.19%	(56.89)

The “Indexed Annual Returns” table assumes three investments of $100 at the close of the last trading day in 2003, and follows these investments through the subsequent five years. The three investments are in Terra common shares, the S&P 500 Stock Index, and Terra’s industry peer group.

Indexed Annual Returns on Hypothetical $100 Investment
	Year Ending December 31,
Company Name/Index	2004	2005	2006	2007	2008

Terra Industries Inc.	$268.28	$169.18	$361.93	$1,442.90	$509.22

S&P 500 Stock Index	$110.88	$116.33	$134.70	$142.10	$89.52

Industry Peer Group	$164.94	$158.37	$228.88	$611.55	$263.63

Terra has for some years chosen to use a self-selected industry peer group. In the graph and table above, companies in Terra’s self-selected industry peer group manufacture commodity chemicals (including chemicals other than nitrogen products and methanol) and have market caps similar to Terra’s. The current peer group consists of the following companies: Agrium, Inc., Celanese AG, CF Industries Holdings, Inc., Cytec Industries, Inc., Georgia Gulf Corporation, Huntsman Chemical, Methanex Corporation, Millennium Chemicals Inc., Mosaic, NOVA Chemicals Corp., Potash Corporation of Saskatchewan Inc., TNCLP, and Yara International ASA.

Company Purchases of Equity Securities

On May 6, 2008, the Board of Directors authorized us to repurchase a maximum of 12,841,717 shares of our outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices as determined appropriate by us. During 2008, we repurchased 5,393,055 common shares at an average per share price of $29.20. The remaining number of common shares that we are authorized to repurchase is 7,448,662 at December 31, 2008.

The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

The following table provides information about share repurchases by us during 2008.

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicly	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per Share	Programs	Plans or Programs

May 2008	189,150	$39.65	189,150	12,652,567
August 2008	772,180	45.91	961,330	11,880,387
September 2008	1,626,355	39.69	2,587,685	10,254,032
October 2008	200,000	21.90	2,787,685	10,054,032
November 2008	2,605,370	17.51	5,393,055	7,448,662

The calculation of the average price paid per share does not include the effect for any fees, commissions or other costs associated with the repurchase of such shares.

On August 20, 2008, our Board of Directors authorized us to make cash payments to holders of our 4.25% Series A Cumulative Convertible Perpetual Preferred Shares (Series A Preferred Shares), a total of which 120,000 shares were then outstanding, in order to induce such holders of Series A Preferred Shares to convert such Series A Preferred Shares to common stock of the Company. As a result of such action, a total of 118,400 Series A Preferred Shares were converted into 11,887,550 shares of the Company’s common stock at a cash premium of $5.3 million.

Item 6.	Selected Financial Data

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Certain prior-year amounts have been reclassified to conform to the current-year presentation. In 2008, we declared our Beaumont methanol plant as discontinued operations. All fiscal years present reflect the classification of Beaumont’s financial results as discontinued operations.

(in thousands, except per share data)	2008(1)	2007(2)	2006	2005(3)	2004(4)

Income Statement Data:
Revenues	$2,891,479	$2,342,929	$1,819,696	$1,935,237	$1,295,032
Gross profit	863,227	527,508	118,517	168,274	171,079
Income from continuing operations	632,772	220,757	4,729	31,618	65,714
Income (loss) from discontinued operations	8,269	(18,861)	(516)	(9,531)	1,882
Net income	641,041	201,896	4,213	22,087	67,596
Preferred share dividends	(3,876)	(5,100)	(5,100)	(5,134)	(1,029)
Cash dividends declared per common share	$0.30	$—	$—	$—	$—
Per Share Data:
Earnings (loss) per share—basic:
Income from continuing operations	$6.65	$2.38	$—	$0.28	$0.85
Income (loss) from discontinued operations	0.09	(0.21)	(0.01)	(0.10)	0.02

Earnings per share—basic	$6.74	$2.17	$(0.01)	$0.18	$0.87

Earnings (loss) per share—diluted:
Income from continuing operations	$6.12	$2.07	$—	$0.28	$0.83
Income (loss) from discontinued operations	0.08	(0.17)	(0.01)	(0.10)	0.02

Earnings per share—diluted	$6.20	$1.90	$(0.01)	$0.18	$0.85

Balance Sheet Data:
Total assets	$2,113,017	$1,888,327	$1,572,713	$1,523,625	$1,685,508
Long-term debt and capital leases	$330,000	$330,000	$331,300	$331,300	$435,238
Preferred stock	$1,544	$115,800	$115,800	$115,800	$133,069

(1)	The 2008 selected financial data includes (i) the effects of the Series A Preferred Shares inducement converting a total of 118,400 shares to 11,887,550 shares of Terra Industries common stock; (ii) the effects of instituting a cash dividend per common share of $0.10 per quarter starting in May 2008; (iii) and the full year equity earnings effect of the GrowHow joint venture of $95.6 million.

(2)	The 2007 selected financial data includes (i) the effects of contributing our Terra Nitrogen U.K. operations into the GrowHow joint venture on September 14, 2007 (ii) a $39.0 million impairment charge for our Beaumont, Texas assets and (iii) a $38.8 million loss on the early retirement of debt associated with the debt refinancing that we completed during 2007.

(3)	The 2005 selected financial data includes the full year income statement effects of the December 21, 2004 acquisition of Mississippi Chemical Corporation.

(4)	The 2004 selected financial data includes the effects of the December 21, 2004 acquisition of Mississippi Chemical Corporation and the issuance of preferred shares during the 2004 fourth quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As you read this management’s discussion and analysis of financial condition and results of operations, you should refer to our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Introduction

In this discussion and analysis, we explain our business in the following areas:

•	Business Strategy
•	Recent Business Environment
•	Strategy Effectiveness
•	Results of Operations
•	Liquidity and Capital Resources
•	Various Quantitative and Qualitative Disclosures

Business Strategy

We are a leading North American producer and marketer of nitrogen products made from natural gas. Terra is the largest producer of ammonia in the United States and the second largest producer in North America. We also operate production assets in Trinidad and Tobago, and the United Kingdom, through joint venture agreements. Our six North American and two international production locations, along with a robust distribution capability, provide us with the ability to effectively serve key agricultural, industrial and environmental markets. Terra has an extensive history of operating as a public entity and managing complex corporate structures including master limited partnerships, joint ventures and corporate alliances. In fact, since the 1980’s, Terra has successfully integrated numerous large-scale value-enhancing acquisitions that have contributed to our track record of strong cash flows over the business cycle.

Regarding the business cycle, the nitrogen products industry in which Terra operates has periods of oversupply during industry downturns that lead to capacity shutdowns or curtailments at the least cost-effective plants. These shutdowns may be followed by supply shortages that result in higher selling prices and higher industry-wide production rates during any subsequent industry upturns. Higher selling prices can encourage capacity additions that ultimately lead to an oversupply of product, and the cycle repeats.

Successful companies in cyclical businesses, like nitrogen products, pursue conservative capital management and investments strategies. This enables them to weather industry downturns and continue to effectively serve their target markets cost-effectively throughout the business cycle.

Our business strategy seeks to pursue profitable growth in the core, nitrogen-based agricultural products business as a scale operator in North America. We also seek to leverage our current business and manufacturing strength outside the core business in closely-adjacent market segments that help to assure long-term cash flow growth and tend to reduce volatility in earnings. Elements of this strategy include:

•	Development of products and markets for upgraded products made from ammonia such as UAN, our primary nitrogen fertilizer product, and TerraCair®, a liquid product for the treatment of diesel exhaust in automotive applications;
•	Seeking of opportunities to expand our existing asset base to take advantage of logistical or feedstock advantages both domestically and internationally;
•	Management of our North American and international assets to realize a rate of return that meets or exceeds our cost of capital throughout the business cycle;
•	Maintenance of our facilities to be safe, reliable and environmentally compliant, cultivation of relationships with natural customers who, due to their physical location, can receive our product most economically, and close management of the supply chain to keep storage, transportation and other costs at an appropriate level; and
•	Continued evaluation of business opportunities in nitrogen markets and businesses that leverage Terra’s core competencies in chemical manufacturing, distribution and product application.

Recent Business Environment

The following factors are the key drivers of our profitability: nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance; and natural gas costs, particularly in North American markets.

Demand

Nitrogen products demand is driven by a growing global population, its desire for a higher-protein diet and to a lesser degree, by the rise of corn-consuming biofuels in North America. Current market conditions highlighted by very strong commodity grain prices are making yields realized at harvest—rather than dollars spent on inputs per acre of crop—the grower’s primary concern. Since nitrogen products can sometimes substitute for one another, a grower in these circumstances appreciates the greater application flexibility of upgraded products since it gives him a larger window of opportunity to get nitrogen on his crops and encourages a higher yield. While upgraded products contain less nitrogen by weight, they are generally easier to ship, store and apply than ammonia. In today’s market environment, upgraded products, and UAN in particular, are realizing significant premiums over ammonia as a nitrogen source. This should remain the case for as long as commodity grain prices hold strong.

Supply

Imports are a major factor in the nitrogen products supply picture, as they account for over half of the total North American nitrogen supply, with the levels varying among the various products. Products containing the highest percentage of nitrogen by weight are the most economical to ship, thus make up the greatest share of those imports. Most producers exporting nitrogen products into North America can afford to do so because they are manufacturing product with cheaper gas than that which is available to North American producers. European and Commonwealth of Independent States (CIS) producers have their own variable gas cost dynamics and we do not expect these producers will be able to consistently export nitrogen products at lower costs than North American producers.

Natural Gas Costs

North American natural gas markets have been volatile for a number of years. From 2000 to 2005, European and CIS countries had lower natural gas costs than North America. During the industry downturn of those years, North American producers—having the highest cost basis—were the marginal producers, and many North American producers shut down capacity or went out of business altogether. North American volatility returned in 2008, with natural gas prices rising significantly in the first and second quarters while declining dramatically in the third and fourth quarters. Based on projected net increases in natural gas supply for most of 2009, we expect moderate North American natural gas prices, enabling us to remain competitive with global producers. We also believe our geographic plant positions in Oklahoma and Iowa provide us with a favorable delivered gas cost basis as compared to our Gulf Coast competitors.

The following is the average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	December 31,	March 31,	June 30,	September 30,	December 31,
(in $ per MMBtu)	2007	2008	2008	2008	2008

	$7.81	$10.50	$13.22	$7.90	$6.09

As shown in the table above, the forward natural gas price for the succeeding twelve month periods have been volatile in 2008. The first half of 2008 experienced a 69% increase in the forward natural gas price from $7.81 per million British thermal units (MMBtu) at December 31, 2007 to $13.22 per MMBtu at June 30, 2008. The second half of 2008 experienced a 54% decline in the forward natural gas price from $13.22 per MMBtu at June 30, 2008 to $6.09 per MMBtu on December 2008.

Strategy Effectiveness

By executing the business strategies discussed above through 2008, we were able to:

•	Achieve record production, earnings and cash flows for Terra and our stockholders;
•	Provide returns to shareholders in the form of dividends and stock buybacks of $186 million;
•	Initiate construction on the Woodward, Oklahoma upgrade project that will convert merchant ammonia into higher margin upgraded UAN;
•	Grow the environmental business through Terra Environmental Technologies and complete a national distribution agreement to supply diesel emission fluid (DEF) to a fast-growing market;
•	Receive cash consideration from joint venture operations of $161 million;
•	Finalize the sale of the Beaumont, Texas methanol facility and receive consideration of $47 million;
•	Maintain substantially funded pension plans during the recent market turmoil; and
•	End the year with cash balances of $967 million, which included customer prepayments of $112 million.

Results of Operations

Consolidated Results

We reported 2008 net income of $641.0 million on revenues of $2.9 billion compared with 2007 net income of $201.9 million on revenues of $2.3 billion. The increase in net income and revenue is due to higher sales prices. The 2007 net income includes a $38.8 million early retirement of debt charge and a $39.0 million impairment charge. Diluted income per share for 2008 was $6.20 compared with $1.90 for 2007.

The following table shows the results of operation for the three years ended December 31, 2008, 2007 and 2006 (certain percentages that are not considered to be meaningful are represented by “NM”):

	Year ended December 31,			2008-2007		2007-2006
(in millions, except per share data)	2008	2007	2006	Change	Percent	Change	Percent

Net sales	$2,891.5	$2,342.9	$1,819.7	548.6	23%	523.2	29%
Cost of goods sold	2,028.3	1,815.4	1,701.2	212.8	12%	114.2	7%

Gross margin	863.2	527.5	118.5	335.7	64%	409.0	345%
Gross margin percentage	29.9%	22.5%	6.5%	7.3%	NM	16.0%	NM
Selling, general and administrative expenses	70.7	92.0	68.4	(21.2)	(23)%	23.6	34%
Equity in earnings of unconsolidated affiliates	(56.2)	(16.2)	(17.0)	(40.0)	247%	0.8	(5)%

Operating earnings	848.7	451.7	67.1	397.0	88%	384.6	573%
Interest expense, net	(4.0)	(11.8)	(41.5)	7.8	(66)%	29.7	(71)%
Loss on early retirement of debt	—	(38.8)	—	38.8	NM	(38.8)	NM

Income before income taxes and minority interest	844.7	401.1	25.6	443.7	111%	375.5	1,466%
Income tax provision	(239.9)	(127.3)	(9.6)	(112.5)	88%	(117.7)	1,228%
Minority interest	(67.7)	(50.3)	(11.3)	(17.4)	35%	(39.0)	346%
Equity earnings of unconsolidated affiliates	95.6	(2.7)	—	98.3	NM	(2.7)	NM

Income from continuing operations	632.8	220.8	4.7	412.0	187%	216.0	NM
Income (loss) from discontinued operations, net of tax	8.3	(18.9)	(0.5)	27.1	(144)%	(18.3)	NM

Net Income	641.0	201.9	4.2	439.1	218%	197.7	NM

Diluted earnings per share	$6.20	$1.90	$(0.01)
Weighted average diluted shares outstanding (in thousands)	103,359	106,454	92,676

The following table shows North American volumes and prices for the three years ended 2008, 2007 and 2006:

	2008		2007		2006

(quantities in	Sales	Average	Sales	Average	Sales	Average
thousands of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)	Volumes	Unit Price(1)

Ammonia(2)	1,670	$552	1,765	$337	1,628	$313
UAN—32% basis	3,917	$335	4,072	$226	3,408	$160
Urea(3)	249	$467	247	$333	244	$269
Ammonium nitrate(2)(4)	990	$309	968	$224	769	$203

(1)	After deducting $159.0 million, $137.3 million and $118.6 million outbound freight costs for 2008, 2007 and 2006, respectively.
(2)	Ammonia and ammonium nitrate (AN) sales volumes and prices have been adjusted to exclude Terra’s U.K. operations for comparability to 2008 volumes and pricing.
(3)	Urea sales volumes and prices include granular urea and urea solutions data.
(4)	Ammonium nitrate sales volumes and prices include agricultural grade AN, industrial grade AN (IGAN) and ammonium nitrate solution (ANS).

Results of Operations—2008 Compared with 2007

Our net sales for 2008 increased by 23% to $2.9 billion from $2.3 billion in 2007. The increase in net sales was primarily attributable to higher sales prices across all products resulting from strong nitrogen demand driven by high commodity grain prices. Specifically, 2008 ammonia, UAN and AN pricing were 64%, 48% and 38%, respectively, above 2007 price levels. Volumes for ammonia and UAN were down 5% and 4%, respectively, compared to 2007 due to light nitrogen demand in the fourth quarter, while AN volumes were unchanged. Net sales in 2007 included $319.1 million from U.K. operations which were contributed into the GrowHow UK Limited joint venture (GrowHow) during the 2007 third quarter and its 2008 results are classified as non-operating equity earnings.

Our gross margin was $863.2 million in 2008 compared to $527.5 in 2007 and increased as a percentage of sales to 29.9% from 22.5%. The gross margin percentage improvement for 2008 reflects price increases more than offsetting our increase in natural gas costs. For the year, natural gas unit costs, net of forward pricing gains and losses, increased by 32% from $7.08 per MMBtu in 2007 to $9.33 per MMBtu in 2008. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of forward price contracts, 2008 natural gas costs were $134.0 million higher than spot prices, as compared to 2007 natural gas costs which were $53.3 million higher than spot prices.

Primarily due to market price declines, we recorded an inventory valuation charge to cost of sales of $17.4 million for the fourth quarter 2008. For additional information regarding our accounting policy on inventory valuation, see Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Due to a significant decline in fertilizer demand during late 2008, we decided to temporarily halt production at our Donaldsonville, Louisiana and Woodward, Oklahoma facilities. We recorded a charge of $16.5 million to cost of sales representing the fair value carried in accumulated other comprehensive income (loss) of related derivative contracts because these contracts no longer qualify under hedge accounting. In addition, we recorded a $16.0 million charge to cost of sales representing a portion of fair value carried in accumulated other comprehensive income for those contracts that we determined would not result in production costs that would support reasonably profitable operations.

Discontinued Operations

We have reported our Beaumont, Texas methanol operations as discontinued operations for the years ending December 31, 2008 and 2007. The Beaumont operations were included in our methanol segment in prior years. In connection with reporting discontinued operations, we have determined that our methanol segment no longer meets the requirements of a reporting segment.

During the third quarter of 2007 we recorded an asset impairment charge of $39.0 million related to the Beaumont asset. We also recorded revenue of $12.0 million pursuant to a contractual agreement with the Methanex Corporation for each of the years ending December 31, 2008 and 2007.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $21.2 million primarily due to lower share-based compensation expense and U.K. operations included within 2007 results, offset by increases in salary and wages due to headcount increases in 2008 and professional services.

Equity Earnings of Unconsolidated Affiliates—North America

We recorded income of $56.2 million from our North American equity investments in 2008 as compared to $16.2 million in 2007. In addition, we also received cash distributions of $72.8 million from our North American equity investments in 2008 as compared to $29.5 in 2007. Our North American joint ventures benefited from strong market demand in 2008 which drove pricing increases.

Equity Earnings of Unconsolidated Affiliates—GrowHow

We recorded income of $95.6 million from GrowHow in 2008 as compared to a loss of $2.7 million in 2007. We received a contribution settlement payment and a balancing consideration payment from GrowHow of $27.4 million and $61.3 million, respectively, in 2008. Our U.K. operations were contributed into GrowHow on September 14, 2007, therefore 2007 results only include the period from formation through December 31, 2007. The joint venture benefited from strong market demand in 2008 which drove pricing increases. Additionally, the continued relative strength of the British pound provided favorable foreign exchange translation.

Minority Interest

Minority interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2008 and 2007 amounts are directly related to TNCLP earnings and losses. During 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The 2008 minority interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $36.6 million in the year ended December 31, 2008. Minority interest expense was $67.7 million in 2008 and $50.3 million in 2007.

Income Taxes

Our income tax expense in 2008 and 2007 was $239.9 million and $127.3 million, respectively. The 2008 effective rate was 27.5%, compared to 36.6% in 2007. Our effective tax rate reflects tax benefits derived from operations outside the U.S. which are generally taxed at rates lower than the U.S. federal statutory rate of 35%.

The tax provision rate for 2008 includes a benefit of approximately $33.3 million related to a fourth quarter 2008 intercompany restructuring of our foreign operations into a global holding company structure. Terra’s effective tax rate also reflects tax credits primarily related to the Woodward, Oklahoma UAN upgrade project. The 2008 benefit recorded from current tax credit usage is approximately $19.5 million. Also during 2008, Terra completed its evaluation of the domestic manufacturer’s deduction provision of the American Jobs Creation Act of 2004 and recorded a benefit of approximately $13.3 million as a result of qualifying production activity income derived in the U.S.

For a full reconciliation of our effective tax rate to the U.S. federal and state statutory rates and further explanation of our provision for income taxes, see Note 20, Income Taxes, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Results of Operations—2007 Compared with 2006

Our net sales increased by $523.2 million to $2.3 billion for 2007 compared to $1.8 billion for 2006. The increase was primarily due to increased nitrogen prices and increased sales quantities for ammonia,

UAN and AN. Demand for nitrogen products increased due to higher production of key commodities, including corn and wheat, in response to higher prices.

Our gross margin increased by $409.0 million to $527.5 million for 2007, compared to $118.5 million for 2006. The increase in gross margin was primarily due to a $285.3 million increase in sales prices, a $75.3 million increase in sales volumes and lower natural gas unit costs.

Natural gas unit costs, net of forward pricing gains and losses, were $7.08 per MMBtu during 2007, compared to $7.03 per MMBtu during 2006. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of forward price contracts, 2007 natural gas costs for the nitrogen products segment were $53.3 million higher than spot prices, as compared to 2006 natural gas costs which were $50.3 million higher than spot prices.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $23.6 million primarily due to higher share-based compensation expense due to the increases in our financial performance and stock price during 2007.

Equity Earnings of Unconsolidated Affiliates—North America

We recorded income of $16.2 million from our North American equity investments in 2007 as compared to $17.0 million in 2006. In addition, we also received cash distributions of $29.5 million from our North American equity investments in 2008 as compared to $35.9 million in 2007.

Equity Earnings of Unconsolidated Affiliates—GrowHow

We recorded a loss of $2.7 million from GrowHow during 2007. We did not receive any cash consideration from GrowHow in 2007. The equity earnings are classified as non-operating and excluded from income from operation as the investees’ operations do not provide additional capacity nor are the joint venture’s operations integrated with our North American supply chain. Included in the loss is approximately $13.0 million related to severance and other charges from the announced closure of the Severnside production facility and administrative operations.

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

Income Taxes

Our income tax expense in 2007 and 2006 was $127.3 million and $9.6 million, respectively. The 2007 effective tax rate was 36.6%, compared to 76.1% in 2006. The 2006 effective tax rate differed from the statutory rate due primarily to the effect of currency fluctuations and disallowed interest expense on intercompany loans to non-U.S. subsidiaries.

Liquidity and Capital Resources

Summary

Our primary uses of cash and cash equivalents were to fund our working capital requirements, make payments for plant turnarounds and capital expenditures, repurchase our common stock under the share repurchase program, make distributions to minority interests, and fund a common stock dividend. The principal sources of funds were cash flows from operations and funds received from GrowHow, our 50% owned joint venture, and proceeds from the sale of the Beaumont, Texas facility. Cash and cash equivalent balances at December 31, 2008 were $966.7 million. During 2008, cash and cash equivalents increased $268.5 million.

Our cash equivalents included $755.5 million invested in money market mutual funds, all of which participate in the U.S. Treasury Money Markey Fund Guarantee Program, which was extended to April 30, 2009. There are no withdrawal restrictions on any of these funds. The remaining cash equivalents were invested in obligations of highly-rated financial institutions with an average weighted maturity of approximately 11 days.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

Total cash provided by (used in):	2008	2007	2006

Operating activities	$483.1	$747.9	$159.3
Investing activities	51.6	(94.5)	(48.8)
Financing activities	(262.2)	(133.6)	(19.7)
Effect of exchange rate changes on cash	(4.0)	(0.6)	1.9

Increase (decrease) in cash and cash equivalents	$268.5	$519.2	$92.7

Operating Activities

Our cash flows from operating activities were $483.1 million during 2008. The $483.1 million is comprised of $743.9 million from operations offset by $260.8 million from changes in our working capital accounts. The $743.9 million includes $641.0 million of net income, adjusted for non-cash expenses. The significant non-cash expenses that we incurred include $78.9 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs; $67.7 million of minority interest; and $39.8 million of loss on derivatives; offset by $95.6 million of equity earnings from GrowHow and $15.2 million of deferred income taxes.

Included in the December 31, 2008 cash and cash equivalents balance of $966.7 million is $111.6 million of customer prepayments for the selling price and delivery costs of products that we expect to ship during the first half of 2009, as compared to the December 31, 2007 cash and cash equivalents balance of $698.2 which included $299.4 million in customer prepayments.

Investing Activities

Our cash flows from investing activities were $51.6 million during 2008. The primary sources of cash were related to the balancing consideration payment and contribution settlement from GrowHow of $61.3 million and $27.4 million, respectively. We also received $41.9 million from discontinued operations for the completed sale of the Beaumont, Texas facility to Eastman Chemical Company on

December 31, 2008. The primary uses were related to $79.2 million of property, plant and equipment purchases for our operations and $10.1 million for turnaround activities.

Financing Activities

Our financing activities used cash of $262.2 million during 2008. The primary uses were $157.5 million to repurchase our common stock under our stock repurchase plan; $69.6 million of distributions to the minority interest holders of TNCLP; and $28.3 million for dividends paid to the holders of common stock.

Long-term Debt and Revolving Credit Facilities

During 2007, we completed a debt refinancing whereby we issued $330 million of 7% unsecured senior notes due 2017. These proceeds were used to redeem $200.0 million of 12 7/8% senior secured notes and $131.3 million of 11 1/2% second priority senior secured notes due 2010.

In connection with the debt refinancing, we extended the term of our revolving credit facilities (facilities) through 2012. Borrowing availability under the facilities is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million solely dedicated for the use of TNCLP, one of our consolidated subsidiaries.

At December 31, 2008, there were no outstanding revolving credit borrowings and there were $6.6 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $193.4 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The facilities also require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the facilities) for the preceding four quarters. The facilities also require that there be no change of control related to Terra, such that no individual or group acquires more than 35% of the outstanding voting shares of Terra. Such change of control would constitute an event of default under the facilities.

Our ability to meet facilities covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the facilities or could result in termination of the facilities. Access to adequate bank facilities may be required to fund our need to build inventories during the second half of the year in order the ensure product availability during the peak sales season. We believe that our facilities are adequate for expected 2009 sales levels.

In addition, our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by our ability to obtain sufficient credit terms. For additional information regarding commodity price risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Based on our December 31, 2008 financial position and the current market conditions for our finished products and for natural gas, we anticipate that we will be able to comply with our covenants through 2009.

Preferred Shares and Common Stock

We have 4.25% Cumulative Convertible Perpetual Series A Preferred Shares (Series A Preferred Shares) with a liquidation value of $1.6 million outstanding at December 31, 2008. The Series A Preferred Shares are not redeemable, but are convertible into common stock at a conversion price of $9.96 per common share at the option of the holder. These Series A Preferred Shares may, at our option, be automatically converted to common shares after December 20, 2009 if the closing price for common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such a conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms.

On August 20, 2008, our Board of Directors authorized us to make cash payments to holders of our Series A Preferred Shares, a total of which 120,000 shares were then outstanding, in order to induce such holders of Series A Preferred Shares to convert such Series A Preferred Shares to common stock of the Company. As a result of such action, a total of 118,400 Series A Preferred Shares were converted into 11,887,550 shares of the Company’s common stock during 2008 at a cash premium of $5.3 million.

During 2008, 2007 and 2006 we paid $3.9 million, $5.1 million and $5.1 million, respectively, for preferred share dividends. We paid $28.3 million in common share dividends in 2008. There were no common share dividends paid in 2007 or 2006.

Share Repurchases

In May 2008, the Board authorized the repurchase of 10 million shares and carries over the balance of 2.8 million unpurchased shares from the prior program, for a total authorization of approximately 12.8 million shares, representing approximately 14% of our then outstanding common stock, on the open market in private transactions or otherwise. During 2008, the repurchases under the stock buyback programs were:

			Total Number of
	Total		Shares Purchased as	Maximum Number of
Month of	Number of	Average	Part of Publicly	Shares that May Yet Be
Share	Shares	Price Paid	Announced Plans or	Purchased Under the
Purchases	Purchased	per Share	Programs	Plans or Programs

May 2008	189,150	$39.65	189,150	12,652,567
August 2008	772,180	45.91	961,330	11,880,387
September 2008	1,626,355	39.69	2,587,685	10,254,032
October 2008	200,000	21.90	2,787,685	10,054,032
November 2008	2,605,370	17.51	5,393,055	7,448,662

Capital Expenditures

During 2008 and 2007, we funded plant and equipment purchases of $79.2 million and $31.7 million, respectively. Our 2008 capital expenditures were primarily for replacement or sustaining capital needs. The 2008 capital expenditures included $18.6 million related to the restart of the Donaldsonville, Louisiana facility. In April of 2008, we announced plans to expand the upgrading capacity at our

Woodward, Oklahoma nitrogen manufacturing facility. We expect the project to cost $180.0 million and to be completed by the end of 2010. During 2008, capital expenditures related to the expansion were $13.0 million.

We expect 2009 plant and equipment purchases to approximate $170-175 million consisting primarily of $65-70 million in expenditures for replacement of equipment or to improve operating results at our manufacturing facilities and approximately $105 million for the expansion of our Woodward, Oklahoma facility.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant, generally every two years. We funded $10.1 million and $50.7 million of plant turnaround costs in 2008 and 2007, respectively. We estimate 2009 plant turnaround costs will approximate $20-25 million.

Off-Balance Sheet Transactions

We have leases for equipment, railcars and production, office and storage facilities. These leases are accounted for as operating leases. The assets and liabilities associated with the operating leases are not recorded on our balance sheet.

In conjunction with the formation of GrowHow, we commenced the closure of our Severnside, U.K. facility. Pursuant to the agreement with Kemira, we are responsible for any remediation costs required to prepare the Severnside site for disposal. We have an option to purchase the Severnside land for a nominal amount at any time prior to sale. If we elect not to exercise this option, we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land would exceed the total cost of reclamation of the site.

Contractual Obligations

Contractual obligations and commitments to make future payments at December 31, 2008 were:

(in millions)			Payments Due In

	Total	2009	2010-2011	2012-2013	Thereafter

Long-term debt	$330.0	$—	$—	$—	$330.0
Interest expense on long-term debt	184.8	23.1	46.2	46.2	69.3
Operating leases	141.1	40.0	65.9	28.4	6.8
Ammonia purchase obligations(1)	1,470.8	147.1	294.2	294.2	735.3
Natural gas and other purchase obligations	357.6	307.0	38.9	11.7	—

Total(2)	$2,484.3	$517.2	$445.2	$380.5	$1,141.4

1.	We have a contractual obligation to purchase one-half of the ammonia produced by Point Lisas. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. Obligations in the above table are based on purchasing 360,000 short tons per year at the December 2008 average price paid. This contract expires in October 2018.
2.	The total contractual obligations and commitments do not include a FIN 48 liability of $35.9 million. (See Note 21, Unrecognized Tax Benefit, to our Consolidated Financial Statements included in Item 8, Financial Statements and Supplemental Data, of this Annual Report on Form 10-K.)

Pension Assets and Liabilities

We have three pension plans—an employees’ retirement plan (U.S. Employees’ Plan) and an excess benefit plan (U.S. Excess Plan) in the United States and a pension plan for employees of Terra International (Canada) Inc. (Canadian Employees’ Plan) in Canada. Our U.S. Employees’ Plan and Canada Employees’ Plan are fully funded with combined plan assets exceeding projected benefit obligations by $3.2 million. Our U.S. Excess Plan is unfunded and had a projected benefit obligation of $9.9 million at December 31, 2008. The pension projected benefit obligations were computed based on a 6.7% discount rate, which was based on yields for high-quality corporate bonds (Moody’s Investor Service “AA” rated or equivalent) with a maturity approximating the duration of our pension obligation. Future declines in comparable bond yields would increase our pension obligation and future increases in bond yields would decrease our pension obligation. Our pension obligation, net of plan assets, could increase or decrease depending on the extent that returns on pension plan assets is lower or higher than the discount rate.

Our cash contributions to pension plans were $2.6 million in 2008. Future contributions depend on our funding decisions, actual returns for plan assets, and legislative changes to pension funding requirements and/or plan amendments. See Note 17, Retirement Benefit Plans, of the Notes to our Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on our retirement benefits plans.

Environmental, Health and Safety

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $11.6 million in 2008. Because environmental health and safety regulations are expected to continue to change and generally to become more restrictive than current requirements, the cost of compliance likely will increase. We do not expect compliance with such regulations to have a material adverse effect on the results of operations, financial position or net cash flows.

We incurred $7.3 million of 2008 capital expenditures to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well. We estimate that the cost of complying with these existing requirements in 2009, 2010, 2011 and beyond will be approximately $30.8 million in the aggregate.

Minority Interest

Minority interest represents the third party interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. We own 75.3% of the outstanding units. TNCLP makes cash distributions to the General and Limited Partners based upon formulas defined in the Agreement of Limited Partnership. Available Cash for distribution is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Cash distributions to the Limited Partner and General Partner vary depending on when the cumulative distributions exceed the Minimum Quarterly Distribution (MQD) target levels set forth in the Agreement of Limited Partnership.

During 2008, the cumulative shortfall of the MQD was satisfied which entitled the General Partner to increased income allocations as provided for in the Agreement of Limited Partnership. The increased income allocation attributed to our General Partner interest was $36.6 million for 2008.

During 2008, 2007 and 2006, TNCLP distributed $69.6 million, $35.2 million and $8.9 million, respectively, to the minority TNCLP common unitholders.

On February 10, 2009, TNCLP announced a $2.97 per unit distribution to be paid during the first quarter of 2009.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplemental Data, of this Annual Report on Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. Management considers the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates that management makes. Management bases its estimates on historical experience or various assumptions that they believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Management has discussed the development and selection of our critical accounting estimates, and the disclosure regarding them, with the audit committee of our Board of Directors, and does so on a regular basis. Actual results may differ materially from these estimates.

Derivative and Financial Instruments

We enter into derivative financial instruments, including swaps, basis swaps and put and call options, to manage the effect of changes in natural gas costs and the prices of our nitrogen products. We evaluate each derivative transaction and make an election of whether to designate the derivative as a fair-value or cash flow hedge or not to elect hedge designation for the derivative. Upon election of hedge designation, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in the determination of net income in the period that the offsetting hedged transaction occurs. For derivatives that are not designated as hedges, or to the extent a hedge-designated derivative is determined to be ineffective, changes in fair value are recognized in earnings in the period of change.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Market is defined as current replacement cost, except that market should not exceed the net realizable value and should not be less than net realizable value reduced by an allowance for an approximately normal profit margin. The cost of inventories is determined by using the first-in, first-out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. We estimate a reserve for obsolescence and excess of our materials and supplies inventory. Inventory is stated net of the reserve.

Pension Assets and Liabilities

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Our pension plans for U.S. and Canada employees are fully funded. We have a pension plan for certain employees that is unfunded. The December 31, 2008 pension obligation was computed based on an average 6.7% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is determined based on historical portfolio results and management’s expectations of the future economic environment. Declines in comparable bond yields would decrease our net pension asset. Our net pension asset could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

Deferred Income Taxes

Terra accounts for income taxes using the asset and liability method described in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that undistributed earnings of Terra’s foreign subsidiaries and affiliated corporate joint ventures accounted for on the equity method are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. If we were to receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, we could be subject to U.S. tax liabilities which have not been provided for in the consolidated financial statements.

Significant judgment is required in determining the worldwide provision for income taxes and there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and other filing positions. The provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Plant Turnaround Costs

Plant turnarounds are periodically performed to extend the useful life, increase output and/or efficiency and ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facilities. The nature of a turnaround is such that it occurs on less than annual basis and requires a multi-week shutdown of plant operations. Specific procedures performed during the turnaround include the disassembly, inspection and replacement or overhaul of plant machinery (boilers, pressure vessels, piping, heat exchangers, etc.) and rotating equipment (compressors, pumps, turbines, etc.), equipment recalibration and internal equipment efficiency assessments.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combinations (SFAS 141R), which changes the way we account for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of SFAS 141R.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest will be required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest will be identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. The statement is effective for fiscal years and interim periods within those fiscal years beginning January 1, 2009. Upon adoption, we will recharacterize the minority interest as noncontrolling interests and reclassify as a component of equity.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the future impacts and disclosures of SFAS 161.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS 128, Earnings per Share. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and prior periods must be adjusted retrospectively. We are currently assessing the impact FSP EITF 03-6-1 will have on our financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows. These new disclosures will be required for us beginning in our Form 10-K for the 2009 fiscal year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management and Financial Instruments

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We manage risk using derivative financial instruments for changes in natural gas supply prices and changes in nitrogen prices. Derivative financial instruments have credit risk and market risk. See Note 5, Derivative Financial Instruments, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information on the use of derivative financial instruments.

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

Foreign Currency Fluctuations

Our policy is to manage risk associated with foreign currency fluctuations by entering into forward exchange and option contracts covering specific currency obligations or net foreign currency operating requirements, as deemed necessary and appropriate in each individual circumstance. Such hedging is limited to the amounts and duration of the specific obligations being hedged and, in the case of operating requirements, no more than 75% of the forecasted requirements. The primary currencies to which we are exposed are the Canadian dollar and the British pound. At December 31, 2008, we had no open forward currency positions.

Natural Gas Prices—North American Operations

Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2009 are approximately 113 billion cubic feet (BCF). We have hedged 29% of our expected 2009 North American requirements and none of our requirements beyond December 31, 2009. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and our computations. These instruments and other natural gas positions fixed natural gas prices at $105.6 million (includes $65.3 million related to accumulated other comprehensive loss) more than published prices for December 31, 2008 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical price change. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Based on our derivatives outstanding at December 31, 2008 and 2007, which included swaps, basis swaps and call options, a $1 per MMBtu increase in NYMEX would result in a $2.4 million and $12.6 million, respectively change or fluctuation in our natural gas cost.

Natural Gas Prices—Trinidad Operation

The natural gas requirements of Point Lisas Nitrogen Limited are supplied under contract until 2018 with the Natural Gas Company of Trinidad and Tobago. The cost of natural gas to the joint venture fluctuates based on changes in the market price of ammonia.

Nitrogen Prices

The prices for nitrogen products can be volatile and from time to time we mitigate some of this volatility through the use of derivative commodity instruments. We have not hedged any of our 2009 North American sales.

Interest Rate Fluctuations

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We had no interest rate financial derivatives outstanding at December 31, 2008.

Interest Rate Sensitivity

(in millions)	Expected Maturity Date

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long-Term Debt
Senior Unsecured Notes fixed rate of 7% ($US)	$—	$—	$—	$—	$—	$330.0	$330.0	$241.3

Short-Term Borrowings
Revolving credit facility notional amount ($US)	$—	$—	$—	$—	$—	$—	$—	$150.0
Variable interest rate, LIBOR based	—	—	—	—	—	—	—	—
TNLP revolving credit facility, notional amount ($US)	$—	$—	—	$—	$—	$—	$—	$50.0
Variable interest rate, LIBOR based	—	—	—	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The accompanying consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who conducted its audits in accordance with the standards of the Public Accounting Oversight Board. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the accompanying consolidated balance sheets of Terra Industries Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Industries Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 17 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 27, 2009

Consolidated Statements of Financial Position

	At December 31,
(in thousands)	2008	2007

Assets
Cash and cash equivalents	$966,700	$698,238
Accounts receivable, less allowance for doubtful accounts of $290 and $264	130,390	171,183
Inventories	197,091	129,321
Margin deposits with derivative counterparties	36,945	638
Other current assets	61,338	28,195
Current assets of discontinued operations (Note 2)	—	2,335

Total current assets	1,392,464	1,029,910

Property, plant and equipment, net	403,313	389,728
Equity method investments	270,915	351,986
Deferred plant turnaround costs, net	23,467	42,190
Other assets	22,858	31,484
Noncurrent assets of discontinued operations (Note 2)	—	43,029

Total assets	$2,113,017	$1,888,327

Liabilities
Accounts payable	$99,893	$110,687
Customer prepayments	111,592	299,351
Derivative hedge liabilities	125,925	14,733
Accrued and other current liabilities	127,770	87,922
Current liabilities of discontinued operations (Note 2)	—	4,993

Total current liabilities	465,180	517,686

Long-term debt	330,000	330,000
Deferred taxes	61,443	99,854
Pension liabilities	9,170	9,268
Other liabilities	78,553	84,876
Minority interest	107,856	109,729
Noncurrent liabilities of discontinued operations (Note 2)	—	739

Total liabilities and minority interest	1,052,202	1,152,152

Commitments and contingencies (Note 13)	—	—

Preferred Shares—liquidation value of $1,600 and $120,000 (Note 14)	1,544	115,800

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 99,330 and 89,587 shares outstanding	152,111	142,170
Paid-in capital	579,164	618,874
Accumulated other comprehensive loss	(179,303)	(45,328)
Retained earnings (accumulated deficit)	507,299	(95,341)

Total stockholders’ equity	1,059,271	620,375

Total liabilities and stockholders’ equity	$2,113,017	$1,888,327

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-share amounts)	2008	2007	2006

Product revenues	$2,880,255	$2,335,874	$1,816,045
Other income	11,224	7,055	3,651

Total Revenue	2,891,479	2,342,929	1,819,696

Cost and Expenses
Cost of sales	2,028,252	1,815,421	1,701,179
Selling, general and administrative expense	70,736	91,971	68,391
Equity in earnings of unconsolidated affiliates (Note 8)	(56,237)	(16,209)	(17,013)

	2,042,751	1,891,183	1,752,557

Income from operations	848,728	451,746	67,139
Interest income	23,370	17,262	6,457
Interest expense	(27,369)	(29,100)	(47,991)
Loss on early retirement of debt	—	(38,836)	—

Income before income taxes and minority interest	844,729	401,072	25,605
Income tax provision	(239,851)	(127,316)	(9,590)
Minority interest	(67,684)	(50,281)	(11,286)
Equity earnings of unconsolidated affiliates (Note 8)	95,578	(2,718)	—

Income from continuing operations	632,772	220,757	4,729
Income (loss) from discontinued operations, net of tax (Note 2)	8,269	(18,861)	(516)

Net income	641,041	201,896	4,213
Inducement payment of preferred stock conversion	(5,266)	—	—
Preferred share dividends	(3,876)	(5,100)	(5,100)

Income (Loss) Available to Common Stockholders	$631,899	$196,796	$(887)

Earnings (loss) per share—basic:
Income from continuing operations	$6.65	$2.38	$—
Income (loss) from discontinued operations (Note 2)	0.09	(0.21)	(0.01)

Earnings per share	$6.74	$2.17	$(0.01)

Earnings (loss) per share—diluted:
Income from continuing operations	$6.12	$2.07	$—
Income (loss) from discontinued operations (Note 2)	0.08	(0.17)	(0.01)

Earnings per share	$6.20	$1.90	$(0.01)

Weighted Average Shares Outstanding:
Basic	93,827	90,575	92,676
Diluted	103,359	106,454	92,676

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2008	2007	2006

Operating Activities
Net income	$641,041	$201,896	$4,213
Income (loss) from discontinued operations	8,269	(18,861)	(516)

Income from continuing operations	632,772	220,757	4,729
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	78,854	94,784	108,069
Loss on sale of property, plant and equipment	2,321	—	—
Deferred income taxes	(15,180)	103,400	3,777
Minority interest in earnings	67,684	50,281	11,286
Distributions in excess of equity earnings	8,343	8,536	9,202
Equity earnings of GrowHow UK Limited	(95,578)	2,718	—
Non-cash loss on derivatives	39,779	1,300	933
Share-based compensation	8,104	28,102	7,010
Amortization of intangible and other assets	8,705	6,954	6,878
Non-cash loss on early retirement of debt	—	4,662	—
Change in operating assets and liabilities:
Accounts receivable	36,310	(38,180)	16,128
Inventories	(71,422)	45,772	(14,097)
Accounts payable and customer prepayments	(197,452)	218,081	38,173
Margin deposits with derivative counterparties	(36,307)	(601)	7,111
Other assets and liabilities, net	8,050	(12,782)	(44,234)

Net cash flows from operating activities—continuing operations	474,983	733,784	154,965
Net cash flows from operating activities—discontinued operations	8,161	14,081	4,295

Net Cash Flows from Operating Activities	483,144	747,865	159,260

Investing Activities
Capital expenditures and plant turnaround expenditures	(89,307)	(82,376)	(86,137)
Changes in restricted cash	—	—	8,595
Proceeds from the sale of property, plant and equipment	2,073	24	19,100
Distributions received from unconsolidated affiliates	8,180	4,705	9,660
Cash retained by GrowHow UK Limited	—	(16,788)	—
Contribution settlement received from GrowHow UK Limited	27,427	—	—
Balancing consideration payment from GrowHow UK Limited	61,272	—	—

Net cash flows from investing activities—continued operations	9,645	(94,435)	(48,782)
Net cash flows from investing activities—discontinued operations	41,879	—	—

Net Cash Flows from Investing Activities	51,524	(94,435)	(48,782)

Financing Activities
Issuance of debt	—	330,000	—
Payments under borrowing arrangements	—	(331,300)	(37)
Payments for debt issuance costs	—	(6,444)	—
Preferred share dividends paid	(3,876)	(5,100)	(5,100)
Inducement payment to preferred stockholders	(5,266)	—	—
Common stock dividends paid	(28,274)	—	—
Common stock issuances and vestings	(9,839)	(1,424)	363
Excess tax benefits from equity compensation plans	12,122	3,317	1,255

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2008	2007	2006

Payments under share repurchase program	(157,500)	(87,426)	(18,796)
Distribution to minority interests	(69,557)	(35,239)	(8,861)
Changes in overdraft protection arrangements	—	—	11,443

Net cash flows from financing activities—continued operations	(262,190)	(133,616)	(19,733)
Net cash flows from financing activities—discontinued operations	—	—	—
Net Cash Flows from Financing Activities	(262,190)	(133,616)	(19,733)

Effect of Exchange Rate Changes on Cash	(4,016)	(593)	1,906

Increase in Cash and Cash Equivalents	268,462	519,221	92,651
Cash and Cash Equivalents at Beginning of Year	698,238	179,017	86,366

Cash and Cash Equivalents at End of Year	$966,700	$698,238	$179,017

Supplemental cash flow information:
Interest paid	$24,256	$23,200	$42,150
Income tax refunds received	1,455	558	—
Income taxes paid	200,528	22,697	1,930
Supplemental schedule of non-cash investing and financing activities:
Conversion of warrants to common stock	$2,496	$568	$—
Conversion of preferred shares to common stock	114,256	—	—
Terra Nitrogen U.K. contributed for equity investment	—	213,235	—
Stock incentive plan	—	—	4,218
Supplemental schedule of unconsolidated affiliate distributions received from GrowHow UK Limited:
Contribution settlement and balancing consideration payments received	88,699	—	—
Supplemental schedule of unconsolidated affiliates distributions received from North America:
Equity in earnings of unconsolidated affiliates	$56,237	$16,209	$17,013
Distributions in excess of equity earnings	8,343	8,536	9,202
Distributions received from unconsolidated affiliates	8,180	4,705	9,660

Total cash distributions from North American unconsolidated affiliates	$72,760	$29,450	$35,875

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Common Stockholders’ Equity

				Accumulated		(Accumulated
				Other		Deficit)
	Common Stock		Paid-In	Comprehensive	Unearned	Retained		Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Compensation	Earnings	Total	Income

January 1, 2006	95,171	$146,994	$712,671	$(70,143)	$(5,369)	$(291,250)	$492,903

Comprehensive Income (Loss):
Net income	—	—	—	—	—	4,213	4,213	$4,213
Foreign currency translation adjustments	—	—	—	33,618	—	—	33,618	33,618
Change in fair value of derivatives, net of taxes of $3,513	—	—	—	(6,727)	—	—	(6,727)	(6,727)
Pension and post-retirement benefit liabilities, net of taxes of $4,289	—	—	—	(11,850)	—	—	(11,850)	(11,850)

Comprehensive income								$19,254

Adoption of SFAS 158, net of taxes of $4,650	—	—	—	(8,637)	—	—	(8,637)
Preferred share dividends	—	—	—	—	—	(5,100)	(5,100)
Exercise of stock options	95	95	268	—	—	—	363
Net vested stock	39	562	(714)	—	—	—	(152)
Shares purchased and retired under share repurchase program	(2,675)	(2,675)	(16,121)	—	—	—	(18,796)
Reclassification for adoption of SFAS 123 R	—	—	(5,369)	—	5,369	—	—
Share-based compensation	—	—	3,161	—	—	—	3,161

December 31, 2006	92,630	144,976	693,896	(63,739)	—	(292,137)	482,996

Comprehensive Income (Loss):
Net income	—	—	—	—	—	201,896	201,896	$201,896
Foreign currency translation adjustments	—	—	—	(46,882)	—	—	(46,882)	(46,882)
Change in fair value of derivatives, net of taxes of $3,351	—	—	—	6,224	—	—	6,224	6,224
Pension and post-retirement benefit liabilities, net of taxes of $8,599	—	—	—	15,797	—	—	15,797	15,797

Transfer of U.K. pension plan to GrowHow UK Limited	—	—	—	43,272	—	—	43,272
Comprehensive income								$177,035

Preferred share dividends	—	—	—	—	—	(5,100)	(5,100)
Exercise of stock options	336	336	786	—	—	—	1,122
Net vested stock	53	290	(2,836)	—	—	—	(2,546)
Net conversion of warrants	568	568	(568)	—	—	—	—
Shares purchased and retired under share repurchase program	(4,000)	(4,000)	(83,426)	—	—	—	(87,426)
Share-based compensation	—	—	11,022	—	—	—	11,022

December 31, 2007	89,587	$142,170	$618,874	$(45,328)	$—	$(95,341)	$620,375

Consolidated Statements of Changes in Common Stockholders’ Equity (continued)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Retained		Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Earnings	Total	Income

Comprehensive Income (Loss):
Net income	—	$—	$—	$—	$641,041	$641,041	$641,041
Foreign currency translation adjustments	—	—	—	(98,308)	—	(98,308)	(98,308)
Change in fair value of derivatives, net of taxes of ($22,157)	—	—	—	(34,487)	—	(34,487)	(34,487)
Pension and post-retirement benefit liabilities, net of taxes of ($1,947)	—	—	—	(1,180)	—	(1,180)	(1,180)

Comprehensive income							$507,066

Preferred share dividends	—	—	—	—	(3,876)	(3,876)
Common stock dividends	—	—	—	—	(28,274)	(28,274)
Excess tax benefit	—	—	14,603	—	—	14,603
Exercise of stock options	11	11	23	—	—	34
Net vested stock	277	475	(12,897)	—	—	(12,422)
Net conversion of warrants	2,961	2,961	(413)	—	—	2,548
Inducement of preferred stock	11,887	11,887	102,368	—	(5,266)	108,989
Shares purchased and retired under the share repurchase program	(5,393)	(5,393)	(152,107)	—	—	(157,500)
Share-based compensation	—	—	8,713	—	—	8,713
Adoption of SFAS 158 measurement to date	—	—	—	—	(985)	(985)

December 31, 2008	99,330	$152,111	$579,164	$(179,303)	$507,299	$1,059,271

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of presentation:  The Consolidated Financial Statements include the accounts of Terra Industries Inc. and all majority owned subsidiaries (Terra, we, our, or us). All intercompany accounts and transactions have been eliminated. Minority interest in earnings and ownership has been recorded for the percentage of limited partnership common units not owned by us for each respective period presented.

Description of business: We produce nitrogen products for agricultural dealers and industrial users, and methanol for industrial users.

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

Inventories: Production costs include the cost of direct labor and materials, depreciation and amortization, and overhead costs related to manufacturing activities. We allocate fixed production overhead costs based on the normal capacity of our production facilities and unallocated overhead costs are recognized as expense in the period incurred. We determine the cost of inventories using the first-in, first-out method.

Inventories are stated at the lower of cost or market. Market is defined as current replacement cost, except that market should not exceed the net realizable value and should not be less than net realizable value reduced by an allowance for an approximately normal profit margin. The cost of inventories is determined using the first-in, first-out method. We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds our net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Primarily due to market price declines, we recorded an inventory valuation charge to cost of sales of $17.4 million for the fourth quarter 2008.

We estimate a reserve for obsolescence and excess of our materials and supplies inventory. Inventory is stated net of the reserve.

Property, plant and equipment: Expenditures for plant and equipment additions, replacements and major improvements are capitalized. Related depreciation is charged to expense on a straight-line basis over estimated useful lives ranging from 15 to 22 years for buildings and 2 to 18 years for plants and equipment. Equipment under capital leases is recorded in property with the corresponding obligations in long-term debt. The amount capitalized is the present value at the beginning of the lease term of the aggregate future minimum lease payments. Maintenance and repair costs are expensed as incurred.

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

We classify capitalized turnaround costs as an investing activity under the caption “Capital expenditures and plant turnaround expenditures” in the Statement of Cash Flows, since this cash outflow relates to expenditures related to productive assets. Repair, maintenance costs, and gas costs are expensed as incurred and are included in the operating cash flow.

There are three acceptable methods of accounting for turnaround costs: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. We utilize the deferral method and recognize turnaround expense over the period benefited since these expenditures are asset betterments. If the direct expense method was utilized, all turnaround expenditures would be recognized in the income statement as a period cost when incurred and reflected in cash flows from operating activities in the statement of cash flows.

Equity investments: Equity investments are carried at original cost adjusted for the proportionate share of the investees’ income, losses and distributions. We have a basis difference between carrying value and the affiliates’ book value primarily due to the step-up in basis for fixed asset values, which is being depreciated over a period of 12 to 15 years. We assess the carrying value of our equity investments when an indicator of a loss in value is present and record a loss in value of the investment when the assessment indicates that an other-than-temporary decline in the investment exists.

We classify our equity in earnings of unconsolidated affiliates for our North America and Trinidad equity investments as a component of income from operations because these investments provide additional nitrogen capacity and are integrated with our supply chain and sales activities in our nitrogen segment. We classify our equity earnings of unconsolidated affiliates for our U.K. equity investment as a component of net income, but not income from operations, because this investment does not provide additional nitrogen capacity nor is it integrated with any sales, supply chain or administrative activities.

Intangible asset — customer relationships: Our customer relationships have a finite useful life and are amortized using the straight-line method over the estimated useful life of five years. We monitor our intangible asset and record an impairment loss on the intangible asset when circumstances indicate that the carrying amount is not recoverable and that the carrying amount exceeds its fair value.

The customer relationships were recorded at $9.4 million in connection with the acquisition of Mississippi Chemical Corporation in December 2004. During 2008, 2007 and 2006, we recorded $1.9 million of amortization expense each year. The estimated remaining amortization expense related to the customer relationships is $1.9 million for 2009.

Debt issuance costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the straight-line method.

Impairment of long-lived assets: We review and evaluate our long-lived assets for impairment when events and changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying value of the asset. Future cash flows include estimates of production levels, pricing of our products, costs of natural gas and capital expenditures. If the assets are impaired, a calculation of fair value is performed; if the fair value is less than the carrying value of the assets, the assets are reduced to their fair value.

On September 28, 2007, Eastman Chemical Company exercised its option to purchase our Beaumont, Texas assets, including the methanol and ammonia production facilities. In connection with entering into this agreement, we determined that the value of our Beaumont property was impaired. We recorded a $39.0 million impairment charge for the quarter ended September 30, 2007. We closed the sale on December 31, 2008. For additional information regarding the sale of our Beaumont facility, see Note 2, Discontinued Operations, of the Notes to the Consolidated Financial Statements.

Derivatives and financial instruments: We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs and the prices of our nitrogen products. We report the fair value of the derivatives on our balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a hedge, and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability or (b) reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in our statement of operations in the period the offsetting hedged transaction occurs. If an instrument or the hedged item is settled early, we evaluate whether the hedged forecasted transaction is still probable of occurring when determining whether to reclass any gains or losses immediately in cost of sales or wait until the forecasted transaction occurs.

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

Revenues are primarily comprised of sales of our products, including any realized hedging gains or losses related to nitrogen product derivatives, and are reduced by estimated discounts and trade allowances. We classify amounts directly or indirectly billed to our customers for shipping and handling as revenue.

Profit sharing revenue pertaining to a contractual agreement with the Methanex Corporation is recognized when the estimated margin on an annualized basis is probable. For the years ending December 31, 2008 and 2007, we recorded profit sharing revenue of $12.0 million each year. We include the profit sharing revenue under this contract within our discontinued operations.

Cost of sales and hedging transactions: Costs of sales are primarily related to manufacturing and purchased costs related to our products, including any realized hedging gains or losses related to natural gas derivatives. We classify amounts directly or indirectly billed for delivery of products to our customers or our terminals as cost of sales.

Share-based compensation: During the 2006 first quarter, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123 R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123 R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123 R. We have applied the provision of SAB 107 in our adoption of SFAS 123 R. We adopted SFAS 123 R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, see Note 16, Share-Based Compensation, of the Notes to the Consolidated Financial Statements.

Per share results: Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including convertible preferred shares, common stock options, nonvested stock and common stock warrants.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant areas requiring the use of management’s estimates relate to assumptions used to calculate pension and other post-retirement benefits costs, future cash flows from long-lived assets, estimates of market for lower of cost or market analysis and the useful lives utilized for depreciation, amortization and accretion calculations. Actual results could differ from those estimates.

Recently issued accounting standards: In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combinations (SFAS 141R), which changes the way we account for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of SFAS 141R.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest will be required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest will be identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. The statement is effective for fiscal years and interim periods within those fiscal years beginning January 1, 2009. Upon adoption, we will recharacterize the minority interest as noncontrolling interests and reclassify as a component of equity.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the future impacts and disclosures of SFAS 161.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS 128, Earnings per Share. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and prior periods must be adjusted retrospectively. We are currently assessing the impact FSP EITF 03-6-1 will have on our financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows. These new disclosures will be required for us beginning in our Form 10-K for the 2009 fiscal year.

2. Discontinued Operations

On December 31, 2008, pursuant to a 2007 agreement, we sold our Beaumont, Texas assets, including the methanol and ammonia production facilities, to Eastman Chemical Company (Eastman). Consideration received, including cash and a Promissory Note from Eastman of $5.2 million, approximated this facility’s carrying value. The Promissory Note is due on December 31, 2009 bearing interest at a rate of 3.0% per annum.

Pursuant to the requirements of FASB Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we classified and accounted for the Beaumont assets and liabilities as held for sale in the statements of financial position and the results of operations on a net of tax basis in the statement of operations. SFAS 144 requires that assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered cash flow analyses, and offers related to those assets. In accordance with the provisions of SFAS 144, assets held for sale are not depreciated. In fiscal 2007, we recorded an impairment charge of $39.0 million related to the Beaumont facility.

Summarized Financial Results of Discontinued Operations

	Year Ended December 31,
(in thousands)	2008	2007	2006

Operating revenue	$18,333	$17,137	$17,026
Operating and other expenses	(4,574)	(48,519)	(17,885)

Pretax income (loss) from operations of discontinued components	13,759	(31,382)	(859)
Income tax (expense) benefit	(5,490)	12,521	343

Income (loss) from discontinued operations	$8,269	$(18,861)	$(516)

The major classes of assets and liabilities held for sale and related to discontinued operations as of December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
(in thousands)	2008	2007

Trade receivables	$—	$45
Inventory	—	2,203
Other current assets	—	87

Current assets	$—	$2,335

Property, plant and equipment—net	$—	$42,212
Other non-current assets	—	817

Noncurrent assets	$—	$43,029

Accounts payable	$—	$18
Other current liabilities	—	4,975

Current liabilities	$—	$4,993

Other noncurrent liabilities	—	$739

Noncurrent liabilities	$—	$739

3. Earnings Per Share

Basic income per share data is based on the weighted-average number of common shares outstanding during the period. Diluted income per share data is based on the weighted average number of common shares outstanding and the effect of all dilutive potential common shares including stock options, nonvested stock, convertible preferred shares and common stock warrants. Nonvested stock carries dividend and voting rights, but is not involved in the weighted average number of common shares outstanding used to compute basic income per share.

The following table provides a reconciliation between basic and diluted income per share for the years ended December 31, 2008, 2007 and 2006.

(in thousands, except per-share data)	2008	2007	2006

Basic income per share computation:
Income from continuing operations	$632,772	$220,757	$4,729
Less: Preferred share dividends	(3,876)	(5,100)	(5,100)
Inducement of preferred shares	(5,266)	—	—

Income from continuing operations available to common stockholders	623,630	215,657	(371)
Income (loss) from discontinued operations available to common stockholders	8,269	(18,861)	(516)

Income (loss) available to common stockholders	$631,899	$196,796	$(887)

Weighted average shares outstanding	93,827	90,575	92,676

Income per share—continuing operations	$6.65	$2.38	$—
Income (loss) per share—discontinued operations	0.09	(0.21)	(0.01)

Net income (loss) per share	$6.74	$2.17	$(0.01)

(in thousands, except per-share data)	2008	2007	2006

Diluted income (loss) per share computation:
Income from continuing operations available to common stockholders	$623,630	$215,657	$(371)
Add: Preferred share dividends	3,876	5,100	—
Inducement of preferred shares	5,266	—	—

Income (loss) available to common stockholders and assumed conversions	$632,772	$220,757	$(371)

Weighted average shares outstanding	93,827	90,575	92,676
Add incremental shares from assumed conversions:
Preferred Shares	8,090	12,048	—
Nonvested stock	619	823	—
Common stock options	1	111	—
Common stock warrants	822	2,897	—

Dilutive potential common shares	103,359	106,454	92,676

Income per share—continuing operations	$6.12	$2.07	$—
Income (loss) per share—discontinued operations	0.08	(0.17)	(0.01)

Net income (loss) per share	$6.20	$1.90	$(0.01)

Common stock options totaling 0.1 million for the year ended December 31, 2006 were excluded from the computation of diluted earnings per share because the exercise prices of those options exceeded the average market price of Terra’s stock for the respective periods, and the effect of their inclusion would be antidilutive.

All dilutive instruments were excluded from computation of diluted earnings per share due to the loss available to common stockholders at December 31, 2006.

In September 2008 we commenced individual offers (the inducement offer) to pay a cash premium to holders of our 4.25% Cumulative Convertible Perpetual Series A Preferred Shares (Series A Preferred Shares) who elected to convert their Series A Preferred Shares into shares of Terra common stock, see Note 15, Common Stockholders’ Equity, of the Notes to the Consolidated Financial Statements. A total of 118,400 shares, or 99%, of the outstanding shares of Series A Preferred Shares were surrendered and converted as part of the inducement offer. The former holders of the Series A Preferred Shares received, in the aggregate, the following:

•	11,887,550 shares of Terra common stock; and
•	A cash premium of approximately $5.3 million

When convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of the consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income available to common stockholders in the calculation of earnings per share. As such, the inducement payments and offering costs paid in connection with the inducement offer resulted in a reduction of net income available to common stockholders.

For purposes of our computation of diluted net income per share for the year ended December 31, 2008, the portion of our Series A Preferred Shares that was converted was considered separately from the portion of Series A Preferred Shares that was not converted. The inducement payment was attributed to the portion of the Series A Preferred Shares that was converted. As a result, conversion of the portion of the Series A Preferred Shares that was converted into 11,887,550 weighted average common shares outstanding for the year ended December 31, 2008 was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive. The portion of our Series A Preferred Shares that was not converted was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive.

4. Inventories

Inventories consisted of the following at December 31:

(in thousands)	2008	2007

Raw materials	$17,805	$17,765
Supplies	33,825	35,909
Finished goods	145,461	75,647

Total	$197,091	$129,321

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

We classify a derivative financial instrument as a hedge if all of the following conditions are met:

1.	The item to be hedged must expose us to currency, interest or price risk;
2.	It must be probable that the results of the hedge position substantially offset the effects of currency, interest or price changes on the hedged item (i.e., there is a high correlation between the hedge position and changes in market value of the hedge item); and
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

The following summarizes values and balance sheet effects of open natural gas derivatives at December 31, 2008 and 2007:

	Other	Other
	Current	Current	Deferred	Net Asset
(in thousands)	Assets	Liabilities	Taxes	(Liability)

December 31, 2008	$25,773	$(125,925)	$25,181	$(74,971)
December 31, 2007	4,798	(14,733)	3,022	(6,913)

Certain derivatives outstanding at December 31, 2008 and 2007, which settled during January 2009 and January 2008, respectively, are included in the position of open natural gas derivatives in the table above. The January 2009 derivatives settled for an approximate $39.4 million loss compared to the January 2008 derivatives which settled for an approximate $6.8 million loss. All open derivatives at December 31, 2008 will settle during the next 12 months.

We are required to maintain certain margin deposits on account with derivative counterparties. At December 31, 2008 and 2007, we had margin deposits with derivative counterparties of $36.9 million and $0.1 million, which are reported as “Margin deposits with derivative counterparties” on the Consolidated Statements of Financial Position.

At December 31, 2008 and 2007, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $3.0 million and $1.3 million charge to cost of sales, respectively. At December 31, 2008, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, recorded a $4.3 million charge to cost of sales.

Certain derivative contracts were entered into to mitigate the risk of changes in prices of natural gas purchases associated with fixed-priced sales orders from customers. Due to a significant decline in fertilizer demand during late 2008, we decided to temporarily halt production at our Donaldsonville, Louisiana and Woodward, Oklahoma facilities. We recorded a charge of $16.5 million to cost of sales representing the fair value carried in accumulated other comprehensive income (loss) of related derivative contracts because we no longer anticipate purchasing the natural gas due to the production curtailments. Additionally, we recorded a charge of $16.0 million to cost of sales representing a portion of fair value carried in accumulated other comprehensive income (loss) for those contracts that we determined would not result in production costs that would support reasonably profitable operations.

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

The activity to accumulated other comprehensive loss, net of income taxes, relating to current period hedging transactions for the years ended December 31, 2008 and 2007 follows:

	Years Ended December 31,
	2008		2007
(in thousands)	Gross	Net of tax	Gross	Net of tax

Beginning accumulated loss	$(8,635)	$(5,612)	$(18,210)	$(11,836)
Reclassification into earnings	172,521	105,002	53,665	34,882
Net increase (decrease) in market value	(229,165)	(139,489)	(44,090)	(28,658)

Ending accumulated loss	$(65,279)	$(40,099)	$(8,635)	$(5,612)

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen products sales volumes. At December 31, 2008, we did not have any open nitrogen swap contracts. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. There were no recognized gains or losses related to these derivative instruments for the year ending December 31, 2008, as compared to losses of $3.4 million and $0.6 million for the years ending December 31, 2007 and 2006, respectively.

6.	Fair Value Measurements, Financial Instruments and Concentrations of Credit Risk

On January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157), which, among other things, requires enhanced disclosures of assets and liabilities measured and reported at fair value. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. We adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities as affected by the one-year delay. The adoption of SFAS 157 required additional disclosures as noted below.

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

The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
•	Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$25,773	$—

Total	$—	$25,773	$—

Liabilities
Derivative contracts	$—	$(125,925)	$—

Total	$—	$(125,925)	$—

The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments at December 31, 2008 and 2007.

	2008		2007
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$966.7	$966.7	$698.2	$698.2
Margin deposits with derivative counterparties	36.9	36.9	0.6	0.6
Financial liabilities
Long-term debt	330.0	241.3	330.0	325.1
Preferred shares	1.5	2.7	115.8	580.9

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments.
•	Long-term debt: The fair value of our long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.
•	Preferred shares: Preferred shares are valued on the basis of market quotes, when available and management estimates based on comparisons with similar instruments that are publicly traded.

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

Financial Instruments: At December 31, 2008, we had letters of credit outstanding totaling $6.6 million, guaranteeing various insurance and financing activities.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(in thousands)	2008	2007

Land	$8,416	$8,561
Buildings and improvements	57,352	54,083
Plant and equipment	862,057	860,652
Construction in progress	46,383	7,734

	974,208	931,030

Less accumulated depreciation and amortization	(570,895)	(541,302)

Total	$403,313	$389,728

Depreciation expense for property, plant and equipment for the years ending December 31, 2008, 2007 and 2006 was $51.8 million, $70.6 million and $78.9 million, respectively.

8. Equity Investments

Trinidad and United States

Our investments in Trinidad and U.S. companies that are accounted for on the equity method of accounting consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production plant in Trinidad, (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2, located in Verdigris, Oklahoma, which produces CO2 at our Verdigris nitrogen plant. These investments were $131.6 million at December 31, 2008. We include the net earnings of these investments as equity in earnings of unconsolidated affiliates as an element of income from operations because the investees’ operations provide additional capacity to our operations.

The combined results of operations and financial position of our equity method investments are summarized below:

(in thousands)	2008	2007	2006

Condensed income statement information:
Net sales	$380,540	$151,723	$171,906

Net income	$123,019	$38,411	$44,751

Terra’s equity in earnings of unconsolidated affiliates	$56,237	$16,209	$17,013

(in thousands)	2008	2007

Condensed balance sheet information:
Current assets	$50,582	$45,110
Long-lived assets	173,631	191,394

Total assets	$224,213	$236,504

Current liabilities	$20,212	$25,905
Long-term liabilities	19,380	9,511
Equity	184,621	201,088

Total liabilities and equity	$224,213	$236,504

The carrying value of these investments at December 31, 2008 was $39.3 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.

We have transactions in the normal course of business with PLNL, whereby we are obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the year ended December 31, 2008, we purchased approximately $182.4 million of ammonia from PLNL. During the year ended December 31, 2007, we purchased approximately $77.1 million of ammonia from PLNL.

The total cash distributions from our Trinidad and North America equity method investments were $72.8 million, $29.5 million, and $35.9 million at December 31, 2008, 2007 and 2006, respectively.

United Kingdom

On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between Terra and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest. Subsequent to the formation, we have accounted for our investment in GrowHow as an equity method investment. Pursuant to agreements with Kemira, we received minimum balancing consideration payments totaling £38.0 million ($61.3 million). The Joint Venture Contribution Agreement specifies that we are entitled to receive a minimum balancing consideration payment of up to £60 million based on GrowHow’s operating results for fiscal 2008 to 2010. In addition, we received $27.4 million from GrowHow during 2008 for the refund of working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement. The carrying value of this equity method investment was $139.3 million at December 31, 2008.

Our interest in the joint venture is classified as a non-operating equity investment. We do not include the net earnings of this investment as an element of income from operations since the investees’ operations do not provide additional capacity to us, nor are its operations integrated with our supply chain in North America.

The financial position of our equity method investment in GrowHow at December 31, 2008 and 2007 and the results of operations for the year ended December 31, 2008 and the three months ended December 2007 were:

(in thousands)	2008	2007

Condensed income statement information:
Net sales	$1,111,272	$233,103

Net income	$191,781	$4,253

Terra’s equity in earnings (losses) of unconsolidated affiliates	$95,578	$(2,718)

Condensed balance sheet information:
Current assets	$212,992	$281,021
Long-lived assets	239,589	269,116

Total assets	$452,581	$550,137

Current liabilities	$86,471	$190,371
Long-term liabilities	132,754	174,405
Equity	233,356	185,361

Total liabilities and equity	$452,581	$550,137

The carrying value of these investments at December 31, 2008 was $22.7 million more than our share of GrowHow’s book value. The excess is attributable to basis differences for fixed asset values, which is being depreciated over a period of 12 years, and the balancing consideration payment from GrowHow as previously discussed. Our equity in earnings of GrowHow is different than our ownership interest in GrowHow’s net income due to the amortization of basis differences.

The GrowHow joint venture includes the Kemira site at Ince and our former Teeside and Severnside sites. In January 2008 GrowHow closed the Severnside manufacturing facility. Pursuant to the agreement with Kemira, we are responsible for any remediation costs required to prepare the Severnside site for disposal. We anticipate remediation costs to be approximately $5.0 million to $10.0 million. We have an option to purchase the Severnside land for a nominal amount at any time prior to sale. If we elect not to exercise this option, we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land would exceed the total cost of reclamation of the site.

9. Revolving Credit Facility and Long-Term Debt

Long-term debt and capital lease obligations consisted of the following at December 31:

(in thousands)	2008	2007

Unsecured Senior Notes, 7.0% due 2017	$330,000	$330,000
Less current maturities	—	—

Total long-term debt and and capital lease obligations	$330,000	$330,000

In February 2007, Terra Capital, Inc., (TCAPI) a subsidiary of Terra issued $330 million of 7.0% Unsecured Senior Notes due in 2017 to refinance our Senior Secured Notes due in 2008 and 2010. The notes are unconditionally guaranteed by Terra and certain of its U.S. subsidiaries, see Note 24, Guarantor Subsidiaries, of the Notes to the Consolidated Financial Statements. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors. We recorded a $38.8 million loss on the early retirement of debt.

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

In conjunction with the bond refinancing, we amended the $200 million revolving credit facilities (facilities) to extend the expiration date to January 31, 2012. The revolving facilities are secured by substantially all of our working capital. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable, 60% of eligible finished goods inventory and is reduced by outstanding letters of credit. These facilities include $50 million only available for the use of Terra Nitrogen Company L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving facilities will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At December 31, 2008, the LIBOR rate was 0.44%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans are 0.50% and 1.75%, respectively, at December 31, 2008. The revolving facilities require an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

The facilities also require that there be no change of control related to Terra, such that no individual or group acquires more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facilities.

At December 31, 2008, we had no outstanding revolving credit borrowings and $6.6 million in outstanding letters of credit. The $6.6 million in outstanding letters of credit reduced our borrowing availability to $193.4 million at December 31, 2008. The facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If our borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

10. Turnaround Costs

The following represents a summary of the deferred plant turnaround costs for the year ended December 31, 2008:

		Turnaround		Currency
	Beginning	Costs	Turnaround	Translation	Ending
(in thousands)	Balance	Capitalized	Amortization	Adjustments	Balance

Year ended:
December 31, 2008	$42,190	$10,125	$(27,017)	$(1,831)	$23,467

11. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31:

(in thousands)	2008	2007

Income taxes payable	$63,999	$15,620
Payroll and benefit costs	27,104	24,471
Accrued interest	9,748	9,755
Current accrued phantom shares	4,341	10,074
Other	22,578	28,002

Total	$127,770	$87,922

12. Other Liabilities

Other liabilities consisted of the following at December 31:

(in thousands)	2008	2007

Unrecognized tax benefit (See Note 21)	$35,949	$33,560
Long-term medical and closed facilities reserve	23,887	24,368
Accrued phantom shares	2,430	9,231
Long-term deferred revenue	10,488	10,885
Other	5,799	6,832

Total	$78,553	$84,876

13. Commitments and Contingencies

We are committed to various non-cancelable operating leases for equipment, railcars and production, office and storage facilities expiring on various dates through 2017.

Total minimum rental payments are as follows:

(in thousands)

2009	$40,006
2010	38,184
2011	27,717
2012	22,729
2013	5,703
2014 and thereafter	6,785

Net minimum lease payments	$141,124

Total rental expense under all leases, including short-term cancelable operating leases, was $23.5 million, $23.1 million and $18.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We have entered into various contractual agreements that create an obligation into the future. These agreements expire on various dates through 2018 and are as follows:

(in thousands)

2009	$454,131
2010	171,289
2011	161,762
2012	158,457
2013	147,353
2014 and thereafter	735,300

Total obligations	$1,828,292

Included above are purchase agreements for various services and products relating to operations. These commitments include open purchase orders, inventory purchase commitments and firm utility and natural gas commitments.

We have a contractual agreement to purchase one-half of the ammonia produced by PLNL, our joint venture ammonia plant located in Trinidad. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. The agreement is in place until October of 2018. Assuming purchases of 360,000 short tons per year at the December 2008 average price paid, the annual purchase obligation would be $147.1 million.

We are liable for retiree medical benefits of employees of coal mining operations sold in 1993, under the Coal Industry Retiree Health Benefit Act of 1992, which mandated liability for certain retiree medical benefits for union coal miners. We have provided reserves adequate to cover the estimated present-value of these liabilities at December 31, 2008. Our long-term medical and closed facilities reserve at December 31, 2008, includes $23.9 million for expected future payments for the coal operation’s retirees and other former employees. We may recover a portion of these payments through our rights in bankruptcy against Harman Coal Company (a former coal subsidiary), and subject to damages received by Harman Coal Company through its on-going litigation with Massey Energy Company. No provision for such recoveries has been made in our financial statements.

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

14. Preferred Shares

The components of preferred shares outstanding at December 31:

	2008		2007
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	1,600	$1,544	120,000	$115,800

We have 1,600 shares of Series A Preferred Shares with a liquidation value of $1,000 per share outstanding at December 31, 2008 and 120,000 shares with a liquidation value of $1,000 per share at December 31, 2007. Cumulative dividends of $10.625 per share are payable quarterly. The Series A Preferred Shares are not redeemable, but are convertible into our common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A Preferred Shares may automatically be converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140% of the conversion price for any twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms.

In September 2008 we commenced offers (the inducement offer) to pay a cash premium to holders of the Series A Preferred Shares who elected to convert their Series A Preferred Shares into shares of Terra common stock. A total of 118,400 shares, or 99%, of the outstanding Series A Preferred Shares were surrendered and converted as part of the inducement offer. The former holders of the Series A Preferred Shares received, in the aggregate, the following:

•	11,887,550 shares of Terra common stock; and

•	A cash premium of approximately $5.3 million.

The $5.3 million inducement offer represents the difference between the fair value of all securities and other consideration transferred in the transaction to the preferred stockholders and the fair value of securities issuable pursuant to the original conversion terms of the Series A Preferred Shares less the costs related to the inducement offer.

15. Common Stockholders’ Equity

Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. At December 31, 2008, 1.4 million common shares were reserved for issuance upon award of restricted shares and exercise of employee stock options.

On May 6, 2008, Terra’s Board of Directors declared a dividend of $0.10 per share for every share of the Company’s common stock outstanding on May 19, 2008, payable on June 3, 2008. Subsequent dividends of $0.10 per share for each share of the Company’s common stock were declared on July 16, 2008 for shares of the Company’s common stock outstanding on August 25, 2008, payable on September 12, 2008, and declared on October 15, 2008 for shares of the Company’s common stock outstanding on November 24, 2008, payable on December 12, 2008. Future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, approval from our Board of Directors and other factors.

In connection with the Mississippi Chemical Corporation (MCC) acquisition, we issued warrants to purchase 4.0 million of our common shares at $5.48 per share. These warrants were valued at $21.1 million at the MCC closing. During 2005, shareholders approved the issuance of the underlying shares and the warrant value was reclassified to common stockholders’ equity. During 2008, all of these warrants were exercised and were redeemed for common shares.

(in thousands)	2008	2007

January 1 warrants outstanding	3,288	4,000
Exercised	3,288	712

December 31 warrants outstanding	—	3,288

On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares representing 14% of our outstanding common stock. The stock buyback program commenced on May 7, 2008 and has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices we determine appropriate. Purchases may be commenced or suspended at any time without notice.

During 2008, our repurchases under the stock buyback programs were:

		Weighted
	Number of	Average Price	Total Cost
(in thousands, except average	Shares	of Shares	of Shares
price of shares repurchased)	Repurchased	Repurchased	Repurchased

May 2008	189	$39.65	$7,500
August 2008	772	45.91	35,448
September 2008	1,626	39.69	64,552
October 2008	200	21.90	4,379
November 2008	2,606	17.51	45,621

	5,393	$29.20	$157,500

In September 2008 we commenced individual offers to pay a cash premium to holders of the Series A Preferred Shares who elected to convert 118,400 Series A Preferred Shares into 11,887,550 common shares, see Note 14, Preferred Shares, of the Notes to the Consolidated Financial Statements.

16. Share-Based Compensation

We sponsor two share-based compensation plans, the Terra Industries Inc. Stock Incentive Plan of 2002 (2002 Plan) and the Terra Industries Inc. 2007 Omnibus Incentive Compensation Plan (2007 Plan). The Terra Industries Inc. 1997 Stock Incentive Plan expired and the remaining awards were exercised in 2008. As of December 31, 2008 there were approximately 7,000,000 shares authorized in the 2002 and 2007 Plans. Of the total authorized shares, approximately 565,000 and 3,435,000 shares are available in the 2002 Plan and the 2007 Plan, respectively. The 2002 Plan has 1,367,800 shares reserved and the 2007 Plan has 43,000 shares reserved.

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

On January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)) using the modified prospective method. This Statement requires us to recognize in net income an estimate of expense for stock awards and options over their vesting periods, typically determined as of the date of grant. Under the modified prospective method, this Statement applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, we recognized compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding on January 1, 2006. The compensation cost for that portion of awards was based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. Beginning January 1, 2006, the unearned compensation related to the unvested awards was reclassified as a component of paid-in capital. The cumulative effect of the adoption of SFAS 123(R) related to estimating forfeitures of outstanding awards was not significant.

Compensation cost charged against income and the total income tax benefit recognized for share-based compensation arrangements is included below:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Compensation cost charged to SG&A expense	$8,104	$31,452	$7,010

Total compensation cost charged to income	$8,104	$31,452	$7,010

Income tax benefit	$2,836	$11,008	$2,454

Stock Options

Our stock options required service conditions. No compensation cost was recognized for the stock options as these instruments were fully vested upon adoption of SFAS 123 R.

A summary of stock option activity as of December 31, 2008, and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
(options in thousands)	Number	Price

Outstanding—beginning of period	11	$3.17
Exercised	(11)	3.17

Outstanding—end of period	—	$—

There are no outstanding stock options as of December 31, 2008. No options were granted during 2008, 2007 and 2006.

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

We recognize compensation expense for nonvested stock share awards over the vesting periods based on fair value, which is equal to the market price of our stock on the date of grant. During 2008, 2007 and 2006, we recorded compensation expense of $9.9 million, $11.0 million and $4.3 million, respectively. We recognize compensation expense for the phantom share awards over the vesting periods based on fair value, which is equal to the market price of our stock at each reporting period date. The phantom share awards settle in cash. During 2008 we recognized a stock compensation benefit of $1.8 million related to phantom stock due to a decline in the market price of our stock. In 2007 and 2006, we recorded stock compensation expense of $20.4 million and $2.7 million, respectively. Compensation costs for nonvested stock shares and phantom share awards are reduced for estimated forfeitures and then amortized to expense using the straight-line method. For awards with performance conditions, we estimate the expected number of awards to vest at the time of the award grant. We record the compensation expense for the awards with performance conditions ratably over the requisite service period related to the performance condition, taking into consideration any changes to the expected shares to vest as such matters arise.

A summary of the status of our nonvested share awards as of December 31, 2008, and changes during the year then ended, is:

		Weighted
		Average
		Grant-Date
(in thousands, except fair values)	Shares	Fair Value

Outstanding at January 1, 2008	1,292	$11.57
Granted	126	46.57
Vested	(516)	10.18
Terminated	(5)	34.69

Outstanding at December 31, 2008	897	$14.49

The fair value of the nonvested shares and phantom shares that vested during 2008 was $38.1 million and $5.1 million, respectively. The fair value of the nonvested shares and phantom shares that vested during 2007 was $9.4 million and $3.3 million, respectively.

At December 31, 2008, the total unrecognized compensation cost related to all nonvested share awards was $9.1 million. That cost is expected to be recognized over a weighted-average period of 0.8 years.

17. Retirement Benefit Plans

We maintain defined benefit pension plans that cover certain salaried and hourly employees. Benefits are based on a pay formula. We adopted the recognition and related disclosure provisions of FASB

Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), at the end of 2006. This resulted in a $13.3 million increase in the pension liabilities and increased accumulated other comprehensive income and deferred tax assets by $8.6 million and $4.7 million, respectively. In 2008, we adopted the measurement date provisions of SFAS 158 and converted to a December 31 measurement date. We had previously used a September 30 measurement date in 2007. This adoption resulted in a $1.0 million decrease in retained earnings related to the additional pension expense for the period from October 1, 2007 through December 31, 2007.

The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. We also have certain non-qualified pension plans covering executives, which are unfunded. We accrue pension costs based upon actuarial information we obtain for each plan and fund these costs in accordance with statutory requirements.

The components of net periodic pension expense are:

(in thousands)	2008	2007	2006

Service cost	$3,665	$3,113	$2,991
Interest cost	23,239	17,648	24,926
Adjustment for measurement date change	(5,380)	—	—
Expected return on plan assets	(18,804)	(18,063)	(24,224)
Amortization of prior service cost	(37)	(36)	(36)
Amortization of actuarial loss	646	1,871	5,636
Termination charge	—	—	492

Pension expense	$3,329	$4,533	$9,785

We have defined benefit plans in the U.S. and Canada. During 2007, we contributed our Terra Nitrogen (UK) subsidiary into a joint venture. The joint venture assumed the pension liabilities associated with Terra Nitrogen (UK). We administer our plans to comply with the applicable laws in each country.

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2008:

(in thousands)	U.S.	Canada	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$253,446	$52,171	$305,617
Service cost	2,134	1,531	3,665
Interest cost	19,808	3,431	23,239
Actuarial gain	(4,118)	(4,501)	(8,619)
Foreign currency exchange rate changes	—	(10,131)	(10,131)
Benefits paid	(19,435)	(2,331)	(21,766)

Projected benefit obligation—end of year	251,835	40,170	292,005

Change in Plan Assets
Fair value plan assets—beginning of year	250,319	56,000	306,319
Actual return on plan assets	12,137	(3,395)	8,742
Foreign currency exchange rate changes	—	(10,634)	(10,634)
Employer contribution	688	1,902	2,590
Benefits paid	(19,435)	(2,331)	(21,766)

Fair value plan assets—end of year	243,709	41,542	285,251

Funded Status	(8,126)	1,372	(6,754)
Unrecognized net actuarial loss	18,394	9,147	27,541
Unrecognized prior service cost	(236)	—	(236)

Prepaid benefit cost	$10,032	$10,519	$20,551

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2007:

(in thousands)	U.S.	Canada	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$260,597	$44,040	$304,637
Service cost	1,809	1,304	3,113
Interest cost	15,159	2,489	17,648
Actuarial (gain) loss	(9,169)	(2,644)	(11,813)
Foreign currency exchange rate changes	—	8,171	8,171
Benefits paid	(14,950)	(1,189)	(16,139)

Projected benefit obligation—end of year	253,446	52,171	305,617

Change in Plan Assets
Fair value plan assets—beginning of year	191,463	35,940	227,403
Actual return on plan assets	25,347	2,614	27,961
Foreign currency exchange rate changes	—	7,824	7,824
Employer contribution	48,459	10,811	59,270
Benefits paid	(14,950)	(1,189)	(16,139)

Fair value plan assets—end of year	250,319	56,000	306,319

Funded Status	(3,127)	3,829	702
Unrecognized net actuarial loss	14,933	9,265	24,198
Unrecognized prior service cost	(282)	—	(282)

Prepaid benefit cost	$11,524	$13,094	$24,618

The amounts recognized in the Consolidated Statement of Financial Position for the plans described above are as follows:

(in thousands)	2008	2007

Accrued (prepaid) benefit cost	$(20,551)	$(24,617)
Accumulated other comprehensive loss	17,179	15,638
Deferred tax asset	10,126	8,277
Funding subsequent to valuation	—	—

Amount recognized	6,754	(702)

Pension liability	3,275	10,653
Less: current portion	(859)	(683)

Pension liabilities	$9,170	$9,268

The accumulated benefit obligation for our pension plans was $282.1 million and $293.9 million at December 31, 2008 and 2007, respectively. The projected benefit obligation for our pension plans was $292.0 million and $305.6 million at December 31, 2008 and 2007, respectively. Pension plan assets were $6.8 million less than the projected benefit obligation at December 31, 2008 and were $0.7 million more than the projected benefit obligation at December 31, 2007.

We have two pension plans in the United States—Terra Industries Inc. Employees’ Retirement Plan (Employee’s Retirement Plan) and Terra Industries Inc. Excess Benefit Plan (Excess Benefit Plan). Our

Employees Retirement Plan is fully funded and has a $1.8 million asset balance. Our Excess Benefit Plan is not funded and has a $9.9 liability balance.

The assumptions used to determine the actuarial present value of benefit obligations and pension expense during each of the years ended December 31 were as follows:

	2008	2007	2006

Weighted average discount rate	6.7%	6.3%	5.5%
Long-term per annum compensation increase	4.1%	3.6%	3.3%
Long-term return on plan assets	6.6%	5.4%	7.6%

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

The percentage of the Fair Market Value of the total plan assets for each major asset category of the plan’s assets is as follows:

	2008	2007

Asset Allocation
Equities	11.3%	23.4%
Bonds	81.7%	23.9%
Cash equivalents	7.0%	52.7%

	100.0%	100.0%

During the 2008 first quarter, we fully funded our Employees Retirement Plan and our Canadian Pension Plan. As a result, we changed our plan asset allocation to 25% and 75% for equities and bonds, respectively. The expected benefits to be paid from the pension plan are as follows:

(in thousands)	Payments

Estimated Future Benefit Payments
2009	$18,505
2010	19,226
2011	19,918
2012	20,713
2013	21,577
2014-2018	119,760

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of pension expense at December 31, 2008, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2009 are:

Components of accumulated other comprehensive loss:

(in thousands)

Net actuarial loss	$27,442
Net prior service cost (credit)	(236)
Net transition obligation (asset)	—

$27,206

Expected amortization during 2009:

(in thousands)

Amortization of net transition obligation	$—
Amortization of prior service cost	(38)
Amortization of net losses	912

$874

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans totaled $4.1 million in 2008, $5.4 million in 2007 and $5.3 million in 2006.

18. Post-Retirement Benefits

We provide health care benefits for certain North American employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. The plan is unfunded.

The following table indicates the components of the post-retirement medical benefits obligation included in our Consolidated Statements of Financial Position at December 31:

(in thousands)	2008	2007

Change in Benefit Obligation
Projected benefit obligation—beginning of year	$5,235	$5,464
Service cost	17	12
Interest cost	397	311
Participants’ contributions	194	181
Actuarial loss	183	5
Foreign currency exchange rate changes	(198)	159
Benefits paid	(1,126)	(897)

Projected benefit obligation—end of year	4,702	5,235

Change in Plan Assets

Fair value plan assets—beginning of year	—	—
Employer contribution	932	716
Participants’ contributions	194	181
Benefits paid	(1,126)	(897)

Fair value plan assets—end of year	—	—

Funded Status	(4,702)	(5,235)

Unrecognized net actuarial gain	1,645	1,583
Unrecognized prior service cost	605	692
Employer contribution	—	179

Accrued benefit cost	$(2,452)	$(2,781)

Net periodic post-retirement medical benefit expense consisted of the following components:

(in thousands)	2008	2007	2006

Service cost	$17	$12	$11
Interest cost	397	311	228
Adjustment for measurement date change	(65)	—	—
Amortization of prior service cost	69	69	77
Amortization of actuarial gain	96	89	—

Post-retirement medical benefit expense	$514	$481	$316

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) at December 31, 2008 was $4.7 million. The PBO and ABO at December 31, 2007 was $5.2 million.

We limit our future obligation for post-retirement medical benefits by capping at 5% the annual rate of increase in the cost of claims we assume under the plan. The weighted average discount rate used in determining the accumulated post-retirement medical benefit obligation was 6.7% in 2008, 6.3% in 2007 and 5.98% in 2006. The assumed annual health care cost trend rate was 5% in 2008, 2007 and 2006. The impact on the benefit obligation of a 1% increase in the assumed health care cost trend rate would be approximately $0.4 million while a 1% decline in the rate would decrease the benefit obligation by approximately $0.4 million.

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

Future benefit payments expected to be paid for post-retirement medical benefits are as follows:

Estimated future benefit payments

(in thousands)	Payments

2009	$482
2010	479
2011	512
2012	548
2013	540
2014-2017	2,783

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of retiree medical expense at December 31, 2008, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2009 are:

Components of accumulated other comprehensive loss:

(in thousands)

Net actuarial loss	$1,645
Net prior service cost	605
Net transition obligation	—

$2,250

Expected amortization during 2008:

(in thousands)

Amortization of net transition obligation	$—
Amortization of prior service cost	69
Amortization of net losses	102

$171

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

The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2008, 2007 and 2006 are:

	Foreign		Pension and
	Currency		Post-retirement
	Translation	Fair Value of	Benefit
(in thousands)	Adjustment	Derivatives	Liabilities	Total

Balance January 1, 2006	$(9,100)	$(5,109)	$(55,934)	$(70,143)
Change in foreign currency translation adjustment	33,618	—	—	33,618
Reclassification to earnings	—	31,693	—	31,693
Change in fair value of derivatives	—	(38,420)	—	(38,420)
Change in pension and post-retirement benefit liabilities	—	—	(11,850)	(11,850)
Adoption of SFAS 158	—	—	(8,637)	(8,637)

Balance December 31, 2006	24,518	(11,836)	(76,421)	(63,739)

Change in foreign currency translation adjustment	(46,882)	—	—	(46,882)
Reclassification to earnings	—	34,882	—	34,882
Change in fair value of derivatives	—	(28,658)	—	(28,658)
Change in pension and post-retirement benefit liabilities	—	—	15,797	15,797
Transfer of U.K. pension plan to GrowHow UK Limited	—	—	43,272	43,272

Balance December 31, 2007	(22,364)	(5,612)	(17,352)	(45,328)

Change in foreign currency translation adjustment	(98,308)	—	—	(98,308)
Reclassification to earnings	—	105,002	—	105,002
Change in fair value of derivatives	—	(139,489)	—	(139,489)
Change in pension and post-retirement benefit liabilities	—	—	(1,180)	(1,180)

Balance December 31, 2008	$(120,672)	$(40,099)	$(18,532)	$(179,303)

20. Income Taxes

Components of the income tax provision applicable to continuing operations are as follows:

(in thousands)	2008	2007	2006

Current:
Federal	$210,635	$3,892	$1,020
International	24,678	6,056	4,351
State	19,718	13,968	442

	255,031	23,916	5,813

Deferred:
Federal	(11,974)	87,209	6,417
International	3,246	14,653	(2,710)
State	(6,452)	1,538	70

	(15,180)	103,400	3,777

Total income tax provision	$239,851	$127,316	$9,590

The following table reconciles the income tax provision per the Consolidated Statements of Operations to the federal statutory provision:

(in thousands)	2008	2007	2006

Income before income taxes:
Domestic	$687,718	$270,857	$7,429
International	184,905	77,216	6,890

	872,623	348,073	14,319

Statutory income tax expense:
Domestic	270,541	108,071	2,775
International	29,392	24,699	2,841

	299,933	132,770	5,616

Effects of international restructuring	(33,299)	—	—
State and federal tax credits	(19,510)	—	—
Domestic production activity deduction	(13,275)	—	—
Reduction to foreign tax rates	(507)	(4,043)	—
Foreign exchange gain	—	—	3,553
Valuation allowance	414	4,178	(367)
Foreign tax credit	—	(6,765)	—
Other	6,095	1,176	788

Income tax expense	$239,851	$127,316	$9,590

The tax effect of net operating loss (NOL), tax credit carryforwards and significant temporary differences between reported and taxable earnings that gave rise to net deferred tax assets (liabilities) were as follows:

(in thousands)	2008	2007

Current deferred tax asset
Accrued liabilities	$6,428	$2,736
Inventory valuation	760	354
Unsettled derivative losses	—	3,223

Net current deferred tax asset	7,188	6,313

Non-current deferred tax liability
Depreciation	(94,467)	(125,183)
Investments in partnership	(1,195)	(7,301)
Investment in affiliates	(2,578)	(43,596)
Intangible asset	(732)	(1,480)
Unfunded employee benefits	(5,723)	13,992
Discontinued business costs	8,664	8,920
Deferred revenues—long-term	4,079	—
NOL, capital loss and tax credit carryforwards	32,633	74,283
Valuation allowance	(32,154)	(31,740)
Accumulated other comprehensive income	36,203	12,097
Other, net	(6,173)	154

Net noncurrent deferred tax liability	(61,443)	(99,854)

Net deferred tax liability	$(54,255)	$(93,541)

Our remaining NOLs at December 31, 2008 were generated in tax year 1996. These NOLs, if unused, will begin to expire in 2011. A full valuation allowance has been established against these NOL credit carryforwards as it is more likely than not that we will not be able to benefit from these NOLs.

United States income taxes have not been provided on undistributed earnings of international subsidiaries and affiliated corporate joint ventures. Those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, Terra may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

21. Unrecognized Tax Benefit

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

The following table summarizes the activity related to our unrecognized tax benefits, interest and penalties:

(in thousands)	Total

Unrecognized tax benefits at January 1, 2008	$33,560
Gross increases (decreases)—tax positions in prior periods	—
Gross increases (decreases)—tax positions in current period	—
Decreases relating to settlements with tax authorities	—
Decreases from the lapse of applicable statue of limitations	—

Unrecognized tax benefits at December 31, 2008	$33,560
Accrued interest and penalties	2,389

Total FIN 48 liability	$35,949

The primary jurisdictions in which we or one of our subsidiaries files income tax returns are the United States including state and local jurisdictions, Canada and the United Kingdom, see Note 8, Equity Investments, of the Notes to the Consolidated Financial Statements. U.S. tax authorities have completed their federal income tax examinations for all years prior to 1998. With respect to state and local jurisdictions inside the United States, with limited exceptions, Terra and its subsidiaries are no longer subject to income tax audits for years before 2001. For jurisdictions in Canada and the United Kingdom, income tax returns remain subject to examination by tax authorities for calendar years beginning in 2001 and 2005, respectively. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The adoption of FIN 48 had no impact on our financial statements other than the reclassification of the unrecognized tax benefit. Other liabilities include a FIN liability of $35.9 million at December 31, 2008. There are no expected changes in the next twelve months. If recognized, the $35.9 million of the FIN 48 liability would have an impact on the effective tax rate.

When applicable, we recognize interest accrued and penalties related to unrecognized tax benefits in income taxes on the statement of operations. Interest and penalties were recognized at December 31, 2008 in the amount of $2.4 million.

22. Industry Segment Data

We operate in one principal industry segment—Nitrogen Products. The Nitrogen Products business produces and distributes ammonia, urea, UAN, ammonium nitrate and other nitrogen products to agricultural and industrial users.

The following summarizes geographic information about Terra:

	Revenues			Long-lived Assets
	Year Ended December 31,			December 31,
(in thousands)	2008	2007	2006	2008(1)	2007(1)	2006

United States	$2,785,269	$1,954,060	$1,380,968	$523,968	$572,329	$663,994
Canada	106,210	69,760	63,902	196,585	286,088	49,637
United Kingdom(1)	—	319,109	374,826	—	—	238,577

	$2,891,479	$2,342,929	$1,819,696	$720,553	$858,417	$952,208

(1)	On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between Terra and Kemira GrowHow Oyj. Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest. Subsequent to the formation, we have accounted for our investment in GrowHow as an equity method investment and it is included in our Canadian long-lived assets for the years 2008 and 2007.

23. Minority interest

We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own 24.7% of the limited partnership interests. TNCLP has its manufacturing facility in Verdigris, Oklahoma and is a major U.S. producer of nitrogen fertilizer products. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors limited partnership interest in the partnership has been recorded as minority interest on our consolidated financial statements. The minority interest represents the minority unitholders’ interest in the equity of TNCLP. At December 31, 2008 and 2007, we reported minority interest in the statement of financial position of $107.9 million and $109.7 million, respectively. For the years 2008, 2007 and 2006, we recorded minority unitholders’ interest in the statement of operations of $67.7 million, $50.3 million and $11.3 million, respectively.

TNCLP makes cash distributions to the General and Limited Partners based upon formulas defined within the Agreement of Limited Partnership. Available Cash for distribution is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Cash distributions to the Limited Partner and General Partner vary depending on when the cumulative distributions exceed the Minimum Quarterly Distribution (MQD) target levels set forth in the Agreement of Limited Partnership.

During 2008 the cumulative shortfall of the MQD was satisfied which entitled us to increased income allocations as provided for in the Agreement of Limited Partnership. The increased income allocation attributed to our General Partner interest was $36.6 million for 2008.

On February 10, 2009, TNCLP announced a $2.97 per unit distribution to be paid during the first quarter of 2009.

24. Guarantor Subsidiaries

Terra Industries Inc, excluding all majority owned subsidiaries, (Parent) files a consolidated United States federal income tax return. Beginning in 1995, the Parent adopted the tax sharing agreements, under which all domestic operating subsidiaries provide for and remit income taxes to the Parent based on their pretax accounting income, adjusted for permanent differences between pretax accounting income and taxable income. The tax sharing agreements allocated the benefits of operating losses and temporary differences between financial reporting and tax basis income to the Parent.

Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. (TCAPI), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Unsecured Notes (see Note 9, Revolving Credit Facility and Long-Term Debt, of the Notes to the Consolidated Financial Statements) for December 31, 2008, 2007 and 2006 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.

Guarantor subsidiaries include: subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi; and Beaumont, Texas plants; Terra Environmental Technologies; Terra Global

Holding Company Inc., Terra Investment Fund LLC I, Terra Investment Fund LLC II, Terra (U.K.) Holdings Inc., and the corporate headquarters facility in Sioux City, Iowa. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries. In 2008, we declared the Beaumont, Texas facility as a discontinued operation and classified the facility as held for sale pursuant to SFAS 144. In December 2008, the Beaumont, Texas facility was sold, see Note 2, Discontinued Operations, of the Notes to the Consolidated Financial Statements.

Condensed Consolidating Statement of Financial Position at December 31, 2008:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$331,714	$284,658	$350,328	$—	$966,700
Accounts receivable, net	9	74	73,358	56,949	—	130,390
Inventories	—	—	111,295	85,796	—	197,091
Margin deposits with derivative counterparties	—	36,945	—	—	—	36,945
Other current assets	23,807	10,440	13,596	13,495	—	61,338
Current assets held for sale—discontinued operations	—	—	—	—	—	—

Total current assets	23,816	379,173	482,907	506,568	—	1,392,464

Property, plant and equipment, net	—	6,037	288,449	108,827	—	403,313
Equity method investments	—	—	10,117	260,798	—	270,915
Deferred plant turnaround costs, intangible and other assets	2,230	7,156	21,146	15,793	—	46,325
Investments in and advances to (from) affiliates	1,248,834	95,285	3,106,388	588,172	(5,038,679)	—
Noncurrent assets held for sale—discontinued operations		—	—	—	—	—

Total Assets	$1,274,880	$487,651	$3,909,007	$1,480,158	$(5,038,679)	$2,113,017

Liabilities
Accounts payable	$205	$62	$70,473	$29,153	$—	$99,893
Customer prepayments	—	—	58,922	52,670	—	111,592
Derivative hedge liabilities	35,254	7,476	39,880	43,315	—	125,925
Accrued and other liabilities	51,861	8,947	42,261	24,701	—	127,770
Current liabilities held for sale—discontinued operations				—	—	—

Total current liabilities	87,320	16,485	211,536	149,839	—	465,180

Long-term debt	—	330,000	—	—	—	330,000
Deferred income taxes	51,770	—	—	9,673	—	61,443
Pension and other liabilities	74,975	—	10,983	1,765	—	87,723
Minority interest	—	21,042	86,814	—	—	107,856
Noncurrent liabilities held for sale—discontinued operations		—	—	—	—	—

Total liabilities and minority interest	214,065	367,527	309,333	161,277	—	1,052,202

Condensed Consolidating Statement of Financial Position at December 31, 2008: (continued)

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Preferred stock—liquidation value of $1,600	1,544	—	—	—	—	1,544
Common Stockholders’ Equity Common stock	152,111	—	73	83,332	(83,405)	152,111
Paid in capital	579,164	150,218	2,201,646	963,435	(3,315,299)	579,164
Accumulated other comprehensive income (loss)	(179,303)	—	—	(170,574)	170,574	(179,303)
Retained earnings (accumulated deficit)	507,299	(30,094)	1,397,955	442,688	(1,810,549)	507,299

Total stockholders’ equity	1,059,271	120,124	3,599,674	1,318,881	(5,038,679)	1,059,271

Total liabilities and stockholders’ equity	$1,274,880	$487,651	$3,909,007	$1,480,158	$(5,038,679)	$2,113,017

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2008:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$1,709,509	$1,170,746	$—	$2,880,255
Other income	—	—	8,064	3,160	—	11,224

Total revenues	—	—	1,717,573	1,173,906	—	2,891,479

Cost and Expense
Cost of sales	—	333	1,368,161	659,758	—	2,028,252
Selling, general and administrative expenses	2,776	(11,595)	47,326	32,229	—	70,736
Equity (earnings) loss of unconsolidated affiliates	—	—	(58,923)	2,686	—	(56,237)

Total cost and expenses	2,776	(11,262)	1,356,564	694,673	—	2,042,751

Income (loss) from operations	(2,776)	11,262	361,009	479,233	—	848,728
Interest income	—	13,044	777	9,549	—	23,370
Interest expense	(1,860)	(24,840)	8,012	(8,681)	—	(27,369)
Loss on debt	—	—	—	—	—	—
Foreign currency gain (loss)	—	—	—	—	—	—

Income (loss) before taxes and minority interest	(4,636)	(534)	369,798	480,101	—	844,729
Income tax benefit (provision)	1,368	(104,556)	(109,165)	(27,498)	—	(239,851)
Minority interest	—	(13,063)	(54,621)	—	—	(67,684)
Equity (earnings) loss of unconsolidated affiliates	644,309	762,462	—	95,578	(1,406,771)	95,578

Income from continuing operations—net of tax	641,041	644,309	206,012	548,181	(1,406,771)	632,772
Income from discontinued operations—net of tax	—	—	8,269	—	—	8,269

Net Income (Loss)	$641,041	$644,309	$214,281	$548,181	$(1,406,771)	$641,041

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$641,041	$644,309	$214,281	$548,181	$(1,406,771)	$641,041
Income from discontinued operations	—	—	8,269	—	—	8,269

Income (loss) from continuing operations	641,041	644,309	206,012	548,181	(1,406,771)	632,772
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	43,657	35,197	—	78,854
Loss on sale of property, plant and equipment	—	—	1,146	1,175	—	2,321
Deferred income taxes	(15,180)	—	—	—	—	(15,180)
Minority interest in earnings	—	(362)	68,046	—	—	67,684
Distributions in excess of (less than) equity earnings	(644,309)	(762,462)	5,657	2,686	1,406,771	8,343
Equity earnings—GrowHow UK Limited	—	—	—	(95,578)	—	(95,578)
Non-cash loss on derivatives	39,779	—	—	—	—	39,779
Share-based compensation	8,104	—	—	—	—	8,104
Amortization of intangible and other assets	—	—	5,284	3,421	—	8,705
Change in operating assets and liabilities—continuing operations	(142,756)	(44,363)	(22,187)	(51,515)	—	(260,821)

Net cash flows from operating activities—continuing operations	(113,321)	(162,878)	307,615	443,567	—	474,983
Net cash flows from operating activities—discontinued operations	—	—	8,161	—	—	8,161

Net Cash Flows from Operating Activities	(113,321)	(162,878)	315,776	443,567	—	483,144

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(77,109)	(12,198)	—	(89,307)
Proceeds from the sale of property, plant and equipment	—	—	1,666	407	—	2,073
Distributions received from unconsolidated affiliate	—	—	8,180	—	—	8,180
Contribution settlement received from GrowHow UK Limited	—	—	—	27,427	—	27,427
Balancing consideration payment from GrowHow UK Limited	—	—	—	61,272	—	61,272

Net cash flows from investing activities—continuing
operations	—	—	(67,263)	76,908	—	9,645

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008: (continued)

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows from investing activities—discontinued operations	—	—	41,879	—	—	41,879

Net Cash Flows from Investing Activities	—	—	(25,384)	76,908	—	51,524

Financing Activities
Preferred share dividends paid	(3,876)	—	—	—	—	(3,876)
Preferred share inducement	(5,266)	—	—	—	—	(5,266)
Common stock dividends paid	(28,274)	—	—	—	—	(28,274)
Common stock issuances and vestings	(9,839)	—	—	—	—	(9,839)
Change in investments and advances from (to) affiliates	305,954	438,735	(203,322)	(1,072,883)	531,516	—
Excess tax benefits from equity compensation plans	12,122	—	—	—	—	12,122
Payments under share repurchase program	(157,500)	—	—	—	—	(157,500)
Distributions to minority interests	—	—	(69,557)	—	—	(69,557)

Net cash flows from financing activities—continuing operations	113,321	438,735	(272,879)	(1,072,883)	531,516	(262,190)
Net cash flows from financing activities—discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	113,321	438,735	(272,879)	(1,072,883)	531,516	(262,190)

Effect of Foreign Exchange Rate on Cash	—	—	—	(4,016)	—	(4,016)

Increase (Decrease) in Cash and Cash Equivalents	—	275,857	17,513	(556,424)	531,516	268,462

Cash and Cash Equivalents at Beginning of Year	—	55,857	267,145	906,752	(531,516)	698,238

Cash and Cash Equivalents at End of Year	$—	$331,714	$284,658	$350,328	$—	$966,700

Condensed Consolidating Statement of Financial Position at December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$55,857	$267,145	$906,752	$(531,516)	$698,238
Accounts receivable, net	1	2	98,469	72,711	—	171,183
Inventories	—	—	95,781	32,104	1,436	129,321
Margin deposits with derivative counterparties	—	638	—	—	—	638
Other current assets	10,614	—	11,127	6,454	—	28,195
Current assets held for sale—discontinued operations	—	—	2,335	—	—	2,335

Total current assets	10,615	56,497	474,857	1,018,021	(530,080)	1,029,910

Property, plant and equipment, net	—	—	264,198	125,530	—	389,728
Equity method investments	—	—	10,488	341,498	—	351,986
Deferred plant turnaround costs, intangible and other assets	6,732	8,333	18,984	45,174	(5,549)	73,674
Investments in and advances to (from) affiliates	910,478	365,762	1,848,352	57,752	(3,182,344)	—
Noncurrent assets held for
sale—discontinued operations	—	—	43,029	—	—	43,029

Total Assets	$927,825	$430,592	$2,659,908	$1,587,975	$(3,717,973)	$1,888,327

Liabilities
Accounts payable	$128	$—	$66,945	$43,614	$—	$110,687
Customer prepayments	—	—	125,036	174,315	—	299,351
Derivative hedge liabilities	5,456	—	1,318	7,959	—	14,733
Accrued and other liabilities	20,259	9,169	44,190	14,304	—	87,922
Current liabilities held for sale—discontinued operations	—	—	4,993	—	—	4,993

Total current liabilities	25,843	9,169	242,482	240,192	—	517,686

Long-term debt	—	330,000	—	—	—	330,000
Deferred income taxes	86,157	—	—	10,113	3,584	99,854
Pension and other liabilities	79,650	—	11,628	2,866	—	94,144
Minority interest	—	21,404	88,325	—	—	109,729
Noncurrent liabilities held for
sale—discontinued operations	—	—	739	—	—	739

Total liabilities and minority interest	191,650	360,573	343,174	253,171	3,584	1,152,152

Preferred stock—liquidation Value of $120,000	115,800	—	—	—	—	115,800
Common Stockholders’ Equity Common stock	142,170	—	73	32,458	(32,531)	142,170
Paid in capital	618,874	150,218	1,910,748	1,133,745	(3,194,711)	618,874
Accumulated other comprehensive income (loss)	(45,328)	—	—	281,850	(281,850)	(45,328)
Retained earnings (accumulated deficit)	(95,341)	(80,199)	405,913	(113,249)	(212,465)	(95,341)

Total stockholders’ equity	620,375	70,019	2,316,734	1,334,804	(3,721,557)	620,375

Total liabilities and stockholders’ equity	$927,825	$430,592	$2,659,908	$1,587,975	$(3,717,973)	$1,888,327

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$1,181,736	$1,154,138	$—	$2,335,874
Other income	—	—	5,104	1,951	—	7,055

Total revenues	—	—	1,186,840	1,156,089	—	2,342,929

Cost and Expense
Cost of sales	900	345	982,627	831,548	1	1,815,421
Selling, general and administrative expenses	2,179	(10,611)	32,439	67,962	2	91,971
Equity earnings of unconsolidated affiliates	—	—	(16,209)	—	—	(16,209)

Total cost and expenses	3,079	(10,266)	998,857	899,510	3	1,891,183

Income (loss) from operations	(3,079)	10,266	187,983	256,579	(3)	451,746
Interest income	—	6,093	5,077	6,092	—	17,262
Interest expense	(1,860)	(26,909)	(6)	(325)	—	(29,100)
Loss on debt	—	(38,836)	—	—	—	(38,836)
Foreign currency gain (loss)	—	(1,886)	8	1,878	—	—

Income (loss) before tax and minority interests	(4,939)	(51,272)	193,062	264,224	(3)	401,072
Income tax benefit (provision)	1,790	(37,582)	(70,815)	(20,709)	—	(127,316)
Minority interest	—	(9,704)	(40,577)	—	—	(50,281)
Equity (earnings) loss of unconsolidated affiliates	205,045	303,602	—	(2,718)	(508,647)	(2,718)

Income from continuing operations—net of tax	201,896	205,044	81,670	240,797	(580,650)	220,757
Income from discontinued operations—net of tax	—	—	(18,861)	—	—	(18,861)

Net Income (Loss)	$201,896	$205,044	$62,809	$240,797	$(508,650)	$201,896

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$201,896	$205,044	$62,809	$240,796	$(508,649)	$201,896
Loss from discontinued operations	—	—	(18,861)	—	—	(18,861)

Income (loss) from continuing operations	201,896	205,044	81,670	240,796	(508,649)	220,757
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	40,407	54,377	—	94,784
Deferred income taxes	90,879	—	12,521	—	—	103,400
Minority interest in earnings	—	2,903	47,378	—	—	50,281
Distributions in excess of (less than) equity earnings	(205,045)	(303,602)	8,536	379,935	128,712	8,536
Equity earnings—GrowHow
UK Limited	—	—	—	2,718	—	2,718
Non-cash loss on derivatives	1,300	—	—	—	—	1,300
Share-based compensation	28,103	—	—	—	(1)	28,102
Amortization of intangible and other assets	—	—	3,713	3,240	1	6,954
Non-cash loss on early retirement of debt	—	4,662	—	—	—	4,662
Change in operating assets and liabilities—continuing operations	(83,235)	4,952	77,745	460,091	(247,263)	212,290

Net cash flows from operating activities—continuing operations	33,898	(86,041)	271,970	1,141,157	(627,200)	733,784
Net cash flows from operating activities—discontinued operations	—	—	14,081	—	—	14,081

Net Cash Flows from Operating Activities	33,898	(86,041)	286,051	1,141,157	(627,200)	747,865

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(18,676)	(63,699)	(1)	(82,376)
Cash retained by GrowHow UK Limited	—	—	—	(16,788)	—	(16,788)
Proceeds from the sale of property, plant and equipment	—	—	24	—	—	24
Distributions received from unconsolidated affiliate	—	—	4,705	—	—	4,705

Net cash flows from investing activities—continuing
operations	—	—	(13,947)	(80,487)	(1)	(94,435)

Net Cash Flows from Investing Activities	—	—	(13,947)	(80,487)	(1)	(94,435)

Financing Activities

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007: (continued)

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Issuance of debt	—	330,000	—	—	—	330,000
Payments under borrowing arrangements	—	(331,300)	(1)	—	1	(331,300)
Payments for debt issuance costs	—	(6,444)	—	—	—	(6,444)
Preferred share dividends paid	(5,100)	—	—	—	—	(5,100)
Common stock issuances and vestings	(1,424)	—	—	—	—	(1,424)
Change in investments and advances from (to) affiliates	56,734	48,906	30,281	(231,607)	95,686	—
Excess tax benefits from equity compensation plans	3,317	—	—	—	—	3,317
Payments under share repurchase program	(87,426)	—	—	—	—	(87,426)
Distributions to minority interests	—	—	(35,239)	—	—	(35,239)

Net cash flows from financing activities—continuing operations	(33,899)	41,162	(4,959)	(231,607)	95,687	(133,616)

Net Cash Flows from Financing Activities	(33,899)	41,162	(4,959)	(231,607)	95,687	(133,616)

Effect of Foreign Exchange Rate Changes on Cash	—	—	—	(593)	—	(593)

Increase (Decrease) in Cash and Cash Equivalents	(1)	(44,879)	267,145	828,470	(531,514)	519,221

Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Year	$—	$55,857	$267,145	$906,752	$(531,516)	$698,238

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$846,785	$969,261	$(1)	$1,816,045
Other income	—	—	1,438	2,213	—	3,651

Total revenues	—	—	848,223	971,474	(1)	1,819,696

Cost and Expense
Cost of sales	—	—	851,309	901,940	(52,070)	1,701,179
Selling, general and administrative expenses	2,358	(8,142)	5,557	16,549	52,069	68,391
Equity (earnings) loss of Unconsolidated affiliates	29,853	(184,740)	(91,993)	(46,002)	275,869	(17,013)

Total cost and expenses	32,211	(192,882)	764,873	872,487	275,868	1,752,557

Income (loss) from operations	(32,211)	192,882	83,350	98,987	(275,869)	67,139
Interest income	—	(167)	7,004	(1,267)	887	6,457
Interest expense	(1,860)	(42,320)	(8)	1,610	(5,413)	(47,991)

Income (loss) before income taxes and minority interest	(34,071)	150,395	90,346	99,330	(280,395)	25,605
Income tax benefit (provision)	(7,607)	—	(343)	(1,642)	2	(9,590)
Minority interest	—	(2,178)	(9,108)	—	—	(11,286)

Income from continuing operations—net of tax	(41,678)	148,217	80,895	97,688	(280,393)	4,729
Income from discontinued operations—net of tax	—	—	(516)	—	—	(516)

Net Income (Loss)	$(41,678)	$148,217	$80,379	$97,688	$(280,393)	$4,213

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(41,678)	$148,217	$80,379	$97,688	$(280,393)	$4,213
Loss from discontinued operations	—	—	(516)	—	—	(516)

Income (loss) from continuing operations	(41,678)	148,217	80,895	97,688	(280,393)	4,729
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	43,907	34,968	29,194	108,069
Deferred income taxes	—	—	—	3,777	—	3,777
Minority interest in earnings	—	452	10,838	—	(4)	11,286
Distributions in excess of (less than) equity earnings	(29,853)	184,740	91,993	46,002	(283,680)	9,202
Non-cash loss on derivatives	—	—	589	344	—	933
Share-based compensation	7,010	—	—	—	—	7,010
Amortization of intangible and other assets	—	2,928	1,882	186	1,882	6,878
Change in operating assets and liabilities—continuing operations	33,137	(73,758)	(38,808)	31,657	50,853	3,081

Net cash flows from operating activities—continuing operations	(31,384)	262,579	191,296	214,622	(482,148)	154,965
Net cash flows from operating activities—discontinued operations	—	—	4,295	—	—	4,295

Net Cash Flows from Operating Activities	(31,384)	262,579	195,591	214,622	(482,148)	159,260

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(42,870)	(43,267)	—	(86,137)
Changes in restricted cash	—	—	8,595	—	—	8,595
Proceeds from the sale of property, plant and equipment	—	—	16,400	2,700	—	19,100
Distributions received from unconsolidated affiliate	—	—	—	9,660	—	9,660

Net cash flows from investing activities—continuing operations	—	—	(17,875)	(30,907)	—	(48,782)

Net Cash Flows from Investing Activities	—	—	(17,875)	(30,907)	—	(48,782)

Financing Activities
Payments under borrowing arrangements	—	—	(25)	(12)	—	(37)
Preferred share dividends paid	(5,100)	—	—	—	—	(5,100)
Common stock issuances and vestings	363	—	—	—	—	363
Change in investments and advances from (to) affiliates	53,652	(173,351)	(236,202)	(126,256)	482,157	—

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006: (continued)

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Excess tax benefits from equity compensation plans	1,255	—	—	—	—	1,255
Payments under share repurchase program	(18,786)	—	—	—	(10)	(18,796)
Changes in overdraft protection arrangements	—	—	—	11,443	—	11,443
Distributions to minority interests	—	—	(8,861)	—	—	(8,861)

Net cash flows from financing activities—continuing operations	31,384	(173,351)	(245,088)	(114,825)	482,147	(19,733)

Net Cash Flows from Financing Activities	31,384	(173,351)	(245,088)	(114,825)	482,147	(19,733)

Effect of Foreign Exchange Rate on Cash	—	—	—	1,906	—	1,906

Increase (Decrease) in Cash and Cash Equivalents	—	89,228	(67,372)	70,796	(1)	92,651

Cash and Cash Equivalents at Beginning of Year	1	11,508	67,372	7,486	(1)	86,366

Cash and Cash Equivalents at End of Year	$1	$100,736	$—	$78,282	$(2)	$179,017

25. Quarterly Financial Data (Unaudited)

(in thousands, except per-share data)	March 31	June 30	Sept. 30	Dec. 31

2008
Revenues	$574,704	$843,097	$790,214	$683,464
Gross profit	167,715	296,027	211,904	187,581
Income from continuing operations	101,305	196,116	171,270	164,081
Income from discontinued operations	152	7,319	141	657
Net income	101,457	203,435	171,411	164,738
Per Share:
Earnings per share—basic:
Income from continuing operations	$1.11	$2.14	$1.75	$1.65
Income from discontinued operations	—	0.08	—	0.01

Earnings per share—basic	$1.11	$2.22	$1.75	$1.66

Earnings per share—diluted:
Income from continuing operations	$0.97	$1.87	$1.64	$1.64
Income from discontinued operations	—	0.07	—	0.01

Earnings per share—diluted	$0.97	$1.94	$1.64	$1.65

2007 Revenues	$500,924	$692,535	$580,476	$568,994
Gross profit	78,660	160,182	138,613	150,053
Income from continuing operations	8,743	72,103	70,451	69,460
Income (loss) from discontinued operations	(1,533)	(1,448)	(16,071)	191
Net income	7,210	70,655	54,380	69,651
Per Share:
Earnings (loss) per share—basic:
Income from continuing operations	$0.08	$0.77	$0.77	$0.76
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.18)	—

Earnings per share—basic	$0.06	$0.76	$0.59	$0.76

Earnings (loss) per share—diluted:
Income from continuing operations	$0.08	$0.67	$0.66	$0.66
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.15)	0.01

Earnings per share—diluted	$0.06	$0.66	$0.51	$0.67

26. Subsequent Event

CF Industries Proposal

On January 15, 2009, CF Industries Holdings, Inc. (“CF”) presented a letter to our Board of Directors proposing CF’s acquisition of Terra in an all-stock transaction. Terra’s Board rejected the proposal on the grounds that it was not in the best interest of Terra or its stockholders and substantially undervalued the Company. CF Industries subsequently announced that they remained committed to the proposal, and on February 3, 2009, announced that they would nominate three director candidates to Terra’s Board and commence an exchange offer for all of Terra’s outstanding common shares.

On February 23, 2009, CF announced that it had commenced an unsolicited exchange offer to acquire all of the outstanding common shares of Terra at a fixed exchange ratio of 0.4235 CF shares for each Terra common share. In response, Terra’s Board of Directors announced on February 23, 2009 that it would review and consider CF’s exchange offer and make a formal recommendation to shareholders within ten business days, and further advised Terra’s shareholders to take no action pending the review of the proposed exchange offer by Terra’s Board.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis and more often if necessary.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(a)-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

(c) Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(d) Certifications

The certifications of our Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits No. 31.1 and No. 31.2, respectively, to this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by, and under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2) Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the internal control over financial reporting of Terra Industries Inc. and subsidiaries (the Company) as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 27, 2009

Item 9B. Other Information

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to directors of Terra will be set forth under the caption “Election of Directors” in the proxy statement for the 2009 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference. Information with respect to executive officers of Terra is set forth under the caption “Executive Officers of Terra” in Part I hereof and is incorporated herein by reference.

We have a Code of Ethics and Standards of Business Conduct that applies to Terra’s principal executive officer and its principal financial officer. The code also applies to our other officers, directors and employees. The Code of Ethics and Standards of Business Conduct is posted on Terra’s Web site, www.terraindustries.com, and is available on hard copy upon request. In addition, the information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the 2009 Annual Meeting of Stockholders of Terra is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to executive officer and director compensation will be set forth under the caption “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement for the 2009 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management will be set forth under the caption “Equity Security Ownership” in the proxy statement for the 2009 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference.

We currently have the ability to make stock-based awards under our Stock Incentive Plan of 2002 and our 2007 Omnibus Incentive Compensation Plan, which may consist of incentive stock options, non-qualified stock options, stock appreciation rights, nonvested stock awards and other stock-based awards. For more information on our equity compensation plans, see Note 16, Share-Based Compensation, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of securities to be	Weighted-average	Number of securities remaining available for
	issued upon exercise of	exercise price of	future issuance under equity compensation
	outstanding options, warrants	outstanding options,	plans (excluding securities reflected in column
Plan category	and rights	warrants and rights	(a))

Equity compensation plans approved by security holders	-0-	-0-	3,999,834

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	$-0-	3,999,834

Item 13.	Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions with related persons will be set forth under the caption “Transactions with Related Persons” and “Policies and Procedures” of the proxy statement, for the 2009 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference. Information with regard to director independence will be set forth under the caption “Corporate Governance” and “Board of Directors and Committees” of the proxy statement for the 2009 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Audit Fees and Services Fees

Information with respect to principal accountant audit fees and service fees will be set forth under the caption “Proposal 2: Ratification of Selection of Independent Accountants—Principal Accountant Audit Fees and Service Fees” in the proxy statement for the 2009 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Terra and its independent auditors. Deloitte & Touche LLP’s engagement to conduct the audit of Terra’s financial statements included herein was approved by the Audit Committee on February 13, 2008. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touche LLP since May 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Documents Filed as a Part of this Report

1.	Consolidated Financial Statements of Terra and its subsidiaries are included in Item 8 herein.

Consolidated Statements of Financial Position at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements

Report of Independent Registered Accounting Firm

2.	Index to Financial Statement Schedules, Reports and Consents

See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1

3.	Other Financial Statements

Individual financial statements of the Company’s 50% owned joint venture in Trinidad, Point Lisas Nitrogen Limited (PLNL), accounted for on the equity method, have been included because the equity investment constituted a significant subsidiary in 2006. The PLNL financial statements are audited for the year ended December 31, 2006 and unaudited for the years ended December 31, 2008 and 2007. Other 50% owned joint ventures accounted for on the equity basis considered in the aggregate would not constitute a significant subsidiary. Therefore, those financial statements have been omitted.

(b) Exhibits

2.1	Stock Purchase Agreement dated as of August 6, 2004 among Terra Industries Inc., MissChem Acquisition Inc. and Mississippi Chemical Corporation, filed as Exhibit 99.2 to Terra Industries Inc.’s Form 8-K dated August 9, 2004, is incorporated herein by reference.
3.1	Articles of Restatement of Terra Industries Inc. filed with the State Department of Assessments and Taxation of Maryland on August 3, 2005, restating the Charter of Terra Industries Inc., filed as Exhibit 3.3 to Terra Industries Inc.’s Form 8-K dated August 3, 2005, are incorporated herein by reference.
3.2	Amended and Restated By-Laws of Terra Industries Inc., effective as of August 3, 2005, filed as Exhibit 3.4 to Terra Industries Inc.’s Form 8-K, dated August 3, 2005, are incorporated herein by reference.

3.3	A Certificate of Correction to correct errors and omissions to the August 3, 2005 Articles of Restatement for Terra Industries Inc., as filed with the State Department of Assessments and Taxation of Maryland on April 30, 2008, was included as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated May 5, 2008, and is incorporated herein by reference.
3.4	Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.5	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.6	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
3.7	By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, are incorporated herein by reference.
4.1	Indenture dated as of October 10, 2001 among Terra Capital, Inc., certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated October 10, 2001, is incorporated herein by reference.
4.2	Amendment No. 1 to the Amended and Restated Credit Agreement dated January 26, 2005, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as issuing banks (Issuers) and Citicorp USA Inc., as administrative agent and collateral agent for Lenders and Issuers, filed as Exhibit 4.3 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
4.3	Amendment No. 2 to the Amended and Restated Credit Agreement dated July 29, 2005, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.4 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
4.4	Amendment No. 3 to the Amended and Restated Credit Agreement dated October 30, 2006, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a/ Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2006, is incorporated herein by reference.

4.5	Amendment No. 4 to the Amended and Restated Credit Agreement dated February 2, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers). Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.6	Amendment No. 5 to the Amended and Restated Credit Agreement dated July 11, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.6 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.7	Amendment No. 6 to the Amended and Restated Credit Agreement dated August 28, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.7 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.8	Amendment No. 1 to the Credit Agreement dated July 29, 2005 among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries Inc.’s Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
4.9	Amendment No. 2 to the Credit Agreement dated February 2, 2007, among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.8 to Terra Nitrogen Company, L.P.’s Form 10-K for the year ended December 31, 2007.
4.10	Indenture dated May 21, 2003 between the Company, the guarantors party hereto, and U.S. National Bank Association as Trustee, with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010 (including the form of 11 1/2% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries Inc.’s Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

4.11	Articles Supplementary of Terra Industries Inc. relating to the Retirement of the Company’s Trust Shares, filed as Exhibit 3.1 to Terra Industries Inc.’s Form 8-K dated August 3, 2005, are incorporated herein by reference.
4.12	Articles Supplementary of Terra Industries Inc. relating to the Reclassification of the Company’s Series B Cumulative Redeemable Preferred Shares, filed as Exhibit 3.2 to Terra Industries Inc.’s Form 8-K August 3, 2005, are incorporated herein by reference.
4.13	Registration Rights Agreement dated as of October 7, 2004, among Terra and Citigroup Global Markets Inc., as Representative of the Initial Purchasers, filed as Exhibit 4.6 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.
4.14	Registration Rights Agreement, dated as of August 6, 2004, among Terra Industries Inc., Taurus Investments S.A. and the other shareholders named therein, filed as Exhibit 99.1 to Terra’s Form 8-K dated August 16, 2004, is incorporated herein by reference.
4.15	Registration Rights Agreement, dated as of December 16, 2004, among Terra Industries Inc. and the initial purchasers named therein, filed as Exhibit 4.7 to Terra’s Form S-3/A filed February 9, 2005, is incorporated by reference.
4.16	Registration Rights Agreement, dated as of December 21, 2004, among Terra Industries Inc., Värde Investment Partners, L.P., Perry Principals Investments LLC, Citigroup Financial Products, Inc., filed as Exhibit 4.7 to Terra’s Form S-3 dated March 17, 2005, is incorporated herein by reference.
4.17	Registration Rights Agreement, dated as of February 2, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated February 6, 2007, is incorporated herein by reference.
4.18	Form of Indenture relating to the 4.25% Convertible Subordinated Debentures, filed as Exhibit 4.7 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.
4.19	Purchase Agreement, dated October 7, 2004, among Terra Industries Inc. and the initial purchasers named therein relating to the sale of Terra’s 4.25% Series A Cumulative Convertible Perpetual Preferred Shares, filed as Exhibit 1 to Terra’s Form S-3 dated January 4, 2005, is incorporated by reference.
4.20	Purchase Agreement, dated as of January 25, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.

4.21		$150,000,000 Amended and Restated Credit Agreement dated as of December 21, 2004, among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, Mississippi Chemical Corporation, as Borrowers; Terra Industries Inc. and Terra Capital Holdings, Inc., as Guarantors; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Lead Arranger and Sole Book Runner, filed as Exhibit 4.18 to Terra Industries Inc.’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
4.22		$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner, filed as Exhibit 4.19 to Terra Industries Inc.’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
4.23		Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 12 7/8% Senior Secured Notes due 2008, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.
4.24		Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010, filed as Exhibit 4.2 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.
4.25		Indenture, dated February 2, 2007, by and among Terra Capital, Inc., Terra Industries Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7% Senior Notes due 2017, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated February 6, 2007, is incorporated herein by reference.
4.26		First Supplemental Indenture, dated January 9, 2008, by and among Terra Capital, Inc., Terra Industries Inc., Terra Environmental Technologies, Inc., the existing guarantors named therein and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 10, 2008, is incorporated herein by reference.
10	.1.1	Excess Benefit Plan of Terra Industries Inc., as amended and restated effective as of January 1, 2008, was included as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q filed with the Securities and Exchange Commission on April 29, 2008, and is incorporated herein by reference.
10	.1.2	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10	.1.3	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.
10	.1.4	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries Inc.’s Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10	.1.5*	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002.
10	.1.6*	Amendment No. 4 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated December 29, 2004.
10	.1.7	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.18 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
10	.1.8	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.1.9	Form of Restricted Stock Award to Officers and Other Key Employees under Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.1.10	Revised Form of Restricted Stock Award of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.9 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.11	Form of Long-Term Incentive Award for Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.10 to Terra Industries Inc.’s 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.12	Form of Long-Term Incentive Award for Phantom Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.11 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.13	Form of Long-Term Incentive Award for Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.23 to Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.

10	.1.14	Form of Long-Term Incentive Award for Phantom Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.24 to Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.
10	.1.15	Form of Indemnity Agreement of Terra Industries Inc., filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 7, 2006, is incorporated by reference.
10	.1.16	Form of Unrestricted Annual Share Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated August 10, 2006, is incorporated herein by reference.
10	.1.17	Employment Severance Agreement between Terra Industries Inc. and Michael L. Bennett dated October 5, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10	.1.18	Form of Employment Severance Agreement for Section 16(b) Executive Officers, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10	.1.19	Amendment to Employment Severance Agreement between Terra Industries Inc. and Mark A. Kalafut dated October 6, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 6, 2006 is incorporated herein by reference.
10	.1.20	2007 Omnibus Incentive Compensation Plan, adopted by the board of directors of Terra Industries Inc. (Terra) and subsequently approved by its stockholders at the annual meeting of Terra on May 8, 2007, reported on Terra’s Form 8-K filed May 10, 2007 and attached as Appendix A to Terra’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 15, 2007, is incorporated herein by reference.
10	.1.21	Amendment Number One to Employment Severance Agreement, filed as Exhibit 10.1.31 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.22	Amendment to Restricted Share Agreement, filed as Exhibit 10.1.32 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.23	Amendment to Performance Share Award Agreement, filed as Exhibit 10.1.33 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference..
10	.1.24	Amendment to Terra Long Term Incentive Award dated October 23, 2007, for former Terra, now GrowHow UK Limited joint venture employees, filed as Exhibit 10.1.34 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.25	Form of Phantom Performance Share Award agreement of February 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q dated July 25, 2008, is incorporated herein by reference.

10	.1.26	Form of Performance Share Award agreement as of February 2008, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 10-Q dated July 25, 2008, is incorporated herein by reference.
10.2		First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership dated September 1, 2005, filed as Exhibit 10.3 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.3		General and Administrative Services Agreement regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.
10.4		Amendment No. 1 to the General and Administrative Service Agreement regarding Services by Terra Industries Inc. dated September 1, 2005, filed as Exhibit 10.4 to the Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.5		Amendment No. 1 to the General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.5 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.6		Amended and Restated General and Administrative Services Agreement between Terra Industries Inc., Terra Nitrogen Corporation, and Terra Nitrogen GP Inc., dated October 23, 2007, filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.’s Form 10-Q filed on October 29, 2007, is incorporated herein by reference.
10.7		Reorganization Agreement among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.8		Conveyance, Assignment and Assumption Agreement by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 10.2 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.9		Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries Inc.’s Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
10.10		Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries Inc.’s Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
10.11		Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.

10	.12†	Asset Purchase and Methanol Exclusivity Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003, filed as Exhibit 10.9 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10	.12.1†	Services Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003 included as Schedule E to Exhibit 10.2 herein, filed as Exhibit 10.9.1 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10	.13†	First Amendment to Asset Purchase and Methanol Exclusivity Agreement dated February 20, 2004, filed as Exhibit 10.10 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10.14		Warrant Agreement dated December 21, 2004 among Terra Industries Inc., Perry Principals Investments LLC, Citigroup Financial Products Inc. and Värde Investment Partners, L.P., filed as Exhibit 10.11 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
10	.15†	Ammonium Nitrate Supply Agreement between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as Exhibit 10.7 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.16†	Conversion Agreement by and between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as exhibit 10.8 to Terra Industries Inc. Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10.17		Option Agreement, dated as of July 18, 2007, by and between Terra Industries Inc. and Eastman Chemical Company, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 23, 2007, is incorporated herein by reference.
10.18		Joint Venture Contribution Agreement, dated September 14, 2007, by and among GrowHow UK Limited, Terra International (Canada), Inc., Kemira GrowHow Oyj and Terra Industries Inc., filed as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q dated October 29, 2007, is incorporated herein for reference.
10.19		Shareholders’ Agreement, dated September 14, 2007, by and among Kemira GrowHow Oyj, Terra International (Canada), Inc., Terra Industries Inc and GrowHow UK Limited filed as Exhibit 10.2 to Terra Industries Inc.’s Form 10-Q dated October 29, 2007, is incorporated herein for reference.
10.20		Consulting and Non-Competition Agreement between Terra Industries Inc. and Francis G. Meyer dated April 1, 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated April 1, 2008, is incorporated herein by reference.
12	.1*	Ratio of Earnings to Financial Charges
21	.1*	Subsidiaries of Terra Industries Inc.

23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*		Financial Statements for Point Lisas Nitrogen Limited for the years ended December 31, 2008, 2007 and 2006.

*	Filed herewith.

†	Confidential treatment has been requested for portions of this document.

Exhibits 10.1.1 through 10.1.26 are management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: February 27, 2009	By:	/s/ DANIEL D. GREENWELL Daniel D. GreenwellSenior Vice President and Chief Financial Officer

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

Date: February 27, 2009

Index to Financial Statement Schedules

Schedule No.

I Condensed Financial Information of Registrant, is included in Item 8 herein, Footnote 24, Column 1, “Parent.”

II Valuation and Qualifying Accounts: Years Ended December 31, 2008, 2007 and 2006	S-2

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

S-1

Schedule II

Terra Industries Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007, and 2006
(in thousands)

			Less Write-
		Additions	offs, and
	Balance at	Charged to	Transfers,	Balance
	Beginning of	Costs and	Net of	at End
Description	Period	Expenses	Recoveries	of Period

Year Ended December 31, 2008:

Allowance for doubtful accounts	$264	$8	$18	$290
Allowance for deferred tax assets	$31,740	$—	$414	$32,154

Year Ended December 31, 2007:
Allowance for doubtful accounts	$332	$15	$(83)	$264
Allowance for deferred tax assets	$61,361	$3,939	$(33,560)	$31,740

Year Ended December 31, 2006:
Allowance for doubtful accounts	$234	$486	$(388)	$332
Allowance for deferred tax assets	$61,728	$—	$(367)	$61,361

S-2