Form 10-Q
period 2009-03-31
TERRA INDUSTRIES INC
filed 2009-04-24
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (712) 277-1340
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At the close of business on April 24, 2009 the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	99,700,706 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2009	2008	2008
Assets
Cash and cash equivalents	$1,020,020	$966,700	$817,197
Accounts receivable, less allowance for doubtful accounts of $613, $290 and $267	119,280	130,390	159,418
Inventories	160,339	197,091	210,237
Margin deposits with derivative counterparties	—	36,945	38
Other current assets	39,250	61,338	44,733
Current assets of discontinued operations (Note 19)	—	—	45,593

Total current assets	1,338,889	1,392,464	1,277,216

Property, plant and equipment, net	406,844	403,313	379,746
Equity method investments	253,624	270,915	330,678
Deferred plant turnaround costs, net	27,053	23,467	34,753
Other assets	24,598	22,858	29,528

Total assets	$2,051,008	$2,113,017	$2,051,921

Liabilities
Accounts payable	$98,556	$99,893	$160,661
Customer prepayments	176,544	111,592	282,397
Derivative hedge liabilities	27,274	125,925	902
Accrued and other current liabilities	65,240	127,770	67,577
Current liabilities of discontinued operations (Note 19)	—	—	16,764

Total current liabilities	367,614	465,180	528,301

Long-term debt	330,000	330,000	330,000
Deferred taxes	74,618	61,443	137,837
Pension liabilities	9,322	9,170	9,594
Other liabilities	78,452	78,553	80,172

Total liabilities	860,006	944,346	1,085,904

Preferred Shares - liquidation value of $1,600; $1,600 and $120,000 (Note 8)	1,544	1,544	115,800

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 99,701; 99,330 and 91,382 outstanding	152,481	152,111	143,964
Paid-in capital	580,035	579,164	619,384
Accumulated other comprehensive loss	(172,065)	(175,529)	(28,407)
Retained earnings	527,557	507,299	4,841

Total common stockholders’ equity	1,088,008	1,063,045	739,782
Noncontrolling interest (Note 2)	101,450	104,082	110,435

Total equity	1,189,458	1,167,127	850,217

Total liabilities and equity	$2,051,008	$2,113,017	$2,051,921

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Product revenues	$418,362	$573,202
Other income	1,391	1,502

Total revenues	419,753	574,704

Cost and Expenses
Cost of sales	342,957	406,989
Selling, general and administrative expense	20,268	12,704
Equity earnings of North American affiliates (Note 12)	(3,252)	(13,290)

Total cost and expenses	359,973	406,403

Income from operations	59,780	168,301
Interest income	1,810	8,408
Interest expense	(6,728)	(7,058)

Income before income taxes, noncontrolling interest and equity earnings (loss) of GrowHow UK Limited	54,862	169,651
Income tax provision	(12,585)	(59,504)
Equity earnings (loss) of GrowHow UK Limited (Note 12)	(4,374)	9,284

Income from continuing operations, net of tax	37,903	119,431
Income from discontinued operations, net of tax (Note 19)	—	152

Net income before noncontrolling interest	37,903	119,583
Less: Net income attributable to the noncontrolling interest	(7,908)	(18,126)

Net income attributable to Terra Industries Inc.	29,995	101,457
Less: Net income attributable to preferred share dividends	(17)	(1,275)

Income Available to Common Stockholders	$29,978	$100,182

Basic income per common share attributable to Terra Industries Inc.:
Continued operations	$0.30	$1.11
Discontinued operations (Note 19)	—	—

Basic income per common share	$0.30	$1.11

Diluted income per common share attributable to Terra Industries Inc.:
Continuing operations	$0.30	$0.97
Discontinued operations (Note 19)	—	—

Diluted income per common share	$0.30	$0.97

Weighted average shares outstanding:
Basic	99,040	90,165
Diluted	99,760	104,429

Amounts attributable to Terra Industries Inc.:
Income from continuing operations, net of tax	$29,995	$101,305
Income from discontinued operations, net of tax	—	152

Net income attributable to Terra Industries Inc.	$29,995	101,457

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income attributable to Terra Industries Inc.	$29,995	$101,457
Income from discontinued operations	—	152

Income from continuing operations	29,995	101,305
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	20,145	19,853
Loss on sale of property, plant and equipment	235	477
Deferred income taxes	(2,359)	37,901
Noncontrolling interest in earnings	7,908	18,126
Distributions in excess of (less than) equity earnings	475	(332)
Equity (earnings) loss of GrowHow UK Limited	4,374	(9,284)
Non-cash (gain) loss on derivatives	621	(661)
Share-based compensation	7,170	1,264
Amortization of intangible and other assets	2,340	1,938
Changes in operating assets and liabilities:
Accounts receivable	10,640	10,890
Inventories	35,907	(85,084)
Accounts payable and customer prepayments	64,112	32,805
Margin deposits with derivative counterparties	36,945	600
Other assets and liabilities, net	(133,385)	(31,261)

Net cash flows from operating activities – continuing operations	85,123	98,537
Net cash flows from operating activities – discontinued operations	—	11,037

Net cash flows from operating activities	85,123	109,574

Investing Activities
Capital expenditures and plant turnaround expenditures	(28,632)	(7,099)
Proceeds from sale of property, plant and equipment	—	1,614
Distributions received from unconsolidated affiliates	4,473	6,927
Contribution settlement received from GrowHow UK Limited	—	27,890
Balancing consideration and other payments from GrowHow UK Limited	5,230	—

Net cash flows from investing activities	(18,929)	29,332

Financing Activities
Preferred share dividends paid	(17)	(1,275)
Common stock issuances and vestings	(5,270)	(5,873)
Excess tax benefits from equity compensation plans	3,921	7,695
Distributions to noncontrolling interests	(13,705)	(20,526)

Net cash flows from financing activities	(15,071)	(19,979)

Effect of exchange rate changes on cash	2,197	32

Increase to cash and cash equivalents	53,320	118,959
Cash and cash equivalents at beginning of period	966,700	698,238

Cash and cash equivalents at end of period	$1,020,020	$817,197

Consolidated Statements of Cash Flows (continued)

	Three Months Ended
	March 31,
	2009	2008
Supplemental cash flow information:
Interest paid	$11,829	$11,850
Income tax refunds received	766	—
Income taxes paid	66,532	5,527
Supplemental schedule of unconsolidated affiliates distributions received from GrowHow UK Limited:
Contribution settlement payments, balancing consideration and other payments received from GrowHow UK Limited	$5,230	$27,890
Supplemental schedule of unconsolidated affiliates distributions received from North America:
Equity in earnings of unconsolidated affiliates	$3,252	$13,290
Distribution in excess of (less than) equity earnings	475	(332)
Distributions received from unconsolidated affiliates	4,473	6,927

Total cash distributions received from North American unconsolidated affiliates	$8,200	$19,885

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands)
(unaudited)

			Accumulated		(Accumulated
			Other		Deficit)
	Common	Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
	Stock	Capital	Loss	Interest	Earnings	Total	Income
Balance at January 1, 2009	$152,111	$579,164	$(175,529)	$104,082	$507,299	$1,167,127
Comprehensive income (loss):
Net income	—	—	—	7,908	29,995	37,903	$37,903
Foreign currency translation adjustment	—	—	(17,859)	—	—	(17,859)	(17,859)
Change in fair value of derivatives, net of taxes of $15,533	—	—	21,323	3,165	—	24,488	24,488

Comprehensive income before noncontrolling interest							$44,532

Distributions to noncontrolling interest	—	—	—	(13,705)	—	(13,705)
Preferred share dividends	—	—	—		(17)	(17)
Common stock dividends	—	—	—		(9,987)	(9,987)
Excess tax benefit	—	3,921	—		—	3,921
Nonvested stock	370	(5,640)	—		—	(5,270)
Share-based compensation	—	2,590	—		—	2,590
Other	—	—	—	—	267	267

Balance March 31, 2009	$152,481	$580,035	$(172,065)	$101,450	$527,557	$1,189,458

			Accumulated		(Accumulated
			Other		Deficit)
	Common	Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
	Stock	Capital	Loss	Interest	Earnings	Total	Income
Balance at January 1, 2008	$142,170	$618,874	$(44,180)	$108,581	$(95,341)	$730,104
Comprehensive income (loss):
Net income	—	—	—	18,126	101,457	119,583	$119,583
Foreign currency translation adjustment	—	—	(2,886)	—	—	(2,886)	(2,886)
Change in fair value of derivatives, net of taxes of $12,337	—	—	18,659	4,254	—	22,913	22,913

Comprehensive income before noncontrolling interest							$139,610

Distributions to noncontrolling interest	—	—	—	(20,526)	—	(20,526)
Preferred share dividends	—	—	—	—	(1,275)	(1,275)
Exercise of stock options	11	23	—	—	—	34
Nonvested stock	297	1,491	—	—	—	1,788
Conversion of warrants	1,486	(1,486)	—	—	—	—
Share-based compensation	—	482	—	—	—	482

Balance March 31, 2008	$143,964	$619,384	$(28,407)	$110,435	$4,841	$850,217

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Background and Basis of Presentation

Terra Industries Inc. together with its subsidiaries (Terra, we, our, or us) is a leading North American producer and marketer of nitrogen products made from natural gas. We also operate production assets in Trinidad, and the United Kingdom, through joint venture agreements. Our six North American and two international production locations, along with a robust distribution capability, provide us with the ability to effectively serve key agricultural, industrial and environmental markets. Our principal products are anhydrous ammonia (ammonia), ammonium nitrate solutions (UAN), ammonium nitrate (AN), and urea. Our principal customers are national agricultural retail chains, farm cooperatives, independent dealers and industrial customers. We operate in one principal industry segment — Nitrogen Products, which is based upon the guidance provided in Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). As a wholesale nitrogen producer, we do not report industry segments in a separate disclosure because our only reportable industry segment is nitrogen.

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K.

Terra’s significant accounting policies are described in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of Terra’s financial position, results of operations and cash flows for the periods presented.

Because of the seasonal nature of our operations and effects of weather-related conditions in several of its marketing areas, results of any interim reporting period should not be considered as indicative of results for future quarters or the full year.

2.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combinations (SFAS 141R), which changes the way we account for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141R will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R became effective for us on January 1, 2009 and the adoption did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest are required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest is identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. SFAS 160 became effective for Terra on January 1, 2009. The adoption of SFAS 160 recharacterized minority interest as noncontrolling interest and reclassified minority interest as a component of equity on our financial statements. The adoption also recharacterized a portion of other comprehensive income (loss) by allocating a portion of other comprehensive income (loss) to the noncontrolling interest. Prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation as required by SFAS 160.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 became effective for Terra on January 1, 2009 and we have included the additional disclosure information required by SFAS 161 within Note 6, Derivative Financial Instruments, of the Notes to the Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS 128, Earnings per Share. FSP EITF 03-6-1 became effective for Terra on January 1, 2009 and the adoption did not have an impact on our financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows. These new disclosures will be required for us beginning in our Form 10-K for the 2009 fiscal year.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB 28-1 (APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Whether a Market is not Active and a Transaction is not Distressed (FSP FAS 157-4), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the future impacts and disclosures of this staff position.

3.	Unsolicited Exchange Offer by CF Industries Holdings, Inc.

On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to our Board of Directors proposing CF’s acquisition of Terra in an all-stock transaction. Terra’s Board rejected the proposal on the grounds that it was not in the best interest of Terra or its stockholders and substantially undervalued the Company. CF Industries subsequently announced that they remained committed to the proposal, and on February 3, 2009, announced that they would nominate three director candidates to Terra’s Board and commence an exchange offer for all of Terra’s outstanding common shares.

On February 23, 2009, CF announced that it had commenced an unsolicited exchange offer to acquire all of the outstanding common shares of Terra at a fixed exchange ratio of 0.4235 CF shares for each Terra common share. In response, Terra’s Board of Directors announced on February 23, 2009, that it would review and consider CF’s exchange offer and make a formal recommendation to shareholders within ten business days, and further advised Terra’s shareholders to take no action pending the review of the proposed exchange offer by Terra’s Board. On March 3, 2009, Terra’s Board of Directors unanimously concluded that CF’s offer did not present a compelling case to create additional value for the stockholders of either Terra or CF, substantially undervalues Terra on an absolute basis and relative to CF and is not in the best interests of Terra and its stockholders.

On March 9, 2009, CF sent a letter to Terra’s Board of Directors stating CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of an exchange ratio based on $27.50 for each Terra common share, with an exchange ratio of not less than 0.4129 of a CF common share and not more than 0.4539 of a CF common share. On March 11, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF, and would deliver less value to Terra’s stockholders than would owning Terra on a stand-alone basis.

On March 23, 2009, CF sent a letter to Terra’s Board of Directors stating CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of an exchange ratio based on $30.50 for each Terra share, with an exchange ratio of not less than 0.4129 of a CF common share and not more than 0.4539 of a CF common share, the same collar as CF’s proposal of March 9, 2009. On March 24, 2009, Terra’s Board of Directors unanimously concluded CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF and would deliver less value to Terra’s stockholders than would owning Terra on a stand-alone basis.

4.	Income (Loss) Per Share

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

The following table provides a reconciliation between basic and diluted income (loss) per share attributable to Terra Industries Inc. for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands, except per-share amounts)	2009	2008
Basic income per common share attributable to Terra Industries Inc.:
Income from continuing operations	$29,995	$101,305
Less: Preferred share dividends	(17)	(1,275)

Income from continuing operations available to common stockholders	29,978	100,030
Income from discontinued operations available to common stockholders	—	152

Income available to common stockholders	$29,978	$100,182

Weighted average shares outstanding	99,040	90,165

Income per share – continuing operations	$0.30	$1.11
Income per share – discontinued operations	—	—

Net income per share	$0.30	$1.11

Diluted income per common share attributable to Terra Industries Inc.:
Income from continuing operations available to common stockholders	$29,978	$100,030
Add: Preferred share dividends	17	1,275

Income available to common stockholders and assumed conversions	$29,995	$101,305

Weighted average shares outstanding	99,040	90,165
Add incremental shares from assumed conversions:
Preferred shares	161	12,048
Non vested stock	559	397
Common stock warrants	—	1,815
Common stock options	—	4

Dilutive potential common shares	99,760	104,429

Income per share – continuing operations	$0.30	$0.97
Income per share – discontinued operations	—	—

Net income per share	$0.30	$0.97

5.	Inventories

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Raw materials	$16,544	$17,805	$15,766
Supplies	34,012	33,825	33,736
Finished goods	109,783	145,461	160,735

Total	$160,339	$197,091	$210,237

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

We estimate a reserve for obsolescence and excess of our materials and supplies inventory. Inventory is stated net of the reserve.

6.	Derivative Financial Instruments

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 became effective for Terra on January 1, 2009 and we have incorporated the additional disclosure information for SFAS 161 below.

We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs and the price of our nitrogen products. We report the fair value of the derivatives on our balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a cash flow hedge, and to the extent such hedge is determined to be effective, changes in fair value are reported as a component of accumulated other comprehensive income (loss) in the period of change, and subsequently recognized in our statement of operations in the period the offsetting hedged transaction occurs. If an instrument or the hedged item is settled early, we evaluate whether the hedged forecasted transaction is still probable of occurring when determining whether to reclassify any gains or losses immediately in cost of sales or wait until the forecasted transaction occurs.

Until our derivatives settle, we test derivatives for ineffectiveness. This includes assessing the correlation of New York Mercantile Exchange(NYMEX) pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines’ pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically-and industry-appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines’ prices at our facilities.

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

To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of March 31, 2009, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.

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

Natural gas supplies to meet production requirements at our North American production facilities are purchased at market prices. Natural gas market prices are volatile and we effectively fix prices for a portion of our natural gas production requirements and inventory through the use of swaps and options. The North American contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices for North America are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for our North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. Natural gas derivatives are designated as cash flow hedges, provided that the derivatives meet the conditions discussed above. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

A swap is a contract between us and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The option contracts require initial premium payments ranging from 2% to 5% of contract value. Basis swap contracts require payments to or from us for the amount, if any, that monthly published gas prices from the source specified in the contract differ from the prices of NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements; however, the counterparties require maintenance of cash margin balances generally 10% to 20% of the contract value.

The following summarizes open derivative contracts at March 31, 2009 and 2008:

		March 31,	March 31,
		2009	2008
(in thousands)		Contract	Contract
Transaction Type	Commodity Type	MMBtu	MMBtu
Swaps	Natural Gas	16,932	18,520
Basis swaps	Natural Gas	16,020	15,495
Purchased put options	Natural Gas	5,810	—
Purchased call options	Natural Gas	11,220	—

The following summarizes the gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are categorized as commodity derivatives.

Asset Derivatives (a)
		March 31,	December 31,	March 31,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Other current assets	$7,447	$25,773	$28,001

Liability Derivatives (a)
		March 31,	December 31,	March 31,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Derivative hedge liabilities	$(27,274)	$(125,925)	$(902)

(a)
Amounts are disclosed at gross fair value in accordance with SFAS 161 requirements. All of our commodity derivatives are designated as cash flow hedging instruments under SFAS 133. See footnote 1 and 5 of our 2008 Annual Report Form 10-K for additional information on our overall risk management strategies. The deferred taxes related to these commodity derivatives for the periods ended March 31, 2009, December 31, 2008 and March 31, 2008 were $9.6 million, $25.2 million and $9.3 million, respectively.

Certain derivatives outstanding at March 31, 2009 and 2008, which settled during April 2009 and April 2008, respectively, are included in the position of open natural gas derivatives in the table above. The April 2009 derivatives settled for an approximate $14.6 million loss compared to the April 2008 derivatives which settled for an approximate $9.4 million gain. All open derivatives at March 31, 2009 will settle during the next twelve months.

We are required to maintain certain margin deposits on account with derivative counterparties. At March 31, 2009, we had no margin deposits with derivative counterparties, which are reported as “Margin deposits with derivative counterparties” on the Consolidated Statements of Financial Position. At December 31, 2008 and March 31, 2008, we had margin deposits with derivative counterparties of $36.9 million and less than $0.1 million, respectively.

At March 31, 2009 and 2008, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $1.1 million and $0.5 million charge to cost of sales, respectively. At March 31, 2009, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, recorded a $4.3 million charge to cost of sales.

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

All of our commodity derivatives are designated as cash flow hedging instruments under SFAS 133. See footnote 1 and 5 of our 2008 Annual Report Form 10-K for additional information on our overall risk management strategies. The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008.

			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income (b)
March 31,	March 31,	from AOCI into	March 31,	March 31,	Location of Gain (Loss)	March 31,	March 31,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(32,870)	$42,747	Cost of Sales	$(72,891)	$7,497	Cost of Sales	$(5,351)	$484

(a)	Effective portion of gain (loss)

(b)
The amount of gain or (loss) recognized in income represents ($1.1) million and ($0.5) million related to the ineffective portion of the hedging relationships and ($4.3) million and $— related to the amount excluded from the assessment of hedge effectiveness.

The activity to accumulated other comprehensive income (loss), net of income taxes and before allocation to our noncontrolling interest, relating to current period hedging transactions for the three-month periods ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31,
	2009		2008
(in thousands)	Gross	Net of tax	Gross	Net of tax
Beginning accumulated loss	$(65,279)	$(40,099)	$(8,635)	$(5,612)
Reclassification into earnings	72,891	44,733	(7,497)	(4,873)
Net change in market value	(32,870)	(20,245)	42,747	27,786

Ending accumulated income (loss)	$(25,258)	$(15,611)	$26,615	$17,301

Approximately $25.3 million of the net accumulated loss at March 31, 2009 will be reclassified into earnings during the next twelve months as compared to $26.6 million of the net accumulated income at March 31, 2008.

7.	Fair Value Measurements

On January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157), which, among other things, requires enhanced disclosure of assets and liabilities measured and reported at fair value. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. Except as it applies to those nonfinancial assets and liabilities affected by the one-year delay, we adopted SFAS 157 on January 1, 2008. On January 1, 2009, we adopted SFAS 157 as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The adoption of SFAS 157 did not have a material impact on our financial statements.

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

The three levels are defined as follows:
•	Level 1 – inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We evaluated our assets and liabilities to determine which items should be disclosed according to SFAS 157. We currently measure our derivative contracts on a recurring basis at fair value. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified as level 2 as a significant other observable input in the disclosure hierarchy framework as defined by SFAS 157. Our gas derivative contracts, which are classified as a level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the NYMEX, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the quarter ending March 31, 2009.

The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of March 31, 2009:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$7,447	$—

Total	$—	$7,447	$—

Liabilities
Derivative contracts	$—	$(27,274)	$—

Total	$—	$(27,274)	$—

The following table summarized the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$25,773	$—

Total	$—	$25,773	$—

Liabilities
Derivative contracts	$—	$(125,925)	$—

Total	$—	$(125,925)	$—

The following table summarized the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels of March 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$28,001	$—

Total	$—	$28,001	$—

Liabilities
Derivative contracts	$—	$(902)	$—

Total	$—	$(902)	$—

8.	Preferred Shares

The components of preferred shares outstanding at March 31:

	2009		2008
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	1,600	$1,544	120,000	$115,800

We had 1,600 shares of cumulative convertible perpetual Series A Preferred Shares with a liquidation value of $1,000 per share outstanding at March 31, 2009 and 120,000 shares with a liquidation value of $1,000 per share at March 31, 2008. Cumulative dividends of $10.625 per share are payable quarterly. The Series A Preferred Shares are not redeemable, but are convertible into our common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A shares may automatically be converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140% of the conversion price for twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms.

In September 2008 we commenced offers (the inducement offers) to pay a cash premium to holders of the Series A Preferred Shares who elected to convert their Series A Preferred Shares into shares of Terra common stock. A total of 118,400 shares or 99% of the outstanding shares of Series A Preferred Shares were surrendered and converted as part of the inducement offers. The former holders of the Series A Preferred Shares received, in the aggregate, the following:

•	11,887,550 shares of Terra Industries common stock; and

•	A cash premium of approximately $5.3 million

The $5.3 million represents the difference between the fair value of all securities and other consideration transferred in the transaction to the preferred stockholders and the fair value of securities issuable pursuant to the original conversion terms of the Series A Preferred Shares less the costs related to the inducement offers.

9.	Turnaround Costs

The following represents a summary of the deferred plant turnaround costs for the three months ended March 31, 2009 and 2008:

		Turnaround		Currency
	Beginning	Costs	Turnaround	Translation	Ending
(in thousands)	Balance	Capitalized	Amortization	Adjustments	Balance
Period ended:
March 31, 2009	$23,467	$9,328	$(5,620)	$(122)	$27,053
March 31, 2008	42,190	627	(7,571)	(493)	34,753
10.	Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Payroll and benefit costs	$14,165	$27,104	$15,283
Accrued dividends payable	10,483	—	—
Income taxes payable	8,224	63,999	25,942
Current accrued phantom shares	5,341	4,341	6,898
Accrued interest	3,974	9,748	3,976
Deferred revenue	3,585	3,346	1,376
Accrued property taxes	1,937	3,291	1,992
Other	17,531	15,941	12,110

	$65,240	$127,770	$67,577

11.	Other Liabilities

Other liabilities consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Unrecognized tax benefit	$35,949	$35,949	$33,560
Long-term medical and closed facility reserve	23,885	23,887	24,316
Long-term deferred revenue	10,114	10,488	10,656
Accrued phantom shares	2,678	2,430	5,018
Other	5,826	5,799	6,622

	$78,452	$78,553	$80,172

12.	Equity Investments

Trinidad and United States

Our investment in Trinidad and U.S. companies that are accounted for on the equity method of accounting and included in operations consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited, (PLNL) which operates an ammonia production plant in Trinidad (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at our Verdigris nitrogen plant. These investments were $126.6 million and $145.4 million at March 31, 2009 and 2008, respectively. We include the net earnings of these investments as an element of income from operations because the investees’ operations provide additional capacity to our operations.

The combined results of operations and financial position of our equity method investments are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Condensed income statement information:
Net sales	$37,979	$98,535

Net income	$8,007	$31,281

Terra’s equity in earnings of unconsolidated affiliates	$3,252	$13,290

	March 31,	March 31,
(in thousands)	2009	2008
Condensed balance sheet information:
Current assets	$47,448	$72,576
Long-term assets	169,549	186,981

Total assets	$216,997	$259,557

Current liabilities	$17,464	$47,464
Long-term liabilities	20,226	11,265
Equity	179,307	200,828

Total liabilities and equity	$216,997	$259,557

The carrying value of these investments at March 31, 2009 was $37.0 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately fifteen years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.

We have transactions in the normal course of business with PLNL whereby we are obliged to purchase 50% of the ammonia produced by PLNL at current market prices. During the three-month period ending March 31, 2009, we purchased approximately $16.5 million of ammonia from PLNL. During the three-month period ending March 31, 2008, we purchased approximately $33.3 million of ammonia from PLNL.

We received $8.2 million and $19.9 million in distributions from all of our equity investments in the three-month periods ending March 31, 2009 and 2008, respectively.

United Kingdom

On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between Terra and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest. Subsequent to the formation, we have accounted for our investment in GrowHow as a non-operating equity method investment. We do not include the net earnings of this investment as an element of income from operations since the investees’ operations do not provide additional capacity to us, nor are its operations integrated with our supply chain in North America. The GrowHow joint venture includes the Kemira site at Ince and our former Teeside and Severnside sites.

In January 2008 GrowHow closed the Severnside manufacturing facility. Pursuant to the agreement with Kemira, we are responsible for any remediation costs required to prepare the Severnside site for disposal. We anticipate remediation costs to be approximately between $5.0 million and $10.0 million. We have an option to purchase the Severnside land for a nominal amount at any time prior to sale. If we elect not to exercise this option, we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land will exceed the total cost of reclamation of the site.

The Joint Venture Contribution Agreement specifies that we are entitled to receive a minimum balancing consideration payment of up to £60 million based on GrowHow’s operating results for fiscal 2008 to 2010. Pursuant to agreements with Kemira, we received minimum balancing consideration and other payments totaling £3.7 million ($5.2 million) during the first quarter of 2009. We also received £38.0 million ($61.3 million) of balancing consideration payments during fiscal year 2008. In addition, we received $27.4 million from GrowHow during fiscal year 2008 for the refund of working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement. The carrying value of this equity method investment was $127.0 million and $185.3 million at March 31, 2009 and 2008, respectively.

The three-month results of operations and financial position of our equity method investment in GrowHow at March 31, 2009 and 2008 were:

(in thousands)	2009	2008

Condensed income statement information:
Net sales	$107,660	$266,827

Net income (loss)	$(7,855)	$21,366

Terra’s equity in earnings (loss) of unconsolidated affiliates	$(4,374)	$9,284

Condensed balance sheet information:
Current assets	$170,569	$260,910
Long-term assets	205,353	263,130

Total assets	$375,922	$524,040

Current liabilities	$66,937	$143,182
Long-term liabilities	93,313	173,942
Equity	215,672	206,916

Total liabilities and equity	$375,922	$524,040

The carrying value of these investments at March 31, 2009 was $19.2 million more than our share of GrowHow’s book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately twelve years. Our equity earnings of GrowHow are different than our ownership interest in GrowHow’s net income due to the amortization of basis differences.

13.	Long-term Debt

Long-term debt consisted of the following:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Unsecured Senior Notes, 7.0% due 2017	$330,000	$330,000	$330,000

Total long-term debt	330,000	330,000	330,000
Less current maturities	—	—	—

Total long-term debt	$330,000	$330,000	$330,000

In 2007, Terra Capital, Inc., (TCAPI) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017 (the 7.0% Notes). The notes are unconditionally guaranteed by Terra and certain of its U.S. subsidiaries (the Guarantor Subsidiaries); see Note 18, Guarantor Subsidiaries, of the Notes to the Consolidated Financial Statements. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors.

The Indenture governing the 7.0% Notes contains covenants that limit, among other things, our ability to: incur additional debt, pay dividends on common stock of Terra or repurchase shares of such common stock, make certain investments, sell any of our principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of our assets or merge with or into other companies, and reduce our insurance coverage.

We are obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued and unpaid interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.

The $200 million revolving credit facilities (the facilities) due 2012 are secured by substantially all of our working capital. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable, 60% of eligible finished goods inventory and is reduced by outstanding letters of credit. These facilities include $50 million available only for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving credit facilities will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At March 31, 2009, the LIBOR rate was 0.50%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans were 0.50% and 1.75%, respectively, at March 31, 2009. The revolving facilities require an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.

The facilities and the Indenture governing the 7.0% Notes also require that there be no change of control related to Terra, such that no individual or group (within the meaning of the Securities Exchange Act of 1934, as amended) beneficially owns more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facilities and would require TCAPI to offer to repurchase the 7.0% Notes at 101% of the principal amount thereof, including any accrued but unpaid interest. On February 23, 2009, CF Industries Holdings, Inc. (CF) commenced an exchange offer to acquire all of the outstanding Terra common stock. Such a business combination, if consummated, would constitute a change of control under both the facilities and the Indenture governing the 7.0% Notes. See Note 3, Unsolicited Exchange Offer by CF Industries Holdings, Inc., of the Notes to the Consolidated Financial Statements for additional information with respect to CF’s unsolicited proposal.

At March 31, 2009, we had no outstanding revolving credit borrowings and $6.6 million in outstanding letters of credit. The $6.6 million in outstanding letters of credit reduced our borrowing availability to $193.4 million at March 31, 2009. The facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. Under the $150 million facility, if our consolidated borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (EBITDA) of $60 million during the most recent four quarters. Under the $50 million TNCLP facility, if our borrowing availability as computed for that facility falls below $10 million, we are required to achieve EBITDA at TNCLP of $25 million during the most recent four quarters. A default under the $50 million facility results in a cross default to the $150 million facility.

14.	Pension Plans

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

The estimated components of net periodic pension expense follow:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Service cost	$733	$778
Interest cost	4,648	4,412
Expected return on plan assets	(4,701)	(4,516)
Amortization of prior service cost	(9)	(9)
Amortization of actuarial loss	162	468

Pension expense	$833	$1,133

Cash contributions to the defined benefit pension plans for the three months ended March 31, 2009 and 2008 were $0.4 million and $0.4 million, respectively.

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three-month periods ending March 31, 2009 and 2008 were $1.2 million and $1.0 million, respectively.

We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

15.	Comprehensive Income

Comprehensive income attributable to Terra Industries Inc. and its components, net of tax, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net income before noncontrolling interest	$37,903	$119,583
Changes in cumulative foreign currency translation adjustment	(17,859)	(2,886)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	24,488	22,913

Comprehensive income before noncontrolling interest	44,532	139,610
Comprehensive income attributable to noncontrolling interest	(11,073)	(22,380)

Comprehensive income attributable to Terra Industries Inc.	$33,459	$117,230

The adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of equity on the accompanying Consolidated Balance Sheet. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the Consolidated Statements of Operations. Refer to Note 2, New Accounting Pronouncements, of the Notes to the Consolidated Financial Statements, on this Form 10-Q for additional information on the adoption of SFAS 160.

Prior year amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current year presentation as required by SFAS 160. The following table reconciles equity attributable to noncontrolling interest:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Noncontrolling interest, January 1	$104,082	$108,581
Net income attributable to noncontrolling interest	7,908	18,126
Distributions to noncontrolling interests	(13,705)	(20,526)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax, attributable to the noncontrolling interest	3,165	4,254

Noncontrolling interest, March 31	$101,450	$110,435

16.	Commitments and Contingencies

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

We have entered into physical natural gas supply agreements through November 2009 for approximately 31.7 million MMBtu’s. As of March 31, 2009, these natural gas commitments were $9.7 million above the respective index prices.

17.	Common Stockholders’ Equity

Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. In the first quarter 2009, we declared a $0.10 dividend per Common Share. Future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, approval from our Board of Directors, compliance with covenants in our debt agreements and other factors.

On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares representing 14 percent of our then outstanding common stock. The stock buyback program commenced on May 7, 2008 and has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices as we determine to be appropriate. Purchases may be commenced or suspended at any time without notice. As of March 31, 2009 there are 7,448,662 shares available to be repurchased under the plan. There were no share repurchase during the first quarter of 2009.

18.	Guarantor Subsidiaries

Terra Industries Inc., excluding all majority owned subsidiaries, (Parent) files a consolidated United States federal income tax return. Beginning in 1995, the Parent adopted the tax sharing agreements, under which all domestic operating subsidiaries provide for and remit income taxes to the Parent based on their pretax accounting income, adjusted for permanent differences between pretax accounting income and taxable income. The tax sharing agreements allocated the benefits of operating losses and temporary differences between financial reporting and tax basis income to the Parent.

Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. (TCAPI), the Guarantor Subsidiaries and the subsidiaries of the Parent that are not guarantors of the Senior Unsecured Notes (the Non-Guarantor Subsidiaries) (see Note 13, Long-term Debt, of the Notes to Consolidated Financial Statements) for March 31, 2009; December 31, 2008; and March 31, 2008 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.

Guarantor Subsidiaries include: subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi; and Beaumont, Texas plants; Terra Environmental Technologies; Terra Global Holding Company Inc., Terra Investment Fund I LLC, Terra Investment Fund II LLC, Terra (U.K.) Holdings Inc., and the corporate headquarters facility in Sioux City, Iowa. All Guarantor Subsidiaries are wholly owned by the Parent. All other company facilities are owned by Non-Guarantor Subsidiaries. In 2008, we declared the Beaumont, Texas facility as a discontinued operation and classified the facility as held for sale pursuant to SFAS 144. In December 2008, the Beaumont, Texas facility was sold; see Note 19, Discontinued Operations, of the Notes to the Consolidated Financial Statements.

Condensed Consolidating Balance Sheet as of March 31, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$438,429	$260,637	$320,954	$—	$1,020,020
Accounts receivable, net	—	—	67,601	51,679	—	119,280
Inventories	—	—	93,160	67,179	—	160,339
Other current assets	22,821	7,015	2,675	6,739	—	39,250

Total current assets	22,821	445,444	424,073	446,551	—	1,338,889

Property, plant and equipment, net	—	6,037	293,020	107,787	—	406,844
Equity method investments	—	—	9,816	243,808	—	253,624
Intangible assets, other assets and deferred plant turnaround costs	2,220	6,862	29,607	12,962	—	51,651
Investments in and advances to (from) affiliates	1,250,867	46,696	3,039,509	483,343	(4,820,415)	—

Total assets	$1,275,908	$505,039	$3,796,025	$1,294,451	$(4,820,415)	$2,051,008

Liabilities
Accounts payable	$60	$—	$75,484	$23,012	$—	$98,556
Customer prepayments	—	—	83,005	93,539	—	176,544
Derivative hedge liabilities	14,998	—	767	11,509	—	27,274
Accrued and other current liabilities	29,344	3,345	30,652	1,899	—	65,240

Total current liabilities	44,402	3,345	189,908	129,959	—	367,614

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	66,794	—	—	7,824	—	74,618
Pension and other liabilities	75,160	(174)	10,685	2,103	—	87,774

Total liabilities	186,356	333,171	200,593	139,886	—	860,006

Preferred Shares – liquidation value of $1,600	1,544	—	—	—	—	1,544

Common Stockholders’ Equity
Common stock	152,481	—	73	92,262	(92,335)	152,481
Paid-in capital	580,035	150,218	2,096,972	869,985	(3,117,175)	580,035
Accumulated other comprehensive income (loss)	(172,065)	—	—	(145,155)	145,155	(172,065)
Retained earnings (accumulated deficit)	527,557	2,070	1,416,517	337,473	(1,756,060)	527,557

Total stockholders’ equity	1,088,008	152,288	3,513,562	1,154,565	(4,820,415)	1,088,008
Noncontrolling interest	—	19,580	81,870	—	—	101,450

Total equity	1,088,088	171,868	3,595,432	1,154,565	(4,820,415)	1,189,458

Total liabilities and equity	$1,275,908	$505,039	$3,796,025	$1,294,451	$(4,820,415)	$2,051,008

Consolidating Statement of Operations for the three months ended March 31, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$209,867	$208,495	$—	$418,362
Other income	—	—	1,103	288	—	1,391

Total revenues	—	—	210,970	208,783	—	419,753

Cost and Expenses
Cost of sales	—	83	182,145	160,729	—	342,957
Selling, general and administrative expenses	2,239	(2,159)	11,166	9,022	—	20,268
Equity earnings of North American affiliates	—	—	(699)	(2,553)	—	(3,252)

Total cost and expenses	2,239	(2,076)	192,612	167,198	—	359,973

Income (loss) from operations	(2,239)	2,076	18,358	41,585	—	59,780
Interest income	—	806	499	505	—	1,810
Interest expense	(465)	(6,182)	23,459	(23,540)	—	(6,728)

Income (loss) before income taxes and noncontrolling interest	(2,704)	(3,300)	42,316	18,550	—	54,862
Income tax benefit (provision)	535	(6,358)	(8,372)	1,610	—	(12,585)
Equity earnings (loss) of unconsolidated affiliates	32,164	43,348	—	(4,374)	(75,512)	(4,374)

Income from continuing operations – net of tax	29,995	33,690	33,944	15,786	(75,512)	37,903
Income from discontinued operations – net of tax	—	—	—	—	—	—

Net income before noncontrolling interest	29,995	33,690	33,944	15,786	(75,512)	37,903
Less: Net income attributable to the noncontrolling interest	—	(1,526)	(6,382)	—	—	(7,908)

Net income (loss) attributable to Terra Industries Inc.	$29,995	$32,164	$27,562	$15,786	$(75,512)	$29,995

Consolidating Statement of Cash Flows for the three months ended March 31, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income attributable to Terra Industries Inc.	$29,995	$32,164	$27,562	$15,786	$(75,512)	$29,995
Income from discontinued operations	—	—	—	—	—	—

Income from continuing operations	29,995	32,164	27,562	15,786	(75,512)	29,995
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	12,942	7,203	—	20,145
Loss on sale of property, plant and equipment	—	—	235	—	—	235
Deferred income taxes	(2,359)	—	—	—	—	(2,359)
Noncontrolling interest in earnings	—	1,526	6,382	—	—	7,908
Distributions in excess of (less than) equity earnings	(32,164)	(43,348)	181	294	75,512	475
Equity earnings – GrowHow UK Limited	—	—	—	4,374	—	4,374
Non-cash gain on derivatives	621	—	—	—	—	621
Share-based compensation	7,170	—	—	—	—	7,170
Amortization of intangible and other assets	—	—	1,835	505	—	2,340
Change in operating assets and liabilities	(32,637)	27,424	9,306	10,126	—	14,219

Net cash flows from operating activities – continuing operations	(29,374)	17,766	58,443	38,288	—	85,123
Net cash flows from operating activities – discontinued operations	—	—	—	—	—	—

Net Cash Flows from Operating Activities	(29,374)	17,766	58,443	38,288	—	85,123

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(24,463)	(4,169)	—	(28,632)
Distributions received from unconsolidated affiliate	—	—	120	4,353	—	4,473
Balancing consideration and other payments received from GrowHow UK Limited	—	—	—	5,230	—	5,230

Net cash flows from investing activities – continuing operations	—	—	(24,343)	5,414	—	(18,929)
Net cash flows from investing activities – discontinued operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	(24,343)	5,414	—	(18,929)

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Preferred share dividends paid	(17)	—	—	—	—	(17)
Common stock issuances and vestings	(5,270)	—	—	—	—	(5,270)
Change in investments and advances from (to) affiliates	30,740	91,593	(47,060)	(75,273)	—	—
Excess tax benefits from equity compensation plans	3,921	—	—	—	—	3,921
Distributions to minority interests	—	(2,644)	(11,061)	—	—	(13,705)

Net cash flows from financing activities – continuing operations	29,374	88,949	(58,121)	(75,273)	—	(15,071)
Net cash flows from financing activities – discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	29,374	88,949	(58,121)	(75,273)	—	(15,071)

Effect of Exchange Rate Changes on Cash	—	—	—	2,197	—	2,197

Increase (decrease) in Cash and Cash Equivalents	—	106,715	(24,021)	(29,374)	—	53,320
Cash and Cash Equivalents at Beginning of Period	—	331,714	284,658	350,328	—	966,700

Cash and Cash Equivalents at End of Period	$—	$438,429	$260,637	$320,954	$—	$1,020,020

Condensed Consolidating Balance Sheet as of December 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$331,714	$284,658	$350,328	$—	$966,700
Accounts receivable, net	9	74	73,358	56,949	—	130,390
Inventories	—	—	111,295	85,796	—	197,091
Margin deposits with derivative counterparties	—	36,945	—	—	—	36,945
Other current assets	23,807	10,440	13,596	13,495	—	61,338
Current assets held for sale – discontinued operations	—	—	—	—	—	—

Total current assets	23,816	379,173	482,907	506,568	—	1,392,464

Property, plant and equipment, net	—	6,037	288,449	108,827	—	403,313
Equity method investments	—	—	10,117	260,798	—	270,915
Deferred plant turnaround costs, intangible and other assets	2,230	7,156	21,146	15,793	—	46,325
Investments in and advances to (from) affiliates	1,252,608	94,331	3,103,568	588,172	(5,038,679)	—

Total assets	$1,278,654	$486,697	$3,906,187	$1,480,158	$(5,038,679)	$2,113,017

Liabilities
Accounts payable	$205	$62	$70,473	$29,153	$—	$99,893
Customer prepayments	—	—	58,922	52,670	—	111,592
Derivative hedge liabilities	35,254	7,476	39,880	43,315	—	125,925
Accrued and other current liabilities	51,861	8,947	42,261	24,701	—	127,770
Current liabilities held for sale – discontinued operations	—	—	—	—	—	—

Total current liabilities	87,320	16,485	211,536	149,839	—	465,180

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	51,770	—	—	9,673	—	61,443
Pension and other liabilities	74,975	—	10,983	1,765	—	87,723

Total liabilities	214,065	346,485	222,519	161,277	—	944,346

Preferred Shares – liquidation value of $1,600	1,544	—	—	—	—	1,544

Common Stockholders’ Equity
Common stock	152,111	—	73	83,332	(83,405)	152,111
Paid-in capital	579,164	150,218	2,201,646	963,435	(3,315,299)	579,164
Accumulated other comprehensive income (loss)	(175,529)	—	—	(170,574)	170,574	(175,529)
Retained earnings (accumulated deficit)	507,299	(30,094)	1,397,955	442,688	(1,810,549)	507,299

Total stockholders’ equity	1,063,045	120,124	3,599,674	1,318,881	(5,038,679)	1,063,045
Noncontrolling interest	—	20,088	83,994	—	—	104,082

Total equity	1,063,045	140,212	3,683,668	1,318,881	(5,038,679)	1,167,127

Total liabilities and equity	$1,278,654	$486,697	$3,906,187	$1,480,158	$(5,038,679)	$2,113,017

Consolidating Balance Sheet as of March 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$35,231	$310,402	$978,875	$(507,311)	$817,197
Accounts receivable, net	1	—	111,676	47,741	—	159,418
Inventories	—	—	140,864	57,856	11,517	210,237
Other current assets	17,715	38	6,115	20,903	—	44,771
Current assets held for sale – discontinued operations	—	—	45,593	—	—	45,593

Total current assets	17,716	35,269	614,650	1,105,375	(495,794)	1,277,216

Property, plant and equipment, net	—	—	259,627	120,119	—	379,746
Equity method investments	—	—	10,376	320,302	—	330,678
Intangible assets, other assets and deferred plant turnaround costs	6,732	8,039	15,944	38,757	(5,191)	64,281
Investments in and advances to (from) affiliates	739,782	377,107	1,939,351	132,417	(3,188,657)	—

Total assets	$764,230	$420,415	$2,839,948	$1,716,970	$(3,689,642)	$2,051,921

Liabilities
Accounts payable	$1,992	$—	$109,614	$49,055	$—	$160,661
Customer prepayments	—	—	97,678	184,719	—	282,397
Derivative hedge liabilities	240	—	94	568	—	902
Accrued and other current liabilities	21,702	3,380	29,282	13,213	—	67,577
Current liabilities held for sale – discontinued operations	—	—	16,764	—	—	16,764

Total current liabilities	23,934	3,380	253,432	247,555	—	528,301

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	120,864	—	—	13,528	3,445	137,837
Pension and other liabilities	76,626	(170)	11,403	1,410	497	89,766

Total liabilities	221,424	333,210	264,835	262,493	3,942	1,085,904

Preferred Shares – liquidation value of $120,000	115,800	—	—	—	—	115,800

Common Stockholders’ Equity
Common stock	143,964	—	73	32,458	(32,531)	143,964
Paid-in capital	619,384	150,218	2,031,300	1,255,515	(3,437,033)	619,384
Accumulated other comprehensive income (loss)	(21,346)	—	—	358,349	(365,410)	(28,407)
Retained earnings (accumulated deficit)	(314,996)	(84,327)	454,619	(191,845)	141,390	4,841

Total stockholders’ equity	427,006	65,891	2,485,992	1,454,477	(3,693,584)	739,782
Noncontrolling interest	—	21,314	89,121	—	—	110,435

Total equity	427,006	87,205	2,575,113	1,454,477	(3,693,584)	850,217

Total liabilities and equity	$764,230	$420,415	$2,839,948	$1,716,970	$(3,689,642)	$2,051,921

Consolidating Statement of Operations for the three months ended March 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$355,734	$217,468	$—	$573,202
Other revenues	—	—	945	557	—	1,502

Total revenues	—	—	356,679	218,025	—	574,704

Cost and Expenses
Cost of sales	—	83	286,344	120,562	—	406,989
Selling, general and administrative expenses	509	(2,035)	6,678	7,552	—	12,704
Equity earnings of North America affiliates	—	—	(13,290)	—	—	(13,290)

Total cost and expenses	509	(1,952)	279,732	128,114	—	406,403

Income (loss) from operations	(509)	1,952	76,947	89,911	—	168,301
Interest income	—	3,637	—	4,771	—	8,408
Interest expense	(465)	(6,219)	(2)	(372)	—	(7,058)
Foreign currency gain (loss)	—	—	6	(6)	—	—

Income (loss) before income taxes and noncontrolling interest	(974)	(630)	76,951	94,304	—	169,651
Income tax benefit (provision)	376	(23,481)	(29,715)	(6,684)	—	(59,504)
Equity earnings (loss) of unconsolidated affiliates	102,055	129,664	—	9,284	(231,719)	9,284

Income from continuing operations – net of tax	101,457	105,553	47,236	96,904	(231,719)	119,431
Income from discontinued operations – net of tax	—	—	152	—	—	152

Net income before noncontrolling interest	$101,457	$105,553	$47,388	$96,904	$(231,719)	$119,583
Less: Net income attributable to the noncontrolling interest	—	(3,498)	(14,628)	—	—	(18,126)

Net income (loss) attributable to Terra Industries Inc.	$101,457	$102,055	$32,760	$96,904	$(231,719)	$101,457

Consolidating Statement of Cash Flows for the three months ended March 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income attributable to Terra Industries Inc.	101,457	102,055	32,760	96,904	(231,719)	101,457
Income from discontinued operations	—	—	152	—	—	152

Income from continuing operations	$101,457	$102,055	$32,608	$96,904	$(231,719)	$101,305
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	10,518	9,335	—	19,853
(Gain) loss on sale of property, plant and equipment	—	—	765	(288)	—	477
Deferred income taxes	37,901	—	—	—	—	37,901
Noncontrolling interest in earnings	—	(463)	18,589	—	—	18,126
Distributions less than equity earnings	(117,710)	(10,972)	(332)	(71,542)	200,224	(332)
Equity earnings – GrowHow UK Limited	—	—	—	(9,284)	—	(9,284)
Non-cash gain on derivatives	(661)	—	—	—	—	(661)
Share-based compensation	1,264	—	—	—	—	1,264
Amortization of intangible and other assets	—	—	1,119	819	—	1,938
Change in operating assets and liabilities	(11,586)	(5,063)	(57,740)	72,766	(70,427)	(72,050)

Net cash flows from operating activities – continuing operations	10,665	85,557	5,527	98,710	(101,922)	98,537
Net cash flows from operating activities – discontinued operations	—	—	11,037	—	—	11,037

Net Cash Flows from Operating Activities	10,665	85,557	16,564	98,710	(101,922)	109,574

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(5,930)	(1,169)	—	(7,099)
Distributions received from unconsolidated affiliate	—	—	6,927	—	—	6,927
Contribution settlement received from GrowHow UK Limited	—	—	—	27,890	—	27,890
Proceeds from the sale of property, plant and equipment	—	—	1,224	390	—	1,614

Net cash flows from investing activities – continuing operations	—	—	2,221	27,111	—	29,332
Net cash flows from investing activities – discontinued operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	2,221	27,111	—	29,332

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Common stock issuances and vestings	(5,873)	—	—	—	—	(5,873)
Excess tax benefits from equity compensation plans	7,695	—	—	—	—	7,695
Preferred share dividends paid	(1,275)	—	—	—	—	(1,275)
Change in investments and advances from (to) affiliates	(11,212)	(106,183)	44,998	(53,730)	126,127	—
Distributions to minority interests	—	—	(20,526)	—	—	(20,526)

Net cash flows from financing Activities – continuing Operations	(10,665)	(106,183)	24,472	(53,730)	126,127	(19,979)
Net cash flows from financing activities – discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	(10,665)	(106,183)	24,472	(53,730)	126,127	(19,979)

Effect of Exchange Rate Changes on Cash	—	—	—	32	—	32

Increase (decrease) in Cash and Cash Equivalents	—	(20,626)	43,257	72,123	24,205	118,959
Cash and Cash Equivalents at Beginning of Period	—	55,857	267,145	906,752	(531,516)	698,238

Cash and Cash Equivalents at End of Period	$—	$35,231	$310,402	$978,875	$(507,311)	$817,197

19.	Discontinued Operations

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

Pursuant to the requirements of FASB Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assts, we classified and accounted for the Beaumont assets and liabilities as held for sale in the statements of financial position and the results of operations on a net of tax basis in the statement of operations. SFAS 144 requires that assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered cash flow analyses, and offers related to those assets. In accordance with the provisions of SFAS 144, assets for sale are not depreciated.

Summarized Financial Results of Discontinued Operations

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Operating revenue	$—	$1,421
Operating and other expenses	—	(1,187)

Pretax income from operations of discontinued components	—	234
Income tax expense	—	(82)

Income from discontinued operations	$—	$152

The major classes of assets and liabilities held for sale and related to discontinued operations as of March 31, 2009, December 31, 2008 and March 31, 2008 are as follows:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Trade receivables	$—	$—	$232
Inventory	—	—	2,203
Other current assets	—	—	43,158

Current assets	$—	$—	$45,593

Property, plant and equipment – net	$—	$—	$—
Other non-current assets	—	—	—

Non-current assets	$—	$—	$—

Accounts payable	$—	$—	$302
Other current liabilities	—	—	16,462

Current liabilities	$—	$—	$16,764

Other non-current liabilities	$—	$—	$—

Non-current liabilities	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1, of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common shares. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Form 8-K, which discuss our business in greater detail.
The section entitled “Risk Factors” contained in Part II, Item 1A of this report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC.
INTRODUCTION
In this discussion and analysis, we explain our business in the following areas:
•	Business Strategy;

•	Recent Business Environment;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Various Quantitative and Qualitative Disclosures.
BUSINESS STRATEGY
We are a leading North American producer and marketer of nitrogen products made from natural gas. Terra is the largest producer of ammonia in the United States and the second largest producer in North America. We also operate production assets in Trinidad, and the United Kingdom, through joint venture agreements. Our six North American and two international production locations, along with a robust distribution capability, provide us with the ability to effectively serve key agricultural, industrial and environmental markets. Terra has an extensive history of operating as a public entity and managing complex corporate structures including master limited partnerships, joint ventures and corporate alliances. In fact, since the 1980’s, Terra has successfully integrated numerous large-scale value enhancing acquisitions that have contributed to our track record of strong cash flows over the business cycle.
Regarding the business cycle, the nitrogen products industry in which Terra operates has periods of oversupply during industry downturns that lend to capacity shutdowns or curtailments at the least cost-effective plants or at major import points such as the Gulf Coast. These shutdowns may be followed by supply shortages that result in higher selling prices and higher industry-wide production rates during any subsequent industry upturns. Higher selling prices can encourage capacity additions that ultimately lend to an oversupply of product, and the cycle repeats.
Successful companies in cyclical businesses, like nitrogen products, pursue conservative capital management and investment strategies. This enables them to weather industry downturns and continue to effectively serve their target markets cost-effectively throughout the business cycle.

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

•	Seeking opportunities to expand our existing asset base to take advantage of logistical or feedstock advantages both domestically and internationally;

•	Management of North American and international assets to realize a rate of return that meets or exceeds our cost of capital throughout the business cycle;

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
RECENT BUSINESS ENVIRONMENT
Demand
Despite the global economic slowdown the agricultural nitrogen market continues its anticipated growth due to the growing global population. The USDA reported on March 31, 2009 that growers plan to plant 85 million acres of corn in 2009. While this number is down 1% from last year and down 9% from 2007, it is the third largest acreage since 1949.
The industrial nitrogen market has been affected by the economic downturn and 2009 demand is projected to be down 10-15%. However, this decline will be partially offset by an anticipated increase in demand for ammonia in the environmental market as the effective date of the 2010 emission standards of the 1990 Amendments to the Clean Air Act draws near.
Supply
Fall ammonia application was down due to a shortened application window, therefore it is expected that there will be a robust application in the spring. As a result of this decline in fall application there was a build up of inventory and price softening in the fourth quarter of 2008 which led to production curtailments within the industry and a decrease of imports. In order to manage our inventory levels we idled production at the Donaldsonville, Louisiana and Woodward, Oklahoma facilities. We reduced operating rates at certain other plants during the first quarter as well. These plants have since come back on-line during the first quarter of 2009. Overall our plants have run at 75% of capacity in the first quarter of 2009 as compared to 108% in 2008. We expect to increase our operating rates in the second quarter to meet the spring application demand. The supply chain will need to operate efficiently for product to reach the grower during the spring fertilizer application window. Due to the continued channel struggle between the retailer and grower over pricing, product volumes have not shipped to the retailer in advance of application as they have in previous years. This could lead to logistic constraints in certain areas during the season.

Natural Gas Costs
As a result of the economic slowdown, natural gas consumption has declined in the utility and industrial sectors, driving prices below $4 per MMBtu as of March 31, 2009. Natural gas storage is up approximately 20% higher than the five-year average.
The following is an average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	March 31,	June 30,	September 30,	December 31,	March 31,
(in $per MMBtu)	2008	2008	2008	2008	2009
	$10.50	$13.22	$7.90	$6.09	$4.69
During the first quarter of 2009, natural gas prices decreased 23% from December 31, 2008. Generally, as customers place advance orders we secure the prices for the natural gas required to produce the inventory to satisfy these orders.
RESULTS OF OPERATIONS
Consolidated Results
We reported for the first quarter of 2009 net income of $30.0 million on revenues of $419.8 million compared with 2008 first quarter net income of $101.5 million on revenues of $574.7 million. The decrease in net income and revenue is due to lower ammonia sales prices and lower UAN sales volumes, as well as lower equity earnings. Diluted income per share for the first quarter of 2009 was $0.30 compared with $0.97 for the first quarter of 2008.

The following table shows the results of operations for the three months ended March 31, 2009 and 2008 (certain percentages that are not considered to be meaningful are represented by NM):

	Quarter ended March 31,
			2009 - 2008
(in millions except per share data)	2009	2008	Change	Percent
Net sales	$419.8	$574.7	$(154.9)	-27%
Cost of goods sold	343.0	407.0	(64.0)	-16%

Gross margin	76.8	167.7	(90.9)	-54%
Gross margin percentage	18.3%	29.2%	-10.9%	-37%
Selling, general and administrative expenses	20.3	12.7	7.6	60%
Equity in earnings of North American affiliates	(3.3)	(13.3)	10.0	-75%

Income from operations	59.8	168.3	(108.5)	-64%
Interest income (expense), net	(4.9)	1.3	(6.2)	-477%

Income before income taxes, noncontrolling interest and equity earnings (loss) of GrowHow UK Limited	54.9	169.6	(114.7)	-68%
Income tax provision	(12.6)	(59.5)	46.9	-79%
Equity earnings (loss) of GrowHow UK Limited	(4.4)	9.3	(13.7)	NM

Income from continuing operations	37.9	119.4	(81.5)	-68%
Income from discontinued operations, net of tax	—	0.2	(0.2)	-100%

Net income before noncontrolling interest	37.9	119.6	(81.7)	-68%
Net income attributable to noncontrolling interest	(7.9)	(18.1)	10.2	-56%

Net income attributable to Terra Industries Inc.	30.0	101.5	(71.5)	-70%

Diluted earnings per share	$0.30	$0.97	$(0.67)	-69%
Weighted average diluted shares outstanding	99,760	104,429	4,669	-4%
The following table shows sales volumes and prices for the three months ended March 31, 2009 and 2008:

	2009		2008
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)
Ammonia	381	$336	364	$462
UAN – 32% basis	625	$282	917	$285
Urea(2)	77	$322	59	$425
Ammonium nitrate(3)	168	$267	240	$274

(1)	After deducting $34.7 million and $33.8 million outbound freight costs for 2009 and 2008, respectively.

(2)	Urea sales volumes and prices include granular urea and urea solutions data.

(3)	Ammonium nitrate sales volumes and prices include agricultural grade AN, industrial grade AN and ammonium nitrate solution (ANS).

RESULTS OF OPERATIONS — QUARTER ENDED MARCH 31, 2009 COMPARED WITH QUARTER ENDED MARCH 31, 2008
Our net sales for the first quarter of 2009 were $419.8 million, a decline of $154.9 million or 27% from the first quarter of 2008 net sales of $574.7 million. The decline was primarily due to a 32% and 30% decline in UAN and AN sales volumes, respectively. During the first quarter of 2009 ammonia volumes increased 5%, but were offset by a 27% decline in sales price as compared to the first quarter of 2008. Favorable weather conditions in the Southern plains and the South resulted in an increase in ammonia application in these regions as compared to the first quarter of 2008. This increase can be partially attributed to the catch up of missed fall application in 2008 and the presence of optimal conditions for the application of ammonia in the spring of 2009. The decrease in ammonium nitrate sales volumes is primarily attributed to AN and IGAN. UAN and AN shipments have declined in the first quarter of 2009 as compared to the first quarter of 2008 due to the dynamic between growers and retailers in determining price and channel inventory levels. First quarter 2008 was highlighted by advanced UAN and AN shipments related to the spring application season. The decline in IGAN is due to the economic downturn in industrial markets.
As a result of the significant decline in fertilizer demand in the fourth quarter of 2008 we idled production at our Donaldsonville, Louisiana and Woodward, Oklahoma facilities. The production remained halted during much of the first quarter. In addition, the Yazoo City, Mississippi facility conducted a scheduled turnaround. The first quarter operating results reflect the fixed costs of $12.3 million associated with these activities.
Our gross margin was $76.8 million in the first quarter of 2009 compared to $167.7 million in 2008, and decreased as a percentage of sales to 18.3% from 29.2%. The gross margin percentage movement reflects the decease in ammonia sales prices and the decrease in UAN sales volumes. The first quarter natural gas unit costs, net of forward pricing gains and losses, decreased 3% from $7.57 per MMBtu in 2008 to $7.37 per MMBtu in 2009. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of forward price contracts, 2009 first quarter natural gas costs were $107.3 million higher than the applicable spot prices, as compared to 2008 first quarter natural gas costs which were $5.7 million lower than spot prices.
Selling, General and Administrative Costs
Selling, general and administrative costs increased $7.6 million in the first quarter of 2009 compared to the first quarter of 2008 primarily due to higher share-based compensation expense resulting from the strengthening of our stock price and $1.7 million of costs associated with the unsolicited exchange offer by CF.
Equity Earnings of Unconsolidated Affiliates — North America
We recorded income of $3.3 million from our North American equity investments in the first quarter of 2009 as compared to $13.3 million in the first quarter of 2008. In addition, we also received cash distributions of $8.2 million from our North American equity investments in 2009 as compared to $19.9 in 2008. The decrease in the first quarter results is primarily due to the decrease in Gulf ammonia pricing which affects the results of our Point Lisas facility, as compared to the first quarter of 2008.

Equity Earnings of Unconsolidated Affiliates — GrowHow
We recorded a loss of $4.4 million from GrowHow for the first quarter ended March 31, 2009 as compared to income of $9.3 million for the quarter ended March 31, 2008. During the first quarter of 2009 GrowHow operated its ammonia plants on a reduced schedule in response to the decrease in agricultural and industrial demand. As a result, the joint venture incurred fixed costs associated with the reduced production. During the first quarter of 2009, we received balancing consideration and other payments from GrowHow of $5.2 million in the first quarter of 2009.
Noncontrolling Interests
Noncontrolling interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). The 2009 and 2008 amounts are directly related to TNCLP earnings and losses. During the first quarter of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The current quarter minority interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $3.8 million for the quarter ended March 31, 2009, as compared to $2.0 million for the quarter ended March 31, 2008.
Income Taxes
Our income tax expense for the first quarter of 2009 and 2008 was $12.6 million and $59.5 million, respectively, and was based on the estimated effective tax rate for the individual jurisdictions in which we operate. The estimated annual effective tax rates were 29.6% and 37.0% in the quarters ended March 31, 2009 and 2008, respectively. The 2009 estimated annual effective tax rate reflects benefits related to the reorganization of Terra’s subsidiary ownership structure for its international operations during the fourth quarter 2008, and expected utilization of state and federal tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Our primary uses of cash and cash equivalents were to fund our working capital requirements, make payments for plant turnarounds and capital expenditures, and make distributions to noncontrolling interests. The principal sources of funds were cash flows from operations and funds received from GrowHow, our 50% owned joint venture, and distributions received from our North American equity investments. Cash and cash equivalents were $1,020 million at March 31, 2009. During the first quarter of 2009 cash and cash equivalents increased $53.3 million.

Cash Flows
The following table summarized our cash flows from operating, investing and financing activities for the three month period ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
($ in millions)	2009	2008
Operating activities	$85.1	$109.6
Investing activities	(18.9)	29.3
Financing activities	(15.1)	(20.0)
Effect of exchange rate changes on cash	2.2	0.1

Increase in cash and cash equivalents	$53.3	$119.0

Operating Activities
Our cash flows from operating activities were $85.1 million during the first quarter of 2009. The $85.1 million is comprised of $70.9 million from operations and $14.2 million from changes in our working capital accounts. The $70.9 million includes $30.0 million of net income, adjusted for non-cash expenses. The significant non-cash expenses that we incurred include $20.1 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs; $13.4 million of deferred income taxes, and $7.9 million of noncontrolling interest in earnings.
Included in the March 31, 2009 cash and cash equivalents balance of $1,020 million is $176.5 million of customer prepayments for the selling price and delivery costs of products that we expect to ship during the second quarter of 2009, as compared to the March 31, 2008 cash and cash equivalents balance of $817.2 million which included $282.4 million of customer prepayments.
Investing Activities
Our investing activities used cash of $18.9 million during the first quarter of 2009. The primary use of cash was related to $19.3 million of property, plant and equipment purchases for our operations and $9.3 million for turnaround activities. The primary sources of cash were related to the $5.2 million balancing consideration and other payments received from GrowHow. We also received $4.5 million in distributions from our North American equity investments above the equity earnings.
Financing Activities
Our financing activities used cash of $15.1 million during the first quarter of 2009. The primary use of cash related to $13.7 of distributions to the noncontrolling interest holders of TNCLP.
Long-term Debt and Revolving Credit Facilities
During 2007, we completed a debt refinancing whereby we issued $330 million of 7% unsecured senior notes due 2017. These proceeds were used to redeem $200.0 million of 12 7/8% senior secured notes and $131.3 million of 11 1/2% second priority senior secured notes due 2010.
In connection with the debt refinancing, we extended the terms of our revolving credit facilities (facilities) through 2012. Borrowing availability under the facilities is generally based on eligible cash balances, 85% of eligible accounts receivable and 60% of eligible inventory, less outstanding letters of credit. These facilities include $50 million solely dedicated for the use of TNCLP, one of our consolidated subsidiaries.

At March 31, 2009, there were no outstanding revolving credit borrowings and there were $6.6 million in outstanding letters of credit, resulting in borrowing availability of approximately $193.4 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The facilities also require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the facilities) for the preceding four quarters. The facilities also require that there be no change of control related to Terra, such that no individual or group acquires more than 35% of the outstanding voting shares of Terra. Such change of control would constitute an event of default under the facilities.
Our ability to meet facilities covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the facilities or could result in termination of the facilities. Access to adequate bank facilities may be required to fund our need to build inventories during the second half of the year in order to ensure product availability during the peak sales season. We believe that our facilities are adequate for expected 2009 sales levels.
In addition, our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by our ability to obtain sufficient credit terms. For additional information regarding commodity price risk, see Item 3, Quantitative and Qualitative Disclosures about Market Risk.
Based on our March 31, 2009 financial position and the current market conditions for our financial products and for natural gas, we anticipate that we will be able to comply with our covenants through 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2008 provides more information as to the types of practices and instruments used to manage risk. There were no material changes in our use of financial instruments during the quarter ended March 31, 2009.
Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2009 are approximately 113 billion cubic feet (BCF). We have hedged 25% of our expected North American requirements for the next twelve months. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and our computations. These instruments and other natural gas positions fixed natural gas prices at $30.8 million (including $25.4 million included in accumulated other comprehensive income (loss) more than published prices for March 31, 2009 forward markets.

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
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon the assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:
•	changes in financial markets,

•	general economic conditions within the agricultural industry,

•	competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),

•	changes in product mix,

•	changes in the seasonality of demand patterns,

•	changes in weather conditions,

•	changes in environmental and other government regulations,

•	changes in agricultural regulations, and

•	other risks detailed in “Risk Factors” in our 2008 Annual Report.
Additional information as to these factors can be found in our 2008 Annual Report on Form 10-K in the sections entitled “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes” to our consolidated financial statements included as part of this report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various claims, disputes, administrative proceedings and legal actions arising in the ordinary course of business. We do not believe that the matters in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the first quarter of 2009 as compared to the risk factors identified in our 2008 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 10.1	Revised Form of Long-Term Incentive Award for Performance Shares under the 2007 Terra Industries Inc. Omnibus Stock Incentive Plan

Exhibit 10.2	Revised Form of Long-Term Incentive Award for Phantom Performance Shares under the 2007 Terra Industries Inc. Omnibus Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: April 24, 2009	/s/ Daniel D. Greenwell
Daniel D. Greenwell
Senior Vice President and Chief Financial Officer and a duly authorized signatory (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1	Revised Form of Long-Term Incentive Award for Performance Shares under the 2007 Terra Industries Inc. Omnibus Stock Incentive Plan

Exhibit 10.2	Revised Form of Long-Term Incentive Award for Phantom Performance Shares under the 2007 Terra Industries Inc. Omnibus Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002