Form 10-K/A
period 2008-12-31
TERRA INDUSTRIES INC
filed 2009-04-28
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8520
Terra Industries Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1145429 (I.R.S. Employer Identification No.)

Terra Centre 600 Fourth Street	51102-6000 (Zip Code)
P. O. Box 6000 Sioux City, Iowa (Address of principal executive offices)	(712) 277-1340 (Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
The number of Common Shares, without par value, outstanding as of April 24, 2009 was 99,700,706.

Documents Incorporated by Reference
None.
Explanatory Note
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2008 of Terra Industries Inc. (the “Company” or “Terra”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by Form 10-K. The Original Filing contemplated the incorporation by reference of such information from Terra’s definitive proxy statement relating to the Company’s 2009 Annual Meeting of Stockholders. The Company’s definitive proxy statement will not be filed within the requisite 120 days after the end of the Company’s 2008 fiscal year, and accordingly, the Company is including the information required by Items 10, 11, 12, 13 and 14 of Form 10-K through this Amendment as contemplated by instruction G(3) to Form 10-K. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted in this Amendment.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
     Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with Terra’s filings with the SEC subsequent to the Original Filing.
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

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
The following sets forth information regarding the members of the Board of Directors of Terra:

	Present Positions and Offices with Terra, Principal Occupation During the Past Five Years	First Year as
Name and Age	and Other Public Company Boards	Director
Martha O. Hesse (66)	Ms. Hesse has been a private investor since 2003. Prior to this, Ms. Hesse founded, owned and was President and Chief Executive Officer of Hesse Gas Company, a nationwide natural gas marketing company, from 1992 to 2003. She served as Chairman of the U.S. Federal Energy Regulatory Commission from 1986 to 1989, the first woman to hold such position, and previously served as assistant secretary for Management and Administration for the U.S. Department of Energy, as well as Senior Vice President of First Chicago Corporation, a multibank holding company. Ms. Hesse co-founded and was Chief Operating Officer of SEI Information Technology, a database management company, from 1969 until 1980. Ms. Hesse currently serves as Chairman of the Boards of Enbridge Energy Company, Inc., the general partner of Enbridge Energy Partners, LP, which owns and operates certain crude oil, petroleum and natural gas-related assets in the United States, and Enbridge Energy Management, LLC, which manages the business and affairs of the partnership, and is a member of the Audit, Finance and Risk Committees of each. She is also a director of Amec plc, a supplier of consultancy, engineering and project management services to the energy, power and process industries, serving as chair of the Compliance and Ethics Committee, and a director of Mutual Trust Financial Group, an insurance-based financial services organization.	2001

Henry R. Slack (59)	Mr. Slack has served as Chairman of Terra since April 2001. Prior to his retirement, he was Chief Executive Officer of Minorco SA, an international mining company, from 1991 until 1999, when that company merged with Anglo American Corporation to form Anglo American plc. He has also served as a director of E. Oppenheimer and Son International Limited, a private investment and holding company, since 1979; served as Chairman of First Africa Group, a private investment banking firm, from 2006 until its acquisition in 2009; and was Chairman of Task (USA) Inc., a private investment firm, from September 1999 to June 2002. Mr. Slack was a member of the Board of Directors and the executive committee of Anglo American Corporation, an international mining company, from 1981 until 1999. He has also served on the Board of Directors of Salomon Brothers Inc., a provider of investment-banking, securities underwriting, and foreign exchange trading services, from 1982 to 1988, SAB Miller plc., one of the world’s largest brewers, from 1998 to 2002, and for more than twenty years on the Board of Engelhard Corporation, a supplier of catalysts used in the petroleum, chemical and food industries, until its acquisition in 2006.	1983

	Present Positions and Offices with Terra, Principal Occupation During the Past Five Years	First Year as
Name and Age	and Other Public Company Boards	Director
Dennis McGlone (59)	Mr. McGlone has been a private investor since October 2005. Prior to this, Mr. McGlone served as President, Chief Executive Officer and Director of Copperweld Corp., a major North American producer of steel tubing and fabricated tubular products, from February 2004 to October 2005; President, Chief Operating Officer, and Director of Copperweld from October 2002 to February 2004; and Vice President of Copperweld from July 2001 to October 2002. He served as Vice President, Corporate Officer of Armco Inc./AK Steel, a leading U.S. producer and international marketer of steel products for automotive, appliance, construction, power generation and distribution, and process industries, from 1996 to March 2001.	2006

David E. Fisher (66)	Mr. Fisher has served as a director of Falcon Oil & Gas Ltd., a global energy company, since 2007 and is Chairman of its Audit Committee and a member of its Compensation Committee. Mr. Fisher is the Chairman of Real Associates Limited, a private company which invests in commercial and residential property principally located in Scandinavia, and has served in that capacity since 2005. He has over 25 years experience in the natural resources and extractive industries, having served as Finance Director of Minorco SA, an international mining company, from 1992 until his retirement in 1999.	1993

Dod A. Fraser (58)	Mr. Fraser has served as President of Sackett Partners Incorporated., a consulting company he established in 2000, since retiring from a 27-year career in investment banking. Previously, Mr. Fraser was a General Partner of Lazard Frères & Co., which he joined in 1978, and most recently, from 1995 to 2000, he was with The Chase Manhattan Bank, now JP Morgan Chase, where he was a Managing Director and Group Executive leading the global oil and gas group. Mr. Fraser also has served as a board member of Smith International, Inc. (“Smith”), an oilfield service company, since 2004 and Forest Oil Corporation (“Forest Oil”), an independent oil and gas company, since 2000. He serves as Chairman of the Audit Committees of both Smith and Forest Oil, and a member of the Compensation Committee of Smith and the Nominating and Corporate Governance Committee of Forest Oil.	2003

Peter S. Janson (61)	Mr. Janson retired from AMEC Inc., an engineering and environmental services firm, in 2002. Mr. Janson served as Chairman and Chief Executive Officer of AMEC Inc. and director of AMEC plc from 2000 to 2002 and as President and Chief Executive Officer of Agra Inc., an engineering and environmental services firm (which was sold to AMEC Inc. in 2000), from 1999 to 2000. Mr. Janson also serves as a director of Teekay Corporation, a provider of international crude oil and petroleum product transportation services, serving on the Audit and Compensation and Human Resources Committees. Mr. Janson served as a director of Tembec Industries Inc., a forest products company, from 2004 to 2008, and as a director of ATS Automation Tooling Systems Inc., a provider of custom designed, built and installed manufacturing solutions, from 2004 to 2007.	2005

	Present Positions and Offices with Terra, Principal Occupation During the Past Five Years	First Year as
Name and Age	and Other Public Company Boards	Director
Michael L. Bennett (55)	Mr. Bennett, who has been employed by the Company for 34 years, has served as President and Chief Executive Officer of Terra since April 2001 and as Executive Vice President and Chief Operating Officer of Terra from February 1997 to April 2001. Mr. Bennett has served as President of Terra Nitrogen GP Inc. (“TNGP”) (or its predecessor), a subsidiary of Terra and the General Partner of Terra Nitrogen Company, L.P., since June 1998, as Chairman of the Board of TNGP since April 2002 and a director of TNGP (or its predecessor) since 1995. Mr. Bennett has served as a director of Alliant Energy Corporation (“Alliant Energy”), a public utility holding company, since 2003 and is a member of the Capital Approval, the Audit and the Executive Committees, and is the Chairman of the Nominating and Governance Committee and the Lead Independent Director. Mr. Bennett has also served as a director of Interstate Power and Light Company, Wisconsin Power and Light Company and Alliant Energy Resources, Inc., each a first tier subsidiary of Alliant Energy, since 2003.	2001

James R. Kroner (47)	Mr. Kroner has been a private investor since his retirement in December 2005. Mr. Kroner served as Chief Financial Officer and Chief Investment Officer for Endurance Specialty Holdings Ltd. (“Endurance”), a publicly traded insurance and reinsurance company, from December 2001 to December 2005 and as Managing Director of Fox Paine & Company, a private equity firm, from January 2000 to December 2001. Mr. Kroner served as a director of Endurance from 2002 to 2003. Mr. Kroner has served as a director of United America Indemnity, Ltd, a specialty property and casualty insurer, since 2007, and serves as Chairman of its Audit and Section 162(m) Committees.	2006
Information with respect to executive officers of Terra is set forth under the heading “Executive Officers of Terra” in Part I of the Original Filing and is incorporated herein by reference.
CORPORATE GOVERNANCE
Terra strives to uphold the highest standards of ethical conduct, to follow corporate governance best practices, to report accurately and transparently and to fully comply with the laws, rules and regulations that govern Terra’s business.
Terra’s Board of Directors currently consists of eight members. In accordance with its Corporate Governance Guidelines, Terra’s Board of Directors has affirmatively determined that David E. Fisher, Dod A. Fraser, Martha O. Hesse, Peter S. Janson, James R. Kroner, Dennis McGlone and Henry R. Slack each meet the criteria for independence required by the NYSE listing standards. The Board of Directors’ independence determination was based on information provided by our directors and discussions among our officers and directors. Following its evaluation, the Board of Directors concluded that none of the non-employee directors was involved in any transactions, relationships or arrangements not otherwise disclosed that would impair his or her independence. Mr. Bennett did not meet the independence standards because he is an employee of Terra and TNGP (or its predecessor), which is the General Partner of Terra Nitrogen Company, L.P. and an indirect, wholly owned subsidiary of Terra. The Nominating and Corporate Governance Committee reviews and designates director-nominees in accordance with the policies and principles of its charter and the Corporate Governance Guidelines.
Except for Mr. Bennett’s employment described above with TNGP, no occupation carried on by any director during the past five years was carried on with any corporation or organization that is a parent, subsidiary or other affiliate of the Company. There are no family relationships among any of the directors and any executive officer of the Company, nor is there any arrangement or understanding between any director, executive officer and any other person pursuant to which that director or executive officer was selected as a director or executive officer of the Company, as the case may be. There are no material proceedings in which any director or executive officer of the Company is a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries.
Terra has structured its Board of Directors to provide separate positions for a non-executive Chairman of the Board of Directors and a chief executive officer. The Board of Directors plans to maintain these responsibilities as separate positions.
During 2008, in accordance with the Corporate Governance Guidelines, the independent directors met at regularly scheduled executive sessions of the Board of Directors without management. The Chairman of the Board, Henry R. Slack, presided at all these executive sessions, which are held at each of our Board of Directors meetings.
The Board of Directors currently has three committees: Audit, Compensation, and Nominating and Corporate Governance. A description of each committee and its function appears under the heading “Committees of the Board of Directors” below. The Audit, Compensation, and Nominating and Corporate Governance Committees are each composed solely of independent directors as required by the NYSE listing standards. Each committee has its own charter setting forth the qualifications for membership and the committee’s purposes, goals and responsibilities. Each of these committees has the power to hire independent legal, financial or other advisors it deems necessary, without consulting or obtaining the advance approval of any Terra officer.
The Board of Directors has also adopted a Code of Ethics and Standards of Business Conduct, which outlines the principles, policies and laws that govern Terra’s activities and which serve as a tool for professional conduct in the workplace. The Code of Ethics and Standards of Business Conduct applies to Terra’s principal executive officer and principal financial officer, as well as all other officers, directors and employees.
It is the Board of Directors’ practice to encourage all its members to attend the Company’s annual stockholders meeting, although no written policy has been adopted in that regard. All Board members attended the Company’s 2008 stockholder meeting held May 6, 2008, in New York, New York.
Current versions of Terra’s Corporate Governance Guidelines, Code of Ethics and Standards of Business Conduct and committee charters can be found in the “Investors” section under “Governance” on Terra’s Web site at www.terraindustries.com, and are available in print, free of charge, upon request.
COMMITTEES OF THE BOARD OF DIRECTORS
Audit Committee. The Audit Committee met five times in 2008 and is currently composed of Mr. Fisher (Chairman), Ms. Hesse, Mr. Janson and Mr. Kroner. The committee is composed entirely of non-employee directors, each of whom meets the “independence” requirements of the NYSE listing standards. In accordance with Terra’s Audit Committee charter, all members of the committee are financially literate and the Board of Directors has determined that Mr. Fisher meets the requirements to be named “audit committee financial expert” as the term has been defined by the SEC. The Audit Committee charter is available on Terra’s website as set out in the “Corporate Governance” section above.
The Audit Committee reviews Terra’s procedures for reporting financial information to the public. The Audit Committee also reviews Terra’s internal audits, reports and related recommendations. Its members are directly responsible for Terra’s independent auditor and have the sole authority to appoint or replace the independent auditor. The committee reviews the scope of the annual audit, reviews related reports and recommendations and preapproves any non-audit services provided by the independent registered public auditor. In addition, the committee maintains, through regularly scheduled meetings, open lines of communication between the Board of Directors and Terra’s financial management, internal auditors and independent registered public auditor.

Compensation Committee. The Compensation Committee met three times in 2008 and is currently composed of Messrs. Fraser (Chairman), Fisher, Janson and McGlone. Each of the members of the committee meets the “independence” requirements of the NYSE listing standards. The committee’s functions include establishing the compensation to be paid to Terra’s executive officers. The committee also administers certain employee benefit plans, establishes and, in consultation with management, administers compensation guidelines and personnel policies. See the report on “Executive Compensation” below. The Compensation Committee charter is available on Terra’s website as set out in the “Corporate Governance” section above.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee met two times in 2008. It is currently composed of Ms. Hesse (Chairman), Mr. Fraser and Mr. Slack. Each of the members of the committee meets the “independence” requirements of the NYSE listing standards. The committee’s functions include helping the Board of Directors fulfill its responsibilities to stockholders by shaping the Company’s corporate governance and enhancing the quality and independence of the Board of Directors nominees. In addition, the committee identifies and reviews qualifications of potential Terra director candidates, to include those recommended by stockholders, and makes recommendations to the Board of Directors for nomination or election. The Nominating and Corporate Governance Committee generally identifies nominees for new directors based upon outside research and recommendations from directors and officers of the Company. Nominees for director are selected on the basis of broad experience, wisdom, integrity, ability to make independent analytical inquiries, understanding of Terra’s business environment, and willingness to devote adequate time and energy to Board of Directors duties. The Board of Directors considers directors of diverse backgrounds, in terms of both the individuals involved and their various experiences and areas of expertise. Each Board of Directors member must ensure that future commitments (including commitments to serve on boards of other companies) do not materially interfere with the member’s service as a Terra director. The Nominating and Corporate Governance Committee charter is available on Terra’s website as set out in the “Corporate Governance” section above.
The Nominating and Corporate Governance Committee charter also provides that the committee will review candidates who have been recommended by stockholders. Appropriate materials describing the personal and professional background and experience of candidates recommended by stockholders should be communicated to the Board of Directors. The committee will evaluate all such stockholder recommended candidates on the basis of the same qualities and characteristics as described in the preceding paragraph.
The Board of Directors establishes special Board of Directors committees from time to time, determining such committees’ specific functions as they are established. The Board of Directors and its committees occasionally take action by unanimous written consent in lieu of a meeting.
MEETINGS OF THE BOARD OF DIRECTORS
The Board of Directors held five regular meetings and three special meetings in 2008. Each director attended at least 92 percent of the total meetings of the Board of Directors and its committees of which he or she was a member.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires Terra’s executive officers, directors and beneficial owners of more than 10 percent of Terra’s common shares to file initial reports of beneficial ownership and reports of changes in beneficial ownership of the shares with the SEC and the NYSE. Executive officers and directors are required by SEC regulations to furnish Terra with copies of all Section 16(a) reports they file. All persons who were Terra executive officers, directors and beneficial owners of more than 10 percent of Terra’s common shares at any time during 2008 filed all reports required under Section 16(a) during and with respect to 2008 in a timely manner, except Joseph D. Giesler, Henry R. Slack and Douglas M. Stone, who each inadvertently filed one Form 4 late. This conclusion is based solely on a review of the copies of such filings furnished to Terra and of written representations from Terra’s executive officers and directors.

Item 11.	Executive Compensation
Executive Compensation and Other Information
Compensation Discussion and Analysis
I. Background
This compensation discussion and analysis discusses the material elements of compensation of our named executive officers for 2008. In 2008, our named executive officers were:
•	Michael L. Bennett, President and Chief Executive Officer;

•	Daniel D. Greenwell, Senior Vice President and Chief Financial Officer;

•	Joseph D. Giesler, Senior Vice President — Commercial Operations;

•	Richard S. Sanders, Jr., Vice President — Manufacturing; and

•	John W. Huey, Vice President, General Counsel and Corporate Secretary.
As a producer and marketer of nitrogen products for agricultural and industrial markets, Terra’s operating results are affected by the volatile nature of the nitrogen products industry. Demand for nitrogen products remained strong for much of 2008, contributing to our record earnings and returns during 2008. However, the current period of strong growth for 2007 and much of 2008 was preceded by a period of approximately six years of difficult market conditions characterized by losses and low returns. We expect that market volatility will continue to be a factor in this industry. In fact, during the fourth quarter 2008, the broad economic decline negatively impacted nitrogen product demand, leading to reduced sales prices and curtailment of shipments. We have designed our executive compensation program to reflect these fundamental factors. For additional details regarding the cyclical nature of the nitrogen products industry and our performance in light of these conditions, see the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Original Filing.
II. Overview
Objectives
The Compensation Committee’s primary objectives in designing our executive compensation program are to (i) provide competitive incentive rewards for the achievement of specific annual goals by Terra; (ii) minimize fixed costs during cyclical downturns; and (iii) provide incentives to manage our North American and United Kingdom asset base as well as new investments to earn returns in excess of our cost of capital over the long term.

Elements of Compensation
Our compensation program is comprised of three primary components:

Base Salary:	Base salaries are targeted at the low end of the market range in order to maintain low fixed cash costs during cyclical downturns.

Annual Incentives:	Annual incentives are paid in cash and provide the opportunity during periods of average and cyclically robust performance for management to earn competitive total cash compensation through a combination of salary and annual incentive payments.

Long-Term Incentives:	Long-term incentives are paid in restricted shares and performance shares in order to align the interests of our executive officers with those of our stockholders. While a portion is subject to time-based vesting in order to promote retention, for our most senior officers, a significant portion is comprised of performance share grants that will not vest unless Terra meets specified performance goals and will vest at above-target levels in the case of superior company performance. In particular, the vesting criteria for the performance share grants has significant upside potential tied to the ability of our senior officers to successfully manage our existing asset base and invest in new assets to generate returns in excess of the cost of capital. Together with base salary and annual cash incentive awards, long-term incentive awards are intended to provide the opportunity for our executive officers to achieve total compensation at approximately the 50th percentile of companies in our survey comparison group if target levels of performance are met.
The Compensation Committee’s approach to executive compensation is to review all three elements of compensation together, rather than considering each element separately, and to benchmark total compensation levels against a survey comparison group of approximately 400 companies, as described in the next paragraph. On a total compensation basis, the combination of base salaries, annual cash incentive awards and long-term incentives should provide our executive officers with above-average compensation for above-average individual and company performance and below-average compensation for below-average performance.
Role of Peer Groups and Competitive Benchmarking
In implementing our compensation program, our Compensation Committee has reviewed studies conducted by its compensation consultant, Towers Perrin, which compare our compensation to that of companies that are similar to us in revenue, market capitalization or industry profile. For 2008, the survey comparison group, which included approximately 400 companies, was comprised of a combination of “general industry” and “chemical industry” companies. Towers Perrin employed regression analysis to normalize the data relative to Terra’s annual revenues to ensure comparability. Our Compensation Committee also reviewed publicly available data on the compensation paid to the chief executive officers, chief financial officers and chief legal officers of 24 companies in our industry or a related industry, including most of the 13 companies included in the Performance Chart that appears on page 25 of the Original Filing. However, the broader survey comparison group serves as the Compensation Committee’s main source of executive compensation benchmarking. We believe that the broader group is appropriate in our case, because Terra has few direct U.S. competitors, and many of the companies in our industry peer group do not compete with us in executive recruitment. In addition, we recruit executive talent from across a broad range of industries.
Internal Pay Equity
Our Compensation Committee’s approach to determining the compensation of Michael Bennett, our Chief Executive Officer, is generally the same approach that is used to determine the compensation levels of our other senior executives, with two principal exceptions.
First, the performance measure for Mr. Bennett’s annual incentive award differs from those of our other executive officers. The individual goals applicable to Mr. Bennett under our Annual Incentive Plan are based on total company performance, whereas the individual goals of the executives who report directly to Mr. Bennett are generally based on their particular areas of responsibility. This distinction is intended to reflect Mr. Bennett’s level of accountability and influence with respect to overall company performance.
Additionally, in the case of long-term incentive awards, which are comprised of a combination of time-based restricted stock and performance share awards, two-thirds of Mr. Bennett’s awards are comprised of performance shares, whereas half of the other senior executives’ awards are comprised of performance shares. The Compensation Committee believes that Mr. Bennett has a greater ability to influence company performance, and, therefore, his awards should have more upside and downside potential than awards granted to our other executive officers.
III. Role of Our Compensation Consultant
In 2005, our Compensation Committee selected and retained Towers Perrin to serve as its independent compensation consultant. Towers Perrin advises and consults with the Chairman of our Compensation Committee in connection with our compensation programs and has particularly focused on long-term incentive compensation, stock ownership guidelines and executive severance and change in control arrangements. While Towers Perrin advises our Compensation Committee in making its decisions, including by providing our Compensation Committee with information about current market practices, our Compensation Committee retains ultimate authority to make all final determinations. Our Vice President, Investor Relations and Human Resources, Joe Ewing, often provides Towers Perrin with the necessary data and background information that it needs in order to prepare materials requested by the Compensation Committee.
At the request of our Compensation Committee, Towers Perrin also assisted us in preparing the executive compensation disclosure in this report and in our 2008 proxy statement by reviewing the Compensation Discussion and Analysis and, based on data we provided, assisting in the preparation of the tables.
IV. 2008 Executive Compensation Program
Our Compensation Committee developed a 2008 executive compensation program that provided for the following:

A. Base Salaries
For 2008, our executive officers received base salaries at approximately the 25th percentile of the survey comparison group of companies. The Compensation Committee determined that base salaries should be targeted around that level in order to control fixed costs in light of the volatile nature of the nitrogen products industry. The Summary Compensation Table below details the annual base salaries paid in 2008 to each of our named executive officers.
In February 2008, Mr. Bennett proposed increases to the base salaries of our named executive officers, based on his evaluation of each of our named executive officer’s performance. The Compensation Committee considered the proposed salary increases for our named executive officers and determined that salary increases were appropriate in order to maintain base salaries at the 25th percentile level. The Compensation Committee also took into account the individual performance of each of the named executive officers when determining the amount of salary increase to award.

Executive	2007 Base Salary	2008 Base Salary
Bennett	$550,000	$600,000
Greenwell	$300,000	$330,000
Giesler	$232,000	$240,000
Sanders	$220,000	$242,000
Huey	$275,000	$285,000
B. Annual Incentive Compensation
The cash incentive awards to be paid to our executive officers are allocated from an overall pool of available funds that is established by our Compensation Committee during the first quarter of each year based on the aggregate value of the potential awards payable to all participants in our Annual Incentive Plan. Payout levels under the Annual Incentive Plan are determined based on a combination of individual performance against individual goals and our achievement of return on capital employed (“ROCE”) targets, as described below. Prior to 2008, payout levels under the Annual Incentive Plan were based on the achievement of net income targets. The Compensation Committee decided in 2008 to switch to ROCE targets because ROCE is a better indicator of the operating and investment decisions of management and requires management to be disciplined in the use of Terra’s capital, and also to create consistency between the Annual Incentive Plan and the long-term incentive programs.
Mr. Bennett prepared a proposal for his own individual performance goals that was reviewed, modified and approved by the Compensation Committee in the first quarter of 2008. In addition, during the first quarter of 2008, each other executive officer worked with Mr. Bennett to establish individual performance goals for 2008, which focused on the executive’s corresponding function, department or business unit and which tracked Mr. Bennett’s own individual goals from an overall corporate perspective. At the same time, during the first quarter of 2008, the Compensation Committee approved the 2008 target annual incentive awards for each of our executive officers.
The 2008 individual performance goals for each of our named executive officers included the achievement of budgeted net income of $334 million for 2008.
Mr. Bennett’s individual goals for 2008 also included development and implementation of strategies to deal with enhancing organizational capabilities, pursuit of feedstock diversification opportunities, and growth and development of the Terra Environmental Technologies business.
Mr. Greenwell’s individual goals for 2008 also included development and implementation of a strategy to deal with Terra’s cash balances, identification of feedstock diversification opportunities, and implementation of a tax restructuring plan.
Mr. Giesler’s individual goals for 2008 also included development and implementation of strategies for the successful expansion and restart of existing facilities, optimization of production mix to maximize available margin and least cost distribution, and organizational planning objectives relating to supply chain and natural gas procurement.
Mr. Sanders’ individual goals for 2008 also included exceeding 2008 budgeted plant production statistics and achieving budgeted fixed operating costs, managing capital expenditures within budget, reduction in the number and severity of accidents, and reduction in environmental reportable incidents.
Mr. Huey’s individual goals for 2008 also included management and control of department and outside legal expenses while supporting the goals and objectives of management, full and timely compliance with all SEC reporting requirements, and completion of final aspects of the UK joint venture.
While funding of the incentive pool for 2008 was dependent on 2008 ROCE, performance by each executive officer against the corresponding individual performance goals based on recommendations by Mr. Bennett was used by the Compensation Committee to determine the executive’s actual award. In its exercise of discretion to determine individual awards under our Annual Incentive Plan, our Compensation Committee applied negative discretion to adjust the amount of certain individual awards downward. In a similar manner, the Board of Directors evaluates Mr. Bennett’s performance at the end of each year and determines the extent to which he has met his performance goals and sets his actual bonus.
The following table, which sets forth the target and actual annual incentive award for each of our named executive officers under our 2005, 2006, 2007 and 2008 Annual Incentive Plans, reflects how the cyclical nature of our business affected our Annual Incentive Plan payouts. Our performance for 2007 and 2008 was robust while our performance for 2005 and 2006 was below target.

	Target	Actual	Target	Actual	Target	Actual
	2005	2005	2006	2006	2007	2007	Target 2008	Actual 2008
	Annual	Annual	Annual	Annual	Annual	Annual	Annual	Annual
Executive	Incentives	Incentives	Incentives	Incentives	Incentives	Incentives	Incentives	Incentives
Bennett	$315,000	$200,000	$575,000	$0	$825,000	$1,468,500	$900,000	$1,710,000
Greenwell	$78,750	$52,000	$116,000	$0	$150,000	$300,000	$198,000	$396,000
Giesler	$86,000	$54,000	$134,400	$0	$139,200	$230,000	$144,000	$275,000
Sanders	$64,750	$50,000	$98,500	$0	$132,000	$245,000	$145,200	$290,000
Huey	N/A	N/A	$132,500 (1)	$0	$137,500	$265,000	$142,500	$275,000

(1)	Mr. Huey’s 2006 target incentive amount was prorated to reflect that he was hired on October 25, 2006.
The target individual award to each of the executive officers under the Annual Incentive Plan is determined as a percentage of the executive officer’s base salary. The target awards to each of our named executive officers pursuant to the 2008 Annual Incentive Plan were 150% for Mr. Bennett, 60% for each of Messrs. Greenwell, Giesler and Sanders and 50% for Mr. Huey. These target awards were chosen to allow our executive officers to achieve total compensation at approximately the 50th percentile if target levels of performance are met, and are identical to the target awards for our named executive officers under the 2007 Annual Incentive Plan.
The Annual Incentive Plan covers our officers and certain other key employees. The size of the pool is determined based on the aggregation of the individual target awards and is funded based on our achievement of ROCE. The funding of the pool for the 2008 Annual Incentive Plan was determined based on the following performance measures:
•	If Terra’s 2008 ROCE was less than 7%, the incentive pool would not have been funded.

•	If Terra’s 2008 ROCE was equal to 7%, 50% of the target annual incentive pool would have been funded.

•	For each 0.06% by which Terra’s 2008 ROCE was greater than 7%, an additional 1% of the target annual incentive pool would have been funded.
Under this formula, if Terra had achieved a 2008 ROCE of 10%, the incentive pool would have been funded at 100% of the target amount, and with a 2008 ROCE of 16%, the incentive pool would have been funded at the maximum level of 200% of the target amount. The actual 2008 ROCE was greater than 16%, resulting in the funding of the incentive pool with a total amount of $5,758,725, equal to the maximum level.
The Compensation Committee selected achievement of 10% ROCE as the target for 100% funding of the incentive pool for 2008, because that level of ROCE, according to outside studies performed by investment bankers at the request of our Chief Financial Officer, was approximately equal to our cost of capital for 2008.

The Compensation Committee’s approach in determining ROCE for purposes of the Annual Incentive Plan is that while annual incentive compensation levels for our executive officers should reflect operating costs incurred during the relevant year, decisions made by the Board of Directors about Terra’s capital structure should neither increase nor decrease executive compensation levels. This approach was reflected in the calculation of 2008 ROCE, which excluded all income and gains unrelated to the operations and operating assets of Terra and included all losses and expenses related to operations and operating assets of Terra.
While achievement of a threshold amount of ROCE is required in order for the incentive pool to be funded, the Compensation Committee retains discretion to make funds available for annual incentive awards outside of the Annual Incentive Plan to reward exceptional individual performance even if threshold performance measures are not met.
C. Long-Term Incentives
In accordance with our philosophy of tying long-term incentive awards to company performance, the Compensation Committee has designed our long-term incentive program to accomplish the following objectives: (1) reward achievement of ROCE targets on a cumulative basis over a three-year period; (2) provide more substantial incentives for achieving returns above the cost of capital; (3) assist with attraction and retention of executives; and (4) align management incentives with shareholder interests through the use of equity awards. To these ends, our long-term incentive compensation is comprised of a combination of performance share awards, which only vest upon achievement of performance goals relating to our ROCE, and restricted shares, which vest based on continued employment.
Each year, the Compensation Committee sets an annual target award for each executive officer who participates in our long-term incentive plan. For 2008, in the case of executive officers other than Mr. Bennett, target grants were 130% of annual base salary. Mr. Bennett’s target grant was set at 300% of his annual base salary. The Compensation Committee determined that these target levels were appropriate for 2008 based on market data with respect to the comparison group of companies and the objective of setting long-term compensation to allow our executive officers to achieve total compensation at approximately the 50th percentile if target levels of performance are met. The target value of the long-term incentive awards for 2008 for each of the named executive officers (expressed as a percentage of base salary) is set forth under “ Long-Term Incentive Awards” beginning on page 29.
The Compensation Committee determined that in the case of executive officers other than Mr. Bennett, 50% of the value of the 2008 long-term incentive grant should be subject to time-based vesting criteria to assist in executive retention, while the remaining 50% should be subject to performance-based vesting criteria. As previously noted, Mr. Bennett received one-third of his grant in restricted shares and two-thirds in performance share grants. The performance share grants for 2008 were approved by the Compensation Committee on February 13, 2008 and were made on February 22, 2008, and the restricted share grants for 2008 were approved by the Compensation Committee on July 15, 2008 and were made on July 16, 2008.
In accordance with applicable disclosure rules, the Summary Compensation Table on page 24 reflects the amounts we recognized as an accounting expense pursuant to FAS 123R for 2008 in connection with awards granted in 2008 and in prior years. These values were not, however, considered by us or the Compensation Committee when determining the long-term incentive award grants. Instead, the Compensation Committee considered the fair market value of the shares on the grant date and, in the case of performance share awards, the value of potential payouts based on achievement of the performance targets described below. The full grant date values (determined in accordance with FAS 123R) are set forth in the Grants of Plan-Based Awards in 2008 Table on page 27, and the fair market value of these awards, based on our stock price of $16.67 per share as of December 31, 2008, is set forth in the Outstanding Equity Awards at 2008 Fiscal Year-End Table on page 33.
2008 Performance Share Awards
For purposes of the 2008 performance share grants, the number of shares to be issued will depend on Terra’s annualized average ROCE over the three-year performance period ending on December 31, 2010. We use ROCE as the performance metric because ROCE is a critical indicator of good operating and investment decisions by management, is an important measurement for judging success of Terra’s strategic initiatives, and is a critical metric for investors.
The following table illustrates target and actual achievement of ROCE as of December 31, 2008, with respect to the 2006-2008, 2007-2009 and 2008-2010 performance periods.

					Level of Payout for
		Actual		Actual Average	Performance Share
Performance	Target	Achievement of		Annual ROCE (as	Awards (as a % of
Period	ROCE	ROCE (by year)		of 12/31/08)	target)
		2006	4.303%
2006-2008	9%	2007	29.560%	34.306%	200%
		2008	73.186%
2007-2009	9%	2007	29.560%	51.373%	To be determined
		2008	73.186%		after 12/31/09
2008-2010	10%	2008	73.1863%	73.186%	To be determined after 12/31/10
The performance share grant payouts for the 2008 grant cycle (with a performance period ending in 2010) will be determined based on the following measures:
•	If Terra’s annualized average ROCE for the period is less than 5%, no shares will be delivered.

•	If Terra’s annualized average ROCE for the period is between 5% and 10%, 1% of the target number of shares will be delivered for each 0.05% by which annualized average ROCE exceeds 5%. Thus, if annualized average ROCE is equal to 10%, 100% of the target number of shares will be delivered.

•	If Terra’s annualized average ROCE for the period exceeds 10%, an additional 1% of the target number of shares will be delivered for each 0.025% by which annualized average ROCE exceeds 10%, up to a maximum of 200% of the target number of shares.
Annualized average ROCE of 10% over a cumulative three year period was determined by the Compensation Committee to be an appropriate goal, as outside studies performed by investment bankers indicated that it is approximately equal to our cost of capital. As noted above in the description of the Annual Incentive Plan, the Compensation Committee believes that while long-term performance awards to our executive officers should reflect operating costs incurred during the relevant performance period, decisions made by the Board of Directors about Terra’s capital structure should not affect executive compensation levels.
Achievement of ROCE is the performance goal that determines both the funding of the 2008 Annual Incentive Plan bonus pool and payout of the 2008 performance share awards. In selecting performance metrics for both arrangements, the Compensation Committee considered the objectives of each type of arrangement and set threshold, target and maximum levels for both arrangements accordingly. While achievement of 10% ROCE was determined to be the appropriate target level under both arrangements, the Compensation Committee determined that unlike the Annual Incentive Plan, which provides no awards to any participants if the performance for the year is below the level that would fund the target incentive pool at 50%, participants who hold performance shares may earn as few as 1% of the target number of shares for performance that is at the threshold level over the three-year term of the performance period. This approach is intended to ensure that poor performance during an early part of the performance period will not discourage participants by causing the performance measurements to be impossible to achieve but allows participants to earn some portion of the performance shares if performance in the later part of the performance period has improved. In addition, while achievement of ROCE under the Annual Incentive Plan provides for a “straight-line” increase in the percentage at which the bonus pool is funded, the performance share awards provide for a “two tiered” approach, pursuant to which achievement of ROCE above the target level results in a greater increase in the total percentage of shares awarded. The Compensation Committee determined that this distinction was appropriate in order to provide additional incentives to encourage our officers to excel in creating long-term value for our shareholders.
Performance share grants vest at the end of a three-year performance period, based on achievement of performance goals and assuming that the participant remains employed by Terra. Upon vesting of a performance share grant, the holder is entitled to receive a number of shares ranging from 0% to 200% of the target number of shares subject to the award, based on achievement of ROCE. Individual performance does not play a part in determining the level of vesting. Except in the case of death, total disability or other special circumstances identified by the Compensation Committee, the performance share grants will be forfeited if employment terminates for any reason prior to vesting, except that in the event of a change in control of Terra, vesting of the performance share awards will immediately accelerate and the holder will be entitled to the greater of the target number of shares subject to the award and a number based on actual company performance prior to the change in control. In the event of termination of employment due to death, the holder will become entitled to a number of performance shares based on actual performance prior to death. In the event of termination of employment due to total disability, performance shares will continue to vest following termination based on achievement of performance goals.

2008 Restricted Share Awards
The restricted shares are subject to cliff vesting with 100% of the award vesting on the third anniversary of the grant date, assuming that the participant remains employed by Terra at such time. Except in the case of death, total disability or termination of employment without cause or for good reason (both as defined in the award agreement) following a change in control of Terra or in other special circumstances identified by the Compensation Committee, the restricted shares will be forfeited if employment terminates for any reason prior to vesting. In the event of termination of employment due to death or total disability, the vesting of restricted shares will accelerate in full. Grants of restricted shares made prior to 2008 will vest in full automatically upon a change in control of Terra. In 2008, the Compensation Committee considered the issue of vesting of restricted shares upon a change in control and determined that automatic vesting upon a change in control might not be in the shareholders’ best interests, and that full vesting of the restricted shares upon certain terminations following a change in control of Terra would provide more retention value while still providing appropriate protection to the holder of the restricted shares. As a result, the Compensation Committee decided that, following a change in control of Terra, the vesting of restricted shares granted in 2008 and later years shall only accelerate if the holder is terminated without cause or for good reason.
Changes to Incentive Compensation Programs for 2009
For past grants under the Annual Incentive Plan and the long-term incentive program, cash has been excluded from the calculation of ROCE. ROCE is defined as average annual income from operations reduced by 35% for normal income tax expense divided by average capital employed. Average capital employed was previously defined to mean common and preferred stockholders’ equity plus short and long-term debt, deferred income taxes and minority interest, less cash. In February 2009, the Compensation Committee examined different scenarios for how the inclusion or exclusion of cash in the denominator of ROCE would impact management’s decisions and affect the level of net income required to generate the target levels of ROCE under the Annual Incentive Plan and long-term incentive program.
After careful review, the Compensation Committee concluded that the inclusion of cash in the ROCE calculation would create additional incentives for management to use and invest cash wisely to generate additional growth and income. Therefore, for awards made in 2009 pursuant to both the Annual Incentive Plan and the performance-based portion of the long-term incentive program, the Compensation Committee has determined that the formula to determine ROCE will include cash.
As the Compensation Committee noted during its study, the change to the ROCE formula will cause the amount of net income that will be required in order for the executive officers to reach their maximum payout levels pursuant to the awards to be almost twice the amount of net income that would be required if cash was excluded from the calculation of ROCE. This change represents a significant increase in the level of performance required to generate payments under both the Annual Incentive Plan and the long-term incentive program.
In addition to adding cash into the calculation of ROCE, the Compensation Committee selected performance targets for the 2009 Annual Incentive Plan and the 2009 performance share grants that are higher than the levels for previous grants. The funding of the pool for the 2009 Annual Incentive Plan will be determined based on the following performance measures:
•	If Terra’s 2009 ROCE is less than 9%, the incentive pool will not be funded.

•	If Terra’s 2009 ROCE is equal to 9%, 50% of the target annual incentive pool will be funded.

•	For each 0.07% by which Terra’s 2009 ROCE is greater than 9%, an additional 1% of the target annual incentive pool will be funded.
Under this formula, if Terra achieves 2009 ROCE of 12.5%, the incentive pool will be funded at 100% of the target amount, and with 2009 ROCE of 19.5%, the incentive pool will be funded at the maximum level of 200% of the target amount.
The performance share grant payouts for the 2009-2011 grant cycle (with a performance period ending in 2011) will be determined based on the following measures:
•	If Terra’s annualized average ROCE for the period is less than 7.5%, no shares will be delivered.

•	If Terra’s annualized average ROCE for the period is between 7.5% and 12.5%, 1% of the target number of shares will be delivered for each 0.05% by which annualized average ROCE exceeds 7.5%. Thus, if annualized average ROCE is equal to 12.5%, 100% of the target number of shares will be delivered.

•	If Terra’s annualized average ROCE for the period exceeds 12.5%, an additional 1% of the target number of shares will be delivered for each 0.025% by which annualized average ROCE exceeds 12.5%, up to a maximum of 200% of the target number of shares for an annualized average ROCE of 15% or higher.
The Compensation Committee selected the target of 12.5% ROCE for both the 2009 Annual Incentive Plan and the 2009 performance share grants because annualized average ROCE of 12.5% over a cumulative three-year period is approximately equal to our cost of capital, as indicated in outside studies performed by investment bankers.
The Compensation Committee also determined that, unlike prior grants of performance shares, the 2009 performance shares grants should not vest automatically upon a change in control. Instead, for the 2009 performance share grants and grants in future years, following a change in control of Terra, the number of shares that each holder will be entitled to receive will become fixed as of the date of the change of control at the greater of the target number of shares subject to the award and a number based on actual company performance prior to the change in control. Each holder of the performance shares will receive such performance shares on the earlier of the date that such award would otherwise vest or the date that such holder is terminated without cause or for good reason (both as defined in the performance share award agreement).
D. Severance
Prior to 2006, we were a party to executive retention agreements with our senior executives that provided for payments and benefits in the event of a termination of employment following a change in control, but no executives were covered by employment agreements or other severance arrangements that established the level of payments and benefits to be provided in connection with a termination that was not related to a change in control. During this period, executive severance was generally determined through individual negotiations, which often led to a variety of inconsistent results. In 2006, the Compensation Committee decided that a standard form of severance agreement covering non-change in control severance was needed to promote additional stability, ensure equitable treatment and avoid the need for individual negotiations. At the same time, the Compensation Committee decided to review its change in control severance practices. In connection with the Compensation Committee’s review of our severance practices, Towers Perrin provided the Compensation Committee with information about severance benefits that are generally provided in the event of an involuntary termination of a senior executive’s employment, both in the change in control and non-change in control contexts.
Based on the Compensation Committee’s review, on October 5, 2006, we entered into employment severance agreements with each individual who was an executive officer of Terra at that time. In addition, we entered into an employment severance agreement with Mr. Huey in October 2006 when he became an executive officer.
All employment severance agreements with our executive officers are identical except that Mr. Bennett’s agreement provides for an initial term of five years rather than three, and the approval of three-quarters of our Board is required in order to terminate Mr. Bennett for “cause”. Our Compensation Committee considered these distinctions appropriate in order to reflect Mr. Bennett’s unique role within our company. For a thorough description of the material terms of the agreements with each of our named executive officers, see “Employment Severance Agreements” beginning on page 28. For a description and quantification of the payments and benefits that may be provided to the named executive officers under these agreements, see “Post-Employment Payments” beginning on page 40.
The Compensation Committee selected the severance multiples and levels of benefits based on information that Towers Perrin provided in 2006 regarding current market practices relating to executive severance. Annually, the Compensation Committee considers and may extend the term of the agreements by one year. Should the Compensation Committee decide not to extend their terms, the agreements will expire one year thereafter.
In July 2008, the Compensation Committee reviewed the key terms of the employment severance agreements with our executives and the potential impact of the agreements upon a change in control of Terra, including information provided by Towers Perrin regarding the potential amounts of excise tax gross-ups that would be payable under different stock price scenarios. The Compensation Committee decided to extend the terms of the agreements (other than Mr. Bennett’s agreement, which expires in 2011) by one year from the originally scheduled expiration date of October 2009, without changes to the key terms of the agreements other than the addition of the willful breach of the Company’s code of conduct and failure to comply with government investigations to the definition of “cause”.
E. Defined Benefit Pension Plans
We do not offer defined benefit pension plans to our employees who were hired on or after July 1, 2003. We do, however, maintain the Terra Industries Inc. Employees’ Retirement Plan, which is a tax-qualified defined benefit pension plan maintained for the benefit of all U.S. employees hired before July 1, 2003 (which includes each of our named executive officers, other than Messrs. Greenwell or Huey).
On January 1, 1992, we adopted a supplemental executive retirement plan (the “SERP”). The Compensation Committee and the Board of Directors established the SERP so that certain management and highly compensated employees would not be ineligible for the benefits that would have been provided to them under our tax-qualified defined benefit pension plan but for the limits imposed by the

Internal Revenue Code and the Employee Retirement Income Security Act. The SERP is an unfunded plan. Participants in the SERP have the status of unsecured creditors of Terra. As of December 31, 2008, the only named executive officers who had accrued benefits under the SERP were Messrs. Bennett, Giesler and Sanders.
For a description of the benefits accrued by each of our named executive officers under our defined benefit pension plans as of December 31, 2008, see the Pension Benefits in Fiscal Year 2008 Table on page 36.
F. Defined Contribution Plans
We maintain a 401(k) plan, which is a tax-qualified defined contribution plan maintained for the benefit of all U.S. employees, including our named executive officers. The 401(k) plan permits employees to contribute a portion of their pay to the plan on a pre-tax basis. We also provide for a company matching contribution as well as a direct company contribution in the case of employees who are not eligible to participate in the Terra Industries Inc. Employees’ Retirement Plan. The amount of our 2008 contribution to the 401(k) on behalf of each of our named executive officers is set forth in the explanation of the All Other Compensation column of the Summary Compensation Table.
We established a nonqualified Supplemental Deferred Compensation Plan on December 20, 1993. Due to the substantial restrictions imposed by Section 409A of the Internal Revenue Code, on December 31, 2004, we froze the plan with respect to future deferrals. In general, the plan allowed participants to defer certain portions of annual base salary and annual incentive awards and to determine how to invest amounts deferred pursuant to the plan. The plan is unfunded. Participants in the plan have the status of unsecured creditors of Terra. As of December 31, 2008, the only named executive officers with an outstanding balance in the plan were Messrs. Giesler and Sanders.
G. Employee Welfare and Fringe Benefit Plans
Our named executive officers are eligible to participate in our welfare and fringe benefit plans on the same basis as all of our other full-time employees. These benefits include our medical, dental and vision plans, life insurance, short-term and long-term disability plans, business travel accident insurance, tuition reimbursement, healthcare spending accounts, and dependent care spending accounts. In addition, due to limitations on the level of base salary covered by our primary long-term disability policy and in order to provide executive officers with long-term disability coverage equal to 60% of base salary (which is the rate of coverage provided to all U.S. employees), we maintain supplemental long-term disability policies.
H. Perquisites
The named executive officers are provided company-paid memberships in a local country club of their choice. We cover any costs associated with this perquisite, including taxes. This perquisite is provided in order to allow the executives to entertain business associates of Terra, such as partners in joint ventures, customers and suppliers. The named executive officers are also permitted to use the club amenities for personal and family activities.

V. Other Matters
A. Stock Ownership/Retention Guidelines
The Compensation Committee reviewed market data assembled by Towers Perrin to arrive at a recommendation with respect to stock ownership by our executive officers. The purpose of the guidelines is to encourage our executive officers to own and retain shares of our stock, thereby aligning their interests with those of our other stockholders. Although these guidelines are not mandatory, executive officers are strongly encouraged to follow them. However, special circumstances may require an executive officer to depart from the guidelines on occasion. Current ownership guidelines are as follows:

Chief Executive Officer	4 times annual base salary
Senior Vice Presidents	3 times annual base salary
Vice Presidents	1 times annual base salary
Fifty percent of unvested restricted shares will count toward the ownership guidelines prior to vesting. After satisfying the ownership guidelines described above, the executive officers are asked to hold an additional 50% of any shares awarded to them under our long-term incentive programs (including restricted shares and performance share grants) for a minimum of 12 months following vesting.
As of December 31, 2008, Mr. Bennett’s share ownership exceeded 9 times his annual base salary. The other named executive officers, with the exception of Mr. Greenwell, also exceeded their respective guideline multiples as of December 31, 2008. Mr. Greenwell’s share ownership was approximately 2.42 times his annual base salary as of December 31, 2008 due to the recent decline in the price of our stock.
In October 2007, our Board of Directors implemented share ownership guidelines of 20,000 shares for all non-employee directors except the Chairman, which guideline is 30,000 shares. All newly elected directors are to be allowed a five-year period from election to satisfy the new guidelines.
B. Indemnity Agreements
Terra’s charter and bylaws provide indemnification for its officers and directors to the maximum extent permitted by law. In general, we will pay the costs of legal defense, settlements or judgments on behalf of the officer or director relating to actions taken in the course of employment or service with Terra, as long as conduct meets applicable standards. We have entered into Indemnity Agreements with the executive officers and directors, including the named executive officers. The agreements provide the maximum indemnity available under Maryland General Corporate Law, which is substantially the same as that provided under our charter and bylaws, and provide for certain procedural requirements in order to obtain indemnification, the timing of required determinations, indemnification payments, advancement of expenses, and the rights of officers and directors in the event that we fail to provide indemnification or to advance expenses.
C. Role of Executive Officers in Determining Compensation
Executive officers who are directly involved in administering the executive compensation program include Mr. Bennett and Mr. Ewing, who is our Vice President, Investor Relations and Human Resources. Mr. Bennett is excluded from discussions and decisions regarding his own compensation. Mr. Ewing manages the administrative aspects of the Compensation Committee’s relationship with Towers Perrin, as well as the calculation and presentation to the Compensation Committee of proposed executive annual salaries, annual incentive awards, and long-term incentive awards. Mr. Ewing corresponds frequently with Mr. Fraser, the Chairman of our Compensation Committee. Mr. Ewing communicates frequently with Mr. Bennett in all matters relating to executive compensation, other than those matters that relate to Mr. Bennett’s own compensation. Mr. Ewing also occasionally relies on Mr. Greenwell, our Senior Vice President and Chief Financial Officer, to calculate and review Terra’s ROCE, which is the relevant performance measure under our Annual Incentive Plan and our long-term incentive program. Mr. Huey, Vice President, General Counsel and Corporate Secretary, is engaged with respect to legal and SEC issues relating to executive compensation, including reporting and disclosure issues.
Pursuant to its charter, the Compensation Committee is required to meet at least twice annually but will meet more frequently to the extent necessary. In 2008, the Compensation Committee met three times. Generally, executive officers who attend the meetings are Mr. Bennett, Mr. Ewing, and Mr. Huey, who acts as secretary of the meeting. Mr. Bennett and Mr. Ewing present the recommendations for any changes to compensation of our executive officers, except that no recommendations are made with respect to Mr. Bennett. Mr. Bennett makes recommendations to the Compensation Committee regarding the level of annual and long-term incentive awards for executive officers other than himself and reviews the performance of such executive officers with regards to payout levels of incentive awards, but the Compensation Committee makes the final determinations regarding grants and payout levels of awards. Mr. Bennett’s day-to-day knowledge of the performance of the executives of Terra enables him to better evaluate the performance of the executives. The Compensation Committee considers the recommendations of Mr. Bennett as well as market data and the overall compensation objectives of Terra in making its determinations. Final decisions regarding compensation for Mr. Bennett are made by the Compensation Committee in executive session, excluding all members of management. Decisions regarding Mr. Bennett are then communicated by Messrs. Slack and Fraser to Mr. Bennett and subsequently to Mr. Ewing. Mr. Ewing is responsible for implementing all approved changes. Decisions regarding the other executive officers are communicated by Mr. Bennett to Mr. Ewing.
D. Deductibility of Executive Compensation
As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. Section 162(m) provides that the Company may not deduct compensation of more than $1,000,000 paid in any year to the Chief Executive Officer or any of the three other most highly compensated officers (excluding the Chief Financial Officer), to the extent that such compensation is not “performance-based” as defined in Section 162(m). To qualify as “performance-based” compensation, certain pre-established objective performance goals and certain other conditions must be met. We have considered the potential impact of Section 162(m) on Terra’s compensation plans and have determined that it is consistent with Terra’s best interests for the compensation of our executives to qualify for the deduction available under Section 162(m) where possible. Therefore, we have designed certain of our plans and programs, including the 2008 Annual Incentive Plan and the 2008 performance share grants, as described above, to qualify for deductibility under Section 162(m).
In 2008, the Internal Revenue Service released guidance impacting the deductibility pursuant to Section 162(m) of certain bonuses or other programs if the bonus or program is referred to in the severance formula of an employee’s employment agreement. We are considering the impact of this guidance on our plans and programs and on the employment severance agreements described above, and, upon their renewal in October 2009, we may decide to revise the language contained in the employment severance agreements to comply with this guidance.
Compensation Committee Report
We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Terra’s Annual Report on Form 10-K and proxy statement on Schedule 14A.
Members of the Compensation Committee
of the Board of Directors
Dod A. Fraser, Chairman
David E. Fisher
Peter S. Janson
Dennis McGlone

Executive Compensation
Summary Compensation Table
The following table summarizes the compensation of each of our named executive officers for the fiscal year ended December 31, 2008. The named executive officers are our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers ranked by their total compensation in the table below.

							Change in
							Pension Value
							& Non-
							qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name & Principal			Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	Salary ($)	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)(5)	($)(6)	Total ($)

M. Bennett,	2008	$592,308	$—	$2,879,126	$—	$1,710,000	$184,533	$25,028	$5,390,994
President & CEO	2007	$540,385	$—	$2,770,201	$—	$1,468,500	$96,713	$24,166	$4,899,965
	2006	$492,308	$—	$1,147,153	$—	$—	$80,572	$22,421	$1,742,453

D. Greenwell,	2008	$325,385	$—	$586,218	$—	$396,000	$—	$23,800	$1,331,403
SVP & CFO (7)	2007	$268,404	$1,250	$377,773	$—	$298,750	$—	$35,285	$981,462
	2006

J. Giesler,	2008	$238,769	$—	$481,653	$—	$275,000	$31,359	$21,460	$1,048,241
SVP Commercial Operations	2007	$230,462	$—	$559,488	$—	$230,000	$26,366	$20,578	$1,066,894
	2006	$222,615	$—	$295,988	$—	$—	$31,718	$24,248	$574,570

R. Sanders, Jr.	2008	$238,615	$—	$450,186	$—	$290,000	$28,185	$23,066	$1,030,053
VP Manufacturing	2007	$216,154	$—	$456,517	$—	$245,000	$18,420	$21,777	$957,868
	2006	$197,692	$—	$233,094	$—	$—	$20,077	$23,540	$474,403

J. Huey	2008	$283,462	$—	$407,612	$—	$275,000	$—	$21,403	$987,476
VP, General Counsel	2007	$273,077	$—	$217,079	$—	$265,000	$—	$26,919	$782,075
& Corporate Secretary (7)	2006

(1)	Represents annual incentive plan payments in excess of the named executive officer’s maximum opportunity under the annual incentive plan.

(2)	Represents the compensation costs of equity grants for financial reporting purposes for the year under FAS 123R, rather than an amount paid to or realized by the named executive officer. See Terra’s Original Filing for the assumptions made in determining FAS 123R values. The FAS 123R value as of the grant date for equity grants is spread over the number of months of service required for the grant to become non-forfeitable. For additional information about stock-based grants made in 2008, see the Grants of Plan-Based Awards table and accompanying footnotes and narrative.

(3)	Reflects the amount earned for 2008 performance under the annual incentive plan, up to the individual’s maximum incentive opportunity. Amounts were earned in 2008 and paid in 2009, and 2007 amounts were earned in 2007 and paid in 2008.

(4)	In the case of each of our named executive officers other than Messrs. Greenwell and Huey, amounts shown are solely an estimate of the increase for 2008 in the actuarial present value of the named executive officer’s age 65 accrued benefit under the Terra Industries Inc. Employees’ Retirement Plan (“Retirement Plan”) and, in the case of Messrs. Bennett, Giesler and Sanders, under the Terra Industries Inc. Excess Benefit Plan (“SERP”). No amount is payable under these plans before a participant attains age 55.

(5)	Assumptions used to calculate the actuarial present value of the accrued benefits of the named executive officers are further described under Pension Benefits in Fiscal Year 2008 Table on page 36. The Change in Pension Value and Non-qualified Deferred Compensation Earnings Column also reports the amount of above market earnings on compensation that is deferred outside of tax-qualified plans. No amount is reported with respect to earnings on deferred compensation plans because above market rates are not permitted under the Supplemental Deferred Compensation Plan.

(6)	See “All Other Compensation” disclosure for details.

(7)	Messrs. Greenwell and Huey were not named executive officers in 2006.

All Other Compensation Table
The following table describes each component of the All Other Compensation column in the Summary Compensation Table.

		Registrant
	Perquisites &	Contributions
	Other	to Defined		Tax
	Personal	Contribution	Insurance	Reimbursements
Name	Benefits(1)	Plans(2)	Premiums(3)	(4)	Other(5)	Total

M. Bennett, President & CEO	$6,885	$10,800	$2,798	$4,484	$60	$25,028

D. Greenwell, SVP & CFO	$6,885	$11,118	$496	$5,241	$60	$23,800

J. Giesler, SVP Commercial Operations	$5,773	$11,230	$521	$3,876	$60	$21,460

R. Sanders, VP Manufacturing	$7,306	$10,333	$521	$4,846	$60	$23,066

J. Huey, VP, General Counsel & Corporate Secretary	$4,685	$10,975	$1,849	$3,833	$60	$21,403

(1)	Amounts include only country club dues for each executive.

(2)	Includes company contributions to each executive’s 401(k) account.

(3)	Includes group life insurance premiums for coverage in excess of $50,000.

(4)	Includes tax gross-ups paid by Terra in 2008 on perquisites and other benefits from 2007. These gross-ups are based only on taxes from company payment of country club dues for all of the named executive officers.

(5)	Value of gift card given to each named executive officer during 2008.

Grants of Plan-Based Awards in 2008
The following table provides information on awards under the Annual Incentive Plan and restricted share and performance share awards granted in 2008 to each of our named executive officers. The amount of the performance share awards and restricted share awards that was expensed in 2008 is shown in the Summary Compensation Table on page 24.

											All Other
										All Other	Option
										Stock	Awards:
										Awards:	Number	Exercise
				Estimated Future Payouts Under						Number	of	or Base		Grant Date
			Type	Non-Equity Incentive Plan			Estimated Future Payouts Under			of Shares	Securities	Price of	Market	Fair Value
			of	Awards(4)			Equity Incentive Plan Awards(5)			of Stock	Underlying	Option	Price on	of Stock &
	Grant	Date of	Award	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Grant	Option
Name	Date(1)	Action(2)	(3)	($)	($)	($)	(#)	(#)	(#)	(#)(6)	(#)	($ / Sh)	Date	Awards(7)

M. Bennett,	16-Jul-08	15-Jul-08	RS							12,100	—	NA	$46.44	$561,924
President & CEO	22-Feb-08	13-Feb-08	PS				—	28,000	56,000				$47.75	$2,674,000
	22-Feb-08	—	AI	450,000	900,000	1,800,000								NA
D. Greenwell,	16-Jul-08	15-Jul-08	RS							4,300	—	NA	$46.44	$199,692
SVP & CFO	22-Feb-08	13-Feb-08	PS				—	4,900	9,800				$47.75	$467,950
	22-Feb-08	—	AI	99,000	198,000	396,000								NA
J. Giesler,	16-Jul-08	15-Jul-08	RS							3,200	—	NA	$46.44	$148,608
SVP Commercial Operations	22-Feb-08	13-Feb-08	PS				—	3,600	7,200				$47.75	$343,800
	22-Feb-08	—	AI	72,000	144,000	288,000								NA

R. Sanders,	16-Jul-08	15-Jul-08	RS							3,200	—	NA	$46.44	$148,608
VP Manufacturing	22-Feb-08	13-Feb-08	PS				—	3,600	7,200				$47.75	$343,800
	22-Feb-08	—	AI	72,600	145,200	290,400								NA
J. Huey,	16-Jul-08	15-Jul-08	RS							3,700	—	NA	$46.44	$171,828
VP, Gen. Counsel & Corp. Secretary	22-Feb-08	13-Feb-08	PS				—	4,300	8,600				$47.75	$410,650
	22-Feb-08	—	AI	71,250	142,500	285,000								NA

(1)	Reflects the date grants were actually made.

(2)	Reflects the date grants were approved by the Compensation Committee.

(3)	For purposes of this table, RS means a grant of Restricted Stock, PS means a grant of Performance Stock and AI means a grant under the Annual Incentive Plan.

(4)	Reflects grants made under Terra’s Annual Incentive Plan. Actual payouts under this plan are based on performance versus financial targets over the corresponding fiscal year and individual performance. Cash payouts are made after completion of the one-year performance period. Threshold awards are 50% of target and maximum awards are 200% of target.

(5)	Reflects grants of performance shares made under Terra’s long-term incentive performance plan. Actual payouts under this plan are based on performance versus financial targets over a three-year period and depend on actual performance versus targets over the performance period, except that in the event of a change in control, performance shares will be issued immediately at the higher of target or actual performance level for the quarters completed prior to the change in control. Threshold award is zero shares, and maximum award is 200% of targeted shares.

(6)	Reflects grants of restricted shares that have time-based vesting, which vest 100% on the third anniversary of the grant date or immediately upon a change in control (except for 2008 grants, which vest 100% on the third anniversary of the grant date or upon a change in control and subsequent qualifying termination).

(7)	Amounts reflect maximum payouts for the performance share grants and stock price on the date of grant.

The following is a description of material factors necessary to understand the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards table. This description is intended to supplement the information discussed in the Compensation Discussion and Analysis.
Employment Severance Agreements
Background
On October 5, 2006, we entered into an employment severance agreement with each of our named executive officers other than Mr. Huey, with whom we entered into an employment severance agreement on October 25, 2006. The named executive officers were previously parties to executive retention agreements with us, which provided for severance and other benefits in the event of a termination of employment following a change in control. The new employment severance agreements supersede and replace the executive retention agreements and provide for severance and other benefits in the event of a termination of employment under circumstances that are both related to and unrelated to a change in control.
Term
Each employment severance agreement has a three-year term, with the exception of the agreement with Mr. Bennett, which has a five-year term. The term may be extended for additional one-year periods in the sole discretion of the Board of Directors. The employment severance agreements may not be terminated during the two-year period following a change in control of Terra without the executive’s consent.
Severance and Post-Termination Benefits
The employment severance agreements provide that the executives will be entitled to certain compensation and benefits upon a qualifying termination of employment. The extent and nature of the compensation and benefits are identified and quantified in the disclosure entitled “Post-Employment Payments”, which appears on page 40 of this report.
Excise Tax Gross-Up
The employment severance agreements provide that the executives will be entitled to a gross-up payment to make the executives whole for any excise taxes imposed as a result of Section 280G of the Internal Revenue Code. Entitlement to a gross-up payment is not contingent on an executive’s termination of employment. The estimated amount of the excise tax gross-up for each named executive officer is quantified in the disclosure entitled “Post-Employment Payments”, which appears on page 40 of this report.
Restrictive Covenants
The employment severance agreements contain restrictive covenants that apply following termination of a named executive officer’s employment with Terra and are described in the disclosure entitled “Post-Employment Payments”, which appears on page 40 of this report.

Annual Incentive Compensation
2008 Officer and Key Employee Incentive Plan
We maintain an Annual Incentive Plan in which our officers and other key employees selected by Mr. Bennett are entitled to participate. As described in the Compensation Discussion and Analysis, the Annual Incentive Plan provides participants, including the named executive officers, the opportunity to earn annual cash incentive awards based upon the achievement of certain performance goals. Awards are paid from a pool established by the Compensation Committee. Funding of the pool for 2008 was based on performance targets relating to return on capital employed. A description of performance target levels and corresponding funding levels is set forth in the Compensation Discussion and Analysis.
Each named executive officer’s threshold, target and maximum incentive award amounts are disclosed in the Grants of Plan-Based Awards table. Annual incentive payments may not be increased to an amount greater than the named executive officer’s target bonus times the pool funding percentage, but may be decreased in the discretion of the Compensation Committee. Payment of an annual incentive award is made as soon as practicable following our determination of whether and to what extent performance goals have been satisfied, subject to approval by the Compensation Committee. Generally, in order to be entitled to receive an annual incentive award payment, an employee must be employed during the applicable fiscal year and until the date of payment.
For 2008, our Compensation Committee set the following target annual incentive award amounts for the named executive officers:
•	Mr. Bennett’s target annual incentive award was equal to 150% of base salary;

•	The target annual incentive award for each of Messrs. Greenwell, Giesler and Sanders was equal to 60% of base salary; and

•	Mr. Huey’s target annual incentive award was equal to 50% of base salary.
In 2008, Terra exceeded the maximum level of performance under the Annual Incentive Plan, and therefore the incentive pool was funded at the maximum level. Each of our named executive officers was eligible to receive an amount of up to 200% of their target annual incentive award amounts. The actual awards granted to each of our named executive officers was determined by our Compensation Committee, based on its determination of each named executive officer’s fulfillment of his individual performance goals. For each of Messrs. Bennett, Giesler, Sanders and Huey, the Compensation Committee, in its discretion, granted an award that was less than such executive’s maximum target level. For Mr. Greenwell, the Compensation Committee, in its discretion, granted an award that was equal to his maximum target level. This result is reflected in the Non-Equity Incentive Plan Compensation and Bonus columns of the Summary Compensation Table.
Long-Term Incentive Awards
We maintain the Terra Industries Inc. Stock Incentive Plan of 2002, which we refer to as the 2002 Plan, and the 2007 Omnibus Incentive Compensation Plan, which we refer to as the 2007 Plan, under which the Compensation Committee may grant to the named executive officers, as well as other eligible employees, stock options, stock appreciation rights, restricted shares, performance shares and other forms of stock-based compensation.
2008 Long-Term Incentive Grants
For 2008, the Compensation Committee granted each of our named executive officers an award based on a combination of restricted shares and performance shares. Each named executive officer’s target grant was determined as a percentage of base salary. For 2008, our Compensation Committee set the following target long-term incentive award values for the named executive officers:
•	Mr. Bennett’s target long-term incentive award was equal to 300% of base salary;

•	The target long-term incentive award for each of Messrs. Greenwell, Giesler, Sanders and Huey was equal to 130% of base salary.
With the exception of Mr. Bennett, all executive officers were expected to receive one half of their grants in the form of restricted shares and the other half in the form of performance share grants. Mr. Bennett received one-third of his grant in restricted shares and two-thirds in performance share grants. In all cases, the number of shares subject to the grant was calculated by dividing the target dollar value of the award by the average of Terra’s closing stock price during the twenty trading days prior to the date that the awards were approved by the Compensation Committee. The average stock price was rounded to the nearest fifty cents, and the target number of shares was rounded to the nearest 100 shares.
The number of shares of Terra common stock subject to each grant and the grant date fair value of these awards is reflected in the Grants of Plan-Based Awards table. The accounting cost recognized in 2008 with respect to outstanding equity grants is reflected in the Summary Compensation Table.
•	Restricted share grants. We granted restricted shares to each of our named executive officers on July 16, 2008. The principal terms and conditions of these grants are described below.
–	Vesting. Each restricted share grant is subject to cliff vesting with respect to 100% of the restricted shares subject to the award on the third anniversary of the grant date. However, in the event of a termination of employment without cause or for good reason following a change in control of Terra (within the meaning of the restricted share award agreements) or termination of employment due to death or total disability, all restricted shares will become immediately vested. The Compensation Committee has the authority to extend or accelerate the vesting period at any time, in its discretion.

–	Forfeiture. Upon an executive’s termination of employment for any reason other than death, total disability, termination without cause or for good reason following a change in control of Terra or such other circumstances as determined by the Compensation Committee in its sole discretion, any unvested restricted shares held by the executive will be immediately forfeited and terminated.

–	Voting and Dividend Rights. Holders of restricted shares are entitled to all rights of a stockholder of Terra, including the right to vote and receive dividends with respect to the restricted shares. However, if any distribution is made to our stockholders other than a cash dividend, then any securities or other property received by other stockholders will be subject to the same restrictions applicable to the restricted shares.
•	Performance share grants. We granted performance shares to each of our named executive officers on February 22, 2008. The principal terms and conditions of these grants are described below.
–	Vesting. Each performance share grant is subject to cliff vesting with respect to all shares subject to the award after December 31, 2010, based on achievement of the performance goals during the period from January 1, 2008 through December 31, 2010, as described in the Compensation Discussion and Analysis. Upon vesting, a holder will become entitled to receive a number of shares ranging from 0% to 200% of the target number of shares subject to the award, based on achievement of performance goals. In the event of a change in control of Terra (within the meaning of the performance share award agreements), vesting of performance share awards will immediately accelerate and the holder will be entitled to the greater of the target number of shares subject to the award and a number based on actual company performance prior to the change in control. In the event of termination of employment due to death, the holder will become entitled to a number of performance shares based on actual performance prior to death. In the event of termination of employment due to total disability, performance shares will continue to vest following termination based on achievement of performance goals. In special circumstances, as determined by the Compensation Committee, the Compensation Committee may extend the period for earning all or a portion of a holder’s performance shares.

–	Forfeiture. Upon an executive’s termination of employment prior to the end of the performance period for any reason other than death, total disability or such other circumstances as determined by the Compensation Committee in its sole discretion, any unvested performance shares held by the executive will be immediately forfeited and terminated.
Pre-2008 Long-Term Incentive Grants
In accordance with applicable disclosure rules, the Stock Awards column of the Summary Compensation Table reflects the amounts that we recognized as an accounting expense for 2008 in connection with restricted shares and performance share awards granted in 2008 and in prior years. An expense was recognized in 2008 for prior-year awards granted in 2005, 2006 and 2007. We granted time-based restricted shares in 2005, 2006 and 2007 on terms and conditions that are substantially the same as the grants made in 2008 and described above, except that the prior grants of restricted shares will vest in full upon the change in control of Terra. We also made performance share grants in 2006 and 2007. These grants, which were made on February 17, 2006 and February 28, 2007, were subject to three-year performance periods ending on December 31, 2008 and December 31, 2009, respectively.

Retirement Benefits
Defined Benefit Pension Plans
We maintain a U.S. tax-qualified defined benefit plan, and an excess benefit plan, which we refer to as the SERP which covers certain named executive officers. For a description of the material terms of these plans and the present value of each named executive officer’s accumulated benefits under these plans as of December 31, 2008, see the Pension Benefits in Fiscal Year 2008 Table and accompanying disclosure, beginning on page 36.
Defined Contribution Plans
We maintain a 401(k) plan, which is a tax-qualified defined contribution plan maintained for the benefit of all U.S. employees, including each of our named executive officers. The 401(k) plan permits employees to contribute a portion of eligible pay to the plan on a pre-tax basis. During 2008, we matched 100% of the first 3% of eligible compensation that an employee contributed to the 401(k) plan and 60% of the next 3% of pay contributed. In addition, in the case of employees hired after June 30, 2003 and who are therefore ineligible to participate in the U.S. tax-qualified defined benefit plan, we made an additional non-elective contribution for 2008 equal to 3.2% of eligible compensation. The amount of our 2008 contribution to the 401(k) plan on behalf of each of our named executive officers is set forth in the explanation of the All Other Compensation column of the Summary Compensation Table.

Outstanding Equity Awards at 2008 Fiscal Year-End
The following table provides information on the holdings of stock option and stock awards by each of our named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
									Equity
			Equity Incentive						Incentive Plan		Equity Incentive
			Plan Awards:						Awards:		Plan Awards:
	Number of	Number of	Number of						Number of		Market or Payout
	Securities	Securities	Securities					Market Value	Unearned		Value of
	Underlying	Underlying	Underlying			Number of		of Shares or	Shares, Units		Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	Shares or Units of		Units of Stock	or Other Rights		Units or Other
	Options (#)	Options (#) Un-	Unearned	Exercise	Expiration	Stock That Have Not		That Have Not	That Have Not		Rights That Have
Name	Exercisable	exercisable	Options (#)	Price ($)	Date	Vested (#)		Vested ($)(1)	Vested (#)		Not Vested ($)(1)
M. Bennett,	—	—	—	—	—	77,000	(2)	$1,283,590
President & CEO						20,400	(3)	$340,068
						12,100	(4)	$201,707
									138,000	(5)	$2,300,460
									56,000	(6)	$933,520
D. Greenwell,	—	—	—	—	—	21,400	(2)	$356,738
SVP & CFO						7,200	(3)	$120,024
						4,300	(4)	$71,681
									20,800	(5)	$346,736
									9,800	(6)	$163,366
J. Giesler,	—	—	—	—	—	24,100	(2)	$401,747
SVP Commercial Operations						5,600	(3)	$93,352
						3,200	(4)	$53,344
									18,800	(5)	$313,396
									7,200	(6)	$120,024
R. Sanders,	—	—	—	—	—	20,000	(2)	$333,400
VP Manufacturing						5,300	(3)	$88,351
						3,200	(4)	$53,344
									17,800	(5)	$296,726
									7,200	(6)	$120,024
J. Huey,	—	—	—	—	—	24,000	(2)	$400,080
VP, General Counsel & Corporate Secretary						6,600	(3)	$110,022
						3,700	(4)	$61,679
									22,400	(5)	$373,408
									8,600	(6)	$143,362
See footnotes on following page.

(1)	Based on a year-end closing price of $16.67 per share.

(2)	Restricted shares will time-vest on August 3, 2009 or earlier upon a change-in-control.

(3)	Restricted shares will time-vest on July 26, 2010 or earlier upon a change-in-control.

(4)	Restricted shares will time-vest on July 18, 2011 or earlier upon a change-in-control and subsequent qualifying termination.

(5)	This performance plan cycle will end December 31, 2009. The actual number of shares paid out subsequent to that time will depend on actual performance versus targets over the performance period, except that in the event of a change-in-control, performance shares will be paid out immediately at the higher of target or actual performance level of the quarters completed prior to the change-in-control. The threshold award is zero; therefore, the number of shares and market value shown in the Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested column are based on performance through December 31, 2008 (200% of target) for the 2007 performance plan grant.

(6)	This performance plan cycle will end December 31, 2010. The actual number of shares paid out subsequent to that time will depend on actual performance verses targets over the performance period, except that in the event of a change-in-control, performance shares will be paid out immediately at the higher of target or actual performance level of the quarters completed prior to the change-in-control. The threshold award is zero; therefore, the number of shares and market value shown in the Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested column are based on performance through December 31, 2008 (200% of target) for the 2008 performance plan grant.

Option Exercises and Stock Vested
The following table provides information, for each of our named executive officers, on the number of restricted shares that became vested in 2008 and the value realized before payment of any applicable withholding taxes and broker commissions.

	Option Awards		Stock Awards
	Number of
	Shares		Number of Shares
	Acquired on	Value Realized	Acquired on Vesting		Value Realized
Name	Exercise (#)	on Exercise ($)	(#)		on Vesting ($)

M. Bennett,			54,000	(1)	3,008,880
President & CEO	—	—	308,000	(2)	5,134,360

D. Greenwell,			9,579	(3)	380,957
SVP & CFO			7,500	(1)	417,900
	—	—	42,800	(2)	713,476

J. Giesler,			25,000	(1)	1,393,000
SVP Commercial Operations	—	—	48,200	(2)	803,494

R. Sanders,			18,500	(1)	1,030,820
VP Manufacturing	—	—	40,000	(2)	666,800

J. Huey, VP, General Counsel & Corporate Secretary	—	—	—		—

(1)	Reflects time-vesting restricted shares vesting on July 30, 2008, at a price of $55.72. Shares were granted on July 29, 2005.

(2)	Reflects performance share awards for performance from January 1, 2006 through December 31, 2008. Shares were not actually delivered until February 17, 2009, when the Compensation Committee determined the level of performance achieved. Number of shares is based on performance through December 31, 2008 (200% of target) and the share price is based on the December 31, 2008 closing price of $16.67.

(3)	Reflects time-vesting restricted shares vesting on April 7, 2008, at a price of $39.77. Shares were granted on April 4, 2005.

Pension Benefits in Fiscal Year 2008
The following table sets forth information on the pension benefits for each of our named executive officers as of December 31, 2008.

			Present Value
		Number of	of	Payments
		Years Credited	Accumulated	During Last
Name	Plan Name	Service (#)(1)	Benefit ($)(2)	Fiscal Year ($)
M. Bennett, President & CEO	Terra Industries Inc. Employees’ Retirement Plan	36	$571,695	$—

	Terra Industries Inc. Excess Benefit Plan	36	$800,882	$—

D. Greenwell, SVP & CFO (3)	—	—	$—	$—

J. Giesler, SVP Commercial Operations	Terra Industries Inc. Employees’ Retirement Plan	21	$219,454	$—

	Terra Industries Inc. Excess Benefit Plan	21	$5,589	$—

R. Sanders, VP Manufacturing	Terra Industries Inc. Employees’ Retirement Plan	15	$164,670	$—

	Terra Industries Inc. Excess Benefit Plan	15	$4,532	$—

J. Huey, VP,	—	—	$—	$—
General Counsel & Corporate Secretary (3)

(1)	Except in the case of Mr. Giesler, credited service is the period of the executive’s actual service with Terra. In the case of Mr. Giesler, credited service commenced on August 1, 1987, which was the date Mr. Giesler became employed by Freeport McMoran Inc. (“FMI”). FMI owned Agricultural Minerals and Chemicals Inc., which was acquired by Terra. Mr. Giesler’s benefits under the Retirement Plan are offset by benefits under the FMI defined benefit pension plan.

(2)	Actuarial present value for the Retirement Plan and SERP was determined in accordance with the following assumptions:
•	Discount rate equals 6.75%.

•	Postretirement mortality was projected using the 2008 IRC 430 Annuitant Mortality Table.

•	Employees are assumed to have elected benefits in the form of a single life annuity.

•	Benefits commence at age 65.
(3)	Messrs. Greenwell and Huey are not participants in the Terra Industries Inc. Employees’ Retirement Plan or Excess Benefit Plan.
We maintain a U.S. tax-qualified defined benefit plan (the Terra Industries Inc. Employees’ Retirement Plan or the “Retirement Plan”) for the benefit of all U.S. employees hired before July 1, 2003, including each of our named executive officers except Messrs. Greenwell and Huey. The Retirement Plan is closed to employees hired on or after July 1, 2003.
We also maintain an excess benefit plan (the SERP). The purpose of the SERP is to restore those benefits that a participant would otherwise lose in the tax-qualified plan due to Internal Revenue Code compensation limits and benefit limits.

Retirement Plan
Benefit Accrual Formula
The Retirement Plan provides an unreduced single life annuity at age 65 equal to an amount which:
     Multiplies
•	1.55% of the highest 60-month average pensionable compensation by

•	Years of credited service and
     Subtracts
•	0.6% of the highest 60-month average pensionable compensation up to the social security compensation limit multiplied by years of credited service (up to a maximum of 35 years).
Prior to 2004, pensionable compensation included total salary and wages paid to the participant for services rendered in the period considered as service, including bonuses, overtime, commissions and salary deferrals under a Section 401(k) or Section 125 plan. Effective January 1, 2004, bonuses are no longer considered as part of pensionable compensation.
Vesting
An employee hired prior to July 1, 2003 became eligible to participate once he or she had completed a 12 consecutive month period of at least 1,000 hours of service. Benefits under the Retirement Plan cliff vest after five years of service.
Early Retirement
Eligibility for early retirement under the Retirement Plan is age 55 with 5 years of vesting service. For a participant who commences pension benefits directly from active status, the early retirement reductions are 3% per year from age 65, 10% per year from age 60, 8% per year from age 59, 6% per year from age 58 and 5% per year from age 56. All other participants who commence pension benefits prior to age 65 are subject to an actuarial reduction of 6.67% per year from age 65 and 3.33% per year from age 60. As of the date of this report, only Mr. Bennett is eligible for early retirement under the Retirement Plan.
Forms of Benefit
Participants in the Retirement Plan generally can choose among the following optional forms of benefit:
•	Single life annuity

•	50% joint and survivor annuity

•	75% joint and survivor annuity

•	100% joint and survivor annuity

•	10-year or 15-year certain and life annuity

•	Social Security level income benefit.
Each option is provided on an actuarially equivalent basis.
SERP
The Retirement Plan benefits are limited by various constraints by the Internal Revenue Code. The SERP is an unfunded plan maintained to provide benefits to a certain group of management and highly compensated employees. The terms of the SERP, as they relate to our named executive officers, with respect to benefit accrual formula, vesting, early retirement and forms of benefit are the same as the Retirement Plan, except that under the SERP, pensionable compensation is not subject to the limits imposed by the Internal Revenue Code and deferred compensation is not excluded from the definition of pensionable compensation under the SERP.

Nonqualified Deferred Compensation

Aggregate
	Executive	Registrant	Aggregate	Withdrawals	Aggregate
	Contributions	Contributions	Earnings	/	Balance at
	in Last FY	in Last FY	in Last FY	Distributions	Last FYE
Name	($)(1)	($)(1)	($)(1)	($)	($)

M. Bennett,	$—	$—	$—	$—	$—
President & CEO

D. Greenwell,	$—	$—	$—	$—	$—
SVP & CFO

J. Giesler,	$—	$—	$976	$—	$39,847
SVP Commercial Operations

R. Sanders,	$—	$—	$(88,448)	$—	$135,694
VP Manufacturing

J. Huey,	$—	$—	$—	$—	$—
VP, General Counsel & Corporate Secretary

(1)	The deferred compensation plan was frozen prior to 2008. See the narrative accompanying this table for more detail about this plan.
The Nonqualified Deferred Compensation table shows information about our Supplemental Deferred Compensation Plan, which was frozen with respect to future deferrals on December 31, 2004. In general, prior to January 1, 2005, the plan allowed participants to defer up to 20% of the participant’s annual base salary and 20% of the participant’s annual cash incentive awards and to determine how to invest amounts deferred pursuant to the plan.
Participants with notional account balances remaining under the Supplemental Deferred Compensation Plan are permitted to invest their balances in various mutual funds. Participants are permitted to make unlimited changes to their investment alternatives under the Supplemental Deferred Compensation Plan.
For 2008, the value of Mr. Giesler’s account balance increased by 3% and the value of Mr. Sanders’ account balance decreased by 39%. Such changes were solely attributable to investment gains or losses, as applicable.

Post-Employment Payments
This section describes and quantifies potential payments that may be made to each named executive officer at, following, or in connection with the resignation, severance, retirement, or other termination of the named executive officer’s employment or a change in control of Terra.
M. Bennett, President & CEO

					Qualifying
					Termination	Change in	Change in
					Unrelated to a	Control	Control &
					Change in	Without	Qualifying
	Death	Disability	For Cause	Voluntary	Control	Termination	Termination

Cash Severance	$—	$—	$—	$—	$2,250,000	$—	$3,000,000
Equity
Restricted Shares	$1,825,365	$1,825,365	$—	$—	$—	$1,623,658	$1,825,365
Performance Share Awards	$3,233,980	$—	$—	$—	$—	$3,233,980	$3,233,980
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$5,059,345	$1,825,365	$—	$—	$—	$4,857,638	$5,059,345
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$357,090
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$357,090
Unvested Deferred Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$21,583	$—	$21,583
Outplacement	$—	$—	$—	$—	$72,000	$—	$72,000
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$1,878,390	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$—	$2,117,608
Total	$—	$1,878,390	$—	$—	$93,583	$—	$2,211,191

Total	$5,059,345	$3,703,755	$—	$—	$2,343,583	$4,857,638	$10,627,626

D. Greenwell, SVP & CFO

					Qualifying	Change in	Change in
					Termination	Control	Control &
			For		Unrelated to a	Without	Qualifying
	Death	Disability	Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—	$—	$—	$—	$792,000	$—	$1,056,000
Equity
Restricted Shares	$548,443	$548,443	$—	$—	$—	$476,762	$548,443
Performance Share Awards	$510,102	$—	$—	$—	$—	$510,102	$510,102
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$1,058,545	$548,443	$—	$—	$—	$986,864	$1,058,545
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$—
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$—
Unvested Deferred Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$28,510	$—	$28,510
Outplacement	$—	$—	$—	$—	$39,600	$—	$39,600
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$2,368,971	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$—	$701,757
Total	$—	$2,368,971	$—	$—	$68,110	$—	$769,867

Total	$1,058,545	$2,917,414	$—	$—	$860,110	$986,864	$2,884,412
J. Giesler, SVP Commercial Operations

					Qualifying	Change in	Change in
					Termination	Control	Control &
			For		Unrelated to a	Without	Qualifying
	Death	Disability	Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—	$—	$—	$—	$576,000	$—	$768,000
Equity
Restricted Shares	$548,443	$548,443	$—	$—	$—	$495,099	$548,443
Performance Share Awards	$433,420	$—	$—	$—	$—	$433,420	$433,420
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$981,863	$548,443	$—	$—	$—	$928,519	$981,863
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$79,131
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$79,131
Unvested Deferred Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$15,252	$—	$15,252
Outplacement	$—	$—	$—	$—	$28,800	$—	$28,800
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$983,356	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$—	$—
Total	$—	$983,356	$—	$—	$44,052	$—	$44,052

Total	$981,863	$1,531,799	$—	$—	$620,052	$928,519	$1,873,046

R. Sanders, VP Manufacturing

					Qualifying	Change in	Change in
					Termination	Control	Control &
			For		Unrelated to a	Without	Qualifying
	Death	Disability	Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—	$—	$—	$—	$580,800	$—	$774,400
Equity
Restricted Shares	$475,095	$475,095	$—	$—	$—	$421,751	$475,095
Performance Share Awards	$416,750	$—	$—	$—	$—	$416,750	$416,750
Unexercisable Options	$—	$—	$—	$—	$—	$—	$—
Total	$891,845	$475,095	$—	$—	$—	$838,501	$891,845
Retirement Benefits
DB Plan	$—	$—	$—	$—	$—	$—	$58,844
DC Plan	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$58,844
Unvested Deferred Compensation	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—	$—	$—	$—	$21,583	$—	$21,583
Outplacement	$—	$—	$—	$—	$34,200	$—	$34,200
Perquisites	$—	$—	$—	$—	$—	$—	$—
Long-Term Disability	$—	$1,189,613	$—	$—	$—	$—	$—
Tax Gross-Ups	$—	$—	$—	$—	$—	$—	$—
Total	$—	$1,189,613	$—	$—	$55,783	$—	$55,783

Total	$891,845	$1,664,708	$—	$—	$636,583	$838,501	$1,780,872
J. Huey, VP, General Counsel & Corporate Secretary

						Qualifying	Change in	Change in
						Termination	Control	Control &
						Unrelated to a	Without	Qualifying
	Death	Disability		For Cause	Voluntary	Change in Control	Termination	Termination
Cash Severance	$—		$—	$—	$—	$641,250	$—	$855,000
Equity
Restricted Shares	$571,781		$571,781	$—	$—	$—	$510,102	$571,781
Performance Share Awards	$516,770		$—	$—	$—	$—	$516,770	$516,770
Unexercisable Options	$—		$—	$—	$—	$—	$—	$—
Total	$1,088,551		$571,781	$—	$—	$—	$1,026,872	$1,088,551
Retirement Benefits
DB Plan	$—		$—	$—	$—	$—	$—	$—
DC Plan	$—		$—	$—	$—	$—	$—	$—
Total	$—		$—	$—	$—	$—	$—	$—
Unvested Deferred Compensation	$—		$—	$—	$—	$—	$—	$—
Other Benefits
Health & Welfare	$—		$—	$—	$—	$28,510	$—	$28,510
Outplacement	$—		$—	$—	$—	$29,040	$—	$29,040
Perquisites	$—		$—	$—	$—	$—	$—	$—
Long–Term Disability	$—	$		$—	$—	$—	$—	$—
Tax Gross–Ups	$—		$—	$—	$—	$—	$—	$571,677
Total	$—	$		$—	$—	$57,550	$—	$629,227

Total	$1,088,551		$571,781	$—	$—	$698,800	$1,026,872	$2,572,778

Named Executive Officers Employed by the Company as of December 31, 2008
We have entered into executive severance agreements and maintain certain plans that will require us to pay compensation and provide certain benefits to each of our named executive officers at, following, or in connection with the executive’s termination of employment or a change in control of Terra. The material terms and conditions relating to these payments and benefits are described below. Unless otherwise specifically noted, the terms described below apply to each named executive officer on an identical basis.
Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” on December 31, 2008, Other Than During the Two-Year Period Following a “Change in Control”
If a named executive officer’s employment with Terra had been involuntarily terminated by Terra without “cause” or voluntarily terminated by the executive for “good reason” on December 31, 2008, the executive would have been entitled to the following payments and benefits:
•	A lump-sum cash severance payment in an amount equal to 1.5 times the sum of his annual base salary at termination and his target annual incentive award for 2008;

•	Continuation of medical and dental benefits until the earlier of two years following the date of termination or the date the executive becomes covered by another employer’s major medical plan; and

•	Outplacement services at our expense until the earlier of the first anniversary of termination and the date that the executive becomes employed by a new employer.
Termination Due to Death on December 31, 2008
If a named executive officer’s employment with Terra was terminated due to death on December 31, 2008, then his estate would have been entitled to the following payments and benefits:
•	Immediate vesting of all unvested restricted shares; and

•	Immediate vesting of all unvested performance shares at a level based on actual performance during the performance period through December 31, 2008.
Termination Due to Disability on December 31, 2008
If a named executive officer’s employment with Terra was terminated due to his disability on December 31, 2008, he would have been entitled to the following payments and benefits:
•	Immediate vesting of all unvested restricted shares; and

•	Payment of monthly disability benefits.
“Change in Control” Without a Qualifying Termination on December 31, 2008
If a “change in control” of Terra occurred on December 31, 2008, each named executive officer would have been entitled to the following benefits:
•	Immediate vesting of all unvested restricted shares granted prior to July 2008;

•	Immediate vesting of a number of performance shares equal to the greater of the target number of shares subject to each outstanding performance share grant and a number based on actual performance during the performance period through December 31, 2008; and

•	Payment of a gross-up to make the executive whole for any excise tax imposed as a result of Section 280G of the Internal Revenue Code.

Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” on December 31, 2008 During the Two-Year Period Following a “Change in Control”
If a named executive officer’s employment with Terra was involuntarily terminated by Terra without “cause” or voluntarily terminated by the executive for “good reason” on December 31, 2008 and during the two-year period following a “change in control” of Terra, he would have been entitled to the following payments and benefits:
•	A lump-sum cash severance payment in an amount equal to two times the sum of his annual base salary at termination and his target annual incentive award for 2008;

•	Continuation of medical and dental benefits until the earlier of two years following the date of termination or the date the executive becomes covered by another employer’s major medical plan;

•	Outplacement services at our expense until the earlier of the first anniversary of termination and the date that the executive becomes employed by a new employer;

•	Immediate vesting of all benefits accrued under the SERP and two years of additional age and service credit for purposes of calculating such benefits (only applicable to Messrs. Bennett, Giesler and Sanders, because Messrs. Greenwell and Huey do not participate in the SERP);

•	Immediate vesting of all unvested restricted shares;

•	Immediate vesting of a number of performance shares equal to the greater of the target number of shares subject to each outstanding performance share grant and a number based on actual performance during the performance period through December 31, 2008; and

•	Payment of a gross-up to make the executive whole for any excise tax imposed as a result of Section 280G of the Internal Revenue Code.
Material Defined Terms
The terms “cause” and “good reason” as used above are defined under the employment severance agreements and mean the following:
“Cause” means (i) the willful and continued failure of the executive to perform substantially the executive’s duties with Terra (other than any such failure resulting from incapacity due to physical or mental illness); (ii) the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to Terra; or (iii) the executive’s willful and material breach of the employment severance agreement.
“Good Reason” means, other than during the two-year period following a “change in control” (as defined in the employment severance agreements), (i) our failure to pay the executive any compensation when due (other than an inadvertent failure that is remedied within 10 business days following notice by the executive) and (ii) delivery by Terra to the executive of a notice to terminate the executive’s employment other than for “cause” or “permanent disability” (as defined in the employment severance agreement).
“Good Reason” means, during the two-year period following a “change in control” (as defined in the employment severance agreements), (i) our failure to pay the executive any compensation when due (other than an inadvertent failure that is remedied within 10 business days following notice by the executive); (ii) delivery by Terra to the executive of a notice to terminate the executive’s employment other than for “cause” or “permanent disability” (as defined in the employment severance agreements); (iii) a reduction in the executive’s annual base salary of 10% or more from the level in effect immediately prior to the “change in control”; (iv) the relocation of the executive’s principal place of employment to a location more than 50 miles from such executive’s principal place of employment immediately prior to the change; (v) a reduction in the executive’s target annual incentive award of more than 10% from the level in effect immediately prior to the “change in control”; (vi) a material diminution in the executive’s titles, duties, responsibilities or status from those in effect immediately prior to the “change in control”; (vii) the removal of the executive from, or any failure to re-elect the executive to, any of the offices the executive held immediately prior to the “change in control”; or (viii) any material reduction in the executive’s retirement, insurance or fringe benefits from the levels in effect immediately prior to the “change in control”.
The term “change in control”, as defined under the employment severance agreements, means, in general, the occurrence of any one of the following events: (i) certain changes in the membership of a majority of the Board of Directors; (ii) consummation of certain mergers or consolidations of Terra with any other corporation following which our stockholders hold less than 60% of the combined voting power of the surviving entity; (iii) approval by our stockholders of a plan of complete liquidation or dissolution of Terra; or (iv) certain acquisitions by a third party or third parties, acting in concert, of at least 25% of our then outstanding voting securities.
The definition of “change in control” for purposes of the restricted share agreements and the performance share agreements is substantially the same as that definition for purposes of the employment severance agreements.
Release Requirement
Pursuant to the employment severance agreements, an executive will not be entitled to severance and other separation benefits unless he executes a release of claims in favor of Terra and the release becomes effective and irrevocable.
Post-Employment Covenants
In exchange for the above-described payments and benefits to the extent provided for under the employment severance agreements, following termination of employment, the executive will remain subject to confidentiality, cooperation and non-solicitation/non-competition covenants that are set forth in the employment severance agreements. The confidentiality covenant prohibits the executive from disclosing “confidential information” as defined under the employment severance agreements. The cooperation covenant requires the executive to cooperate with Terra in connection with any lawsuit or investigation that is related to the executive’s employment with Terra. The non-solicitation/non-competition covenant prohibits the executive, for a period of one year following his termination of employment, from (i) engaging in any activity that is in competition with Terra (including any business relating to the production or marketing of nitrogen products) and (ii) soliciting or hiring any of our employees without our consent.
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
For purposes of quantifying the other potential post-employment payments disclosed in the following tables, we utilized the following assumptions and methodologies:
•	Date of triggering event: The date of each triggering event is December 31, 2008.

•	Determination of cash severance: Following a qualifying triggering event, each named executive officer is entitled to cash severance equal to the sum of the named executive officer’s current base salary and target annual incentive award multiplied by the appropriate severance multiple. The severance multiple is 1.5 in the case of a termination other than within two years following a change in control of Terra, and is two in the case of a termination during the two-year period following a change in control. In accordance with this formula, each named executive officer’s cash severance was determined based on the following:
–	Mr. Bennett: Annual base salary of $600,000 as of December 31, 2008, and 2008 target annual incentive award of $900,000.

–	Mr. Greenwell: Annual base salary of $330,000 as of December 31, 2008, and 2008 target annual incentive award of $198,000.

–	Mr. Giesler: Annual base salary of $240,000 as of December 31, 2008, and 2008 target annual incentive award of $144,000.

–	Mr. Sanders: Annual base salary of $242,000 as of December 31, 2008, and 2008 target annual incentive award of $145,200.

–	Mr. Huey: Annual base salary of $285,000 as of December 31, 2008, and 2008 target annual incentive award of $142,500.
•	Number of performance shares subject to vesting in the event of a change in control: The performance share award agreements provide that in the event of a “change in control” of Terra, a number of performance shares equal to the greater of the target number of shares subject to each outstanding performance share grant and a number based on actual performance during the performance period through December 31, 2008 will become vested. Based on company performance as of December 31, 2008, the actual performance number for each of the outstanding performance share grants is at least equal to the maximum level of performance, and, therefore, we have assumed vesting at the maximum level (200% of target).

•	Number of restricted shares subject to vesting in the event of death or disability: The restricted share award agreements for the outstanding grants of restricted shares provide that in the event of a termination of employment due to death or disability, the restricted shares subject to such grant will vest in full.

•	Number of performance shares subject to vesting in the event of death: The performance share award agreements provide that in the event of a termination of employment due to death, performance shares will vest at a level based on actual performance during the performance period through the date of death. Based on company performance as of December 31, 2008, the actual performance number for each of the outstanding performance share grants is at least equal to the maximum level of performance, and, therefore, we have assumed vesting at the maximum level (200% of target).

•	Value of restricted shares and performance shares subject to vesting: The value of each restricted share and performance share that was subject to vesting upon a triggering event was determined by multiplying the number of shares subject to vesting by the closing price of Terra common stock on December 31, 2008, the last trading day of 2008 (i.e., $16.67).

•	Value of continuation of health and dental benefits: The value of health and dental benefits which are continued for a two-year period following certain qualifying triggering events was determined based on assumptions used for financial reporting purposes under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106 (Employer’s Accounting for Postretirement Benefits Other Than Pensions).

•	Value of post-termination outplacement services: The value of post-termination outplacement services was determined based on a value equal to approximately 12% of an executive’s annual base salary as of the date of termination of employment, which was adjusted based on assumptions used for financial reporting purposes under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106 (Employers’ Accounting for Postretirement Benefits Other Than Pensions).
•	Incremental value of accelerated vesting of SERP benefits and additional age/service credit in the event of a “change in control”: These amounts, which are applicable to Messrs. Bennett, Giesler and Sanders, were calculated by adding two years of credited service to the year-end 2008 total pension benefit (i.e., sum of tax-qualified pension and SERP) for the named executive officer and then determining the present value of that accrued benefit deferred to the date the executive reaches age 63, which is the earliest age at which unreduced pension benefits would be available to the executive with an extra two years of age. The actuarial basis for these determinations is the same as the basis used in the Pension Benefits Table.

•	Value of monthly disability benefits: The value of monthly disability benefits is based on the present value of the excess of each named executive officer’s monthly disability benefit under our long-term disability plan that covers the executive as of December 31, 2008, over the monthly disability benefit that would be payable under our long-term disability plan that is generally available to all employees. Amounts are calculated using a 7% discount rate and assuming that each named executive officer continues to receive monthly disability benefits until age 65.

•	Determination of excise tax payments and tax gross-up payments made in connection with a change in control: We determined the amount of the excise tax payment by multiplying by 20% the “excess parachute payment” that would arise in connection with payments made to the applicable named executive officers upon either (i) a change in control of Terra or (ii) a qualifying termination of employment following a change in control. The excess parachute payment was determined in accordance with the provisions of Section 280G of the Internal Revenue Code. We utilized the following key assumptions to determine the applicable named executive officer’s tax gross-up payment:
–	based on our performance through December 31, 2008, all of our outstanding performance share awards are currently expected to vest at 200% of the target level. Therefore, the amount of the excise tax with respect to the performance share awards was calculated assuming that all performance goals with respect to the performance share awards had already been met at the 200% level. The result is that the amount of the excise tax attributable to both the performance share awards and the restricted shares is based solely on the value of the accelerated vesting and the lapse of the obligation to perform future services;

–	a statutory Federal income tax rate of 35%, a Medicare tax rate of 1.45% and a state income tax rate of 8.98%, which is the maximum individual income tax rate for Iowa;

–	each named executive officer’s Section 280G “base amount” was determined based on average W-2 compensation for the period from 2003-2007 (or the period of the executive’s employment with Terra, if shorter); and

–	the interest rate assumption was 120% of the applicable Federal rate for December 2008.

Director Compensation
The following table summarizes the compensation of each of our non-employee directors for the fiscal year ended December 31, 2008.

					Change in Pension
				Non-Equity	Value &
	Fees Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)(1)	($)(2)(3)	($)	($)	Earnings ($)	($)	Total ($)

Fisher, D.	$57,500	$166,242	$—	$—	$—	$—	$223,742
Fraser, D.	$46,500	$166,242	$—	$—	$—	$—	$212,742
Hesse, M.	$50,250	$166,242	$—	$—	$—	$—	$216,492
Janson, P.	$46,250	$166,242	$—	$—	$—	$—	$212,492
Kroner, J.	$43,750	$150,009	$—	$—	$—	$—	$193,759
McGlone, D.	$41,250	$150,009	$—	$—	$—	$—	$191,259
Slack, H.	$100,000	$249,364	$—	$—	$—	$—	$349,364

(1)	This column sets forth the amount of the fees earned by each director from Terra during 2008. For information about the nature of such fees, see the narrative accompanying this table.

(2)	These amounts represent the accounting cost of stock-based compensation granted from 2005 through 2008 that was accrued during 2008.

(3)	Includes restricted share awards of 10,000 shares made in 2005 (except for the grant to the Chairman of the Board, Mr. Slack, which was for 15,000 shares) and share awards of 3,100 shares made in 2008 (except for the grant to the Chairman of the Board, Mr. Slack, which was for 4,650 shares). Grants made in 2005 vest over a three-year period; grants made since 2006 are immediately vested.
In May 2003, the Board of Directors voted to compensate non-employee directors using a combination of cash and shares. In 2007, the Board of Directors again reviewed the compensation plan and structure for non-employee directors and made certain revisions thereto while leaving intact the mix of cash and shares.
Director Fees Paid in Cash
Under the director compensation policy, in 2008, Mr. Slack, Chairman of the Board, received an annual cash retainer of $100,000 (paid quarterly). The other non-employee directors each received an annual retainer of $27,500 (paid quarterly) and meeting fees of $1,250 per meeting attended, including committee meetings. Mr. Fisher received an additional annual cash retainer of $10,000 (paid quarterly) for serving as Chairman of the Audit Committee. Ms. Hesse, Chairman of the Nominating and Corporate Governance Committee, and Mr. Fraser, Chairman of the Compensation Committee, each received an additional annual cash retainer of $4,000 (paid quarterly) for serving as committee chairs.

Director Stock Awards
2008 Stock Awards
Pursuant to a resolution of the Board of Directors dated August 16, 2006, the Board of Directors determined that beginning in 2006 and on a going-forward basis, director stock awards would be delivered in the form of fully vested shares of Terra common stock. By resolution of the Board of Directors dated October 23, 2007, the Board of Directors determined that new equity grants should be made August 1 each year, and that starting August 2008, the number of shares awarded shall be determined by reference to a fixed dollar amount divided by the share price of Terra shares for the previous 20 trading days immediately preceding the date of grant, rounded up to the next whole share. The dollar value used in the numerator is $150,000 for all non-employee directors except for Mr. Slack, the Chairman, in which case the numerator is the sum of $225,000. This level of stock award was selected based on a prior market study of compensation paid to non-employee directors of public companies. In addition, the Board of Directors determined that each newly elected outside director will receive, simultaneously with his or her election to the Board of Directors, an initial grant of Terra shares that is equivalent to the annual equity grant as described above. On August 1, 2008, each director other than Mr. Slack received a grant of 3,100 shares of Terra common stock, and Mr. Slack received a grant of 4,650 shares of Terra common stock.
Director Stock Ownership Guides
Pursuant to resolution of the Board of Directors dated October 23, 2007, the Board of Directors implemented, effective immediately, Terra stock ownership guidelines for all non-employee directors. The guide for all non-employee directors is 20,000 shares for all except the Chairman, which guide is 30,000 shares. All newly elected directors are to be allowed a five-year period from election to satisfy the new guidelines.
Other Director Compensation
We reimburse all directors for reasonable travel and other necessary business expenses incurred in the performance of their services for Terra. Non-employee directors do not receive any additional payments or perquisites. A director who is a Terra employee, such as Mr. Bennett, does not receive any additional compensation for service as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee is composed of the directors named as signatories to the “Compensation Committee Report” above. No director has any direct or indirect material interest in or relationship with Terra other than shareholdings as discussed in this report and as related to his or her position as a director, except as described under the heading “Transactions with Related Persons” below. During 2008, no officer or other employee of Terra served on the board of directors of any other entity, where any officer or director of such entity also served on Terra’s Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY SECURITY OWNERSHIP
Principal stockholders. The following table shows the ownership of Terra securities as of April 24, 2009 by the only persons known to Terra to beneficially own more than five percent of any class of Terra voting securities. The information in this table is based on information reported to the SEC by or on behalf of such persons:

Name and address of	Title of	Amount and nature of	Percentage
beneficial owner	class	ownership(1)	of class
FMR LLC(2) 82 Devonshire Street Boston, Massachusetts 02109	Common Shares	11,187,505 sole voting and dispositive power	11.22%

Barclays Global Investors NA.(3) 45 Fremont Street San Francisco, California 94105	Common Shares	5,246,187 sole voting and investment power	5.26%

TPG-Axon Capital Management, LP(4) 888 Seventh Avenue 38 th Floor New York, New York 10019	Common Shares	5,130,000 shared voting and dispositive power	5.15%

(1)	The number of common shares listed does not include shares of the 4.25% Series A Cumulative Convertible Perpetual Preferred Shares.

(2)	FMR LLC (“FMR”) reports that Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR, is the beneficial owner of 9,443,190 common shares of Terra. It further reports that FMR’s beneficial ownership includes (i) 15 common shares of Terra beneficially owned by Strategic Advisers, Inc., a wholly-owned subsidiary of FMR, (ii) 1,415,000 common shares of Terra beneficially owned by Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR, (iii) 123,070 common shares of Terra beneficially owned by Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR, and (iv) 206,230 common shares of Terra beneficially owned by FIL Limited (“FIL”). Edward C. Johnson 3d, Chairman of FMR and FIL, and FMR, through its control of Fidelity, and the funds each has sole dispositive power over 9,443,190 common shares of Terra owned by the funds. Mr. Johnson and FMR, through its control of PGALLC and PGATC, each has sole dispositive power over (i) 1,415,000 common shares and sole power to vote or to direct the voting of 1,415,000 common shares of Terra owned by the institutional accounts or funds advised by PGALLC and (ii) 123,070 common shares and sole power to vote or to direct the voting of 123,070 common shares of Terra owned by the institutional accounts managed by PGATC, respectively. Neither FMR nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Boards of Trustees. FMR further reports that members of the family of Mr. Johnson, through their ownership of 49% of the voting power of FMR and the execution of a shareholders’ voting agreement with all other Series B shareholders of FMR, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Partnerships controlled predominantly by members of the family of Mr. Johnson own 47% of the total votes which may be cast by all holders of FIL voting stock.

(3)	Barclays Global Investors, NA reports that it is an investment adviser and the shares reported are held by the company in trust accounts for the economic benefit of the beneficiaries of those accounts.

(4)	TPG-Axon Capital Management, LP (“TPG-Axon Management”) reports that it is an investment manager to TPG-Axon Partners, LP (“TPG-Axon Domestic”) and TPG-Axon Partners (Offshore), Ltd. (“TPG-Axon Offshore”), has the power to direct the disposition and voting of the shares held by TPG-Axon Domestic and TPG-Axon Offshore, and further that TPG-Axon Partners GP, LP (“PartnersGP”) is the general partner of TPG-Axon Domestic and TPG-Axon GP, LLC (“GPLLC”) is the general partner of PartnersGP and TPG-Axon Management. It further reports that Dinakar Singh LLC (“Singh LLC”) is a Managing Member of GPLLC and that Mr. Dinakar Singh, an individual, is the Managing Member of Singh LLC and in such capacity may be deemed to control Singh LLC, GPLLC and TPG-Axon Management, and therefore may be deemed the beneficial owner of the securities held by TPG-Axon Domestic and TPG-Axon Offshore.

Directors and Officers. The following table shows, as of April 24, 2009, the number of Terra common shares owned by (i) each director; (ii) Terra’s chief executive officer (who is also a director); (iii) the six other most highly-compensated executive officers; and (iv) all directors and executive officers as a group.

Number of Common Shares
Name	Beneficially Owned(1)

D.E. Fisher	47,970
D.A. Fraser	31,550
M.O. Hesse	49,228
P.S. Janson	20,000
J.R. Kroner	20,100
D. McGlone	18,100
H.R. Slack	41,900
M.L. Bennett	588,931
D.D. Greenwell	83,460
J.D. Giesler	115,634
J.W. Huey	34,367
R.S. Sanders Jr.	105,339
Directors and all executive officers as a group (17 persons)	1,269,580

(1)	Each director or executive officer has sole voting and investment power over the shares shown as beneficially owned. Each director and executive officer individually and beneficially owned less than one percent, and the directors and executive officers as a group owned 1.27 percent of Terra’s issued and outstanding common shares as of the date set forth above. These share numbers include ownership of restricted common shares, which are subject to certain vesting conditions, and shares held under Terra’s Employees’ Savings and Investment Plan.
Change in Control. Except for the unsolicited offer by CF Industries Holdings, Inc. to acquire all of the Company’s outstanding common shares, the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the consummation or operation of which may at a subsequent date result in a change of control of the Company.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We currently have the ability to make stock-based awards under our Stock Incentive Plan of 2002 and our 2007 Omnibus Incentive Compensation Plan, which may consist of incentive stock options, non-qualified stock options, stock appreciation rights, nonvested stock awards and other stock-based awards. For more information on our equity compensation plans, see Note 16, Share—Based Compensation, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the Original Filing.

Equity Compensation Plan Information as of December 31, 2008

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	-0-	3,999,834
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	$-0-	3,999,834

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
TRANSACTIONS WITH RELATED PERSONS
During 2008, the Company was engaged in no transactions, nor are any such transactions currently proposed, in which a related party, as that term is defined in Title 17, Chapter II, Subpart §229.404 of the Code of Federal Regulations, had or will have a direct or indirect material interest and which involves an amount exceeding $120,000.
POLICIES AND PROCEDURES
The Audit Committee of the Board of Directors reviews all material transactions with any related person as identified by management. “Related persons” include any of our directors, executive officers, certain of our stockholders and immediate family members of any of the foregoing.
At its February 2008 meeting, the Audit Committee and Board of Directors adopted a written policy for evaluating related person transactions. To identify related person transactions under such policy, each year we submit and require our directors and officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. Additionally, all material undertakings by the Company are reviewed by management, with a view, in part, to identify if a related person is involved. Pursuant to our policy, we periodically compile a list of related persons (“Related Person List”) based on information gathered from responses to the Director and Officer Questionnaire along with information concerning stockholders who beneficially own more than five percent (5%) of the voting securities of Terra, and distribute the list to key members of management for review. Management is instructed to review the Related Person List and promptly inform the General Counsel of any current or proposed transactions with any person on the list. The General Counsel is to report to the Audit Committee any potential related person transaction so identified. We review related person transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the Company’s interest. Our Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our General Counsel.

We expect our directors, officers and employees to act and make decisions that are in the Company’s best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests. Our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to Terra in an objective and fair manner. The Nominating and Corporate Governance Committee is charged with responsibility to bring before the Board of Directors all requests for a waiver of the Company’s Code of Ethics and Standards of Business Conduct.
Information with regard to director independence set forth under the headings “Corporate Governance” and “Committees of the Board of Directors” of this report is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Principal Accountant Audit Fees and Services Fees
The table below describes fees for professional audit services rendered by Deloitte & Touche LLP, Terra’s principal accountant, for the audit of Terra’s annual financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by Deloitte & Touche during those periods. All such audit and other services, as well as related fees for 2008, were approved in advance by the Audit Committee.

Type of Fee	2008	2007

Audit Fees (1)	$1,359,397	$1,411,841
Audit Related Fees (2) (4)	146,980	253,261

Total Audit and Audit Related Fees	1,506,377	1,665,102

Tax Fees (3) (4)	462,443	305,621
All Other Fees (4)	0	0

Total	$1,968,820	$1,970,723

(1)	Audit Fees, including those for statutory audits, include the aggregate fees paid by Terra during the fiscal year indicated for professional services rendered by Deloitte & Touche for the audit of Terra’s annual financial statements and review of financial statements included in Terra’s Form 10-Qs.

(2)	Audit Related Fees include the aggregate fees paid related to the audit of the Company’s retirement, savings and investment plans, and audit related procedures as a result of the GrowHow UK Limited joint venture.

(3)	Tax Fees include the aggregate fees paid by Terra during the fiscal year indicated for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

(4)	The full amount of each such service and related fees was approved in advance by the Audit Committee.
The Audit Committee has advised Terra’s Board of Directors that it has determined that the non-audit services rendered by Terra’s independent registered accounting firm during Terra’s most recent fiscal year are compatible with maintaining such auditors’ independence.
Audit Committee Pre-Approval Policies and Procedures
Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Terra and its independent auditors. Deloitte & Touche’s engagement to conduct the audit of Terra’s financial statements included herein was approved by the Audit Committee on February 13, 2008. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touche since May 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents Filed as a Part of this Report

1.	The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

2.	Index to Financial Statement Schedules, Reports and Consents
See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1 of the Original Filing.
3.	Other Financial Statements
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
(b) Exhibits

2.1	Stock Purchase Agreement dated as of August 6, 2004 among Terra Industries Inc., MissChem Acquisition Inc. and Mississippi Chemical Corporation, filed as Exhibit 99.2 to Terra Industries Inc.’s Form 8-K dated August 9, 2004, is incorporated herein by reference.
3.1	Articles of Restatement of Terra Industries Inc. filed with the State Department of Assessments and Taxation of Maryland on August 3, 2005, restating the Charter of Terra Industries Inc., filed as Exhibit 3.3 to Terra Industries Inc.’s Form 8-K dated August 3, 2005, are incorporated herein by reference.
3.2	Amended and Restated By-Laws of Terra Industries Inc., effective as of August 3, 2005, filed as Exhibit 3.4 to Terra Industries Inc.’s Form 8-K, dated August 3, 2005, are incorporated herein by reference.

3.3	A Certificate of Correction to correct errors and omissions to the August 3, 2005 Articles of Restatement for Terra Industries Inc., as filed with the State Department of Assessments and Taxation of Maryland on April 30, 2008, was included as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated May 5, 2008, and is incorporated herein by reference.
3.4	Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.5	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.6	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
3.7	By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, are incorporated herein by reference.
4.1	Indenture dated as of October 10, 2001 among Terra Capital, Inc., certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated October 10, 2001, is incorporated herein by reference.
4.2	Amendment No. 1 to the Amended and Restated Credit Agreement dated January 26, 2005, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as issuing banks (Issuers) and Citicorp USA Inc., as administrative agent and collateral agent for Lenders and Issuers, filed as Exhibit 4.3 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
4.3	Amendment No. 2 to the Amended and Restated Credit Agreement dated July 29, 2005, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.4 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
4.4	Amendment No. 3 to the Amended and Restated Credit Agreement dated October 30, 2006, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a/ Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2006, is incorporated herein by reference.

4.5	Amendment No. 4 to the Amended and Restated Credit Agreement dated February 2, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers). Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.6	Amendment No. 5 to the Amended and Restated Credit Agreement dated July 11, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.6 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.7	Amendment No. 6 to the Amended and Restated Credit Agreement dated August 28, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.7 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.8	Amendment No. 1 to the Credit Agreement dated July 29, 2005 among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries Inc.’s Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
4.9	Amendment No. 2 to the Credit Agreement dated February 2, 2007, among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.8 to Terra Nitrogen Company, L.P.’s Form 10-K for the year ended December 31, 2007.
4.10	Indenture dated May 21, 2003 between the Company, the guarantors party hereto, and U.S. National Bank Association as Trustee, with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010 (including the form of 11 1/2% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries Inc.’s Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

4.11	Articles Supplementary of Terra Industries Inc. relating to the Retirement of the Company’s Trust Shares, filed as Exhibit 3.1 to Terra Industries Inc.’s Form 8-K dated August 3, 2005, are incorporated herein by reference.
4.12	Articles Supplementary of Terra Industries Inc. relating to the Reclassification of the Company’s Series B Cumulative Redeemable Preferred Shares, filed as Exhibit 3.2 to Terra Industries Inc.’s Form 8-K August 3, 2005, are incorporated herein by reference.
4.13	Registration Rights Agreement dated as of October 7, 2004, among Terra and Citigroup Global Markets Inc., as Representative of the Initial Purchasers, filed as Exhibit 4.6 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.
4.14	Registration Rights Agreement, dated as of August 6, 2004, among Terra Industries Inc., Taurus Investments S.A. and the other shareholders named therein, filed as Exhibit 99.1 to Terra’s Form 8-K dated August 16, 2004, is incorporated herein by reference.
4.15	Registration Rights Agreement, dated as of December 16, 2004, among Terra Industries Inc. and the initial purchasers named therein, filed as Exhibit 4.7 to Terra’s Form S-3/A filed February 9, 2005, is incorporated by reference.
4.16	Registration Rights Agreement, dated as of December 21, 2004, among Terra Industries Inc., Värde Investment Partners, L.P., Perry Principals Investments LLC, Citigroup Financial Products, Inc., filed as Exhibit 4.7 to Terra’s Form S-3 dated March 17, 2005, is incorporated herein by reference.
4.17	Registration Rights Agreement, dated as of February 2, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated February 6, 2007, is incorporated herein by reference.
4.18	Form of Indenture relating to the 4.25% Convertible Subordinated Debentures, filed as Exhibit 4.7 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.
4.19	Purchase Agreement, dated October 7, 2004, among Terra Industries Inc. and the initial purchasers named therein relating to the sale of Terra’s 4.25% Series A Cumulative Convertible Perpetual Preferred Shares, filed as Exhibit 1 to Terra’s Form S-3 dated January 4, 2005, is incorporated by reference.
4.20	Purchase Agreement, dated as of January 25, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.

4.21		$150,000,000 Amended and Restated Credit Agreement dated as of December 21, 2004, among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, Mississippi Chemical Corporation, as Borrowers; Terra Industries Inc. and Terra Capital Holdings, Inc., as Guarantors; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Lead Arranger and Sole Book Runner, filed as Exhibit 4.18 to Terra Industries Inc.’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
4.22		$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner, filed as Exhibit 4.19 to Terra Industries Inc.’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
4.23		Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 12 7/8% Senior Secured Notes due 2008, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.
4.24		Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010, filed as Exhibit 4.2 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.
4.25		Indenture, dated February 2, 2007, by and among Terra Capital, Inc., Terra Industries Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7% Senior Notes due 2017, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated February 6, 2007, is incorporated herein by reference.
4.26		First Supplemental Indenture, dated January 9, 2008, by and among Terra Capital, Inc., Terra Industries Inc., Terra Environmental Technologies, Inc., the existing guarantors named therein and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 10, 2008, is incorporated herein by reference.
10	.1.1	Excess Benefit Plan of Terra Industries Inc., as amended and restated effective as of January 1, 2008, was included as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q filed with the Securities and Exchange Commission on April 29, 2008, and is incorporated herein by reference.
10	.1.2	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10	.1.3	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.
10	.1.4	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries Inc.’s Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10	.1.5*	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002.
10	.1.6*	Amendment No. 4 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated December 29, 2004.
10	.1.7	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.18 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
10	.1.8	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.1.9	Form of Restricted Stock Award to Officers and Other Key Employees under Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.1.10	Revised Form of Restricted Stock Award of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.9 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.11	Form of Long-Term Incentive Award for Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.10 to Terra Industries Inc.’s 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.12	Form of Long-Term Incentive Award for Phantom Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.11 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.13	Form of Long-Term Incentive Award for Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.23 to Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.

10	.1.14	Form of Long-Term Incentive Award for Phantom Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.24 to Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.
10	.1.15	Form of Indemnity Agreement of Terra Industries Inc., filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 7, 2006, is incorporated by reference.
10	.1.16	Form of Unrestricted Annual Share Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated August 10, 2006, is incorporated herein by reference.
10	.1.17	Employment Severance Agreement between Terra Industries Inc. and Michael L. Bennett dated October 5, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10	.1.18	Form of Employment Severance Agreement for Section 16(b) Executive Officers, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10	.1.19	Amendment to Employment Severance Agreement between Terra Industries Inc. and Mark A. Kalafut dated October 6, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 6, 2006 is incorporated herein by reference.
10	.1.20	2007 Omnibus Incentive Compensation Plan, adopted by the board of directors of Terra Industries Inc. (Terra) and subsequently approved by its stockholders at the annual meeting of Terra on May 8, 2007, reported on Terra’s Form 8-K filed May 10, 2007 and attached as Appendix A to Terra’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 15, 2007, is incorporated herein by reference.
10	.1.21	Amendment Number One to Employment Severance Agreement, filed as Exhibit 10.1.31 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.22	Amendment to Restricted Share Agreement, filed as Exhibit 10.1.32 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.23	Amendment to Performance Share Award Agreement, filed as Exhibit 10.1.33 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference..
10	.1.24	Amendment to Terra Long Term Incentive Award dated October 23, 2007, for former Terra, now GrowHow UK Limited joint venture employees, filed as Exhibit 10.1.34 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.25	Form of Phantom Performance Share Award agreement of February 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q dated July 25, 2008, is incorporated herein by reference.

10	.1.26	Form of Performance Share Award agreement as of February 2008, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 10-Q dated July 25, 2008, is incorporated herein by reference.
10.2		First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership dated September 1, 2005, filed as Exhibit 10.3 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.3		General and Administrative Services Agreement regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.
10.4		Amendment No. 1 to the General and Administrative Service Agreement regarding Services by Terra Industries Inc. dated September 1, 2005, filed as Exhibit 10.4 to the Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.5		Amendment No. 1 to the General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.5 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.6		Amended and Restated General and Administrative Services Agreement between Terra Industries Inc., Terra Nitrogen Corporation, and Terra Nitrogen GP Inc., dated October 23, 2007, filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.’s Form 10-Q filed on October 29, 2007, is incorporated herein by reference.
10.7		Reorganization Agreement among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.8		Conveyance, Assignment and Assumption Agreement by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 10.2 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.9		Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries Inc.’s Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
10.10		Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries Inc.’s Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
10.11		Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.

10	.12†	Asset Purchase and Methanol Exclusivity Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003, filed as Exhibit 10.9 to Terra Industries’ Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10	.12.1†	Services Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 15, 2003 included as Schedule E to Exhibit 10.2 herein, filed as Exhibit 10.9.1 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10	.13†	First Amendment to Asset Purchase and Methanol Exclusivity Agreement dated February 20, 2004, filed as Exhibit 10.10 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.
10.14		Warrant Agreement dated December 21, 2004 among Terra Industries Inc., Perry Principals Investments LLC, Citigroup Financial Products Inc. and Värde Investment Partners, L.P., filed as Exhibit 10.11 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
10	.15†	Ammonium Nitrate Supply Agreement between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as Exhibit 10.7 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.16†	Conversion Agreement by and between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as exhibit 10.8 to Terra Industries Inc. Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10.17		Option Agreement, dated as of July 18, 2007, by and between Terra Industries Inc. and Eastman Chemical Company, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 23, 2007, is incorporated herein by reference.
10.18		Joint Venture Contribution Agreement, dated September 14, 2007, by and among GrowHow UK Limited, Terra International (Canada), Inc., Kemira GrowHow Oyj and Terra Industries Inc., filed as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q dated October 29, 2007, is incorporated herein for reference.
10.19		Shareholders’ Agreement, dated September 14, 2007, by and among Kemira GrowHow Oyj, Terra International (Canada), Inc., Terra Industries Inc and GrowHow UK Limited filed as Exhibit 10.2 to Terra Industries Inc.’s Form 10-Q dated October 29, 2007, is incorporated herein for reference.
10.20		Consulting and Non-Competition Agreement between Terra Industries Inc. and Francis G. Meyer dated April 1, 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated April 1, 2008, is incorporated herein by reference.
12	.1*	Ratio of Earnings to Financial Charges
21	.1*	Subsidiaries of Terra Industries Inc.

23	.1*	Consent of Deloitte & Touche LLP
31	.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99*		Financial Statements for Point Lisas Nitrogen Limited for the years ended December 31, 2008, 2007 and 2006.

*	Filed in connection with the Original Filing.
**	Filed herewith.

†	Confidential treatment has been requested for portions of this document.

Exhibits 10.1.1 through 10.1.26 are management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: April 28, 2009	By:	/s/ DANIEL D. GREENWELL
Daniel D. Greenwell
Senior Vice President and Chief Financial Officer and a duly authorized signatory (Principal Financial Officer and Principal Accounting Officer)