Form 10-Q
period 2009-06-30
TERRA INDUSTRIES INC
filed 2009-07-24
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At the close of business on July 24, 2009 the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	99,786,406 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,	June 30,
	2009	2008	2008
Assets
Cash and cash equivalents	$1,001,582	$966,700	$752,008
Accounts receivable, less allowance for doubtful accounts of $1,373, $290 and $300	91,200	130,390	236,112
Inventories, net	128,048	197,091	168,950
Margin deposits with derivative counterparties	—	36,945	38
Other current assets	48,212	61,338	111,962
Current assets of discontinued operations	—	—	45,785

Total current assets	1,269,042	1,392,464	1,314,855

Property, plant and equipment, net	426,495	403,313	386,800
Equity method investments	269,113	270,915	360,805
Deferred plant turnaround costs, net	26,331	23,467	37,116
Other assets	29,995	22,858	30,109

Total assets	$2,020,976	$2,113,017	$2,129,685

Liabilities
Accounts payable	$68,677	$99,893	$146,846
Customer prepayments	27,846	111,592	91,605
Derivative hedge liabilities	7,821	125,925	10,094
Accrued and other current liabilities	92,236	127,770	120,051
Current liabilities of discontinued operations	—	—	3,773

Total current liabilities	196,580	465,180	372,369

Long-term debt	330,000	330,000	330,000
Deferred taxes	83,580	61,443	153,754
Pension liabilities	8,394	9,170	9,251
Other liabilities	78,796	78,553	82,550

Total liabilities	697,350	944,346	947,924

Preferred Shares — liquidation value of $1,600; $1,600 and $120,000	1,544	1,544	115,800

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 99,701; 99,330 and 91,836 outstanding	152,481	152,111	144,431
Paid-in capital	581,542	579,164	617,744
Accumulated other comprehensive loss	(112,683)	(175,529)	(6,097)
Retained earnings	598,060	507,299	197,799

Total common stockholders’ equity	1,219,400	1,063,045	953,877
Noncontrolling interest	102,682	104,082	112,084

Total equity	1,322,082	1,167,127	1,065,961

Total liabilities and equity	$2,020,976	$2,113,017	$2,129,685

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Product revenues	$452,339	$836,924	$870,701	$1,410,126
Other income	1,164	6,173	2,555	7,675

Total revenues	453,503	843,097	873,256	1,417,801

Cost and Expenses
Cost of sales	296,690	547,070	639,647	954,059
Selling, general and administrative expense	13,906	27,233	32,474	39,937
Other operating expenses	12,560	—	14,260	—
Equity earnings of North American affiliates	(1,522)	(16,518)	(4,774)	(29,808)

Total cost and expenses	321,634	557,785	681,607	964,188

Income from operations	131,869	285,312	191,649	453,613
Interest income	1,165	5,513	2,975	13,921
Interest expense	(6,757)	(6,756)	(13,485)	(13,814)

Income before income taxes, noncontrolling interest and equity earnings (loss) of GrowHow UK Limited	126,277	284,069	181,139	453,720
Income tax provision	(38,215)	(107,069)	(50,800)	(166,573)
Equity earnings (loss) of GrowHow UK Limited	1,886	37,611	(2,488)	46,895

Income from continuing operations, net of tax	89,948	214,611	127,851	334,042
Income from discontinued operations, net of tax	—	7,319	—	7,471

Net income before noncontrolling interest	89,948	221,930	127,851	341,513
Less: Net income attributable to the noncontrolling interest	(9,474)	(18,495)	(17,382)	(36,621)

Net income attributable to Terra Industries Inc.	80,474	203,435	110,469	304,892
Less: Net income attributable to preferred share dividends	(17)	(1,275)	(34)	(2,550)

Income Available to Common Stockholders	$80,457	$202,160	$110,435	$302,342

Basic income per common share attributable to Terra Industries Inc.:
Continued operations	$0.81	$2.14	$1.11	$3.26
Discontinued operations	—	0.08	—	0.08

Basic income per common share	$0.81	$2.22	$1.11	$3.34

Diluted income per common share attributable to Terra Industries Inc.:
Continuing operations	$0.81	$1.87	$1.11	$2.84
Discontinued operations	—	0.07	—	0.07

Diluted income per common share	$0.81	$1.94	$1.11	$2.91

Weighted average shares outstanding:
Basic	99,318	91,011	99,224	90,588
Diluted	99,710	104,678	99,704	104,652

Amounts attributable to Terra Industries Inc.:
Income from continuing operations, net of tax	$80,474	$196,116	$110,469	$297,421
Income from discontinued operations, net of tax	—	7,319	—	7,471

Net income attributable to Terra Industries Inc.	$80,474	$203,435	$110,469	304,892

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income attributable to Terra Industries Inc.	$110,469	$304,892
Income from discontinued operations	—	7,471

Income from continuing operations	110,469	297,421
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	41,628	39,449
Loss on sale of property, plant and equipment	657	727
Deferred income taxes	(1,393)	48,940
Noncontrolling interest in earnings	17,382	36,621
Distributions in excess of equity earnings of North American affiliates	4,204	3,881
Equity loss (earnings) of GrowHow UK Limited	2,488	(46,895)
Non-cash loss (gain) on derivatives	1,491	(4,954)
Share-based compensation	8,562	9,772
Amortization of intangible and other assets	4,598	4,070
Changes in operating assets and liabilities:
Accounts receivable	40,261	(65,675)
Inventories	68,436	(36,478)
Accounts payable and customer prepayments	(116,095)	(171,404)
Margin deposits with derivative counterparties	36,945	600
Other assets and liabilities, net	(92,101)	(15,174)

Net cash flows from operating activities — continuing operations	127,532	100,901
Net cash flows from operating activities — discontinued operations	—	10,051

Net cash flows from operating activities	127,532	110,952

Investing Activities
Capital expenditures and plant turnaround expenditures	(65,992)	(35,916)
Proceeds from sale of property, plant and equipment	101	1,632
Distributions received from North American affiliates	11,597	7,196
Contribution settlement received from GrowHow UK Limited	—	28,055
Balancing consideration and other payments from GrowHow UK Limited	7,893	—

Net cash flows from investing activities	(46,401)	967

Financing Activities
Preferred share dividends paid	(34)	(2,550)
Common stock dividends paid	(19,940)	(9,202)
Common stock issuances and vestings	(5,334)	(6,842)
Excess tax benefits from equity compensation plans	3,921	7,817
Payments under share repurchase program	—	(7,500)
Distributions to noncontrolling interests	(23,391)	(39,899)

Net cash flows from financing activities	(44,778)	(58,176)

Effect of exchange rate changes on cash	(1,471)	27

Increase to cash and cash equivalents	34,882	53,770
Cash and cash equivalents at beginning of period	966,700	698,238

Cash and cash equivalents at end of period	$1,001,582	$752,008

Consolidated Statements of Cash Flows (continued)

	Six Months ended
	June 30,
	2009	2008
Supplemental cash flow information:
Interest paid	$12,117	$12,140
Income tax refunds received	784	206
Income taxes paid	97,360	92,368
Supplemental schedule of non-cash investing and financing activities:
Conversion of warrants to common stock	$—	$1,672
Supplemental schedule of unconsolidated affiliates distributions received from GrowHow UK Limited:
Contribution settlement payments, balancing consideration and other payments received from GrowHow UK Limited	$7,893	$28,055
Supplemental schedule of unconsolidated affiliates distributions received from North America:
Distributions received from unconsolidated affiliates	$11,597	$7,196
Equity in earnings of unconsolidated affiliates	4,774	29,808
Distribution in excess of equity earnings	4,204	3,881

Total cash distributions received from North American unconsolidated affiliates	$20,575	$40,885

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(in thousands)
(unaudited)

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
	Stock	Capital	Loss	Interest	Earnings	Total	Income
Balance at January 1, 2009	$152,111	$579,164	$(175,529)	$104,082	$507,299	$1,167,127
Comprehensive income (loss):
Net income	—	—	—	17,382	110,469	127,851	$127,851
Foreign currency translation adjustment	—	—	30,267	—	—	30,267	30,267
Change in fair value of derivatives, net of taxes of $23,530	—	—	32,579	4,609	—	37,188	37,188

Comprehensive income before noncontrolling interest							$195,306

Distributions to noncontrolling interest	—	—	—	(23,391)	—	(23,391)
Preferred share dividends	—	—	—	—	(34)	(34)
Common stock dividends	—	—	—	—	(19,940)	(19,940)
Excess tax benefit	—	3,921	—	—	—	3,921
Net vested stock	370	(5,704)	—	—	—	(5,334)
Share-based compensation	—	4,161	—	—	—	4,161
Other	—	—	—	—	266	266

Balance June 30, 2009	$152,481	$581,542	$(112,683)	$102,682	$598,060	$1,322,082

			Accumulated		(Accumulated
			Other		Deficit)
	Common	Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
	Stock	Capital	Loss	Interest	Earnings	Total	Income
Balance at January 1, 2008	$142,170	$618,874	$(44,180)	$108,581	$(95,341)	$730,104
Comprehensive income (loss):
Net income	—	—	—	36,621	304,892	341,513	$341,513
Foreign currency translation adjustment	—	—	(1,756)	—	—	(1,756)	(1,756)
Change in fair value of derivatives, net of taxes of $29,145	—	—	39,839	6,781	—	46,620	46,620

Comprehensive income before noncontrolling interest							$386,377

Distributions to noncontrolling interest	—	—	—	(39,899)	—	(39,899)
Preferred share dividends	—	—	—	—	(2,550)	(2,550)
Common stock dividends	—	—	—	—	(9,202)	(9,202)
Shares purchased and retired under the share repurchase program	(190)	(7,310)	—	—	—	(7,500)
Exercise of stock options	11	23	—	—	—	34
Net vested stock	303	(9,729)	—	—	—	(9,426)
Net conversion of warrants	2,137	412	—	—	—	2,549
Share-based compensation	—	5,177	—	—	—	5,177
Excess tax benefit	—	10,297	—	—	—	10,297

Balance June 30, 2008	$144,431	$617,744	$(6,097)	$112,084	$197,799	$1,065,961

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Background and Basis of Presentation
Terra Industries Inc. together with its subsidiaries (Terra, we, our, or us) is a leading North American producer and marketer of nitrogen products made from natural gas. We also operate production assets in Trinidad, and the United Kingdom, through joint venture agreements. Our six North American and our international production locations, along with a robust distribution capability, provide us with the ability to effectively serve key agricultural, industrial and environmental markets. Our principal products are anhydrous ammonia (ammonia), ammonium nitrate solutions (UAN), ammonium nitrate (AN), and urea. Our principal customers are national agricultural retail chains, farm cooperatives, independent dealers and industrial customers. We operate in one principal industry segment — Nitrogen Products, which is based upon the guidance provided in Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). As a wholesale nitrogen producer, we do not report industry segments in a separate disclosure because our only reportable industry segment is nitrogen.
The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K.
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
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (SFAS 141R), which changes the way we account for business acquisitions. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of SFAS 141R will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R became effective for us on January 1, 2009 and the adoption did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 improves the comparability and transparency of financial statements when reporting minority interest. Entities with a noncontrolling interest are required to clearly identify and present the ownership interest in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest is identified and presented on the face of the consolidated statement of income. The statement offers further guidance on changes in ownership interest, deconsolidation, and required disclosures. SFAS 160 became effective for us on January 1, 2009. The adoption of SFAS 160 recharacterized minority interest as noncontrolling interest and reclassified minority interest as a component of equity on our financial statements. The adoption also recharacterized a portion of other comprehensive income (loss) by allocating a portion of other comprehensive income (loss) to the noncontrolling interest. Prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation as required by SFAS 160.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 became effective for us on January 1, 2009 and we have included the additional disclosure information required by SFAS 161 within Note 6, Derivative Financial Instruments, of the Notes to the Consolidated Financial Statements.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method under SFAS 128, Earnings per Share. FSP EITF 03-6-1 became effective for us on January 1, 2009 and the adoption did not have an impact on our financial statements.
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
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. (FSP FAS 157-4), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (U.S. GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 became effective for us on April 1, 2009 and we have included the additional disclosure information required by FSP FAS 107-1 and APB 28-1 within Note 7, Fair Value Measurements, of the Notes to the Consolidated Financial Statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements. We have evaluated subsequent events through July 24, 2009, which is the date of our Form 10-Q filing.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), which amends the derecognition guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assts and Extinguishments of Liabilities (SFAS 140). SFAS 166 addresses concerns expressed by the SEC, members of Congress, and financial statement users about the accounting and disclosures required by SFAS 140 in the wake of the subprime mortgage crisis and the deterioration of the global credit markets. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are currently assessing the impact SFAS 166 will have on our financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which amends the consolidation guidance applicable to variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. SFAS 167 is intended to improve financial reporting by enterprises involved with variable interest entities. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently assessing the impact SFAS 167 will have on our financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in SFAS 168 will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently assessing the impact SFAS 168 will have on our financial statements.

3.	Unsolicited Exchange Offer by CF Industries Holdings, Inc.
On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to our Board of Directors proposing CF’s acquisition of Terra in an all-stock transaction. Terra’s Board rejected the proposal on the grounds that it was not in the best interest of Terra or its stockholders and substantially undervalued the Company. CF subsequently announced that they remained committed to the proposal, and on February 3, 2009, announced that they would nominate three director candidates to Terra’s Board and commence an exchange offer for all of Terra’s outstanding common shares.
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
As of the date of this Form 10-Q, CF’s unsolicited exchange offer to acquire all of the outstanding common shares of Terra is still outstanding and is set to expire on August 7, 2009, unless further extended. For the three and six month periods ended June 30, 2009, Terra incurred due diligence defense costs of $12.6 million and $14.3 million, respectively, related to CF’s unsolicited exchange offer.

4.	Income Per Share
Basic income per share data is based on the weighted-average number of common shares outstanding during the period. Diluted income per share data is based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options, nonvested shares, convertible preferred shares and common stock warrants. Nonvested stock carries dividend and voting rights, but is not included in the weighted average number of common shares outstanding used to compute basic income per share since they are contingently returnable.
The following table provides a reconciliation between basic and diluted income per share attributable to Terra Industries Inc. for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per-share amounts)	2009	2008	2009	2008
Basic income per common share attributable to Terra Industries Inc.:
Income from continuing operations	$80,474	$196,116	$110,469	$297,421
Less: Preferred share dividends	(17)	(1,275)	(34)	(2,550)

Income from continuing operations available to common stockholders	80,457	194,841	110,435	294,871
Income from discontinued operations available to common stockholders	—	7,319	—	7,471

Income available to common stockholders	$80,457	$202,160	$110,435	$302,342

Weighted average shares outstanding	99,318	91,011	99,224	90,588

Income per share — continuing operations	$0.81	$2.14	$1.11	$3.26
Income per share — discontinued operations	—	0.08	—	0.08

Net income per share	$0.81	$2.22	$1.11	$3.34

Diluted income per common share attributable to Terra Industries Inc.:
Income from continuing operations available to common stockholders	$80,457	$194,841	$110,435	$294,871
Add: Preferred share dividends	17	1,275	34	2,550

Income available to common stockholders and assumed conversions	$80,474	$196,116	$110,469	$297,421

Weighted average shares outstanding	99,318	91,011	99,224	90,588
Add incremental shares from assumed conversions:
Preferred shares	161	12,048	161	12,048
Non vested stock	231	572	319	590
Common stock warrants	—	1,047	—	1,424
Common stock options	—	—	—	2

Dilutive potential common shares	99,710	104,678	99,704	104,652

Income per share — continuing operations	$0.81	$1.87	$1.11	$2.84
Income per share — discontinued operations	—	0.07	—	0.07

Net income per share	$0.81	$1.94	$1.11	$2.91

5.	Inventories, net
Inventories consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Raw materials	$17,523	$17,805	$16,791
Supplies	35,439	33,825	33,702
Finished goods	75,086	145,461	118,457

Total	$128,048	$197,091	$168,950

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
Until our derivatives settle, we test derivatives for ineffectiveness. This includes assessing the correlation of New York Mercantile Exchange (NYMEX) pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines’ pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically and industry appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines’ prices at our facilities.

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
To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of June 30, 2009, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.
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

As of June 30, 2009 and 2008, we had open derivative contracts of 13.8 million MMBtus and 37.3 million MMBtus, respectively, of natural gas.
The following summarizes the gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are categorized as commodity derivatives.

Asset Derivatives (a)
		June 30,	December 31,	June 30,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Other current assets	$8,004	$25,773	$83,968

Liability Derivatives (a)
		June 30,	December 31,	June 30,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Derivative hedge liabilities	$(7,821)	$(125,925)	$(10,094)

(a)
Amounts are disclosed at gross fair value in accordance with SFAS 161 requirements. All of our commodity derivatives are designated as cash flow hedging instruments under SFAS 133. See Footnote 1 and 5 of our 2008 Annual Report Form 10-K for additional information on our overall risk management strategies. The deferred taxes related to these commodity derivatives for the periods ended June 30, 2009, December 31, 2008 and June 30, 2008 were $1.7 million, $25.2 million and ($26.1) million, respectively.

Certain derivatives outstanding at June 30, 2009 and 2008, which settled during July 2009 and July 2008, respectively, are included in the position of open natural gas derivatives in the table above. The July 2009 derivatives settled for an approximate $2.8 million loss compared to the July 2008 derivatives which settled for an approximate $15.6 million gain. All material open derivatives at June 30, 2009 will settle during the next twelve months.
We are required to maintain certain margin deposits on account with derivative counterparties. At June 30, 2009, we had no margin deposits with derivative counterparties, which are reported as “Margin deposits with derivative counterparties” on the Consolidated Statements of Financial Position. At December 31, 2008 and June 30, 2008, we had margin deposits with derivative counterparties of $36.9 million and less than $0.1 million, respectively.
At June 30, 2009 and 2008, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $3.4 million charge and $6.1 million credit to cost of sales, respectively. At June 30, 2009 and 2008, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, recorded a $1.9 million credit and a $1.3 million charge, respectively, to cost of sales.
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

All of our commodity derivatives are designated as cash flow hedging instruments under SFAS 133. See footnote 1 and 5 of our 2008 Annual Report Form 10-K for additional information on our overall risk management strategies. The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008.

Three Months Ended
			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income (b)
June 30,	June 30,	from AOCI into	June 30,	June 30,	Location of Gain (Loss)	June 30,	June 30,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(4,439)	$77,085	Cost of Sales	$(25,135)	$36,570	Cost of Sales	$(1,492)	$4,846

Six Months Ended
			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income (b)
June 30,	June 30,	from AOCI into	June 30,	June 30,	Location of Gain (Loss)	June 30,	June 30,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(37,309)	$119,832	Cost of Sales	$(98,026)	$44,067	Cost of Sales	$(1,492)	$4,846

(a)	Effective portion of gain (loss)

(b)
The amount of gain or (loss) recognized in income represents ($3.4) million and $6.1 million related to the ineffective portion of the hedging relationships and $1.9 million and ($1.3) million related to the amount excluded from the assessment of hedge effectiveness.

Approximately $4.6 million of the net accumulated loss at June 30, 2009 will be reclassified into earnings during the next twelve months as compared to $67.1 million of the net accumulated income at June 30, 2008.
At times, we also use forward derivative instruments, such as nitrogen solution contracts, to fix or set floor prices for a portion of our nitrogen sales volumes. At June 30, 2009, we had open nitrogen solution contracts. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For both the three and six month periods ending June 30, 2009, we recognized a gain of $0.1 million on nitrogen forward derivative instruments. For the three and six month periods ending June 30, 2008, there were no gains or losses on nitrogen forward derivative instruments.
7.	Fair Value Measurements
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
We evaluated our assets and liabilities to determine which items should be disclosed according to SFAS 157. We currently measure our derivative contracts on a recurring basis at fair value. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified as level 2 as a significant other observable input in the disclosure hierarchy framework as defined by SFAS 157. Our gas derivative contracts, which are classified as a level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the NYMEX, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the quarter ended June 30, 2009.
The following table summarizes the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels as of June 30, 2009:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$8,004	$—

Total	$—	$8,004	$—

Liabilities
Derivative contracts	$—	$(7,821)	$—

Total	$—	$(7,821)	$—

The following table summarized the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$25,773	$—

Total	$—	$25,773	$—

Liabilities
Derivative contracts	$—	$(125,925)	$—

Total	$—	$(125,925)	$—

The following table summarized the valuation of our assets and liabilities in accordance with SFAS 157 fair value hierarchy levels of June 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Derivative contracts	$—	$83,968	$—

Total	$—	$83,968	$—

Liabilities
Derivative contracts	$—	$(10,094)	$—

Total	$—	$(10,094)	$—

The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments as of June 30, 2009 and 2008.

	June 30,		June 30,
	2009		2008
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$1,001.6	$1,001.6	$752.0	$752.0
Financial Liabilities
Long-term debt	330.0	301.5	330.0	323.4
Preferred shares	1.5	3.8	115.8	564.2
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments.
•	Long-term debt: The fair value of our long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.
•	Preferred shares: Preferred shares are valued on the basis of market quotes, when available, and management estimates based on comparisons with similar instruments that are publicly traded.
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
Financial Instruments: At June 30, 2009, we had letters of credit outstanding totaling $8.0 million, which guarantees various insurance and financing activities.

8.	Preferred Shares
The components of preferred shares outstanding at June 30, 2009 and 2008:

	June 30,		June 30,
	2009		2008
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	1,600	$1,544	120,000	$115,800
We had 1,600 shares of cumulative convertible perpetual Series A Preferred Shares with a liquidation value of $1,000 per share outstanding at June 30, 2009 and 120,000 shares with a liquidation value of $1,000 per share at June 30, 2008. Cumulative dividends of $10.625 per share are payable quarterly. The Series A Preferred Shares are not redeemable, but are convertible into our common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A shares may automatically be converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140% of the conversion price for twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms.
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
9.	Turnaround Costs
The following represents a summary of the deferred plant turnaround costs for the six months ended June 30, 2009 and 2008:

		Turnaround		Currency
	Beginning	Costs	Turnaround	Translation	Ending
(in thousands)	Balance	Capitalized	Amortization	Adjustments	Balance
Period ended:
June 30, 2009	$23,467	$15,058	$(12,372)	$178	$26,331
June 30, 2008	42,190	10,225	(14,875)	(424)	37,116

10.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Income taxes payable	$25,559	$63,999	$51,042
Payroll and benefit costs	13,940	27,104	18,662
Accrued CF defense costs	13,028	—	—
Accrued interest	9,747	9,748	9,745
Current accrued phantom shares	4,867	4,341	10,685
Deferred revenue	3,346	3,346	1,375
Accrued property taxes	3,160	3,291	3,212
Other	18,589	15,941	25,330

	$92,236	$127,770	$120,051

11.	Other Liabilities
Other liabilities consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Unrecognized tax benefit	$37,124	$35,949	$33,560
Long-term medical and closed facility reserve	23,835	23,887	24,405
Long-term deferred revenue	9,739	10,488	10,313
Accrued phantom shares	2,262	2,430	7,613
Other	5,836	5,799	6,659

	$78,796	$78,553	$82,550

12.	Equity Investments
North America
Our investment in North American companies that are accounted for on the equity method of accounting and included in operations consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production plant in Trinidad, (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at our Verdigris nitrogen plant. These investments were $118.3 million and $137.1 million at June 30, 2009 and 2008, respectively. We include the net earnings of these investments as an element of income from operations because the investees’ operations provide additional capacity to our operations.

The combined results of operations and financial position of our North American equity method investments are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Condensed income statement information:
Net sales	$41,436	$83,993	$79,415	$182,528

Net income	$11,051	$31,640	$19,058	$62,921

Terra’s equity in earnings of unconsolidated affiliates	$1,522	$16,518	$4,774	$29,808

	June 30,	June 30,
(in thousands)	2009	2008
Condensed balance sheet information:
Current assets	$42,754	$57,166
Long-term assets	165,559	182,320

Total assets	$208,313	$239,486

Current liabilities	$22,926	$40,557
Long-term liabilities	21,073	13,020
Equity	164,314	185,909

Total liabilities and equity	$208,313	$239,486

The carrying value of these investments at June 30, 2009 was $36.2 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately fifteen years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.
We have transactions in the normal course of business with PLNL whereby we are obliged to purchase 50% of the ammonia produced by PLNL at current market prices. During the six month period ended June 30, 2009, we purchased approximately $37.0 million of ammonia from PLNL. During the six month period ended June 30, 2008, we purchased approximately $77.4 million of ammonia from PLNL.
We received $20.6 million and $40.9 million in distributions from our North American equity investments in the six month periods ended June 30, 2009 and 2008, respectively.
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

In January 2008 GrowHow closed the Severnside manufacturing facility. Pursuant to the agreement with Kemira, we are responsible for any remediation costs required to prepare the Severnside site for disposal. As of June 30, 2009, we have incurred remediation costs of $7.6 million. We anticipate total remediation costs to not exceed $10.0 million. We have an option to purchase the Severnside land for a nominal amount at any time prior to sale. If we elect not to exercise this option, we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land will exceed the total cost of reclamation of the site.
The Joint Venture Contribution Agreement specifies that we are entitled to receive a minimum balancing consideration payment of up to £60 million based on GrowHow’s operating results for fiscal 2008 to 2010. Pursuant to agreements with Kemira, we received minimum balancing consideration and other payments totaling £5.3 million ($7.9 million) during the first half of 2009. For the six months ended June 30, 2008, we did not receive any balancing consideration payments. We also received $28.1 million from GrowHow during the first half of 2008 for the refund of working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement. The carrying value of this equity method investment was $150.8 million and $223.7 million at June 30, 2009 and 2008, respectively.
The results of operations and financial position of our equity method investment in GrowHow are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Condensed income statement information:
Net sales	$108,892	$279,206	$216,552	$546,033

Net income (loss)	$5,111	$76,733	$(2,744)	$98,099

Terra’s equity in earnings (loss) of unconsolidated affiliates	$1,886	$37,611	$(2,488)	$46,895

	June 30,	June 30,
(in thousands)	2009	2008
Condensed balance sheet information:
Current assets	$279,515	$335,197
Long-term assets	182,212	257,849

Total assets	$461,727	$593,046

Current liabilities	$66,533	$135,371
Long-term liabilities	146,492	175,707
Equity	248,702	281,968

Total liabilities and equity	$461,727	$593,046

The carrying value of this investment at June 30, 2009 was $26.4 million more than our share of GrowHow’s book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately twelve years. Our equity earnings of GrowHow are different than our ownership interest in GrowHow’s net income due to the amortization of basis differences.

13.	Long-term Debt

Long-term debt consisted of the following:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Unsecured Senior Notes, 7.0% due 2017	$330,000	$330,000	$330,000

Total long-term debt	330,000	330,000	330,000
Less current maturities	—	—	—

Total long-term debt	$330,000	$330,000	$330,000

In 2007, Terra Capital, Inc., (TCAPI) a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017 (notes). The notes are unconditionally guaranteed by Terra and certain of its U.S. subsidiaries (the Guarantor Subsidiaries); see Note 17, Guarantor Subsidiaries, of the Notes to the Consolidated Financial Statements. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors.
The Indenture governing the notes contains covenants that limit, among other things, our ability to: incur additional debt, pay dividends on common stock of Terra or repurchase shares of such common stock, make certain investments, sell any of our principal production facilities or sell other assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of our assets or merge with or into other companies, and reduce our insurance coverage.
We are obligated to offer to repurchase these notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued and unpaid interest to the date of purchase. The Indenture governing these notes contains events of default and remedies customary for a financing of this type.
The $200 million revolving credit facilities (the facilities) due 2012 are secured by substantially all of our working capital. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable, 60% of eligible finished goods inventory and is reduced by outstanding letters of credit. These facilities include $50 million available only for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving credit facilities will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At June 30, 2009, the LIBOR rate was 0.32%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans were 0.50% and 1.75%, respectively, at June 30, 2009. The revolving facilities require an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.
The facilities and the Indenture governing the notes also require that there be no change of control related to Terra, such that no individual or group (within the meaning of the Securities Exchange Act of 1934, as amended) beneficially owns more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facilities and would require TCAPI to offer to repurchase the notes at 101% of the principal amount thereof, including any accrued but unpaid interest. On February 23, 2009, CF Industries Holdings, Inc. (CF) commenced an exchange offer to acquire all of the outstanding Terra common stock. Such a business combination, if consummated, would constitute a change of control under both the facilities and the Indenture governing the notes. See Note 3, Unsolicited Exchange Offer by CF Industries Holdings, Inc., of the Notes to the Consolidated Financial Statements for additional information with respect to CF’s unsolicited proposal.

At June 30, 2009, we had no outstanding revolving credit borrowings and $8.0 million in outstanding letters of credit. The $8.0 million in outstanding letters of credit reduced our borrowing availability to $192.0 at June 30, 2009. The facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. Under the $150 million facility, if our consolidated borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (EBITDA) of $60 million during the most recent four quarters. Under the $50 million TNCLP facility, if our borrowing availability as computed for that facility falls below $10 million, we are required to achieve EBITDA at TNCLP of $25 million during the most recent four quarters. A default under the $50 million facility results in a cross default to the $150 million facility.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Service cost	$733	$778	$1,466	$1,556
Interest cost	4,648	4,412	9,296	8,824
Expected return on plan assets	(4,701)	(4,516)	(9,402)	(9,032)
Amortization of prior service cost	(9)	(9)	(18)	(18)
Amortization of actuarial loss	162	468	324	936

Pension expense	$833	$1,133	$1,666	$2,266

Cash contributions to the defined benefit pension plans for the three months ended June 30, 2009 and 2008 were $0.4 million and $0.6 million, respectively. Cash contributions to the defined benefit pension plans for the six months ended June 30, 2009 and 2008 were $0.8 million and $0.9 million, respectively.
We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three month periods ended June 30, 2009 and 2008 were $1.1 million and $0.9 million, respectively. Contributions to these plans for the six month periods ended June 30, 2009 and 2008 were $2.3 million and $2.0 million, respectively.

We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.
15.	Comprehensive Income
Comprehensive income attributable to Terra Industries Inc. and its components, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Net income before noncontrolling interest	$89,948	$221,930	$127,851	$341,513
Changes in cumulative foreign currency translation adjustment	48,126	1,130	30,267	(1,756)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	12,700	23,707	37,188	46,620

Comprehensive income before noncontrolling interest	150,774	246,767	195,306	386,377
Comprehensive income attributable to noncontrolling interest	(10,918)	(21,022)	(21,991)	(43,402)

Comprehensive income attributable to Terra Industries Inc.	$139,856	$225,745	$173,315	$342,975

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
Prior year amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current year presentation as required by SFAS 160. The following table reconciles equity attributable to noncontrolling interest:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Noncontrolling interest, beginning of period	$101,450	$110,435	$104,082	$108,581
Net income attributable to noncontrolling interest	9,474	18,495	17,382	36,621
Distributions to noncontrolling interests	(9,686)	(19,373)	(23,391)	(39,899)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax, attributable to the noncontrolling interest	1,444	2,527	4,609	6,781

Noncontrolling interest, end of period	$102,682	$112,084	$102,682	$112,084

16.	Common Stockholders’ Equity
Terra allocates $1.00 per share upon the issuance of common shares to the common share capital account. The common shares have no par value. On July 23, 2009, we declared a dividend of $0.10 per common share, payable September 10, 2009 to shareholders of record as of August 20, 2009. Future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, approval from our Board of Directors, compliance with covenants in our debt agreements and other factors.
On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares representing 14 percent of our then outstanding common stock. The stock buyback program commenced on May 7, 2008 and has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices as we determine to be appropriate. Purchases may be commenced or suspended at any time without notice. As of June 30, 2009 there are 7,448,662 shares available to be repurchased under the plan. There were no share repurchase during the second quarter of 2009.
17.	Guarantor Subsidiaries
Terra Industries Inc., excluding all majority owned subsidiaries (Parent), files a consolidated United States federal income tax return. Beginning in 1995, the Parent adopted the tax sharing agreements, under which all domestic operating subsidiaries provide for and remit income taxes to the Parent based on their pretax accounting income, adjusted for permanent differences between pretax accounting income and taxable income. The tax sharing agreements allocated the benefits of operating losses and temporary differences between financial reporting and tax basis income to the Parent.
Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. (TCAPI), the Guarantor Subsidiaries and the subsidiaries of the Parent that are not guarantors of the Senior Unsecured Notes (the Non-Guarantor Subsidiaries) (see Note 13, Long-term Debt, of the Notes to Consolidated Financial Statements) for June 30, 2009; December 31, 2008; and June 30, 2008 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.
Guarantor Subsidiaries include: subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi; and Beaumont, Texas plants; Terra Environmental Technologies; Terra Global Holding Company Inc., Terra Investment Fund I LLC, Terra Investment Fund II LLC, Terra (U.K.) Holdings Inc., and the corporate headquarters facility in Sioux City, Iowa. All Guarantor Subsidiaries are wholly owned by the Parent. All other company facilities are owned by Non-Guarantor Subsidiaries. In 2008, we declared the Beaumont, Texas facility as a discontinued operation and classified the facility as held for sale pursuant to SFAS 144. In December 2008, the Beaumont, Texas facility was sold; see Note 18, Discontinued Operations, of the Notes to the Consolidated Financial Statements.

Condensed Consolidating Balance Sheet as of June 30, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$457,226	$252,402	$291,954	$—	$1,001,582
Accounts receivable, net	—	—	46,076	45,124	—	91,200
Inventories	—	—	84,374	43,674	—	128,048
Other current assets	23,803	4,223	3,683	16,503	—	48,212

Total current assets	23,803	461,449	386,535	397,255	—	1,269,042

Property, plant and equipment, net	—	6,037	307,568	112,890	—	426,495
Equity method investments	—	—	9,603	259,510	—	269,113
Intangible assets, other assets and deferred plant turnaround costs	1,816	6,567	37,950	9,993	—	56,326
Investments in and advances to (from) affiliates	1,393,645	127,059	2,947,544	424,119	(4,892,367)	—

Total assets	$1,419,264	$601,112	$3,689,200	$1,203,767	$(4,892,367)	$2,020,976

Liabilities
Accounts payable	$138	$—	$50,107	$18,432	$—	$68,677
Customer prepayments	—	—	13,047	14,799	—	27,846
Derivative hedge liabilities	4,850	277	345	2,349	—	7,821
Accrued and other current liabilities	44,102	8,907	32,557	6,670	—	92,236

Total current liabilities	49,090	9,184	96,056	42,250	—	196,580

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	73,617	—	—	9,963	—	83,580
Pension and other liabilities	75,613	(346)	10,306	1,617	—	87,190

Total liabilities	198,320	338,838	106,362	53,830	—	697,350

Preferred Shares — liquidation value of $1,600	1,544	—	—	—	—	1,544

Common Stockholders’ Equity
Common stock	152,481	—	73	92,262	(92,335)	152,481
Paid-in capital	581,542	150,218	2,024,501	808,705	(2,983,424)	581,542
Accumulated other comprehensive income (loss)	(112,683)	—	—	(118,926)	118,926	(112,683)
Retained earnings (accumulated deficit)	598,060	92,012	1,475,626	367,896	(1,935,534)	598,060

Total stockholders’ equity	1,219,400	242,230	3,500,200	1,149,937	(4,892,367)	1,219,400
Noncontrolling interest	—	20,044	82,638	—	—	102,682

Total equity	1,219,400	262,274	3,582,838	1,149,937	(4,892,367)	1,322,082

Total liabilities and equity	$1,419,264	$601,112	$3,689,200	$1,203,767	$(4,892,367)	$2,020,976

Consolidating Statement of Operations for the three months ended June 30, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$251,043	$201,296	$—	$452,339
Other income	—	—	790	374	—	1,164

Total revenues	—	—	251,833	201,670	—	453,503

Cost and Expenses
Cost of sales	—	83	169,514	127,093	—	296,690
Selling, general and administrative expenses	13,376	(2,466)	6,934	8,622	—	26,466
Equity earnings of North American affiliates	—	—	(161)	(1,361)	—	(1,522)

Total cost and expenses	13,376	(2,383)	176,287	134,354	—	321,634

Income (loss) from operations	(13,376)	2,383	75,546	67,316	—	131,869
Interest income	—	599	309	257	—	1,165
Interest expense	(465)	(6,209)	25,534	(25,617)	—	(6,757)

Income (loss) before income taxes and noncontrolling interest	(13,841)	(3,227)	101,389	41,956	—	126,277
Income tax benefit (provision)	4,373	(6,909)	(34,260)	(1,419)	—	(38,215)
Equity earnings (loss) of unconsolidated affiliates	89,942	101,907	—	1,886	(191,849)	1,886

Income from continuing operations — net of tax	80,474	91,771	67,129	42,423	(191,849)	89,948
Income from discontinued operations — net of tax	—	—	—	—	—	—

Net income before noncontrolling interest	80,474	91,771	67,129	42,423	(191,849)	89,948
Less: Net income attributable to the noncontrolling interest	—	(1,829)	(7,645)	—	—	(9,474)

Net income (loss) attributable to Terra Industries Inc.	$80,474	$89,942	$59,484	$42,423	$(191,849)	$80,474

Consolidating Statement of Operations for the six months ended June 30, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$460,910	$409,791	$—	$870,701
Other income	—	—	1,893	662	—	2,555

Total revenues	—	—	462,803	410,453	—	873,256

Cost and Expenses
Cost of sales	—	166	351,659	287,822	—	639,647
Selling, general and administrative expenses	15,615	(4,625)	18,100	17,644	—	46,734
Equity earnings of North American affiliates	—	—	(860)	(3,914)	—	(4,774)

Total cost and expenses	15,615	(4,459)	368,899	301,552	—	681,607

Income (loss) from operations	(15,615)	4,459	93,904	108,901	—	191,649
Interest income	—	1,405	808	762	—	2,975
Interest expense	(930)	(12,391)	48,993	(49,157)	—	(13,485)

Income (loss) before income taxes and noncontrolling interest	(16,545)	(6,527)	143,705	60,506	—	181,139
Income tax benefit (provision)	4,908	(13,267)	(42,632)	191	—	(50,800)
Equity earnings (loss) of unconsolidated affiliates	122,106	145,255	—	(2,488)	(267,361)	(2,488)

Income from continuing operations — net of tax	110,469	125,461	101,073	58,209	(267,361)	127,851
Income from discontinued operations — net of tax	—	—	—	—	—	—

Net income before noncontrolling interest	110,469	125,461	101,073	58,209	(267,361)	127,851
Less: Net income attributable to the noncontrolling interest	—	(3,355)	(14,027)	—	—	(17,382)

Net income (loss) attributable to Terra Industries Inc.	$110,469	$122,106	$87,046	$58,209	$(267,361)	$110,469

Consolidating Statement of Cash Flows for the six months ended June 30, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income attributable to Terra Industries Inc.	$110,469	$122,106	$87,046	$58,209	$(267,361)	$110,469
Income from discontinued operations	—	—	—	—	—	—

Income from continuing operations	110,469	122,106	87,046	58,209	(267,361)	110,469
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	26,991	14,637	—	41,628
Loss on sale of property, plant and equipment	—	—	657	—	—	657
Deferred income taxes	(1,393)	—	—	—	—	(1,393)
Noncontrolling interest in earnings	—	3,355	14,027	—	—	17,382
Distributions in excess of (less than) equity earnings	(122,106)	(145,255)	130	4,074	267,361	4,204
Equity earnings — GrowHow UK Limited	—	—	—	2,488	—	2,488
Non-cash gain on derivatives	1,491	—	—	—	—	1,491
Share-based compensation	8,562	—	—	—	—	8,562
Amortization of intangible and other assets	—	—	3,556	1,042	—	4,598
Change in operating assets and liabilities	47,069	36,339	(62,856)	(83,106)	—	(62,554)

Net cash flows from operating activities — continuing operations	44,092	16,545	69,551	(2,656)	—	127,532
Net cash flows from operating activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Operating Activities	44,092	16,545	69,551	(2,656)	—	127,532

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(55,739)	(10,253)	—	(65,992)
Proceeds from the sale of property, plant and equipment	—	—	101	—	—	101
Distributions received from unconsolidated affiliate	—	—	385	11,212	—	11,597
Balancing consideration and other payments received from GrowHow UK Limited	—	—	—	7,893	—	7,893

Net cash flows from investing activities — continuing operations	—	—	(55,253)	8,852	—	(46,401)
Net cash flows from investing activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	(55,253)	8,852	—	(46,401)

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Preferred share dividends paid	(34)	—	—	—	—	(34)
Common stock dividends paid	(19,940)	—	—	—	—	(19,940)
Common stock issuances and vestings	(5,334)	—	—	—	—	(5,334)
Change in investments and advances from (to) affiliates	(22,705)	113,481	(27,677)	(63,099)	—	—
Excess tax benefits from equity compensation plans	3,921	—	—	—	—	3,921
Distributions to noncontrolling interests	—	(4,514)	(18,877)	—	—	(23,391)

Net cash flows from financing activities — continuing operations	(44,092)	108,967	(46,554)	(63,099)	—	(44,778)
Net cash flows from financing activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	(44,092)	108,967	(46,554)	(63,099)	—	(44,778)

Effect of Exchange Rate Changes on Cash	—	—	—	(1,471)	—	(1,471)

Increase (decrease) in Cash and Cash Equivalents	—	125,512	(32,256)	(58,374)	—	34,882
Cash and Cash Equivalents at Beginning of Period	—	331,714	284,658	350,328	—	966,700

Cash and Cash Equivalents at End of Period	$—	$457,226	$252,402	$291,954	$—	$1,001,582

Condensed Consolidating Balance Sheet as of December 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$331,714	$284,658	$350,328	$—	$966,700
Accounts receivable, net	9	74	73,358	56,949	—	130,390
Inventories	—	—	111,295	85,796	—	197,091
Margin deposits with derivative counterparties	—	36,945	—	—	—	36,945
Other current assets	23,807	10,440	13,596	13,495	—	61,338
Current assets held for sale — discontinued operations	—	—	—	—	—	—

Total current assets	23,816	379,173	482,907	506,568	—	1,392,464

Property, plant and equipment, net	—	6,037	288,449	108,827	—	403,313
Equity method investments	—	—	10,117	260,798	—	270,915
Deferred plant turnaround costs, intangible and other assets	2,230	7,156	21,146	15,793	—	46,325
Investments in and advances to (from) affiliates	1,252,608	94,331	3,103,568	588,172	(5,038,679)	—

Total assets	$1,278,654	$486,697	$3,906,187	$1,480,158	$(5,038,679)	$2,113,017

Liabilities
Accounts payable	$205	$62	$70,473	$29,153	$—	$99,893
Customer prepayments	—	—	58,922	52,670	—	111,592
Derivative hedge liabilities	35,254	7,476	39,880	43,315	—	125,925
Accrued and other current liabilities	51,861	8,947	42,261	24,701	—	127,770
Current liabilities held for sale — discontinued operations	—	—	—	—	—	—

Total current liabilities	87,320	16,485	211,536	149,839	—	465,180

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	51,770	—	—	9,673	—	61,443
Pension and other liabilities	74,975	—	10,983	1,765	—	87,723

Total liabilities	214,065	346,485	222,519	161,277	—	944,346

Preferred Shares — liquidation value of $1,600	1,544	—	—	—	—	1,544

Common Stockholders’ Equity
Common stock	152,111	—	73	83,332	(83,405)	152,111
Paid-in capital	579,164	150,218	2,201,646	963,435	(3,315,299)	579,164
Accumulated other comprehensive income (loss)	(175,529)	—	—	(170,574)	170,574	(175,529)
Retained earnings (accumulated deficit)	507,299	(30,094)	1,397,955	442,688	(1,810,549)	507,299

Total stockholders’ equity	1,063,045	120,124	3,599,674	1,318,881	(5,038,679)	1,063,045
Noncontrolling interest	—	20,088	83,994	—	—	104,082

Total equity	1,063,045	140,212	3,683,668	1,318,881	(5,038,679)	1,167,127

Total liabilities and equity	$1,278,654	$486,697	$3,906,187	$1,480,158	$(5,038,679)	$2,113,017

Consolidating Balance Sheet as of June 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$45,342	$382,642	$817,198	$(493,174)	$752,008
Accounts receivable, net	—	5,848	146,935	89,177	(5,848)	236,112
Inventories	1	—	116,451	52,498	—	168,950
Other current assets	43,022	1,935	20,611	46,432	—	112,000
Current assets held for sale — discontinued operations	—	—	45,785	—	—	45,785

Total current assets	43,023	53,125	712,424	1,005,305	(499,022)	1,314,855

Property, plant and equipment, net	—	—	266,936	119,864	—	386,800
Equity method investments	—	—	10,567	350,238	—	360,805
Intangible assets, other assets and deferred plant turnaround costs	6,732	7,744	24,611	33,481	(5,343)	67,225
Investments in and advances to (from) affiliates	953,877	395,671	2,135,047	130,179	(3,614,774)	—

Total assets	$1,003,632	$456,540	$3,149,585	$1,639,067	$(4,119,139)	$2,129,685

Liabilities
Accounts payable	$279	$—	$94,954	$57,461	$(5,848)	$146,846
Customer prepayments	—	—	49,138	42,467	—	91,605
Derivative hedge liabilities	3,026	—	1,522	5,546	—	10,094
Accrued and other current liabilities	54,982	9,187	34,162	21,720	—	120,051
Current liabilities held for sale — discontinued operations	—	—	3,773	—	—	3,773

Total current liabilities	58,287	9,187	183,549	127,194	(5,848)	372,369

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	136,706	—	—	13,583	3,465	153,754
Pension and other liabilities	78,526	(340)	11,067	2,224	324	91,801

Total liabilities	273,519	338,847	194,616	143,001	(2,059)	947,924

Preferred Shares — liquidation value of $120,000	115,800	—	—	—	—	115,800

Common Stockholders’ Equity
Common stock	144,431	—	73	32,458	(32,531)	144,431
Paid-in capital	617,744	150,218	1,944,959	1,168,302	(3,263,479)	617,744
Accumulated other comprehensive income (loss)	(17,949)	—	—	236,083	(224,231)	(6,097)
Retained earnings (accumulated deficit)	(129,913)	(54,383)	919,711	59,223	(596,839)	197,799

Total stockholders’ equity	614,313	95,835	2,864,743	1,496,066	(4,117,080)	953,877
Noncontrolling interest	—	21,858	90,226	—	—	112,084

Total equity	614,313	117,693	2,954,969	1,496,066	(4,117,080)	1,065,961

Total liabilities and equity	$1,003,632	$456,540	$3,149,585	$1,639,067	$(4,119,139)	$2,129,685

Consolidating Statement of Operations for the three months ended June 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$478,835	$358,089	$—	$836,924
Other revenues	—	—	5,120	1,053	—	6,173

Total revenues	—	—	483,955	359,142	—	843,097

Cost and Expenses
Cost of sales	—	83	363,813	183,174	—	547,070
Selling, general and administrative expenses	901	(4,055)	13,431	16,956	—	27,233
Equity earnings of North America affiliates	—	—	(16,518)	—	—	(16,518)

Total cost and expenses	901	(3,972)	360,726	200,130	—	557,785

Income (loss) from operations	(901)	3,972	123,229	159,012	—	285,312
Interest income	—	2,286	1,983	1,244	—	5,513
Interest expense	(465)	(6,207)	(1)	(83)	—	(6,756)
Foreign currency gain (loss)	—	—	(6)	6	—	—

Income (loss) before income taxes and noncontrolling interest	(1,366)	51	125,205	160,179	—	284,069
Income tax benefit (provision)	598	(42,635)	(54,420)	(10,612)	—	(107,069)
Equity earnings (loss) of unconsolidated affiliates	204,203	250,357	—	37,611	(454,560)	37,611

Income from continuing operations — net of tax	203,435	207,773	70,785	187,178	(454,560)	214,611
Income from discontinued operations — net of tax	—	—	7,319	—	—	7,319

Net income before noncontrolling interest	$203,435	$207,773	$78,104	$187,178	$(454,560)	$221,930
Less: Net income attributable to the noncontrolling interest	—	(3,570)	(14,925)	—	—	(18,495)

Net income (loss) attributable to Terra Industries Inc.	$203,435	$204,203	$63,179	$187,178	$(454,560)	$203,435

Consolidating Statement of Operations for the six months ended June 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$834,569	$575,557	$—	$1,410,126
Other revenues	—	—	6,065	1,610	—	7,675

Total revenues	—	—	840,634	577,167	—	1,417,801

Cost and Expenses
Cost of sales	—	166	650,157	303,157	—	954,059
Selling, general and administrative expenses	1,410	(6,090)	20,109	24,508	—	39,937
Equity earnings of North America affiliates	—	—	(29,808)	—	—	(29,808)

Total cost and expenses	1,410	(5,924)	640,458	328,244	—	964,188

Income (loss) from operations	(1,410)	5,924	200,176	248,923	—	453,613
Interest income	—	5,923	1,983	6,015	—	13,921
Interest expense	(930)	(12,426)	(3)	(455)	—	(13,814)

Income (loss) before income taxes and noncontrolling interest	(2,340)	(579)	202,156	254,483	—	453,720
Income tax benefit (provision)	974	(66,116)	(84,135)	(17,296)	—	(166,573)
Equity earnings (loss) of unconsolidated affiliates	306,258	380,021	—	46,895	(686,279)	46,895

Income from continuing operations — net of tax	304,892	313,326	118,021	284,082	(686,279)	334,042
Income from discontinued operations — net of tax	—	—	7,471	—	—	7,471

Net income before noncontrolling interest	$304,892	$313,326	$125,492	$284,082	$(686,279)	$341,513
Less: Net income attributable to the noncontrolling interest	—	(7,068)	(29,553)	—	—	(36,621)

Net income (loss) attributable to Terra Industries Inc.	$304,892	$306,258	$95,939	$284,082	$(686,279)	$304,892

Consolidating Statement of Cash Flows for the six months ended June 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income attributable to Terra Industries Inc.	$304,892	$306,258	$95,939	$284,082	$(686,279)	$304,892
Income from discontinued operations	—	—	7,471	—	—	7,471

Income from continuing operations	304,892	306,258	88,468	284,082	(686,279)	297,421
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	20,733	18,716	—	39,449
(Gain) loss on sale of property, plant and equipment	—	—	920	(193)	—	727
Deferred income taxes	48,940	—	—	—	—	48,940
Noncontrolling interest in earnings	—	(633)	37,254	—	—	36,621
Distributions less than equity earnings	(339,136)	(28,822)	(29,808)	(60,791)	462,438	3,881
Equity earnings — GrowHow UK Limited	—	—	—	(46,895)	—	(46,895)
Non-cash gain on derivatives	(4,954)	—	—	—	—	(4,954)
Share-based compensation	9,772	—	—	—	—	9,772
Amortization of intangible and other assets	—	—	2,433	1,637	—	4,070
Change in operating assets and liabilities	13,046	(6,876)	(140,882)	(232,439)	79,020	(288,131)

Net cash flows from operating activities — continuing operations	32,560	269,927	(20,882)	(35,883)	(144,821)	100,901
Net cash flows from operating activities — discontinued operations	—	—	10,051	—	—	10,051

Net Cash Flows from Operating Activities	32,560	269,927	(10,831)	(35,883)	(144,821)	110,952

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(30,826)	(5,090)	—	(35,916)
Distributions received from unconsolidated affiliate	—	—	7,196	—	—	7,196
Contribution settlement received from GrowHow UK Limited	—	—	—	28,055	—	28,055
Proceeds from the sale of property, plant and equipment	—	—	1,242	390	—	1,632

Net cash flows from investing activities — continuing operations	—	—	(22,388)	23,355	—	967
Net cash flows from investing activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	(22,388)	23,355	—	967

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Preferred share dividends paid	(2,550)	—	—	—	—	(2,550)
Common stock dividends paid	(9,202)	—	—	—	—	(9,202)
Common stock issuances and vestings	(6,842)	—	—	—	—	(6,842)
Change in investments and advances from (to) affiliates	(14,283)	(280,442)	188,615	(77,053)	183,163	—
Excess tax benefits from equity compensation plans	7,817	—	—	—	—	7,817
Payments under share repurchase	(7,500)	—	—	—	—	(7,500)
Distributions to noncontrolling interests	—	—	(39,899)	—	—	(39,899)

Net cash flows from financing activities — continuing operations	(32,560)	(280,442)	148,716	(77,053)	183,163	(58,176)
Net cash flows from financing activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	(32,560)	(280,442)	148,716	(77,053)	183,163	(58,176)

Effect of Exchange Rate Changes on Cash	—	—	—	27	—	27

Increase (decrease) in Cash and Cash Equivalents	—	(10,515)	115,497	(89,554)	38,342	53,770
Cash and Cash Equivalents at Beginning of Period	—	55,857	267,145	906,752	(531,516)	698,238

Cash and Cash Equivalents at End of Period	$—	$45,342	$382,642	$817,198	$(493,174)	$752,008

18.	Discontinued Operations
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

Summarized Financial Results of Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Operating revenue	$—	$13,224	$—	$14,645
Operating and other expenses	—	(1,027)	—	(2,214)

Pretax income from operations of discontinued components	—	12,197	—	12,431
Income tax expense	—	(4,878)	—	(4,960)

Income from discontinued operations	$—	$7,319	$—	$7,471

The major classes of assets and liabilities held for sale and related to discontinued operations as of June 30, 2009, December 31, 2008 and June 30, 2008 are as follows:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008
Trade receivables	$—	$—	$470
Inventory	—	—	2,203
Other current assets	—	—	43,112

Current assets	$—	$—	$45,785

Accounts payable	$—	$—	$279
Other current liabilities	—	—	3,494

Current liabilities	$—	$—	$3,773

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS STRATEGY
We are a leading North American producer and marketer of nitrogen products made from natural gas. Terra is the largest producer of ammonia in the United States and the second largest producer in North America. We also operate production assets in Trinidad and the United Kingdom through joint venture agreements. Our six North American and our international production locations, along with a robust distribution capability, provide us with the ability to effectively serve key agricultural, industrial and environmental markets. Terra has an extensive history of operating as a public entity and managing complex corporate structures including master limited partnerships, joint ventures and corporate alliances. In fact, since the 1980’s, Terra has successfully integrated numerous large-scale value enhancing acquisitions that have contributed to our track record of strong cash flows over the business cycle.
Regarding the business cycle, the nitrogen products industry in which Terra operates has periods of oversupply during industry downturns that lead to capacity shutdowns or curtailments at the least cost-effective plants or at major import points such as the Gulf Coast. These shutdowns may be followed by supply shortages that result in higher selling prices and higher industry-wide production rates during any subsequent industry upturns. Higher selling prices can encourage capacity additions that ultimately lead to an oversupply of product, and the cycle repeats.
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
RECENT BUSINESS ENVIRONMENT
Demand
Short term demand for nitrogen products may remain constrained into the fall as retailers are anticipated to maintain low inventory levels. Dealers appear to be returning to the pre-2007 practice of utilizing all available inventory and clearing on-site material by the end of the planting season. Estimated ending corn stock levels as of the end of the 2009 planting season support an expected strong demand for corn in the spring of 2010. In addition, nitrogen demand is expected to benefit from the enactment of the 2010 Emission Standards of the 1990 Amendments to the Clean Air Act which requires diesel powered vehicles to achieve near-zero emissions of nitrogen oxides on January 1, 2010. In preparation of the new emission standard, truck manufacturing customers will utilize TerraCair Ultrapure® Diesel Exhaust Fluid (TerraCair DEF) for their Selective Catalytic Reduction (SCR) equipped vehicles during the second half of 2009.
An expected increase in long term demand for nitrogen products is supported by the global grain supply. The ending corn stock ratio for the 2009 planting season was estimated to be 15.8% by the USDA World Agriculture Supply and Demand Estimates (WASDE) June 2009 report, which is the second lowest level in 35 years. Historically, the corn ending stock ratio is approximately 30%. Pursuant to its June 2009 report, WASDE expects corn prices for 2009-2010 to increase to $3.90 — $4.70 per bushel, from $4.10 — $4.30 per bushel in 2008-2009. The expected increased demand for corn is supported by the expected increased demand for food, seed and industrial markets, increased ethanol demand and higher expected exports.
Supply
In an effort to maintain nitrogen inventory at acceptable levels, certain North American production has been curtailed. Imports have declined as a result of the sluggish demand due to poor import economics during the second quarter of 2009, removing 1.2 million tons of nitrogen from the U.S. supply system.

Natural Gas Costs
As a result of the economic slowdown, natural gas consumption has declined in the utility and industrial sectors, driving near term prices below $4 per MMBtu as of June 30, 2009.
The following is an average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	June 30,	September 30,	December 31,	March 31,	June 30,
(in $ per MMBtu)	2008	2008	2008	2009	2009

	$13.22	$7.90	$6.09	$4.69	$5.09
During the second quarter of 2009, natural gas prices decreased 61% from June 30, 2008. Generally, as customers place advance orders we secure the prices for the natural gas required to produce the inventory to satisfy these orders.
RESULTS OF OPERATIONS
Consolidated Results
We reported for the first half of 2009 net income of $110.5 million on revenues of $873.3 million compared with 2008 first half net income of $304.9 million on revenues of $1,417.8 million. The decrease in net income and revenue for the first half of 2009 is due to lower overall nitrogen prices, lower ammonia and UAN sales volumes, as well as lower equity earnings. Diluted income per share for the six months ended June 30, 2009 was $1.11 compared with $2.91 for the six months ended June 30, 2008.

The following table shows the results of operations for the three and six months ended June 30, 2009 and 2008 (certain percentages that are not considered to be meaningful are represented by NM):

	Three Months Ended		Quarter to Date		Six Months Ended		Year to Date
	June 30,		2009-2008		June 30,		2009-2008
(in millions except per share data)	2009	2008	Change	Percent	2009	2008	Change	Percent
Net sales	$453.5	$843.1	$(389.6)	-46%	$873.3	$1,417.8	$(544.5)	-38%
Cost of goods sold	296.7	547.1	(250.4)	-46%	639.6	954.1	(314.5)	-33%

Gross margin	156.8	296.0	(139.2)	-47%	233.7	463.7	(230.0)	-50%
Gross margin percentage	34.6%	35.1%	-0.5%	-2%	26.8%	32.7%	-5.9%	-18%
Selling, general and administrative expenses	13.9	27.2	(13.3)	-49%	32.5	39.9	(7.4)	-19%
Other operating expenses	12.6	—	12.6	100%	14.3	—	14.3	100%
Equity in earnings of North American affiliates	(1.5)	(16.5)	15.0	-91%	(4.8)	(29.8)	25.0	-84%

Income from operations	131.8	285.3	(153.5)	-54%	191.7	453.6	(261.9)	-58%
Interest income (expense), net	(5.6)	(1.2)	(4.4)	NM	(10.5)	0.1	(10.6)	NM

Income before income taxes, noncontrolling interest and equity earnings (loss) of GrowHow UK Limited	126.2	284.1	(157.9)	-56%	181.2	453.7	(272.5)	-60%
Income tax provision	(38.2)	(107.1)	68.9	-64%	(50.8)	(166.6)	115.8	-70%
Equity earnings (loss) of GrowHow UK Limited	1.9	37.6	(35.7)	NM	(2.5)	46.9	(49.4)	NM

Income from continuing operations, net of tax	89.9	214.6	(124.7)	-58%	127.9	334.0	(206.1)	-62%
Income from discontinued operations, net of tax	—	7.3	(7.3)	NM	—	7.5	(7.5)	NM

Net income before noncontrolling interest	89.9	221.9	(132.0)	-59%	127.9	341.5	(213.6)	-63%
Net income attributable to noncontrolling interest	(9.5)	(18.5)	9.0	-49%	(17.4)	(36.6)	19.2	-52%

Net income attributable to Terra Industries Inc.	$80.4	$203.4	$(123.0)	-60%	$110.5	$304.9	$(194.4)	-64%

Diluted earnings per share	$0.81	$1.94	(1.13)	-58%	$1.11	$2.91	(1.80)	-62%
Weighted average diluted shares outstanding	99,710	104,678	(4,968)	-5%	99,704	104,652	(4,948)	-5%
The following table shows sales volumes and prices and natural gas cost for the three months ended June 30, 2009 and 2008:

	2009		2008
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)
Ammonia	384	$367	547	$530
UAN — 32% basis	808	$243	1,099	$338
Urea(2)	75	$304	76	$450
Ammonium nitrate(3)	241	$193	269	$301
Natural gas cost(4)	—	$4.30	—	$8.77

(1)	After deducting $35.6 million and $45.2 million outbound freight costs for 2009 and 2008, respectively.

(2)	Urea sales volumes and prices include granular urea and urea solutions data.

(3)	Ammonium nitrate sales volumes and prices include agricultural grade AN, industrial grade AN and ammonium nitrate solution (ANS).

(4)
Per MMBtu. Includes all transportation and other logistical costs and any gains or losses on financial derivatives related to North American natural gas purchases. Net costs of derivatives for the second quarter of 2009 were $25.1 million. Excluding the impact of 2009 hedge costs, natural gas cost was $3.39 per MMBtu for the 2009 second quarter. The net benefit of derivatives for the second quarter of 2008 were $36.6 million.

The following table shows sales volumes and prices and natural gas costs for the six months ended June 30, 2009 and 2008:

	2009		2008
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)
Ammonia	765	$352	911	$503
UAN — 32% basis	1,434	$260	2,016	$314
Urea(2)	152	$313	135	$439
Ammonium nitrate(3)	408	$223	510	$288
Natural gas cost(4)	—	$5.68	—	$8.16

(1)	After deducting $70.3 million and $79.0 million outbound freight costs for 2009 and 2008, respectively.

(2)	Urea sales volumes and prices include granular urea and urea solutions data.

(3)	Ammonium nitrate sales volumes and prices include agricultural grade AN, industrial grade AN and ammonium nitrate solution (ANS).

(4)
Per MMBtu. Includes all transportation and other logistical costs and any gains or losses on financial derivatives related to North American natural gas purchases. Net costs of derivatives for the first half of 2009 were $98.0 million. Excluding the impact of 2009 hedge costs, natural gas cost was $3.73 per MMBtu for the 2009 first half. The net benefit of derivatives for the first half of 2008 were $44.1 million.

RESULTS OF OPERATIONS — QUARTER ENDED JUNE 30, 2009 COMPARED WITH QUARTER ENDED JUNE 30, 2008
Our net sales for the second quarter of 2009 were $453.5 million, a decline of $389.6 million or 46% from the second quarter of 2008 net sales of $843.1 million. The decline was primarily due to an overall decline in product price of approximately 30% ($182.3 million) and a decline in UAN and ammonia sales volumes of 26% and 30% (aggregate $207.3 million), respectively. During the second quarter of 2009 growers faced inclement weather early in the quarter which limited pre-plant fertilizer application. Demand recovered for side-dressing ammonia application at the end of the quarter. The supply channel also maintained the carryover of inventory from purchases made in the prior year. The significant decrease in volumes as compared to the second quarter of 2008 is also partially due to dealers purchasing for application and future fill during the second quarter of 2008. As the market has corrected for this, the sales volumes decreased in the current quarter.
As a result of decreased demand in the second quarter, aggregate production rates were reduced to 90% and a planned curtailment of the Donaldsonville, Louisiana facility started July 1, 2009. During the second quarter of 2009 our Woodward, Oklahoma facility was in turnaround, which was extended due to mechanical issues. The fixed costs associated with the facility being offline were $4.9 million during the second quarter of 2009.
Our gross margin was $156.8 million in the second quarter of 2009 compared to $296.0 million in the second quarter of 2008. Gross margin decreased slightly as a percentage of sales to 34.6% from 35.1%. The gross margin percentage includes a 51% decrease in natural gas costs for the second quarter of 2009. The second quarter natural gas unit costs, net of forward pricing gains and losses, declined from $8.77 per MMBtu in 2008 to $4.30 per MMBtu in 2009. The decrease in natural gas cost was offset by aggregate reductions in product pricing of $182.3 million and a margin impact of $36.6 million due to the decrease in sales volumes.
We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for the second quarter of 2009 was $25.1 million as compared to the net benefit of derivatives for the second quarter of 2008 of $36.6 million. Excluding the impact of the hedge cost, natural gas cost was $3.39 per MMBtu in the second quarter of 2009.

Selling, General and Administrative Costs and Other Operating Expenses
Selling, general and administrative (SG&A) costs decreased $13.3 million in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a decrease in short- and long-term performance based incentive compensation expense and a decrease in contracted services. Other operating expenses of $12.6 million represents costs associated with the unsolicited exchange offer by CF.
Equity Earnings of Unconsolidated Affiliates — North America
We recorded income of $1.5 million from our North American equity investments in the second quarter of 2009 as compared to $16.5 million in the second quarter of 2008. In addition, we also received cash distributions of $12.4 million from our North American equity investments in 2009 as compared to $21.0 million in 2008. The decrease in the second quarter results is primarily due to the decrease in Gulf ammonia pricing which affects the results of our Point Lisas facility, as compared to the second quarter of 2008.
Equity Earnings of Unconsolidated Affiliates — GrowHow
We recorded income of $1.9 million from GrowHow for the second quarter ended June 30, 2009 as compared to income of $37.6 million for the quarter ended June 30, 2008. The decrease was attributed to a decrease in sales volumes and prices of 36% and 27%, respectively. As a result of the decrease in agricultural and industrial demand, during the second quarter of 2009, GrowHow operated its ammonia plants on a reduced schedule. During the second quarter of 2009, we received balancing consideration and other payments from GrowHow of $2.7 million.
Noncontrolling Interests
Noncontrolling interest represents third-party interests in the earnings of the publicly held common units of TNCLP. The 2009 and 2008 amounts are directly related to TNCLP earnings and losses. During the first quarter of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The current quarter noncontrolling interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $5.5 million for the quarter ended June 30, 2009, as compared to $13.6 million for the quarter ended June 30, 2008.
Income Taxes
Our income tax expense for the second quarter of 2009 and 2008 was $38.2 million and $107.1 million, respectively, and was based on the estimated effective tax rate for the individual jurisdictions in which we operate. The estimated annual effective tax rates were 32.2% and 35.3% in the quarters ended June 30, 2009 and 2008, respectively. The 2009 estimated annual effective tax rate reflects benefits related to the reorganization of Terra’s subsidiary ownership structure for its international operations during the fourth quarter 2008, and expected utilization of state and federal tax credits.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008
Our net sales for the first six months of 2009 were $873.3 million, a decline of $544.5 million or 38% from the first six months of 2008 net sales of $1,417.8 million. The decline was primarily due to a 29% and 16% decline in UAN and ammonia sales volumes (aggregate $310.0 million), respectively, and the decrease of 17% and 30% in UAN and ammonia sales prices (aggregate $234.5 million), respectively.
Our gross margin was $233.7 million in the first half of 2009 compared to $463.7 million in the first half of 2008, and decreased as a percentage of sales to 26.8% from 32.7%. The gross margin percentage movement reflects a 31% decrease in natural gas costs. The first half of 2009 natural gas unit costs, net of forward pricing gains and losses, decreased from $8.16 per MMBtu in 2008 to $5.68 per MMBtu in 2009. The decrease in natural gas cost was offset by aggregate reductions in product pricing of $234.5 million and a margin impact of $51.0 million due to the decrease in sales volumes.
We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for the first half of 2009 was $98.0 million as compared to the net benefit of derivatives for the first half of 2008 of $44.1 million. Excluding the impact of the hedge cost, natural gas cost was $3.73 per MMBtu in the first half of 2009.
Selling, General and Administrative Costs and Other Operating Expenses
Selling, general and administrative costs decreased $7.4 million in the first six months of 2009 compared to the first six months of 2008 primarily due to a decrease in short-term performance based incentive compensation expense, long-term share-based compensation expense, contracted services and a reduction in self-insurance costs. Other operating expenses of $14.3 million represents costs associated with the unsolicited exchange offer by CF, of which $1.7 million was previously reported in SG&A in the first quarter of 2009.
Equity Earnings of Unconsolidated Affiliates — North America
We recorded income of $4.8 million from our North American equity investments in the first six months of 2009 as compared to $29.8 million in the first six months of 2008. In addition, we also received cash distributions of $20.6 million from our North American equity investments in 2009 as compared to $40.9 in 2008. The decrease in the first half results is primarily due to the decrease in Gulf ammonia pricing which affects the results of our Point Lisas facility, as compared to the first half of 2008.
Equity Earnings of Unconsolidated Affiliates — GrowHow
We recorded a loss of $2.5 million from GrowHow for the first half ended June 30, 2009 as compared to income of $46.9 million for the first half ended June 30, 2008. The decrease is primarily due to a 54% decrease in sales volumes, partially offset by a 51% decrease in natural gas cost and a 12% increase in sales price in the first half of 2009 compared to the first half of 2008. During the first half of 2009, we received balancing consideration and other payments from GrowHow of $7.9 million in the first half of 2009.

Noncontrolling Interests
Noncontrolling interest represents third-party interests in the earnings of the publicly held common units of TNCLP. The 2009 and 2008 amounts are directly related to TNCLP earnings and losses. During the first half of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The current half noncontrolling interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $9.4 million for the six months ended June 30, 2009, as compared to $15.6 million for the six months ended June 30, 2008.
Income Taxes
Our income tax expense for the first half of 2009 and 2008 was $50.8 million and $166.6 million, respectively, and was based on the estimated effective tax rate for the individual jurisdictions in which we operate. The estimated annual effective tax rates were 31.5% and 35.9% in the six months ended June 30, 2009 and 2008, respectively. The 2009 estimated annual effective tax rate reflects benefits related to the reorganization of Terra’s subsidiary ownership structure for its international operations during the fourth quarter 2008, and expected utilization of state and federal tax credits.
LIQUIDITY AND CAPITAL RESOURCES
Our primary uses of cash and cash equivalents were to fund our working capital requirements, make payments for plant turnarounds and capital expenditures, common stock dividends and make distributions to noncontrolling interests. The principal sources of funds were cash flows from operations and funds received from GrowHow, our 50% owned joint venture, and distributions received from our North American equity investments. Cash and cash equivalents were $1,002 million at June 30, 2009. During the first half of 2009 cash and cash equivalents increased $34.9 million.
Cash Flows
The following table summarized our cash flows from operating, investing and financing activities for the six month period ended June 30, 2009 and 2008:

	Six Months Ended June 30,
($in millions)	2009	2008
Operating activities	$127.5	$111.0
Investing activities	(46.4)	1.0
Financing activities	(44.8)	(58.2)
Effect of exchange rate changes on cash	(1.4)	—

Increase in cash and cash equivalents	$34.9	$53.8

Operating Activities
Our cash flows from operating activities were $127.5 million during the first half of 2009. The $127.5 million is comprised of $190.1 million from operations offset by $62.6 million from changes in our working capital accounts. The $190.1 million includes $110.5 million of net income, adjusted for non-cash expenses. The significant non-cash expenses incurred include $41.6 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs, $8.6 million of share-based compensation, and $17.4 million of noncontrolling interest in earnings.

Included in the June 30, 2009 cash and cash equivalents balance of $1,002 million is $27.8 million of customer prepayments for the selling price and delivery costs of products that we expect to ship during the second half of 2009, as compared to the June 30, 2008 cash and cash equivalents balance of $752.0 million which included $91.6 million of customer prepayments.
Investing Activities
Our investing activities used cash of $46.4 million during the first half of 2009. The primary use of cash was related to $50.9 million of property, plant and equipment purchases for our operations and $15.1 million for turnaround activities. The primary sources of cash were related to the $7.9 million balancing consideration and other payments received from GrowHow. We also received $11.6 million in distributions from our North American equity investments above the equity earnings.
Financing Activities
Our financing activities used cash of $44.8 million during the first half of 2009. The primary use of cash related to $23.4 of distributions to the noncontrolling interest holders of TNCLP and common stock dividends of $19.9 million.
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
At June 30, 2009, there were no outstanding revolving credit borrowings and there were $8.0 million in outstanding letters of credit, resulting in borrowing availability of approximately $192.0 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30 million. The facilities also require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the facilities) for the preceding four quarters. The facilities also require that there be no change of control related to Terra, such that no individual or group acquires more than 35% of the outstanding voting shares of Terra. Such change of control would constitute an event of default under the facilities.
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
Based on our June 30, 2009 financial position and the current market conditions for our financial products and for natural gas, we anticipate that we will be able to comply with our covenants through 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2008 provides more information as to the types of practices and instruments used to manage risk. There were no material changes in our use of financial instruments during the quarter ended June 30, 2009.
Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2009 are approximately 113 billion cubic feet (BCF). We have hedged 15% of our expected North American requirements for the next twelve months. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and our computations. These instruments and other natural gas positions fixed natural gas prices at $6.1 million (including $4.6 million included in accumulated other comprehensive loss) more than published prices for June 30, 2009 forward markets.
There were no material changes outside the ordinary course of business to Terra’s contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2008
ITEM 4. CONTROLS AND PROCEDURES
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
ITEM 1A. RISK FACTORS
There were no significant changes in our risk factors during the first six months of 2009 as compared to the risk factors identified in our 2008 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 3.1	Amendment No. 1 to the Amended and Restated Bylaws of Terra Industries Inc., filed as Exhibit 3.1 to Terra Industries Inc.’s Form 8-K dated April 14, 2009, is incorporated herein by reference.

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: July 24, 2009	/s/ Daniel D. Greenwell Daniel D. Greenwell
Senior Vice President and Chief Financial Officer and a duly authorized signatory (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith