Form 10-Q
period 2009-09-30
TERRA INDUSTRIES INC
filed 2009-11-06
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
At the close of business on November 4, 2009 the following shares of the registrant’s stock were outstanding:

Common Shares, without par value	99,825,840 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TERRA INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2009	2008	2008
Assets
Cash and cash equivalents	$1,000,810	$966,700	$680,666
Accounts receivable, less allowance for doubtful accounts of $1,378, $290 and $316	103,862	130,390	235,587
Inventories, net	110,943	197,091	175,920
Margin deposits with derivative counterparties	—	36,945	132,058
Other current assets	68,901	61,338	62,193
Current assets of discontinued operations	—	—	45,607

Total current assets	1,284,516	1,392,464	1,322,031

Property, plant and equipment, net	435,442	403,313	407,037
Equity method investments	253,386	270,915	382,606
Deferred plant turnaround costs, net	28,000	23,467	29,303
Other assets	30,034	22,858	31,965

Total assets	$2,031,378	$2,113,017	$2,182,942

Liabilities
Accounts payable	$70,909	$99,893	$124,138
Customer prepayments	40,882	111,592	195,039
Derivative hedge liabilities	2,382	125,925	218,652
Accrued and other current liabilities	62,172	127,770	113,042
Current liabilities of discontinued operations	—	—	2,749

Total current liabilities	176,345	465,180	653,620

Long-term debt	330,000	330,000	330,000
Deferred taxes	82,735	61,443	53,135
Pension liabilities	7,648	9,170	10,018
Other liabilities	81,786	78,553	78,779

Total liabilities	678,514	944,346	1,125,552

Preferred Shares — liquidation value of $500; $1,600 and $2,100	483	1,544	2,027

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 99,826; 99,330 and 102,081 shares outstanding	152,787	152,111	154,866
Paid-in capital	584,556	579,164	625,058
Accumulated other comprehensive loss	(114,741)	(175,529)	(174,183)
Retained earnings	633,999	507,299	353,590

Total common stockholders’ equity	1,256,601	1,063,045	959,331
Noncontrolling interest	95,780	104,082	96,032

Total equity	1,352,381	1,167,127	1,055,363

Total liabilities and equity	$2,031,378	$2,113,017	$2,182,942

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Product revenues	$345,779	$788,272	$1,216,480	$2,198,398
Other income	1,267	1,942	3,822	9,617

Total revenues	347,046	790,214	1,220,302	2,208,015

Cost and Expenses
Cost of sales	281,621	578,310	921,268	1,532,369
Selling, general and administrative expenses	17,300	18,301	49,774	58,238
Other operating expenses	—	—	14,260	—
Equity earnings of North American affiliates	(6,106)	(15,857)	(10,880)	(45,665)

Total cost and expenses	292,815	580,754	974,422	1,544,942

Income from operations	54,231	209,460	245,880	663,073
Interest income	725	5,409	3,700	19,330
Interest expense	(6,762)	(6,773)	(20,247)	(20,587)

Income before income taxes, noncontrolling interest and equity earnings of GrowHow UK Limited	48,194	208,096	229,333	661,816
Income tax provision	(5,049)	(63,169)	(55,849)	(229,742)
Equity earnings of GrowHow UK Limited	4,945	42,091	2,457	88,986

Income from continuing operations, net of tax	48,090	187,018	175,941	521,060
Income from discontinued operations, net of tax	810	141	810	7,612

Net income before noncontrolling interest	48,900	187,159	176,751	528,672
Less: Net income attributable to the noncontrolling interest	2,972	15,748	20,354	52,369

Net income attributable to Terra Industries Inc.	$45,928	$171,411	$156,397	$476,303

Amounts attributable to Terra Industries Inc. common stockholders:
Income from continuing operations, net of tax	$45,118	$171,270	$155,587	$468,691
Income from discontinued operations, net of tax	810	141	810	7,612
Less: Inducement payment of preferred stock conversion	—	5,248	—	5,248
Less: Preferred share dividends	17	1,275	51	3,825

Net income attributable to Terra Industries Inc. common stockholders	$45,911	$164,888	$156,346	$467,230

Basic income per common share attributable to Terra Industries Inc. common stockholders:
Continuing operations	$0.46	$1.75	$1.57	$5.01
Discontinued operations	0.01	—	0.01	0.08

Basic income per common share	$0.47	$1.75	$1.58	$5.09

Diluted income per common share attributable to Terra Industries Inc. common shareholders
Continuing operations	$0.45	$1.64	$1.56	$4.47
Discontinued operations	0.01	—	0.01	0.07

Diluted income per common share	$0.46	$1.64	$1.57	$4.54

Weighted average shares outstanding:
Basic	99,465	94,259	99,305	91,821
Diluted	100,029	104,605	99,956	104,851
See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income before noncontrolling interest	$176,751	$528,672
Income from discontinued operations, net of tax	810	7,612

Income from continuing operations, net of tax	175,941	521,060
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	63,127	58,406
Loss on sale of property, plant and equipment	800	2,235
Deferred income taxes	(6,972)	(51,772)
Distributions in excess of equity earnings of North American affiliates	2,513	2,524
Equity earnings of GrowHow UK Limited	(2,457)	(88,986)
Non-cash gain on derivatives	(1,224)	(1,610)
Share-based compensation	13,408	10,333
Amortization of intangible and other assets	6,866	6,193
Changes in operating assets and liabilities:
Accounts receivable	28,765	(65,639)
Inventories	88,573	(42,221)
Accounts payable and customer prepayments	(102,062)	(90,559)
Margin deposits with derivative counterparties	36,945	(131,420)
Other assets and liabilities, net	(138,152)	67,471

Net cash flows from operating activities — continuing operations	166,071	196,015
Net cash flows from operating activities — discontinued operations	810	9,439

Net cash flows from operating activities	166,881	205,454

Investing Activities
Capital expenditures and plant turnaround expenditures	(95,679)	(70,123)
Proceeds from sale of property, plant and equipment	101	1,660
Distributions received from North American affiliates	11,682	7,196
Contribution settlement received from GrowHow UK Limited	—	27,427
Balancing consideration and other payments from GrowHow UK Limited	18,700	—

Net cash flows from investing activities	(65,196)	(33,840)

Financing Activities
Preferred share dividends paid	(51)	(3,825)
Inducement payment to preferred stockholders	—	(5,248)
Common stock dividends paid	(29,912)	(18,299)
Common stock issuances and vestings	(7,213)	(9,839)
Excess tax benefits from equity compensation plans	6,304	12,122
Payments under share repurchase program	—	(107,500)
Distributions to noncontrolling interests	(33,631)	(56,642)

Net cash flows from financing activities	(64,503)	(189,231)

Effect of exchange rate changes on cash	(3,072)	45

Increase (decrease) to cash and cash equivalents	34,110	(17,572)
Cash and cash equivalents at beginning of period	966,700	698,238

Cash and cash equivalents at end of period	$1,000,810	$680,666

Consolidated Statements of Cash Flows (continued)

	Nine Months Ended
	September 30,
	2009	2008
Supplemental cash flow information:
Interest paid	$23,958	$23,975
Income tax refunds received	791	206
Income taxes paid	141,895	197,239
Supplemental schedule of non-cash investing and financing activities:
Conversion of warrants to common stock	$—	$2,496
Supplemental schedule of distributions received from unconsolidated affiliates:
Contribution settlement payments, balancing consideration and other payments received from GrowHow UK Limited	$18,700	$27,427
Distributions received from North American affiliates	11,682	7,196
Equity in earnings of North American affiliates	10,880	45,665
Distributions in excess of equity earnings from North American affiliates	2,513	2,524

Total cash distributions received from unconsolidated affiliates	$43,775	$82,812

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands)
(unaudited)

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
	Stock	Capital	Loss	Interest	Earnings	Total	Income
Balance at January 1, 2009	$152,111	$579,164	$(175,529)	$104,082	$507,299	$1,167,127
Comprehensive income (loss):
Net income	—	—	—	20,354	156,397	176,751	$176,751
Foreign currency translation adjustment	—	—	24,491	—	—	24,491	24,491
Change in fair value of derivatives, net of taxes of $25,987	—	—	36,297	4,975	—	41,272	41,272

Comprehensive income before noncontrolling interest	—	—	—	—	—		242,514
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	(25,329)

Comprehensive income attributable to Terra Industries Inc.							$217,185

Distributions to noncontrolling interest	—	—	—	(33,631)	—	(33,631)
Preferred share dividends	—	—	—	—	(51)	(51)
Preferred share conversion	110	951	—	—	—	1,061
Common stock dividends	—	—	—	—	(29,912)	(29,912)
Excess tax benefit	—	6,304	—	—	—	6,304
Net vested stock	566	(7,779)	—	—	—	(7,213)
Share-based compensation	—	5,916	—	—	—	5,916
Other	—	—	—	—	266	266

Balance September 30, 2009	$152,787	$584,556	$(114,741)	$95,780	$633,999	$1,352,381

			Accumulated		(Accumulated
			Other		Deficit)
	Common	Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
	Stock	Capital	Loss	Interest	Earnings	Total	Income
Balance at January 1, 2008	$142,170	$618,874	$(44,180)	$108,581	$(95,341)	$730,104
Comprehensive income (loss):
Net income	—	—	—	52,369	476,303	528,672	$528,672
Foreign currency translation adjustment	—	—	(30,356)	—	—	(30,356)	(30,356)
Change in fair value of derivatives, net of taxes of $69,651	—	—	(99,647)	(8,276)	—	(107,923)	(107,923)

Comprehensive income before noncontrolling interest							390,393
Comprehensive income attributable to noncontrolling interest							(44,093)

Comprehensive income attributable to Terra Industries Inc.							$346,300

Distributions to noncontrolling interest	—	—	—	(56,642)	—	(56,642)
Preferred share dividends	—	—	—	—	(3,825)	(3,825)
Inducement of preferred stock	11,837	101,936	—	—	(5,248)	108,525
Common stock dividends	—	—	—	—	(18,299)	(18,299)
Shares purchased and retired under the share repurchase program	(2,588)	(104,912)	—	—	—	(107,500)
Exercise of stock options	11	23	—	—	—	34
Net vested stock	475	(12,897)	—	—	—	(12,422)
Net conversion of warrants	2,961	(413)	—	—	—	2,548
Share-based compensation	—	7,844	—	—	—	7,844
Excess tax benefit	—	14,603	—	—	—	14,603

Balance September 30, 2008	$154,866	$625,058	$(174,183)	$96,032	$353,590	$1,055,363

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Background and Basis of Presentation
Terra Industries Inc. together with its subsidiaries (Terra, we, our, or us) is a leading North American producer and marketer of nitrogen products made from natural gas. We also operate production assets in Trinidad, and the United Kingdom, through joint venture agreements. Our six North American and our international production locations, along with a robust distribution capability, provide us with the ability to effectively serve key agricultural, industrial and environmental markets. Our principal products are anhydrous ammonia (ammonia), ammonium nitrate solutions (UAN), ammonium nitrate (AN), and urea. Our principal customers are national agricultural retail chains, farm cooperatives, independent dealers and industrial customers. We operate in one principal industry segment—Nitrogen Products, which is based upon the guidance provided in the Segment Reporting topic of the Financial Accounting Standards Board (FASB) Accounting Standard Codification (Codification). As a wholesale nitrogen producer, we do not report industry segments in a separate disclosure because our only reportable industry segment is nitrogen.
The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our 2008 Annual Report on Form 10-K (Items 6, 7 and 8 of our 2008 Annual Report on Form 10-K have been updated by the Current Report on Form 8-K filed with the SEC on September 30, 2009).
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
2. New Accounting Pronouncements
We adopted the provisions of the FASB Statement on Generally Accepted Accounting Principles (GAAP) relating to the Codification on July 1, 2009. This Statement establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (EITF) Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB Statement on Business Combinations was effective for us for business combinations with the acquisition date on or after January 1, 2009. This Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this Statement will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The adoption did not have an impact on our consolidated financial position results of operations or cash flows.
We adopted the provisions of the FASB Statement on Consolidations relating to the accounting for noncontrolling interests on January 1, 2009. This Statement amends the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies the definition and classification of a noncontrolling interest, revises the presentation of noncontrolling interests in the consolidated income statement, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated. This Statement also required expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The required changes in presentation have been reflected in the consolidated balance sheets, statements of operations, and statements of cash flows and in the notes to the consolidated financial statements, where applicable.
We adopted the provisions of the FASB Statement on disclosures relating to Derivatives and Hedging on January 1, 2009. This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. These disclosures are included in Note 6 herein.
We adopted the provisions of the EITF guidance relating to Earnings Per Share on January 1, 2009. The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
We adopted the provisions of the FASB Staff Position (FSP) relating to Fair Value Measurements and Disclosures, as of April 1, 2009. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
We adopted the provisions of a FSP relating to Investments on January 1, 2009. This FSP amends the other-than-temporary recognition guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security, and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

We adopted the provisions of a FSP on Financial Instruments, as of April 1, 2009. This FSP required disclosures about fair value of all financial instruments for interim reporting periods. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We have included the additional disclosure information in Note 7 herein.
In June 2009, the FASB issued a Statement on Subsequent Events. This Statement provides authoritative accounting literature and disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. This Statement is effective for us for the periods ended on and after June 30, 2009. We have evaluated subsequent events through November 6, 2009, which is the date of our Form 10-Q filing. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have included a subsequent events disclosure in Note 19 herein.
In December 2008, the FASB issued an FSP on Compensation, which amends previous guidance to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows. These new disclosures will be required for us beginning in our Form 10-K for the 2009 fiscal year.
In June 2009, the FASB issued a Statement on Transfers and Servicing, an amendment of previous authoritative guidance. The most significant amendments resulting from this Statement consist of the removal of the concept of a qualifying special-purpose entity (SPE) from previous authoritative guidance, and the elimination of the exception for qualifying SPEs from the Consolidation guidance regarding variable interest entities. This Statement is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.
In June 2009, the FASB issued a Statement which amends the previous Consolidations guidance regarding variable interest entities and addresses the effects of eliminating the qualifying special-purpose entity concept from the guidance on Transfers and Servicing. This Statement responds to concerns about the application of certain key provisions of the previous guidance on Consolidations regarding variable interest entities, including concerns over the transparency of enterprises’ involvement with variable interest entities. This Statement is effective for us January 1, 2010 and we are currently assessing the impact this Statement will have on our financial statements.
In September 2009, the EITF issued guidance relating to Revenue Recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011 and we are currently assessing the impact this Statement will have on our financial statements.

3. Unsolicited Proposals for a Business Combination by CF Industries Holdings, Inc.
On January 15, 2009, CF Industries Holdings, Inc. (CF) presented a letter to our Board of Directors proposing CF’s acquisition of Terra in an all-stock transaction. Terra’s Board of Directors rejected the proposal on the grounds that it was not in the best interests of Terra or its stockholders and substantially undervalued the Company. CF subsequently announced that it remained committed to the proposal, and on February 3, 2009, announced that it would nominate three director candidates to Terra’s Board and commence an exchange offer for all of Terra’s outstanding common shares.
On February 23, 2009, CF announced that it had commenced an unsolicited exchange offer to acquire all of the outstanding common shares of Terra at a fixed exchange ratio of 0.4235 of a CF common share for each Terra common share. In response, Terra’s Board of Directors announced on February 23, 2009, that it would review and consider CF’s exchange offer and make a formal recommendation to stockholders within ten business days, and further advised Terra’s stockholders to take no action pending the review of the proposed exchange offer by Terra’s Board. On March 3, 2009, Terra’s Board of Directors unanimously concluded that CF’s offer did not present a compelling case to create additional value for the stockholders of either Terra or CF, substantially undervalues Terra on both an absolute basis and relative to CF and is not in the best interests of Terra and its stockholders.
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
On March 23, 2009, CF sent a letter to Terra’s Board of Directors stating CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of an exchange ratio based on $30.50 for each Terra common share, with an exchange ratio of not less than 0.4129 of a CF common share and not more than 0.4539 of a CF common share, the same collar as CF’s proposal of March 9, 2009. On March 24, 2009, Terra’s Board of Directors unanimously concluded CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF and would deliver less value to Terra’s stockholders than would owning Terra on a stand-alone basis.
On August 5, 2009, CF sent a letter to Terra’s Board of Directors reaffirming CF’s intent to pursue a business combination with Terra and stating that CF would be prepared to enter into a negotiated merger agreement with Terra on the basis of a fixed exchange ratio of 0.465 of a CF common share for each Terra common share, and the return of at least $1 billion of cash to stockholders of the combined company and the distribution to only CF’s stockholders prior to the merger of certain contingent future shares. On August 25, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF and would deliver less value to Terra’s stockholders than would owning Terra on a stand-alone basis.

On August 31, 2009, CF announced that its unsolicited exchange offer to acquire all of the outstanding common shares of Terra had expired and would not be extended. No Terra common shares were purchased by CF pursuant to the exchange offer.
On September 9, 2009, CF delivered a notice to Terra resubmitting CF’s slate of three nominees for election to Terra’s Board at Terra’s 2009 annual meeting of stockholders.
On September 28, 2009, CF announced that it had acquired 6,985,048 common shares, or approximately 7%, of Terra in the open market at a cost of approximately $247 million. CF also announced that it had sent a merger agreement to Terra, which included a fixed exchange ratio of 0.465 of a CF common share for each Terra common share (such exchange ratio to be adjusted upon the declaration by Terra of its proposed $7.50 per common share special cash dividend) and the distribution to only CF’s stockholders prior to the merger of certain contingent future shares. On September 30, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal continues to run counter to Terra’s strategic objectives, substantially undervalues Terra both absolutely and relative to CF and would deliver less value to Terra’s stockholders than would owning Terra on a stand-alone basis.
On November 1, 2009, CF sent a letter to Terra’s Board of Directors reaffirming CF’s intent to pursue a business combination with Terra and stating that CF would be prepared to enter into a negotiated merger agreement with Terra to acquire Terra for $32.00 in cash (reduced by the $7.50 per share special dividend declared by Terra) and 0.1034 of a CF common share for each Terra common share. On November 3, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal is inadequate, opportunistic and not in the best interests of Terra and its stockholders.
For the three month period ended September 30, 2009, Terra did not incur any additional defense costs related to CF’s unsolicited business proposals. For the nine month period ended September 30, 2009, Terra incurred defense costs of $14.3 million related to CF’s unsolicited business proposals.
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

The following table provides a reconciliation between basic and diluted income per share attributable to Terra Industries Inc. for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic income per common share attributable to Terra Industries Inc.:
Income from continuing operations	$45,118	$171,270	$155,587	$468,691
Less: Preferred share dividends	(17)	(1,275)	(51)	(3,825)
Inducement of preferred shares	—	(5,248)	—	(5,248)

Income from continuing operations available to common stockholders	45,101	164,747	155,536	459,618
Income from discontinued operations available to common stockholders	810	141	810	7,612

Income available to common stockholders	$45,911	$164,888	$156,346	$467,230

Weighted average shares outstanding	99,465	94,259	99,305	91,821

Income per share — continuing operations	$0.46	$1.75	$1.57	$5.01
Income per share — discontinued operations	0.01	—	0.01	0.08

Net income per share	$0.47	$1.75	$1.58	$5.09

Diluted income per common share attributable to Terra Industries Inc.:
Income from continuing operations available to common stockholders	$45,101	$164,747	$155,536	$459,618
Add: Preferred share dividends	17	1,275	51	3,825
Inducement of preferred shares	—	5,248	—	5,248

Income available to common stockholders and assumed conversions	$45,118	$171,270	$155,587	$468,691

Weighted average shares outstanding	99,465	94,259	99,305	91,821
Add incremental shares from assumed conversions:
Preferred shares	143	8,188	155	10,752
Non vested stock	421	566	496	581
Common stock warrants	—	1,592	—	1,696
Common stock options	—	—	—	1

Dilutive potential common shares	100,029	104,605	99,956	104,851

Income per share — continuing operations	$0.45	$1.64	$1.56	$4.47
Income per share — discontinued operations	0.01	—	0.01	0.07

Net income per share	$0.46	$1.64	$1.57	$4.54

5. Inventories, net
Inventories consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Raw materials	$54,215	$17,805	$18,269
Supplies	36,736	33,825	33,570
Finished goods	19,992	145,461	124,081

Total	$110,943	$197,091	$175,920

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
To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of September 30, 2009, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.
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
As of September 30, 2009 and 2008, we had open derivative contracts of 14.7 million MMBtus and 42.4 million MMBtus, respectively, of natural gas.

The following summarizes the gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are categorized as commodity derivatives.

Asset Derivatives(a)
		September 30,	December 31,	September 30,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Other current assets	$8,869	$25,773	$30,685

Liability Derivatives(a)
		September 30,	December 31,	September 30,
Derivative Instrument	Location	2009	2008	2008
Commodity Derivatives	Derivative hedge liabilities	$(2,382)	$(125,925)	$ (218,652)

(a)
Amounts are disclosed at gross fair value as required by the Derivative and Hedging topic of the FASB Accounting Standards Codification. All of our commodity derivatives are designated as cash flow hedging instruments. See Notes 1 and 5 to our audited consolidated financial statements included on our 2008 Annual Report on Form 10-K for additional information on our overall risk management strategies. The deferred taxes related to these commodity derivatives for the periods ended September 30, 2009, December 31, 2008 and September 30, 2008 were $(0.8) million, $25.2 million and $72.7 million, respectively.

Certain derivatives outstanding at September 30, 2009 and 2008, which settled during October 2009 and October 2008, respectively, are included in the position of open natural gas derivatives in the table above. The October 2009 derivatives settled for an approximate $0.5 million gain compared to the October 2008 derivatives which settled for an approximate $42.2 million loss. Substantially all material open derivatives at September 30, 2009 will settle during the next twelve months.
We are required to maintain certain margin deposits on account with derivative counterparties. At September 30, 2009, we had no margin deposits with derivative counterparties, which are reported as “Margin deposits with derivative counterparties” on the Consolidated Statements of Financial Position. At December 31, 2008 and September 30, 2008, we had margin deposits with derivative counterparties of $36.9 million and $132.1 million, respectively.
At September 30, 2009 and 2008, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $1.5 million charge and $3.6 million charge to cost of sales, respectively. At September 30, 2009 and 2008, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, recorded a $2.7 million credit and a $5.2 million credit, respectively, to cost of sales.
The effective portion of gains and losses on derivative contracts that qualify for hedge treatment are carried as accumulated other comprehensive income (loss) (AOCI) and credited or charged to cost of sales in the month in which the hedged transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions’ fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. All of our commodity derivatives are designated as cash flow hedging instruments. See Notes 1 and 5 to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K for additional information on our overall risk management strategies.

The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008.

Three Months Ended
			Amount of Gain (Loss)
Amount of Gain (Loss)		Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income (b)
Sept 30,	Sept 30,	from AOCI into	Sept 30,	Sept 30,	Location of Gain (Loss)	Sept 30,	Sept 30,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(2,959)	$(226,284)	Cost of Sales	$(9,501)	$(27,055)	Cost of Sales	$1,224	$1,608

Nine Months Ended
			Amount of Gain (Loss)
Amount of Gain		(Loss) Location of Gain	Reclassified from AOCI			Amount of Gain (Loss)
Recognized in OCI		(Loss) Reclassified	into Income			Recognized in Income (b)
Sept 30,	Sept 30,	from AOCI into	Sept 30,	Sept 30,	Location of Gain (Loss)	Sept 30,	Sept 30,
2009	2008	Income (a)	2009	2008	Recognized in Income (b)	2009	2008
$(40,268)	$(194,585)	Cost of Sales	$(107,527)	$17,011	Cost of Sales	$1,224	$1,608

(a)	Effective portion of gain (loss)

(b)
The amount of gain or (loss) recognized in income represents $(1.5) million and $(3.6) million related to the ineffective portion of the hedging relationships and $2.7 million and $5.2 million related to the amount excluded from the assessment of hedge effectiveness.

Approximately $2.0 million of the net accumulated gain at September 30, 2009 will be reclassified into earnings during the next twelve months as compared to $186.2 million of the net accumulated loss at September 30, 2008.
At times, we also use forward derivative instruments, such as nitrogen solution contracts, to fix or set floor prices for a portion of our nitrogen sales volumes. At September 30, 2009, we had open nitrogen solution contracts. When outstanding, the nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For both the three and nine month periods ending September 30, 2009, we recognized an unrealized loss of less than $0.1 million on nitrogen forward derivative instruments. For the three and nine month periods ending September 30, 2008, there were no gains or losses on nitrogen forward derivative instruments.
7. Fair Value Measurements
The Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification establishes a three level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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
We evaluated our assets and liabilities to determine which items should be disclosed according to the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification. We currently measure our money market funds and derivative contracts on a recurring basis at fair value. The fair value of our money market fund investments was determined based on quoted prices in active markets for identical assets. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified as level 2 as a significant other observable input in the disclosure hierarchy framework as defined by the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification. Our gas derivative contracts, which are classified as a level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the NYMEX, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the quarter ended September 30, 2009.
The following table summarizes the valuation of Terra’s assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of September 30, 2009:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$785,482	$—	$—
Derivative contracts	—	8,869	—

Total	$785,482	$8,869	$—

Liabilities
Derivative contracts	$—	$(2,382)	$—

Total	$—	$(2,382)	$—

The following table summarizes the valuation of Terra’s assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$755,501	$	$—
Derivative contracts	—	25,773	—

Total	$755,501	$25,773	$—

Liabilities
Derivative contracts	$—	$(125,925)	$—

Total	$—	$(125,925)	$—

The following table summarizes the valuation of Terra’s assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels of September 30, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$491,534	$—	$—
Derivative contracts	—	30,685	—

Total	$491,534	$30,685	$—

Liabilities
Derivative contracts	$—	$(218,652)	$—

Total	$—	$(218,652)	$—

The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments as of September 30, 2009 and 2008.

	September 30,		September 30,
	2009		2008
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$1,000,810	$1,000,810	$680,666	$680,666
Financial Liabilities
Long-term debt	330,000	346,088	330,000	324,225
Preferred shares	483	1,680	2,027	5,983

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
•	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments.

•	Long-term debt: The fair value of our long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.

•	Preferred shares: Preferred shares are valued on the basis of market quotes, when available, and management estimates based on comparisons with similar instruments that are publicly traded.
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
Financial Instruments: At September 30, 2009, we had letters of credit outstanding totaling $8.0 million, which guarantees various insurance and financing activities.
8. Preferred Shares
The components of preferred shares outstanding at September 30, 2009 and 2008:

	2009		2008
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	500	$483	2,100	$2,027
We had 500 shares of cumulative convertible perpetual Series A Preferred Shares with a liquidation value of $1,000 per share outstanding at September 30, 2009 and 2,100 shares with a liquidation value of $1,000 per share at September 30, 2008. Cumulative dividends of $10.625 per share are payable quarterly. The Series A Preferred Shares are not redeemable, but are convertible into our common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A shares may automatically be converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140% of the conversion price for twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms.

In the second half of 2008, we commenced offers (the inducement offers) to pay a cash premium to holders of the Series A Preferred Shares who elected to convert their Series A Preferred Shares into shares of Terra common stock. A total of 118,400 shares or 99% of the outstanding shares of Series A Preferred Shares were surrendered and converted as part of the inducement offers. The former holders of the Series A Preferred Shares received, in the aggregate, the following:
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
In the third quarter of 2009, a total of 1,100 shares of the outstanding Series A Preferred Shares were surrendered and converted into 110,442 shares of Terra Industries common stock and no cash premium was paid.
9. Turnaround Costs
The following represents a summary of the deferred plant turnaround costs for the nine months ended September 30, 2009 and 2008:

		Turnaround		Currency
	Beginning	Costs	Turnaround	Translation	Ending
(in thousands)	Balance	Capitalized	Amortization	Adjustments	Balance
Period ended:
September 30, 2009	$23,467	$22,710	$(18,496)	$319	$28,000
September 30, 2008	42,190	9,290	(21,529)	(648)	29,303

10.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Payroll and benefit costs	$15,138	$27,104	$21,517
Accrued CF defense costs	12,854	—	—
Deferred tax liability — current	5,630	—	6,413
Accrued property taxes	4,202	3,291	3,947
Accrued interest	3,972	9,748	3,970
Current accrued phantom shares	3,368	4,341	6,731
Deferred revenue	1,998	3,346	1,499
Accrued product on exchange	—	—	27,580
Income taxes payable	—	63,999	21,202
Other	15,010	15,941	20,183

	$62,172	$127,770	$113,042

11. Other Liabilities
Other liabilities consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Unrecognized tax benefit	$40,711	$35,949	$33,560
Long-term medical and closed facility reserve	23,849	23,887	24,529
Long-term deferred revenue	9,364	10,488	10,863
Accrued phantom shares	1,871	2,430	3,137
Other	5,991	5,799	6,690

	$81,786	$78,553	$78,779

12. Equity Investments
North America
Our investment in North American companies that are accounted for on the equity method of accounting and included in operations consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production plant in Trinidad, (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at our Verdigris nitrogen plant. These investments were $119.0 million and $144.4 million at September 30, 2009 and 2008, respectively. We include the net earnings of these investments as an element of income from operations because the investees’ operations provide additional capacity to our operations.
The combined results of operations and financial position of our North American equity method investments are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Condensed income statement information:
Net sales	$42,041	$128,332	$121,456	$310,860

Net income	$13,285	$46,642	$32,343	$109,563

Terra’s equity in earnings of unconsolidated affiliates	$6,106	$15,857	$10,880	$45,665

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Condensed balance sheet information:
Current assets	$49,307	$50,582	$94,886
Long-term assets	161,542	173,631	177,882

Total assets	$210,849	$224,213	$272,768

Current liabilities	$20,400	$20,212	$53,457
Long-term liabilities	21,887	19,380	14,766
Equity	168,562	184,621	204,545

Total liabilities and equity	$210,849	$224,213	$272,768

The carrying value of these investments at September 30, 2009 was $34.7 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately fifteen years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.
We have transactions in the normal course of business with PLNL whereby we are obliged to purchase 50% of the ammonia produced by PLNL at current market prices. During the nine month periods ended September 30, 2009 and 2008, we purchased approximately $57.3 million and $135.7 million, respectively, of ammonia from PLNL.
We received $25.1 million and $55.4 million in distributions from our North American equity investments in the nine month periods ended September 30, 2009 and 2008, respectively.
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
In January 2008 GrowHow closed the Severnside manufacturing facility. Pursuant to the agreement with Kemira, we are responsible for any remediation costs required to prepare the Severnside site for disposal. As of September 30, 2009, we have incurred remediation costs of $9.0 million. We anticipate total remediation costs to not exceed $12.5 million. We have an option to purchase the Severnside land for a nominal amount at any time prior to sale. If we elect not to exercise this option, we are still entitled to receive the sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land will exceed the total cost of reclamation of the site.
The Joint Venture Contribution Agreement specifies that we are entitled to receive a minimum balancing consideration payment of up to £60 million based on GrowHow’s operating results for fiscal 2008 to 2010. Pursuant to agreements with Kemira, we received minimum balancing consideration and other payments totaling £12.0 million ($18.7 million) during the first nine months of 2009. For the nine months ended September 30, 2008, we did not receive any balancing consideration payments. We also received $27.4 million from GrowHow during 2008 for the refund of working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement. The carrying value of this equity method investment was $134.4 million and $238.2 million at September 30, 2009 and 2008, respectively.

The results of operations and financial position of our equity method investment in GrowHow are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Condensed income statement information:
Net sales	$144,705	$368,458	$361,257	$914,491

Net income	$16,947	$86,803	$14,203	$184,902

Terra’s equity in earnings of unconsolidated affiliates	$4,945	$42,091	$2,457	$88,986

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Condensed balance sheet information:
Current assets	$166,570	$212,992	$379,078
Long-term assets	266,047	239,589	248,690

Total assets	$432,617	$452,581	$627,768

Current liabilities	$55,323	$86,471	$126,311
Long-term liabilities	138,862	132,754	157,081
Equity	238,432	233,356	344,376

Total liabilities and equity	$432,617	$452,581	$627,768

The carrying value of this investment at September 30, 2009 was $15.2 million more than our share of GrowHow’s book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately twelve years. Our equity earnings of GrowHow are different than our ownership interest in GrowHow’s net income due to the amortization of basis differences.
13. Long-term Debt
Long-term debt consisted of the following:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Unsecured Senior Notes, 7.0% due 2017	$330,000	$330,000	$330,000

Total long-term debt	330,000	330,000	330,000
Less current maturities	—	—	—

Total long-term debt	$330,000	$330,000	$330,000

In 2007, Terra Capital, Inc. (TCAPI), a subsidiary of Terra Industries Inc., issued $330 million of 7.0% Senior Notes due 2017 (2017 Notes). The 2017 Notes are unconditionally guaranteed by Terra and certain of its U.S. subsidiaries (the Guarantor Subsidiaries); see Note 17 herein. The 2017 Notes and guarantees are unsecured and rank equal in right of payment with any existing and future senior obligations of such guarantors. On September 24, 2009, TCAPI commenced a cash tender offer for any and all of its 2017 Notes; see Note 19 herein.

The Indenture governing the 2017 Notes contains covenants that limit, among other things, our ability to: incur additional debt, pay dividends on common stock of Terra or repurchase shares of such common stock, make certain investments, sell assets outside the ordinary course of business, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of our assets or merge with or into other companies, and reduce our insurance coverage.
We are obligated to offer to repurchase the 2017 Notes upon a Change of Control (as defined in the Indenture) at a cash price equal to 101% of the aggregate principal amount outstanding at that time, plus accrued and unpaid interest to the date of purchase. The Indenture governing the 2017 Notes contains events of default and remedies customary for a financing of this type.
The $200 million revolving credit facilities (the facilities) due 2012 are secured by substantially all of our working capital. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable, 60% of eligible finished goods inventory and is reduced by outstanding letters of credit. These facilities include $50 million available only for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving credit facilities will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At September 30, 2009, the LIBOR rate was 0.26%. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50%) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50%) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans were 0.50% and 1.75%, respectively, at September 30, 2009. The revolving facilities require an initial one-half percent (0.50%) commitment fee on the difference between committed amounts and amounts actually borrowed.
On October 9, 2009, we amended the facilities to allow for the consummation of certain transactions, including the aforementioned cash tender offer for any and all of the 2017 Notes; see Note 19 herein.
The facilities also require that there be no change of control related to Terra, such that no individual or group (within the meaning of the Securities Exchange Act of 1934, as amended) beneficially owns more than 35% of the outstanding voting shares of Terra. Such a change of control would constitute an event of default under the facilities. During 2009, CF has made a number of unsolicited proposals for a business combination with us. Such a business combination, if consummated, would constitute a change of control under both the facilities and the Indenture governing the 2017 Notes. See Notes 3 and 19 herein for additional information with respect to CF’s unsolicited proposals.
At September 30, 2009, we had no outstanding revolving credit borrowings and $8.0 million in outstanding letters of credit. The $8.0 million in outstanding letters of credit reduced our borrowing availability to $192.0 million at September 30, 2009. The facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. Under the $150 million facility, if our consolidated borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items (EBITDA) of $60 million during the most recent four quarters. Under the $50 million TNCLP facility, if our borrowing availability as computed for that facility falls below $10 million, we are required to achieve EBITDA at TNCLP of $25 million during the most recent four quarters. A default under the $50 million facility results in a cross default to the $150 million facility.

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
The estimated components of net periodic pension expense follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Service cost	$733	$778	$2,199	$2,334
Interest cost	4,648	4,412	13,944	13,236
Expected return on plan assets	(4,701)	(4,516)	(14,103)	(13,548)
Amortization of prior service cost	(9)	(9)	(27)	(27)
Amortization of actuarial loss	162	468	486	1,404

Pension expense	$833	$1,133	$2,499	$3,399

Cash contributions to the defined benefit pension plans for the three months ended September 30, 2009 and 2008 were $0.5 million and $0.5 million, respectively. Cash contributions to the defined benefit pension plans for the nine months ended September 30, 2009 and 2008 were $1.3 million and $1.4 million, respectively.
We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three month periods ended September 30, 2009 and 2008 were $1.2 million and $1.1 million, respectively. Contributions to these plans for the nine month periods ended September 30, 2009 and 2008 were $3.5 million and $3.1 million, respectively.
We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

15. Comprehensive Income
Comprehensive income attributable to Terra Industries Inc. and its components, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net income before noncontrolling interest	$48,900	$187,159	$176,751	$528,672
Changes in cumulative foreign currency translation adjustment	(5,776)	(28,600)	24,491	(30,356)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	4,084	(154,543)	41,272	(107,923)

Comprehensive income before noncontrolling interest	47,208	4,016	242,514	390,393
Comprehensive income attributable to noncontrolling interest	(3,338)	(691)	(25,329)	(44,093)

Comprehensive income attributable to Terra Industries Inc.	$43,870	$3,325	$217,185	$346,300

The following table reconciles equity attributable to the noncontrolling interest:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Noncontrolling interest, beginning of period	$102,682	$112,084	$104,082	$108,581
Net income attributable to noncontrolling interest	2,972	15,748	20,354	52,369
Distributions to noncontrolling interests	(10,240)	(16,743)	(33,631)	(56,642)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax, attributable to the noncontrolling interest	366	(15,057)	4,975	(8,276)

Noncontrolling interest, end of period	$95,780	$96,032	$95,780	$96,032

16. Common Stockholders’ Equity
Terra allocates $1.00 per share upon the issuance of common shares to the common share capital account. The common shares have no par value. On October 22, 2009, we declared a dividend of $0.10 per common share, payable December 11, 2009 to shareholders of record as of November 23, 2009. In addition, on October 28, 2009, we declared a special cash dividend of $7.50 per common share, payable December 11, 2009 to shareholders of record as of November 23, 2009; see Note 19 herein. Future dividends are necessarily dependent upon future earnings, capital requirements, general financial conditions, general business conditions, approval from our Board of Directors, compliance with covenants in our debt agreements and other factors.

On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares, representing 14 percent of our then outstanding common stock. The stock buyback program commenced on May 7, 2008 and has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices as we determine to be appropriate. Purchases may be commenced or suspended at any time without notice. As of September 30, 2009 there are 7,448,662 shares available to be repurchased under the plan. There were no share repurchases during the third quarter of 2009.
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
Condensed consolidating financial information regarding the Parent, TCAPI, the Guarantor Subsidiaries and the subsidiaries of the Parent that are not guarantors of the 2017 Notes (the Non-Guarantor Subsidiaries) (see Note 13 herein for September 30, 2009; December 31, 2008; and September 30, 2008 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Subsidiary issuer and the Guarantor Subsidiaries guarantees are joint and several with the Parent.
Guarantor Subsidiaries include: subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi; and Beaumont, Texas plants; Terra Environmental Technologies; Terra Global Holding Company Inc., Terra Investment Fund I LLC, Terra Investment Fund II LLC, Terra (U.K.) Holdings Inc., and the corporate headquarters facility in Sioux City, Iowa. All Guarantor Subsidiaries are wholly owned by the Parent. All other company facilities are owned by Non-Guarantor Subsidiaries. In 2008, we declared the Beaumont, Texas facility as a discontinued operation and classified the facility as held for sale. In December 2008, the Beaumont, Texas facility was sold; see Note 18 herein.

Condensed Consolidating Balance Sheet as of September 30, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$518,358	$200,265	$282,187	$—	$1,000,810
Accounts receivable, net	117	—	68,708	35,037	—	103,862
Inventories, net	—	—	73,105	37,838	—	110,943
Other current assets	44,676	1,571	4,558	18,096	—	68,091

Total current assets	44,793	519,929	346,636	373,158	—	1,284,516

Property, plant and equipment, net	—	6,037	306,912	122,493	—	435,442
Equity method investments	—	—	9,448	243,938	—	253,386
Intangible assets, other assets and deferred plant turnaround costs	1,816	6,273	33,665	16,280	—	58,034
Investments in and advances to (from) affiliates	1,386,749	109,527	2,958,553	424,428	(4,879,257)	—

Total assets	$1,433,358	$641,766	$3,655,214	$1,180,297	$(4,879,257)	$2,031,378

Liabilities
Accounts payable	$143	$—	$42,833	$27,933	$—	$70,909
Customer prepayments	—	—	13,483	27,399	—	40,882
Derivative hedge liabilities	1,298	—	92	992	—	2,382
Accrued and other current liabilities	18,018	3,327	29,245	11,582	—	62,172

Total current liabilities	19,459	3,327	85,653	67,906	—	176,345

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	78,531	—	—	4,204	—	82,735
Pension and other liabilities	78,284	(518)	9,963	1,705	—	89,434

Total liabilities	176,274	332,809	95,616	73,815	—	678,514

Preferred Shares — liquidation value of $500	483	—	—	—	—	483

Common Stockholders’ Equity
Common stock	152,787	—	73	92,262	(92,335)	152,787
Paid-in capital	584,556	150,218	1,947,687	742,960	(2,840,865)	584,556
Accumulated other comprehensive loss	(114,741)	—	—	(91,406)	91,406	(114,741)
Retained earnings	633,999	140,027	1,534,770	362,666	(2,037,463)	633,999

Total stockholders’ equity	1,256,601	290,245	3,482,530	1,106,482	(4,879,257)	1,256,601
Noncontrolling interest	—	18,712	77,068	—	—	95,780

Total equity	1,256,601	308,957	3,559,598	1,106,482	(4,879,257)	1,352,381

Total liabilities and equity	$1,433,358	$641,766	$3,655,214	$1,180,297	$(4,879,257)	$2,031,378

Consolidating Statement of Operations for the three months ended September 30, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$217,572	$128,207	$—	$345,779
Other income	—	—	941	326	—	1,267

Total revenues	—	—	218,513	128,533	—	347,046

Cost and Expenses
Cost of sales	—	84	173,566	107,971	—	281,621
Selling, general and administrative expenses	426	(1,853)	11,377	7,350	—	17,300
Equity earnings of North American affiliates	—	—	(345)	(5,761)	—	(6,106)

Total cost and expenses	426	(1,769)	184,598	109,560	—	292,815

Income (loss) from operations	(426)	1,769	33,915	18,973	—	54,231
Interest income	118	344	120	143	—	725
Interest expense	(465)	(6,213)	27,077	(27,161)	—	(6,762)

Income (loss) before income taxes and noncontrolling interest	(773)	(4,100)	61,112	(8,045)	—	48,194
Income tax benefit (provision)	(1,314)	(5,726)	121	1,870	—	(5,049)
Equity earnings of unconsolidated affiliates	48,015	58,414	—	4,945	(106,429)	4,945

Income from continuing operations — net of tax	45,928	48,588	61,233	(1,230)	(106,429)	48,090
Income from discontinued operations — net of tax	—	—	810	—	—	810

Net income before noncontrolling interest	45,928	48,588	62,043	(1,230)	(106,429)	48,900
Less: Net income attributable to the noncontrolling interest	—	573	2,399	—	—	2,972

Net income (loss) attributable to Terra Industries Inc.	$45,928	$48,015	$59,644	$(1,230)	$(106,429)	$45,928

Consolidating Statement of Operations for the nine months ended September 30, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$678,482	$537,998	$—	$1,216,480
Other income	—	—	2,834	988	—	3,822

Total revenues	—	—	681,316	538,986	—	1,220,302

Cost and Expenses
Cost of sales	—	250	525,225	395,793	—	921,268
Selling, general and administrative expenses	1,781	(6,478)	29,477	24,994	—	49,774
Other operating expenses	14,260	—	—	—	—	14,260
Equity earnings of North American affiliates	—	—	(1,205)	(9,675)	—	(10,880)

Total cost and expenses	16,041	(6,228)	553,497	411,112	—	974,422

Income (loss) from operations	(16,041)	6,228	127,819	127,874	—	245,880
Interest income	118	1,749	928	905	—	3,700
Interest expense	(1,395)	(18,604)	76,070	(76,318)	—	(20,247)

Income (loss) before income taxes and noncontrolling interest	(17,318)	(10,627)	204,817	52,461	—	229,333
Income tax benefit (provision)	3,594	(18,993)	(42,511)	2,061	—	(55,849)
Equity earnings of unconsolidated affiliates	170,121	203,669	—	2,457	(373,790)	2,457

Income from continuing operations — net of tax	156,397	174,049	162,306	56,979	(373,790)	175,941
Income from discontinued operations — net of tax	—	—	810	—	—	810

Net income before noncontrolling interest	156,397	174,049	163,116	56,979	(373,790)	176,751
Less: Net income attributable to the noncontrolling interest	—	3,928	16,426	—	—	20,354

Net income attributable to Terra Industries Inc.	$156,397	$170,121	$146,690	$56,979	$(373,790)	$156,397

Consolidating Statement of Cash Flows for the nine months ended September 30, 2009:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income before noncontrolling interest	$156,397	$174,049	$163,116	$56,979	$(373,790)	$176,751
Income from discontinued operations — net of tax	—	—	810	—	—	810

Income from continuing operations — net of tax	156,397	174,049	162,306	56,979	(373,790)	175,941
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	41,331	21,796	—	63,127
Loss on sale of property, plant and equipment	—	—	767	33	—	800
Deferred income taxes	(6,972)	—	—	—	—	(6,972)
Distributions in excess of (less than) equity earnings	(170,121)	(203,669)	200	2,313	373,790	2,513
Equity earnings of GrowHow UK Limited	—	—	—	(2,457)	—	(2,457)
Non-cash gain on derivatives	(1,224)	—	—	—	—	(1,224)
Share-based compensation	13,408	—	—	—	—	13,408
Amortization of intangible and other assets	—	—	5,314	1,552	—	6,866
Change in operating assets and liabilities — continuing operations	3,404	34,055	(83,082)	(40,308)	—	(85,931)

Net cash flows from operating activities — continuing operations	(5,108)	4,435	126,836	39,908	—	166,071
Net cash flows from operating activities — discontinued operations	—	—	810	—	—	810

Net Cash Flows from Operating Activities	(5,108)	4,435	127,646	39,908	—	166,881

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(66,423)	(29,256)	—	(95,679)
Proceeds from the sale of property, plant and equipment	—	—	101	—	—	101
Distributions received from North American affiliates	—	—	470	11,212	—	11,682
Balancing consideration and other payments received from GrowHow UK Limited	—	—	—	18,700	—	18,700

Net Cash Flows from Investing Activities	—	—	(65,852)	656	—	(65,196)

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Preferred share dividends paid	(51)	—	—	—	—	(51)
Common stock dividends paid	(29,912)	—	—	—	—	(29,912)
Common stock issuances and vestings	(7,213)	—	—	—	—	(7,213)
Change in investments and advances from (to) affiliates	35,980	188,473	(118,820)	(105,633)	—	—
Excess tax benefits from equity compensation plans	6,304	—	—	—	—	6,304
Distributions to noncontrolling interests	—	(6,264)	(27,367)	—	—	(33,631)

Net Cash Flows from Financing Activities	5,108	182,209	(146,187)	(105,633)	—	(64,503)

Effect of Exchange Rate Changes on Cash	—	—	—	(3,072)	—	(3,072)

Increase (decrease) in Cash and Cash Equivalents	—	186,644	(84,393)	(68,141)	—	34,110
Cash and Cash Equivalents at Beginning of Period	—	331,714	284,658	350,328	—	966,700

Cash and Cash Equivalents at End of Period	$—	$518,358	$200,265	$282,187	$—	$1,000,810

Condensed Consolidating Balance Sheet as of December 31, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$331,714	$284,658	$350,328	$—	$966,700
Accounts receivable, net	9	74	73,358	56,949	—	130,390
Inventories, net	—	—	111,295	85,796	—	197,091
Margin deposits with derivative counterparties	—	36,945	—	—	—	36,945
Other current assets	23,807	10,440	13,596	13,495	—	61,338

Total current assets	23,816	379,173	482,907	506,568	—	1,392,464

Property, plant and equipment, net	—	6,037	288,449	108,827	—	403,313
Equity method investments	—	—	10,117	260,798	—	270,915
Deferred plant turnaround costs, intangible and other assets	2,230	7,156	21,146	15,793	—	46,325
Investments in and advances to (from) affiliates	1,252,608	94,331	3,103,568	588,172	(5,038,679)	—

Total assets	$1,278,654	$486,697	$3,906,187	$1,480,158	$(5,038,679)	$2,113,017

Liabilities
Accounts payable	$205	$62	$70,473	$29,153	$—	$99,893
Customer prepayments	—	—	58,922	52,670	—	111,592
Derivative hedge liabilities	35,254	7,476	39,880	43,315	—	125,925
Accrued and other current liabilities	51,861	8,947	42,261	24,701	—	127,770

Total current liabilities	87,320	16,485	211,536	149,839	—	465,180

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	51,770	—	—	9,673	—	61,443
Pension and other liabilities	74,975	—	10,983	1,765	—	87,723

Total liabilities	214,065	346,485	222,519	161,277	—	944,346

Preferred Shares — liquidation value of $1,600	1,544	—	—	—	—	1,544

Common Stockholders’ Equity
Common stock	152,111	—	73	83,332	(83,405)	152,111
Paid-in capital	579,164	150,218	2,201,646	963,435	(3,315,299)	579,164
Accumulated other comprehensive loss	(175,529)	—	—	(170,574)	170,574	(175,529)
Retained earnings (accumulated deficit)	507,299	(30,094)	1,397,955	442,688	(1,810,549)	507,299

Total stockholders’ equity	1,063,045	120,124	3,599,674	1,318,881	(5,038,679)	1,063,045
Noncontrolling interest	—	20,088	83,994	—	—	104,082

Total equity 1,063,045		140,212	3,683,668	1,318,881	(5,038,679)	1,167,127

Total liabilities and equity	$1,278,654	$486,697	$3,906,187	$1,480,158	$(5,038,679)	$2,113,017

Condensed Consolidating Balance Sheet as of September 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$191,431	$186,977	$305,087	$(2,829)	$680,666
Accounts receivable, net	—	263	144,473	90,851	—	235,587
Inventories, net	—	—	105,066	52,870	17,984	175,920
Margin deposits with derivative counterparties	—	132,058	—	—	—	132,058
Other current assets	21,993	9,892	15,217	15,091	—	62,193
Current assets held for sale — discontinued operations	—	—	45,607	—	—	45,607

Total current assets	21,993	333,644	497,340	463,899	15,155	1,332,031

Property, plant and equipment, net	—	—	290,637	116,400	—	407,037
Equity method investments	—	—	10,884	371,722	—	382,606
Intangible assets, other assets and deferred plant turnaround costs	6,732	7,450	24,151	29,066	(6,131)	61,268
Investments in and advances to (from) affiliates	1,181,107	131,684	2,802,502	757,030	(4,872,323)	—

Total assets	$1,209,832	$472,778	$3,625,514	$1,738,117	$(4,863,299)	$2,182,942

Liabilities
Accounts payable	$1,053	$—	$73,982	$49,103	$—	$124,138
Customer prepayments	—	—	91,821	103,218	—	195,039
Derivative hedge liabilities	117,435	11,593	7,971	81,653	—	218,652
Accrued and other current liabilities	18,451	3,384	66,546	24,663	(2)	113,042
Current liabilities held for sale — discontinued operations	—	—	2,749	—	—	2,749

Total current liabilities	136,939	14,977	243,069	258,637	(2)	653,620

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	37,242	—	—	14,153	1,740	53,135
Pension and other liabilities	74,293	(510)	11,675	2,078	1,261	88,797

Total liabilities	248,474	344,467	254,744	274,868	2,999	1,125,552

Preferred Shares — liquidation value of $2,100	2,027	—	—	—	—	2,027

Common Stockholders’ Equity
Common stock	154,866	—	73	32,458	(32,531)	154,866
Paid-in capital	625,058	150,218	2,128,311	1,050,476	(3,329,005)	625,058
Accumulated other comprehensive income (loss)	(174,183)	—	—	96,016	(96,016)	(174,183)
Retained earnings (accumulated deficit)	353,590	(40,667)	1,165,114	284,299	(1,408,746)	353,590

Total stockholders’ equity	959,331	109,551	3,293,498	1,463,249	(4,866,298)	959,331
Noncontrolling interest	—	18,760	77,272	—	—	96,032

Total equity	959,331	128,311	3,370,770	1,463,249	(4,866,298)	1,055,363

Total liabilities and equity	$1,209,832	$472,778	$3,625,514	$1,738,117	$(4,863,299)	$2,182,942

Consolidating Statement of Operations for the three months ended September 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$474,025	$314,247	$—	$788,272
Other revenues	—	—	975	967	—	1,942

Total revenues	—	—	475,000	315,214	—	790,214

Cost and Expenses
Cost of sales	—	84	384,115	194,111	—	578,310
Selling, general and administrative expenses	784	(3,459)	19,192	1,784	—	18,301
Equity earnings of North American affiliates	—	—	(15,857)	—	—	(15,857)

Total cost and expenses	784	(3,375)	387,450	195,895	—	580,754

Income (loss) from operations	(784)	3,375	87,550	119,319	—	209,460
Interest income	—	2,434	1,212	1,763	—	5,409
Interest expense	(465)	(6,207)	(2)	(99)	—	(6,773)
Foreign currency gain (loss)	13	—	(13)	—	—	—

Income (loss) before income taxes and noncontrolling interest	(1,236)	(398)	88,747	120,983	—	208,096
Income tax benefit (provision)	411	(26,200)	(28,499)	(8,881)	—	(63,169)
Equity earnings of unconsolidated affiliates	172,236	201,873	—	42,091	(374,109)	42,091

Income from continuing operations — net of tax	171,411	175,275	60,248	154,193	(374,109)	187,018
Income from discontinued operations — net of tax	—	—	141	—	—	141

Net income before noncontrolling interest	$171,411	$175,275	$60,389	$154,193	$(374,109)	$187,159
Less: Net income attributable to the noncontrolling interest	—	3,039	12,709	—	—	15,748

Net income attributable to Terra Industries Inc.	$171,411	$172,236	$47,680	$154,193	$(374,109)	$171,411

Consolidating Statement of Operations for the nine months ended September 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$1,308,594	$889,804	$—	$2,198,398
Other revenues	—	—	7,040	2,577	—	9,617

Total revenues	—	—	1,315,634	892,381	—	2,208,015

Cost and Expenses
Cost of sales	—	250	1,034,272	497,847	—	1,532,369
Selling, general and administrative expenses	2,194	(9,549)	39,301	26,292	—	58,238
Equity earnings of North American affiliates	—	—	(45,665)	—	—	(45,665)

Total cost and expenses	2,194	(9,299)	1,027,908	524,139	—	1,544,942

Income (loss) from operations	(2,194)	9,299	287,726	368,242	—	663,073
Interest income	—	8,357	3,195	7,778	—	19,330
Interest expense	(1,395)	(18,633)	(5)	(554)	—	(20,587)
Foreign currency gain (loss)	13	—	(13)	—	—	—

Income (loss) before income taxes and noncontrolling interest	(3,576)	(977)	290,903	375,466	—	661,816
Income tax benefit (provision)	1,385	(92,316)	(112,634)	(26,177)	—	(229,742)
Equity earnings of unconsolidated affiliates	478,494	581,894	—	88,986	(1,060,388)	88,986

Income from continuing operations — net of tax	476,303	488,601	178,269	438,275	(1,060,388)	521,060
Income from discontinued operations — net of tax	—	—	7,612	—	—	7,612

Net income before noncontrolling interest	$476,303	$488,601	$185,881	$438,275	$(1,060,388)	$528,672
Less: Net income attributable to the noncontrolling interest	—	10,107	42,262	—	—	52,369

Net income attributable to Terra Industries Inc.	$476,303	$478,494	$143,619	$438,275	$(1,060,388)	$476,303

Consolidating Statement of Cash Flows for the nine months ended September 30, 2008:

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income before noncontrolling interest	$476,303	$488,601	$185,881	$438,275	$(1,060,388)	$528,672
Income from discontinued operations — net of tax	—	—	7,612	—	—	7,612

Income from continuing operations — net of tax	476,303	488,601	178,269	438,275	(1,060,388)	521,060
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	30,459	27,947	—	58,406
Loss on sale of property, plant and equipment	—	—	1,063	1,172	—	2,235
Deferred income taxes	(51,772)	—	—	—	—	(51,772)
Distributions in excess of (less than) equity earnings	(551,308)	232,259	(45,665)	—	367,238	2,524
Equity earnings of GrowHow UK Limited	—	—	—	(88,986)	—	(88,986)
Non-cash gain on derivatives	(1,610)	—	—	—	—	(1,610)
Share-based compensation	10,333	—	—	—	—	10,333
Amortization of intangible and other assets	—	—	3,694	2,499	—	6,193
Change in operating assets and liabilities	(62,785)	(146,324)	(51,820)	(183,017)	181,578	(262,368)

Net cash flows from operating activities — continuing operations	(180,839)	574,536	116,000	197,890	(511,572)	196,015
Net cash flows from operating activities — discontinued operations	—	—	9,439	—	—	9,439

Net Cash Flows from Operating Activities	(180,839)	574,536	125,439	197,890	(511,572)	205,454

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(61,357)	(8,766)	—	(70,123)
Distributions received from North American affiliates	—	—	7,196	—	—	7,196
Contribution settlement received from GrowHow UK Limited	—	—	—	27,427	—	27,427
Proceeds from the sale of property, plant and equipment	—	—	1,250	410	—	1,660

Net cash flows from investing activities — continuing operations	—	—	(52,911)	19,071	—	(33,840)
Net cash flows from investing activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Investing Activities	—	—	(52,911)	19,071	—	(33,840)

Consolidating Statement of Cash Flows (continued)

			Guarantor	Non-Guarantor
(in thousands)	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Financing Activities
Preferred share dividends paid	(3,825)	—	—	—	—	(3,825)
Inducement payment to preferred stockholders	(5,248)	—	—	—	—	(5,248)
Common stock dividends paid	(18,299)	—	—	—	—	(18,299)
Common stock issuances and vestings	(9,839)	—	—	—	—	(9,839)
Change in investments and advances from (to) affiliates	313,428	(438,962)	(96,054)	(818,671)	1,040,259	—
Excess tax benefits from equity compensation plans	12,122	—	—	—	—	12,122
Payments under share repurchase program	(107,500)	—	—	—	—	(107,500)
Distributions to noncontrolling interests	—	—	(56,642)	—	—	(56,642)

Net cash flows from financing activities — continuing operations	180,839	(438,962)	(152,696)	(818,671)	1,040,259	(189,231)
Net cash flows from financing activities — discontinued operations	—	—	—	—	—	—

Net Cash Flows from Financing Activities	180,839	(438,962)	(152,696)	(818,671)	1,040,259	(189,231)

Effect of Exchange Rate Changes on Cash	—	—	—	45	—	45

Increase (decrease) in Cash and Cash Equivalents	—	135,574	(80,168)	(601,665)	528,687	(17,572)
Cash and Cash Equivalents at Beginning of Period	—	55,857	267,145	906,752	(531,516)	698,238

Cash and Cash Equivalents at End of Period	$—	$191,431	$186,977	$305,087	$(2,829)	$680,666

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
Pursuant to the requirements of the Presentation of Financial Statements topic of the FASB Accounting Standards Codification, we classified and accounted for the Beaumont assets and liabilities as held for sale in the statements of financial position and the results of operations on a net of tax basis in the statement of operations. This guidance requires that assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered cash flow analyses, and offers related to those assets. In accordance with the provisions of this guidance, assets for sale are not depreciated.

Summarized Financial Results of Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Operating revenue	$1,348	$1,770	$1,348	$16,415
Operating and other expenses	—	(1,536)	—	(3,750)

Pretax income from operations of discontinued components	1,348	234	1,348	12,665
Income tax expense	(538)	(93)	(538)	(5,053)

Income from discontinued operations	$810	$141	$810	$7,612

The major classes of assets and liabilities held for sale and related to discontinued operations as of September 30, 2009, December 31, 2008 and September 30, 2008 are as follows:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Trade receivables	$—	$—	$333
Inventory	—	—	2,203
Other current assets	—	—	43,071

Current assets	$—	$—	$45,607

Accounts payable	$—	$—	$739
Other current liabilities	—	—	2,010

Current liabilities	$—	$—	$2,749

19.	Subsequent Events
On October 9, 2009, we amended our $200 million credit facilities to permit TCAPI’s private offering of $600 million aggregate principal amount of senior notes due 2019 (2019 Notes), the tender offer for TCAPI’s 2017 Notes, the declaration of the special cash dividend and to increase our available basket permitting joint ventures which addresses the agreement with Agrium, Inc. (Agrium), all described in detail below. The amendments also provided for an increase in the commitment fee under the $150 million facility from 0.50% to 0.75%, revised applicable margins and certain other covenant adjustments.
On October 19, 2009, we announced we had entered into an agreement to purchase a 50% interest in Agrium’s Carseland, Alberta, Canada nitrogen production assets and certain U.S assets for a purchase price of approximately $250 million. The closing of the acquisition is subject to certain closing conditions and contingencies, including the completion by Agrium of its acquisition of CF.

On October 26, 2009, we announced the closing of the 2019 Notes offering. The 2019 Notes have an interest rate of 7.75% per annum and were issued at a price equal to 98.298% of their face value. The 2019 Notes were sold in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). The 2019 Notes are guaranteed on a senior unsecured basis by Terra and certain of its subsidiaries. Net proceeds related to the 2019 Notes offering were as follows:

Face value	$600.0
Discount	(10.2)
Estimated fees	(13.4)

Net proceeds	$576.4

On October 27, 2009, we announced that TCAPI completed its previously announced cash tender offer and consent solicitation for its outstanding 2017 Notes. At the close of the tender offer, TCAPI received tenders from holders of approximately $317.5 aggregate principle amount of the 2017 Notes, representing 96.2% of the then outstanding 2017 Notes. TCAPI funded the purchase of the 2017 Notes tendered with the proceeds of the 2019 Notes offering. Estimated loss on early retirement of debt, which will be recorded in the quarter ending December 31, 2009, was as follows:

Tender premium	$48.8
Accelerated amortization of deferred financing fees	4.5
Estimated fees	0.3

Estimated loss on early retirement of debt	$53.6

On October 28, 2009, we declared the previously announced special cash dividend of $7.50 per common share, payable December 11, 2009 to stockholders of record as of November 23, 2009.
On November 1, 2009, CF sent a letter to Terra’s Board of Directors reaffirming CF’s intent to pursue a business combination with Terra and stating that CF would be prepared to enter into a negotiated merger agreement with Terra to acquire Terra for $32.00 in cash (reduced by the $7.50 per share special dividend declared by Terra) and 0.1034 of a CF common share for each Terra common share. On November 3, 2009, Terra’s Board of Directors unanimously concluded that CF’s proposal is inadequate, opportunistic and not in the best interests of Terra and its stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1, of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common shares. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008 and subsequent reports on Form 8-K, which discuss our business in greater detail.
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

•	Expansion of our existing asset base to take advantage of logistical or feedstock advantages both domestically and internationally;

•	Management of North American and international assets to realize a rate of return that meets or exceeds our cost of capital throughout the business cycle;

•
Maintenance of our facilities to be safe, reliable and compliant with environmental regulations, cultivation of relationships with customers whose proximity to our facilities allows them to receive our product most economically, and close management of the supply chain to keep storage, transportation and other costs at an appropriate level; and

•	Continued evaluation of business opportunities in nitrogen markets and businesses that leverage Terra’s core competencies in chemical manufacturing, distribution and product application.
RECENT BUSINESS ENVIRONMENT
Demand
Short term demand for nitrogen products indicates a delay in restocking of inventories in preparation of the 2010 spring planting season. Due to a late spring 2009 planting, coupled with unfavorable harvest conditions, harvesting is behind schedule leading to a delay in fall ammonia applications.
U.S. planted winter wheat acres are expected to decrease an estimated 2.5 to 3.0 million acres as a result of increased foreign production which increased the global wheat supply estimate for 2009/2010. Consequently, fewer acres will be double cropped much like the 2008/2009 season, where there was a switch from double cropping to full season single crops. However, overall crop acres available are expected to increase in the 2010 season, pending the release of the 3 million acres of land that are set to expire in the Conservation Reserve Program (CRP) and the return of 2 million acres in North Dakota that were not utilized in the 2009 season due to wet conditions. Depending on the economics present in the spring more acres could be allocated to corn in the 2010 planting season.
In addition, nitrogen demand is expected to benefit from the enactment of the 2010 Emission Standards of the 1990 Amendments to the Clean Air Act which requires diesel powered vehicles to achieve near-zero emissions of nitrogen oxides on January 1, 2010. In preparation of the new emission standard, truck manufacturing customers will utilize TerraCair Ultrapure® Diesel Exhaust Fluid (TerraCair DEF) for their Selective Catalytic Reduction (SCR) equipped vehicles.
An expected increase in long term demand for nitrogen products is supported by the global grain supply. The ending corn stocks to use ratio for the 2008/2009 planting season was estimated to be 14% by the USDA World Agriculture Supply and Demand Estimates (WASDE) September 2009 report, which is a historically low level. Historically, the corn ending stock ratio is approximately 22%. Expected bumper yields in 2009 did not refute this estimate as the US corn use also is projected higher, on a higher expected use for sweeteners resulting from tight sugar supplies. Furthermore, the expected increased demand for corn is supported by the long term outlook for an increased demand for food, seed, industrial markets, increased ethanol demand and higher expected exports. The United Nations Food and Agriculture Organization estimates a 70% increase of food production is needed to meet the populations growing needs by 2050. Pursuant to its September 2009 report, WASDE expects corn prices for 2009 to 2010 to be between $3.05 and $3.65 per bushel, with 2010 corn futures increasing from $3.80 to $3.90 in recent weeks.

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
In an effort to maintain inventory at acceptable levels, certain North American production has been curtailed during 2009. Imports have declined as a result of the sluggish demand due to poor import economics during 2009. Currently, the inventory channels are returning to balanced market conditions as a result of the corrective actions in demand and production experienced in the first nine months of 2009. Global ammonia prices and domestic natural gas prices are approaching levels that will encourage Ukrainian and other non advantaged gas producers to restart production.
Natural Gas Costs
As a result of the economic slowdown, natural gas consumption has declined in the industrial sectors, driving near term prices below $4 per MMBtu as of September 30, 2009. The October NYMEX contract closed at $3.73 per MMBtu compared to $2.84 and $3.38, respectively, for September and August contracts. Natural gas prices have recently begun to reflect seasonal adjustments, though U.S. natural gas inventories are at record high levels.
The following is an average NYMEX forward natural gas price for the succeeding twelve month period noted for the respective dates:

	September 30,	December 31,	March 31,	June 30,	September 30,
(in $ per MMBtu)	2008	2008	2009	2009	2009
	$7.90	$6.09	$4.69	$5.09	$5.72
During the third quarter of 2009, natural gas prices decreased 28% from September 30, 2008. Generally, as customers place advance orders we secure the prices for the natural gas required to produce the inventory to satisfy these orders.
RESULTS OF OPERATIONS
Consolidated Results
We reported for the first nine months of 2009 net income of $156.4 million on revenues of $1.2 billion compared with 2008 first nine month net income of $476.3 million on revenues of $2.2 billion. The decrease in net income and revenue for the first nine months of 2009 is due to lower overall nitrogen prices, lower ammonia and UAN sales volumes, as well as lower equity earnings. Diluted income per share for the nine months ended September 30, 2009 was $1.57 compared with $4.54 for the nine months ended September 30, 2008.

The following table shows the results of operations for the three and nine months ended September 30, 2009 and 2008 (certain percentages that are not considered to be meaningful are represented by NM):

	Three Months Ended		Quarter to Date		Nine Months Ended		Year to Date
	September 30,		2009–2008		September 30,		2009-2008
(in millions except per share data)	2009	2008	Change	Percent	2009	2008	Change	Percent
Net sales	$347.0	$790.2	$(443.2)	-56%	$1,220.3	$2,208.0	$(987.7)	-45%
Cost of goods sold	281.6	578.3	(296.7)	-51%	921.3	1,532.4	(611.1)	-40%

Gross margin	65.4	211.9	(146.5)	-69%	299.0	675.6	(376.6)	-56%
Gross margin percentage	18.8%	26.8%	-8.0%	-30%	24.5%	30.6%	-6.1%	-20%
Selling, general and administrative expenses	17.3	18.3	(1.0)	-5%	49.8	58.2	(8.4)	-14%
Other operating expenses	—	—	—	0%	14.3	—	14.3	0%
Equity in earnings of North American affiliates	(6.1)	(15.9)	9.8	-62%	(10.9)	(45.7)	34.8	-76%

Income from operations	54.2	209.5	(155.3)	-74%	245.8	663.1	(417.3)	-63%
Interest income (expense), net	(6.0)	(1.4)	(4.6)	329%	(16.5)	(1.3)	(15.2)	1169%

Income before income taxes, noncontrolling interest and equity earnings (loss) of GrowHow UK Limited	48.2	208.1	(159.9)	-77%	229.3	661.8	(432.5)	-65%
Income tax provision	(5.0)	(63.2)	58.2	-92%	(55.8)	(229.7)	173.9	-76%
Equity earnings (loss) of GrowHow UK Limited	4.9	42.1	(37.2)	NM	2.5	89.0	(86.5)	NM

Income from continuing operations, net of tax	48.1	187.0	(138.9)	-74%	176.0	521.1	(345.1)	-66%
Income from discontinued operations, net of tax	0.8	0.1	0.7	700%	0.8	7.6	(6.8)	-89%

Net income before noncontrolling interest	48.9	187.1	(138.2)	-74%	176.8	528.7	(351.9)	-67%
Net income attributable to noncontrolling interest	3.0	15.7	(12.7)	-81%	20.4	52.4	(32.0)	-61%

Net income attributable to Terra Industries Inc.	$45.9	$171.4	$(125.5)	-73%	$156.4	$476.3	$(319.9)	-67%

Diluted earnings per share	$0.46	$1.64	(1.18)	-72%	$1.57	$4.54	(2.97)	-65%
Weighted average diluted shares outstanding	100,029	104,605	(4,576.0)	-4%	99,956	104,851	(4,895.0)	-5%
The following table shows sales volumes and prices and natural gas cost for the three months ended September 30, 2009 and 2008:

	2009		2008
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)
Ammonia	413	$245	392	$598
UAN — 32% basis	928	$142	1,055	$349
Urea(2)	63	$298	67	$520
Ammonium nitrate(3)	241	$171	251	$341
Natural gas cost (4)	—	$3.70	—	$9.94

(1)	After deducting $41.5 million and $45.5 million outbound freight costs for 2009 and 2008, respectively.

(2)	Urea sales volumes and prices include granular urea and urea solutions data.

(3)	Ammonium nitrate sales volumes and prices include agricultural grade AN, industrial grade AN and ammonium nitrate solution (ANS).

(4)
Per MMBtu. Includes all transportation and other logistical costs and any gains or losses on financial derivatives related to North American natural gas purchases. Net costs of derivatives for the third quarter of 2009 and 2008 were $9.5 million and $27.1 million. Excluding the impact of 2009 hedge costs, natural gas cost was $3.35 per MMBtu for the 2009 third quarter.

The following table shows sales volumes and prices and natural gas cost for the nine months ended September 30, 2009 and 2008:

	2009		2008
	Sales	Average	Sales	Average
(quantities in thousands of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)
Ammonia	1,177	$314	1,303	$532
UAN — 32% basis	2,361	$214	3,072	$326
Urea(2)	215	$309	202	$466
Ammonium nitrate(3)	650	$204	761	$305
Natural gas cost(4)	—	$4.98	—	$8.74

(1)	After deducting $111.8 million and $124.5 million outbound freight costs for 2009 and 2008, respectively.

(2)	Urea sales volumes and prices include granular urea and urea solutions data.

(3)	Ammonium nitrate sales volumes and prices include agricultural grade AN, industrial grade AN and ammonium nitrate solution (ANS).

(4)
Per MMBtu. Includes all transportation and other logistical costs and any gains or losses on financial derivatives related to North American natural gas purchases. Net costs of derivatives for the first nine months of 2009 were $107.5 million. Excluding the impact of 2009 hedge costs, natural gas cost was $3.60 per MMBtu for the 2009 first nine months. The net benefit of derivatives for the first nine months of 2008 was $17.0 million.

RESULTS OF OPERATIONS — QUARTER ENDED SEPTEMBER 30, 2009 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2008
Our net sales for the third quarter of 2009 were $347.0 million, a decline of $443.2 million or 56% from the third quarter of 2008 net sales of $790.2 million. Sales price declines contributed 84% ($370.1 million) of the revenue decline, while sales volumes decreased revenues by 16% ($73.1 million).
Several factors contributed to the decrease in product price and volume. During the third quarter of 2009, dealers utilized existing inventory and maintained lower inventory levels pending the finalization of their spring 2010 order book, unlike the third quarter of 2008 where product was committed to and purchased in advance of firm orders. Unfavorable harvest conditions across the corn belt have delayed farmers which in turn have delayed the normal fall ammonia application. Other uncertainties including crop and nutrient price have added to the cautious buying behavior of growers. Additionally, the economic downturn continues to negatively affect industrial customers. Our environmental urea sales experienced a decline in demand during the third quarter of 2009 as favorable natural gas prices reduced the use of coal fired generation in favor of less expensive natural gas generation. Urea is used as a reagent to reduce nitrogen oxide (NOx) emissions from coal fired generation plants.
In order to effectively manage inventory levels in the third quarter, aggregate production rates were reduced to 91% and the Donaldsonville, Louisiana facility curtailed production from July 1st to August 5th of 2009. The fixed costs associated with this curtailment were $3.1 million. During the third quarter of 2009 our Verdigris, Oklahoma facility performed a turnaround at one of their ammonia, UAN, and nitric acid plants. The period costs associated with the turnaround were $4.0 million during the third quarter of 2009.
Our gross margin was $65.4 million in the third quarter of 2009 compared to $211.9 million in the third quarter of 2008. Gross margin decreased as a percentage of sales to 18.8% from 26.8%. The gross margin percentage includes a 63% decrease in natural gas costs for the third quarter of 2009. The third quarter natural gas unit costs, net of forward pricing gains and losses, declined from $9.94 per MMBtu in 2008 to $3.70 per MMBtu in 2009. Lower natural gas costs helped to reduce production costs by $171.4 million in the third quarter of 2009, when compared to the third quarter of 2008.

We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for the third quarter of 2009 and 2008 was $9.5 million and $27.1 million, respectively. Excluding the impact of the hedge cost, natural gas cost was $3.35 per MMBtu in the third quarter of 2009.
Selling, General and Administrative Costs and Other Operating Expenses
Selling, general and administrative (SG&A) costs decreased $1.0 million in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in bonus and restricted stock compensation expense, and a decrease in contracted and professional services, offset by an increase in phantom stock compensation expense resulting from a 43% appreciation in the market value of our stock price during the three months ended September 30, 2009.
Equity Earnings of Unconsolidated Affiliates — North America
We recorded income of $6.1 million from our North American equity investments in the third quarter of 2009 as compared to $15.9 million in the third quarter of 2008. In addition, we also received cash distributions of $4.5 million from our North American equity investments in 2009 as compared to $14.5 million in 2008. The decrease in the third quarter results is primarily due to the decrease in Gulf ammonia pricing which affects the results of our Point Lisas facility, as compared to the third quarter of 2008.
Equity Earnings of Unconsolidated Affiliates — GrowHow
We recorded income of $4.9 million from GrowHow for the third quarter ended September 30, 2009 as compared to income of $42.1 million for the quarter ended September 30, 2008. The decrease was attributed to a decrease in sales volumes and prices of 13% and 48%, respectively, offset by a 66% decrease in natural gas costs. During the third quarter of 2009, we received balancing consideration and other payments from GrowHow of $10.8 million.
Noncontrolling Interests
Noncontrolling interest represents third-party interests in the earnings of the publicly held common units of TNCLP. The 2009 and 2008 amounts are directly related to TNCLP earnings which decreased in 2009 as compared to 2008. During the first quarter of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The current quarter noncontrolling interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $1.3 million for the quarter ended September 30, 2009, as compared to $10.5 million for the quarter ended September 30, 2008.

Income Taxes
Our income tax expense for the third quarter of 2009 and 2008 was $5.0 million and $63.2 million, respectively. The effective tax rate was 10.1% in the quarter ended September 30, 2009. During the third quarter of 2009, we completed the preparation and filing of our 2008 U.S. federal income tax return and recorded adjustments which reduced our effective tax rate for the quarter ended September 30, 2009 by 16.1%. Excluding the effects of the adjustments, our effective tax rate would have been 26.2%. The 26.2% rate reflects the reorganization of Terra’s subsidiary operations during the fourth quarter of 2008 and expected utilization of state and federal tax credits. The effective tax rate was 26.9% for the quarter ended September 30, 2008 which reflects income in foreign jurisdictions with lower statutory tax rates compared to the United States as well as the utilization of federal and sate tax credits to reduce the estimated tax liability.
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008
Our net sales for the first nine months of 2009 were $1.2 billion, a decline of $987.7 million or 45% from the first nine months of 2008 net sales of $2.2 billion. Sales price reductions contributed 62% ($610.5 million) of the revenue decline, while sales volume reductions decreased revenues by 38% ($377.2 million).
The year over year decline in ammonia, UAN, and ammonium nitrate sales volumes reflects the continuing trend of delayed purchasing to replenish inventories and a reduction in planted corn acreage for the 2008/2009 season. This cautionary behavior is a result of inventory channel corrections residual of the 2007/2008 fertilizer season in addition to current economic conditions which have driven a conservative approach to capital management.
In response to reduced product movement, we continue to match our production to market demand, in 2009 aggregate production rates were reduced to 85% and production was curtailed at our Donaldsonville, Louisiana and Woodward, Oklahoma facilities at different times throughout the year. The fixed costs associated with these curtailments were $21.2 million. During 2009 several of our facilities have performed turnarounds. The period costs associated with the facilities being offline were $12.5 million for the nine months ending September 30, 2009.
Our gross margin was $299.0 million in the first nine months of 2009 compared to $675.6 million in the first nine months of 2008, and decreased as a percentage of sales to 24.5% from 30.6%. The gross margin percentage movement reflects a 43% decrease in natural gas costs. The first nine months of 2009 natural gas unit costs, net of forward pricing gains and losses, decreased from $8.74 per MMBtu in 2008 to $4.98 per MMBtu in 2009. Lower natural gas costs due to reduced demand and ample supplies helped to decrease production costs by $291.9 million for the nine months ending September 30, 2009, when compared to the nine months ending September 30, 2008.
We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for the first nine months of 2009 was $107.5 million as compared to the net benefit of derivatives for the first nine months of 2008 of $17.0 million. Excluding the impact of the hedge cost, natural gas cost was $3.60 per MMBtu in the first nine months of 2009.

Selling, General and Administrative Costs and Other Operating Expenses
Selling, general and administrative costs decreased $8.4 million in the first nine months of 2009 compared to the first nine months of 2008 primarily due to a decrease in bonus and restricted stock compensation expense, and a decrease in contracted and professional services, offset by an increase in phantom stock compensation expense resulting from an appreciation in the market value of our stock price during the nine months ended September 30, 2009. Other operating expenses of $14.3 million represents costs associated with the unsolicited exchange offer by CF, of which $1.7 million was previously reported in SG&A in the first quarter of 2009.
Equity Earnings of Unconsolidated Affiliates — North America
We recorded income of $10.9 million from our North American equity investments in the first nine months of 2009 as compared to $45.7 million in the first nine months of 2008. In addition, we also received cash distributions of $25.1 million from our North American equity investments in 2009 as compared to $55.4 million in 2008. The decrease in the first nine month results is primarily due to the decrease in Gulf ammonia pricing which affects the results of our Point Lisas facility, as compared to the first nine months of 2008.
Equity Earnings of Unconsolidated Affiliates — GrowHow
We recorded income of $2.5 million from GrowHow for the first nine months ended September 30, 2009 as compared to income of $89.0 million for the first nine months ended September 30, 2008. The decrease is primarily due to a 29% decrease in sales volumes and a 28% decrease in sales price, partially offset by a 58% decrease in natural gas cost in the first nine months of 2009 compared to the first nine months of 2008. During the first nine months of 2009, we received balancing consideration and other payments from GrowHow of $18.7 million in the first nine months of 2009.
Noncontrolling Interests
Noncontrolling interest represents third-party interests in the earnings of the publicly held common units of TNCLP. The 2009 and 2008 amounts are directly related to TNCLP earnings which decreased in 2009 as compared to 2008. During the first nine months of 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The current nine months noncontrolling interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $10.7 million for the nine months ended September 30, 2009, as compared to $26.1 million for the nine months ended September 30, 2008.
Income Taxes
Our income tax expense for the first nine months of 2009 and 2008 was $55.8 million and $229.7 million, respectively. The effective tax rate was 26.4% in the nine months ended September 30, 2009. During the third quarter of 2009, we completed the preparation and filing of our 2008 U.S. federal income tax return and recorded adjustments which reduced our effective tax rate for the nine months ended September 30, 2009 by 3.8%. Excluding the effects of the adjustments, our effective tax rate would have been 30.2%. The 30.2% rate reflects the reorganization of Terra’s subsidiary operations during the fourth quarter of 2008 and expected utilization of state and federal tax credits. The effective tax rate was 32.9% for the first nine months of 2008 which reflects income in foreign jurisdiction with lower statutory tax rates compared to the United States as well as the utilization of federal and state tax credits to reduce the estimated tax liability.

LIQUIDITY AND CAPITAL RESOURCES
Our primary uses of cash and cash equivalents were to fund our working capital requirements, make payments for plant turnarounds and capital expenditures, common stock dividends and make distributions to noncontrolling interests. The principal sources of funds were cash flows from operations and funds received from GrowHow, our 50% owned joint venture, and distributions received from our North American equity investments. Cash and cash equivalents were $1,001 million at September 30, 2009. During the first nine months of 2009 cash and cash equivalents increased $34.1 million.
Debt Refinancing, Special Dividend Declaration and Carseland Acquisition
On September 24, 2009, we announced plans to return an aggregate of approximately $750 million in cash to shareholders through a special cash dividend of $7.50 per common share. On October 28, 2009, we declared the special cash dividend of $7.50 per common share, payable December 11, 2009 to shareholders of record as of November 23, 2009.
Also on September 24, 2009, TCAPI commenced a cash tender offer for any and all of its outstanding 7% senior notes due 2017, and a solicitation of consents to eliminate substantially all of the restrictive covenants and certain events of default and to modify certain other provisions of the indenture governing the 2017 Notes. On October 27, 2009, TCAPI announced that it had completed its tender offer and received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2% of the outstanding 2017 Notes.
On October 26, 2009, TCAPI issued $600 million aggregate principal amount of senior notes due 2019. The 2019 Notes have an interest rate of 7.75% per annum and were issued at a price equal to 98.298% of their face value. The 2019 Notes were sold in a private offering that is exempt from the registration requirements of the Securities Act and are guaranteed on a senior unsecured basis by Terra and certain of its subsidiaries.
We will use the net proceeds of the 2019 Notes offering and available cash to purchase the tendered 2017 Notes and fund the special cash dividend, per the following table:

Sources		Uses
(dollars in millions)
2019 Notes, less discount	$589.8	Special cash dividend	$750.0
Estimated decrease in cash on hand	540.2	Repay 2017 Notes	317.5
		Tender premium for 2017 Notes	48.8
		Fees and expenses	13.7

Total sources	$1,130.0	Total uses	$1,130.0

On October 19, 2009, we announced we had entered into an agreement to purchase a 50% interest in Agrium’s Carseland, Alberta, Canada nitrogen production assets and certain U.S assets for a purchase price of approximately $250 million. The closing of the acquisition is subject to certain closing conditions and contingencies, including the completion by Agrium of its acquisition of CF.
We recently amended our revolving credit facilities to allow for the consummation of the transactions referred to above. See Note 19 to our unaudited consolidated financial statements included herein.

Cash Flows
The following table summarized our cash flows from operating, investing and financing activities for the nine month period ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
($ in millions)	2009	2008
Operating activities	$166.9	$205.5
Investing activities	(65.2)	(33.9)
Financing activities	(64.5)	(189.2)
Effect of exchange rate changes on cash	(3.1)	—

Increase in cash and cash equivalents	$34.1 $	(17.6)

Operating Activities
Our cash flows from operating activities were $166.9 million during the first nine months of 2009. The $166.9 million is comprised of $252.0 million from operations offset by $85.9 million from changes in our working capital accounts. The $252.0 million includes $176.8 million of net income before noncontrolling interest, adjusted for non-cash expenses. The significant non-cash expenses incurred include $63.1 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs, $13.4 million of share-based compensation, offset by $7.0 million of deferred income taxes.
Included in the September 30, 2009 cash and cash equivalents balance of $1.0 billion is $40.9 million of customer prepayments for the selling price and delivery costs of products that we expect to ship during the next six months, as compared to the September 30, 2008 cash and cash equivalents balance of $680.7 million which included $195.0 million of customer prepayments.
Investing Activities
Our investing activities used cash of $65.2 million during the first nine months of 2009. The primary use of cash was related to $73.0 million of property, plant and equipment purchases for our operations and $22.7 million for turnaround activities. The primary sources of cash were related to the $18.7 million balancing consideration and other payments received from GrowHow. We also received $11.7 million in distributions from our North American equity investments above the equity earnings.
We estimate our annual 2009 sustaining capital expenditures and turnaround costs will total $75 million to $80 million dollars. We also estimate our Woodward UAN expansion will require $70 million to $80 million dollars. In the aggregate, we estimate our 2009 capital and turnaround spending will be in the range of $145 million and $160 million dollars.
Financing Activities
Our financing activities used cash of $64.5 million during the first nine months of 2009. The primary use of cash related to $33.6 million of distributions to the noncontrolling interest holders of TNCLP and common stock dividends of $29.9 million.
Our current share buyback program extends through June 2010 and we have 7.4 million shares available to purchase under the authorization. There were no buybacks during the first nine months of 2009. The stock buyback program will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices as we determine to be appropriate.

Long-term Debt and Revolving Credit Facilities
TCAPI has 7% senior notes due 2017, of which an aggregate amount of $330.0 million was outstanding as of September 24, 2009. On September 24, 2009, TCAPI commenced a cash tender offer for any and all of its 2017 Notes. On October 27, 2009, TCAPI announced that it had completed its tender offer and received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2% of the outstanding 2017 Notes.
On October 26, 2009, TCAPI issued $600 million aggregate principal amount of senior notes due 2019. The 2019 Notes have an interest rate of 7.75% per annum and were issued at a price equal to 98.298% of their face value. The 2019 Notes are guaranteed on a senior unsecured basis by Terra and certain of its subsidiaries.
We have entered into revolving credit facilities with a group of banks totaling $200.0 million that expire on January 31, 2012. Borrowing availability is generally based on 100% of eligible cash balances, 85% of eligible accounts receivable and 60% of eligible finished goods inventory, and is reduced by outstanding letters of credit. These facilities include $50 million available only for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. At September 30, 2009, there were no outstanding revolving credit borrowings and there were $8.0 million in outstanding letters of credit, resulting in borrowing availability of approximately $192.0 million under the facilities. We are required to maintain a combined minimum unused borrowing availability of $30.0 million. The facilities also require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60.0 million, we are required to have generated $60.0 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the facilities) for the preceding four quarters. The facilities also require that there be no change of control related to Terra, such that no individual or group acquires more than 35% of the outstanding voting shares of Terra. Such change of control would constitute an event of default under the facilities.
Our ability to meet facilities covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the facilities or could result in termination of the facilities. Access to adequate bank facilities may be required to fund our need to build inventories during the first nine months of the year in order to ensure product availability during the peak sales season. We believe that our facilities are adequate for expected 2009 sales levels.
In addition, our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by our ability to obtain sufficient credit terms. For additional information regarding commodity price risk, see Item 3, Quantitative and Qualitative Disclosures about Market Risk.
Based on our September 30, 2009 financial position and the current market conditions for our financial products and for natural gas, we anticipate that we will be able to comply with our covenants through 2009.
In connection with the 2019 Notes offering, we entered into amendments to each of the facilities, which permitted us to consummate the 2019 Notes offering, the tender offer for our 2017 Notes and will permit us to pay the special cash dividend. The amendments also provided for an increase in the commitment fee under the $150 million facility from 0.50% to 0.75%, revised applicable margins and certain other covenant adjustments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra’s Annual Report on Form 10-K for the year ended December 31, 2008 provides more information as to the types of practices and instruments used to manage risk. There were no material changes in our use of financial instruments during the quarter ended September 30, 2009.
Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2009 are approximately 113 billion cubic feet (BCF). We have hedged 13% of our expected North American requirements for the next twelve months. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and our computations. These instruments and other natural gas positions fixed natural gas prices at $3.2 million (including $2.0 million included in accumulated other comprehensive gain) more than published prices for September 30, 2009 forward markets.
There were no material changes outside the ordinary course of business to Terra’s contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the period ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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

Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. Forward looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks, uncertainties and assumptions include, among others, statements relating to:
•	changes in financial and capital markets,

•	general economic conditions within the agricultural industry,

•	competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs),

•	changes in product mix,

•	changes in the seasonality of demand patterns,

•	changes in weather conditions,

•	changes in environmental and other government regulations,

•	changes in agricultural regulations,

•	changes in the securities trading markets, and

•	other risks detailed in the section entitled “Risk Factors” in our 2008 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.
Additional information as to these factors can be found in our 2008 Annual Report on Form 10-K and in our subsequent Quarterly Reports on Form 10-Q, in each case in the sections entitled “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes” to our consolidated financial statements included as part of this report.

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
Except for the addition of the risk factors listed below, there were no significant changes in our risk factors during the first nine months of 2009 as compared to the risk factors identified in our 2008 Form 10-K.
If the global economic downturn continues or worsens, our business could be adversely impacted.

 In the latter part of 2008 and into 2009, the global economic downturn worsened and the nitrogen markets continued to weaken. We have experienced declining demand and falling prices for some of our products due to the general economic slowdown and our customers’ reluctance to replenish inventories. In particular, industrial demand for ammonia has remained relatively weak as the economy has struggled to recover. At the same time, the economic downturn has also reduced demand and pricing for natural gas, the primary raw material used in the production of nitrogen products, which has helped to reduce our production costs. In light of these varied and sometimes offsetting effects, the overall impact of the global economic downturn is difficult to predict and our business could be adversely impacted.
We are exposed to risks associated with our joint venture investments.
We participate in several joint ventures with third parties. Our joint venture partners may have shared or majority control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners:
•	have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	are in a position to take action contrary to our instructions, requests, policies or objectives;

•	subject the property to liabilities exceeding those contemplated;

•	take actions that reduce our return on investment; or

•	take actions that harm our reputation or restrict our ability to run our business.
In addition, we may become involved in disputes with our joint venture partners, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues, increase our costs and lower our profits.
Disruption in or increased costs of transportation services could have an adverse effect on our profitability.
We depend on rail, barge, truck and pipeline transportation services to deliver nitrogen products to our customers, and transportation costs are a significant component of the total cost of supplying nitrogen products. Disruptions of these transportation services could temporarily impair our ability to supply nitrogen products to our customers. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our revenues and costs of operations.

CF’s continued proposals for a business combination with us may be disruptive to our business and adversely affect our operations and results.
Since the beginning of 2009, CF has made five separate proposals for a business combination with us. Each proposal has been carefully considered by our board of directors and thoroughly reviewed by our financial and legal advisors. Our board of directors has unanimously determined that each of CF’s proposals runs counter to our strategic objectives, substantially undervalues Terra both absolutely and relative to CF and would deliver less value to our shareholders than would owning Terra on a stand-alone basis. In an attempt to advance CF’s proposals for a business combination with Terra, CF has nominated and is soliciting proxies for an opposition slate of three nominees for election as directors at our 2009 annual meeting, scheduled for November 20, 2009, and has filed a definitive proxy statement with the SEC with respect to such solicitation. The uncertainty regarding the outcome of CF’s continued proposals may disrupt our business which could result in an adverse effect on our operating results.
Responding to the CF proposals has been, and may continue to be, a distraction for our management and employees and has required and may continue to require us to incur significant costs. Management and employee distraction related to the CF proposals also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: November 6, 2009	/s/ Daniel D. Greenwell

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