Form 10-K
period 2009-12-31
TERRA INDUSTRIES INC
filed 2010-02-25
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates computed by reference to the price at which the common shares were last sold, or the average bid and asked price of such common shares, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,380,919,125.90.

The number of Common Shares, without par value, outstanding as of February 25, 2010 was 100,105,516.
Documents Incorporated by Reference

Certain portions of the proxy statement for the 2010 Annual Meeting of Stockholders of Terra Industries Inc. are incorporated by reference into Part III hereof. The proxy statement for the 2010 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2009 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this Annual Report of Form 10-K may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. The forward looking statements contained herein include statements about the proposed business combination with Yara International ASA (“Yara”). Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks, uncertainties and assumptions include, among others:

▪	the possibility that various closing conditions for the proposed business combination with Yara may not be satisfied or waived, including that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the transaction,

▪	the risk that Terra’s stockholders fail to approve the proposed business combination,

▪	the risk that Yara’s stockholders fail to approve the proposed capital increase for its rights offering,

▪	the risk that the proposed business combination with Yara will not close within the anticipated time period,

▪	the risk that disruptions from the proposed business combination with Yara will harm Terra’s relationships with its customers, employees and suppliers,

▪	the diversion of management time on issues related to the proposed business combination with Yara,

▪	the outcome of any legal proceedings challenging the proposed business combination with Yara,

▪	the amount of the costs, fees, expenses and charges related to the proposed business combination with Yara,

▪	changes in financial and capital markets,

▪	general economic conditions within the agricultural industry,

▪	competitive factors and price changes (principally, sales prices of nitrogen and methanol products and natural gas costs),

▪	changes in product mix,

▪	changes in the seasonality of demand patterns,

▪	changes in weather conditions,

▪	changes in environmental and other government regulations,

▪	changes in agricultural regulations and

▪	changes in the securities trading markets.

Additional information as to these factors can be found in the sections entitled “Business,” “Risk Factors,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Glossary of Terms

AN	Ammonium Nitrate, a solid nitrogen product that Terra sells in agricultural and industrial grades. AN contains 34 percent nitrogen by weight.

API	American Petroleum Institute, the primary U.S trade association for the oil and natural gas industry.

ASC	Accounting Standards Codification – also referred to as “Codification”.

DEF	Diesel Exhaust Fluid. Urea solution that reduces NOx emissions from the exhaust stream of diesel engines. Terra’s branded DEF product is TerraCair Ultrapure® DEF.

DHS	Department of Homeland Security, A Cabinet department of the U.S. federal government responsible for protecting the U.S. from terrorist attacks and responding to natural disasters.

EPA	Environmental Protection Agency, a U.S. federal government agency charged with protecting human health and the environment.

FASB	Financial Accounting Standards Board

GAAP	General Accepted Accounting Principles

GrowHow	GrowHow UK Ltd., the U.K. joint venture in which Terra owns a 50 percent interest.

HAT	Houston Ammonia Terminal, a facility in which Terra owns a 50 percent interest. HAT was part of Terra’s 2004 acquisition of Mississippi Chemical Corporation.

IGAN	Industrial Grade Ammonium Nitrate, a prilled, low-density product containing 34 percent nitrogen by weight that is used as feedstock for blasting agents used in the mining industry and in other industrial applications.

NOx	Nitrogen Oxides, the EPA-regulated compounds that are reduced through the use of SCR technology and nitrogen-based reagents.

NYMEX	New York Mercantile Exchange

OSHA	Occupational Safety & Health Administration, a U.S. federal agency that regulates workplace safety and health.

PLNL	Point Lisas Nitrogen Limited, the ammonia manufacturing joint venture in the Republic of Trinidad and Tobago in which Terra owns a 50 percent interest. Also referred to as “Point Lisas”.

SCR	Selective Catalytic Reduction, the process that allows nitrogen-based reagents to reduce the nitrogen oxides that form when fossil fuels are combusted to atmospheric nitrogen and pure water.

TerraCair	TerraCair Ultrapure® DEF, Terra’s branded diesel exhaust fluid product. TerraCair’s quality is certified by the API.

TET	Terra Environmental Technologies Inc., Terra’s environmental business. TET was formed in 2003 and incorporated in 2007. It is a wholly-owned subsidiary of Terra Industries Inc.

TFI	The Fertilizer Institute, a trade organization of which Terra is a member. TFI represents the fertilizer industry on issues of public policy, communication and statistical needs of producers, manufacturers, retailers and transporters.

TNCLP	Terra Nitrogen Company, L.P., the Master Limited Partnership of which Terra Industries Inc. owns 75.3 percent of the outstanding units. TNCLP’s operations consist of the Verdigris, Oklahoma nitrogen manufacturing facility and terminal assets in Blair, Nebraska and Pekin, Illinois. TNCLP is traded under the ticker symbol TNH.

UAN	Urea Ammonium Nitrate solutions, Terra’s premiere product. UAN is a clear, odorless non-hazardous liquid that contains 28 to 32 percent nitrogen by weight. UAN is safer to store, transport and apply than ammonia.

U.K.	United Kingdom

USDA	United States Department of Agriculture, the U.S. federal executive department responsible for developing and executing U.S. federal government policy on farming, agriculture and food.

Item 1. Business

TERRA: A HISTORY OF GROWTH THROUGH ACQUISITION

Terra Industries Inc. was founded with the commission of its Port Neal, Iowa nitrogen manufacturing facility in 1964. Three years later, the plant began to produce nitrogen-based fertilizer for sale primarily into the Midwestern corn markets in its backyard. From those humble beginnings, Terra has grown into a leading international nitrogen producer with operations in the U.S., Canada, the United Kingdom (U.K.) and the Republic of Trinidad and Tobago.

Terra has accomplished this growth through a series of acquisitions, partnering arrangements and subsequent facility upgrades:

▪	In 1976, Terra doubled its nitrogen production capacity by forming a partnership to operate a new plant in Woodward, Oklahoma. Terra later bought out its partner’s interest in this facility, and expanded its ammonia plant. In 2010, Terra expects to complete a project to add 500,000 tons per year of urea ammonium nitrate solutions (UAN) capacity at this facility, consistent with the company’s strategic focus on higher-value, upgraded products.

▪	In 1993, Terra made its first investment outside the U.S. with the purchase of a nitrogen fertilizer manufacturing complex in Courtright, Ontario, Canada. Shortly thereafter, Terra combined the two existing urea plants in Courtright into an improved single unit that manufactures product that can be granulated or used as a feedstock in UAN production.

▪	Just a year after the Courtright acquisition, Terra purchased Agricultural Minerals and Chemicals Inc., with manufacturing facilities in Verdigris, Oklahoma and Blytheville, Arkansas, again doubling its nitrogen production capacity. The acquisition also included terminal assets. Terra eventually closed the Blytheville manufacturing facility permanently when high North American gas prices and stiff competition from Gulf importers rendered the facility unprofitable. We sold the Blytheville terminal assets in 2005, but retained access to the ammonia and UAN storage capacity through a leasing agreement. We continue to operate terminal assets in Blair, Nebraska and Pekin, Illinois that we gained through this acquisition.

▪	Terra expanded beyond North America in 1997 with the acquisition of two nitrogen fertilizer plants in the U.K., at Billingham and Severnside. Ten years later, Terra contributed its U.K. assets to a joint venture with Kemira GrowHow Oyj to form GrowHow UK Ltd. (GrowHow). Recognizing that the U.K. market could be better served with two manufacturing facilities rather than the three it was then operating, GrowHow soon closed the Severnside facility. Terra continues to own a 50 percent interest in GrowHow, and the steps undertaken to realize synergies and right-size production to U.K. demand has allowed the joint venture to contribute meaningfully to Terra’s financial performance.

▪	In 1997, Terra also completed an expansion project at its Port Neal, Iowa facility, increasing its UAN capacity by more than 60 percent and furthering Terra’s leading position in UAN.

▪	In 2004, Terra acquired Mississippi Chemical Corporation, including a manufacturing facility in Yazoo City, Mississippi; an ammonia plant and deepwater terminal in Donaldsonville, Louisiana; a 50 percent interest in Point Lisas Nitrogen Limited (Point Lisas) in the Republic of Trinidad and Tobago, an ammonia production joint venture with a long-term, beneficial natural gas contract; and a 50 percent interest in an ammonia terminal near Houston, Texas. Terra has since restarted the previously idle Donaldsonville ammonia facility and modified one of the Yazoo City ammonium nitrate (AN) towers to allow it to produce industrial grade AN in addition to agricultural grade AN. The modifications allowed Terra to more fully utilize Yazoo City’s AN capacity, and fulfill commitments to a significant new industrial customer.

Terra has also pursued organic growth opportunities, as with the formation of its environmental arm, Terra Environmental Technologies (TET). Established in 2003, TET provides products and services to customers using nitrogen products to reduce nitrogen oxides (NOx) and other emissions from various sources, including power plants; and in other environmental processes, such as water treatment. A new opportunity is emerging for TET with the North American use of urea liquor solution to reduce harmful emissions from the exhaust of diesel engines. TET is positioned to be a leader in North American environmental nitrogen.

TERRA TODAY

Terra, along with its subsidiaries, is a leading North American producer and marketer of nitrogen products, serving agricultural and industrial (including environmental) markets. In addition to manufacturing facilities at Port Neal, Iowa; Courtright, Ontario, Canada; Yazoo City, Mississippi; Donaldsonville, Louisiana and Woodward, Oklahoma, we own a 75.3 percent interest in Terra Nitrogen Company, L.P. (TNCLP), which, through its subsidiary, Terra Nitrogen, Limited Partnership, operates our manufacturing facility at Verdigris, Oklahoma. We are the sole general partner and the majority limited partner of TNCLP. In addition, we own a 50 percent interest in Point Lisas, an ammonia production joint venture in the Republic of Trinidad and Tobago. We also own a 50 percent interest in GrowHow, a nitrogen products manufacturing joint venture with facilities in the U.K.

Terra is one of the largest North American producers of anhydrous ammonia (or ammonia), the basic building block of nitrogen fertilizers. We convert a significant portion of the ammonia we produce into UAN, AN and urea. Each of these products is easier for distributors and farmers to transport, store and apply to crops than ammonia. We also convert ammonia to nitric acid and dinitrogen tetroxide for use in industrial applications, and capture and sell carbon dioxide to industrial users.

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

Agricultural and industrial customers accounted for approximately 70 and 30 percent of our 2009 North American nitrogen product revenues respectively.

Financial information about our principal industry segment and geographic areas is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations , and Note 22, Industry Segment Data, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The Pending Yara Merger

On February 12, 2010, Terra entered into an Agreement and Plan of Merger (the “Yara Merger Agreement”) with Yara International ASA (“Yara”) and Yukon Merger Sub, Inc. (“Merger Sub”), an indirect, wholly owned subsidiary of Yara. If the transactions contemplated by the Yara Merger Agreement are consummated, Merger Sub will merge with and into Terra (the “Yara Merger”), with the result that Terra will become an indirect, wholly owned subsidiary of Yara.

Upon consummation of the Yara Merger, each outstanding share of Terra common stock will be converted into the right to receive $41.10 in cash, without interest and less any taxes required to be withheld. The purchase price is subject to increase as provided in the Yara Merger Agreement if Yara does not hold its stockholders meeting to obtain the Yara Stockholder Approval (as defined below) within 90 days from the date of execution of the Yara Merger Agreement.

The consummation of the Yara Merger is subject to certain conditions, including, among others, (i) the approval by Terra’s stockholders (the “Terra Stockholder Approval”) of the Yara Merger, (ii) the approval by Yara’s stockholders

(the “Yara Stockholder Approval”) of the issuance of Yara common stock to finance a portion of the Yara Merger consideration, (iii) the receipt of regulatory approvals (or the expiration of applicable waiting periods) in the United States, Canada and the European Union, (iv) the absence of legal restraints preventing consummation of the Yara Merger, (v) the absence of pending lawsuits by any governmental entity seeking to prevent consummation of the Yara Merger that would reasonably be expected to result in certain material adverse effects on Terra and (vi) the absence since January 1, 2009 of any change or event that, individually or in the aggregate, has resulted in or would be reasonably expected to result in a material adverse effect on Terra. The Yara Merger is not subject to any financing condition.

The Yara Merger Agreement contains certain termination rights and provides that (i) upon the termination of the Yara Merger Agreement under specified circumstances, including, among others, by Terra to accept a superior proposal or by Yara upon a change in the recommendation of Terra’s board of directors, Terra will owe Yara a cash termination fee of $123 million and (ii) upon the termination of the Yara Merger Agreement due to Yara’s failure to obtain the Yara Stockholder Approval, Yara will owe Terra a cash termination fee of $123 million.

2009 OVERVIEW
Executing Our Business Strategy

Our income attributable to common stockholders was $152.6 million ($1.53 per diluted share), compared to $631.9 million ($6.20 per diluted share) for 2008, an exceptional year, and Terra’s most profitable. Results for 2009 were reduced by special charges totaling $86.4 million, net of tax ($0.86 per diluted share), related to tax expenses for repatriation of funds to the U.S., fees on early debt retirement and operating expenses related to CF Industries Holdings, Inc.’s (CF) unsolicited proposals to acquire Terra. Excluding these special charges, Terra’s full-year 2009 adjusted results represent the third-best annual financial performance in the company’s history.

Terra delivered this strong performance against a backdrop of lackluster nitrogen demand resulting from the global economic crisis and the psychological effect on buyers of having managed through high-priced inventory from the previous year. The sluggish nitrogen demand resulted in depressed selling prices and weaker sales volumes, which were partially offset by natural gas price reductions. Our ability to generate significant cash in this difficult environment is testament to the effectiveness of our strategic positioning over the past several years.

A discussion of significant activities for the year follows.

Expanding Upgrading Capacity

We announced in May 2008 plans to expand the upgrading capacity at our Woodward, Oklahoma nitrogen manufacturing facility at a cost of approximately $180 million. As a result of this project, ammonia available for sale as a finished product will decrease from 310,000 to about 100,000 tons per year, and UAN capacity will increase by about 500,000 tons per year.

Ammonia sales out of the Woodward facility have traditionally been into industrial and local agricultural markets. Once this project is complete, Woodward will serve primarily agricultural markets with its reduced ammonia and increased UAN output. Because agricultural customers are closer to the Woodward facility than industrial customers previously serviced, and because UAN is a value-added product, we expect the capacity upgrade to strengthen our competitive position in the region.

We made substantial progress on this project in 2009, completing enhanced loading facilities, a new substation, a new control room and tie-ins to the existing plant. The project continues on schedule and on budget, and we expect to complete the new upgrading in the third quarter of 2010.

Positioning Terra Environmental Technologies for Market Leadership

We formed TET, an indirect, wholly owned Terra subsidiary, in 2003 to expand upon our industrial business by focusing on the fast-growing emissions reduction business. The 1990 Amendments to the Clean Air Act form the basis of these businesses through the promulgation of various Environmental Protection Agency (EPA) regulations to govern and reduce the emissions of NOx from all sources. Nitrogen oxides are major contributors to ground-level ozone and smog. The EPA recently strengthened these ambient air standards and have proposed even further reductions, even though significant portions of the country do not yet comply with current standards.

Nitrogen oxides form when fossil fuels are combusted. These oxides, when mixed with nitrogen-based products in the presence of air, are reduced to atmospheric nitrogen and water. This reduction occurs naturally, but its efficiency can be improved significantly with the use of Selective Catalytic Reduction (SCR) technology. SCR represents the post-combustion, emissions after-treatment technology of choice for most power, industrial and diesel engine applications.

TET provides emissions control solutions, offering nitrogen-based products (reagents) including anhydrous ammonia, ammonium hydroxide, and liquid and dry urea; and a broad range of technical, engineering and logistical services. TET serves two discrete customers: stationary and mobile. Stationary customers include coal-fired power plants and other large industries seeking to reduce NOx emissions. Mobile customers include all businesses involved in supplying diesel exhaust fluid (DEF) to consumers who use it to reduce harmful emissions from the exhaust stream of diesel engines, including automotive fluid distributors, truck stops, a variety of retail outlets and original equipment manufacturers (OEMs).

Stationary Business: Established and Growing

In 2009, TET-supplied reagents reduced more than 800,000 tons of NOx produced at fossil-fuel-based power plants and from large and small industrial boiler applications. We deliver these products to our customers by tanker truck or railcar either directly from Terra’s manufacturing facilities or through our many terminal locations. Fossil fuels generate 70 percent of the U.S.’s electricity needs, with coal and natural gas contributing 50 and 20 percent, respectively, of that generating capacity. We believe the EPA’s continued focus on improving air quality and the heavy reliance on fossil fuels to power the nation’s industrial and household energy needs will provide excellent growth opportunities for sales to stationary customers for the foreseeable future.

Mobile Customers: A Source of New Revenues

Mobile sales are poised for growth over the next few years, and we believe TET is positioned to be a leader in this arena. TET’s branded diesel exhaust fluid—TerraCair Ultrapure® DEF (TerraCair)—is a urea solution that helps clean the air by reducing NOx emissions from the exhaust stream of diesel engines. Its use is driven by EPA legislation taking effect in 2010 that will require new on-road vehicles with diesel engines to meet more stringent emissions requirements.

Product quality is essential to success in the DEF marketplace, since an impure product can damage SCR equipment, negatively impact aftertreatment operating performance and nullify manufacturer warranties. Customers prefer domestically produced DEF due to quality requirements: the liquid product is expensive to transport due to its high water content, and the granular product, while less expensive to move, uses formaldehyde—a material that can foul catalyst systems—as a stabilizer.

TET’s 2009 Accomplishments Were Significant

TET has been laying the groundwork for leadership for some time. Significant accomplishments in 2009 were:

▪	Working with the American Petroleum Institute (API) to certify the quality of TerraCair. Through this exhaustive process, we ultimately received certification that recognizes that our product meets the stringent quality standards that engine manufacturer service warranties require.

▪	Executing an agreement with Excelda Manufacturing Company for the packaging and distribution of TerraCair in package sizes of 50 gallons or less. This agreement complements one that TET signed with Brenntag North America in December 2008. Together, the Excelda and Brenntag agreements provide avenues for TET to distribute TerraCair in package sizes ranging from one-gallon containers to bulk truckloads.

▪	Signing DEF supply agreements with Daimler Trucks North America LLC; Volvo Group North America, Inc; Mack Trucks, Inc. and Ford Motor Company.

▪	Launching a new Web site at www.tet-terra.com in support of TET’s position as a North American leader in emissions reduction.

Recalibrating Our Balance Sheet

In the 2009 fourth quarter, Terra recalibrated its balance sheet, paying off approximately $318 million in debt and assuming approximately $600 million in new debt under more flexible terms that, among other things, enabled Terra to pay shareholders a $7.50-per-share dividend in December 2009. With cash in excess of $500 million at December 31, 2009, Terra has the financial flexibility to complete the planned acquisition of a 50 percent interest in Agrium, Inc.’s (Agrium) Carseland, Alberta, Canada nitrogen manufacturing facility, and pursue other growth opportunities. The acquisition is conditioned upon Agrium’s successful acquisition of CF, and the satisfaction of certain other conditions.

Returning Value to Shareholders

Since 2006, Terra has consistently returned cash to its shareholders. Over the past three years, Terra has returned more than $1 billion, or 108 percent of its net income, to shareholders in the form of share buybacks and cash dividends, including the December 2009 return of approximately $750 million of cash to shareholders through a special dividend.

Living Our Values

Some of our guiding principles are to protect the safety of our employees, neighbors and communities; institute and observe effective security procedures at our manufacturing sites and in the transportation and delivery of our products; be responsible stewards of the environment; provide excellent customer service; be good corporate citizens; and extend competitive wages and benefits to our employees. Following are examples of how we acted on these values in 2009.

Operate Safely

Our employees’ commitment to practicing safe work habits resulted in three notable achievements in 2009:

▪	Our Verdigris facility was awarded Occupational Safety & Health Administration (OSHA) VPP Star status, representing the highest level of voluntary safety program recognition that can be achieved in industry.

▪	Our Courtright staff achieved three million man-hours worked without a lost-time injury.

▪	Our Yazoo City staff achieved one million man-hours worked without a lost-time injury.

Focus on Security

We continue to track a number of new legislative and regulatory security initiatives. In 2009, Terra worked closely with The Fertilizer Institute (TFI) to help the Department of Homeland Security (DHS) on the newly developed Secure Handling of Ammonium Nitrate Act (Act). Terra supports this Act and has made comments to enhance the implementation of its requirements to register all those who receive AN in a national database maintained through the DHS. We have sent letters to all our AN customers to inform them of existing regulations and updates on the development of the Act.

Sustain Our Business through Green Initiatives

We are doing our part to preserve the environment. The fastest-growing arm of our business—TET—is devoted to reducing emissions, and we have also spent the capital necessary to voluntarily reduce EPA Toxic Release Inventory emissions from our U.S. facilities to the air and water by more than 70 percent over the past 20 years. Some 2009 accomplishments in this arena were:

▪	Terra reduced its total direct greenhouse gas emissions by six percent in 2009 with the installation of projects on nitric acid units at Verdigris and Yazoo City. The projects resulted in a decrease in greenhouse gas emissions of more than 600,000 metric tons of carbon dioxide over the course of the year.

▪	TET-supplied reagents reduced more than 800,000 tons of NOx produced at fossil-fuel-based power plants and from large and small industrial boiler applications.

▪	We completed our second full year of partnering with Envirofresh Produce Inc. on an innovative project that reduces our Courtright manufacturing facility’s environmental footprint. Envirofresh built greenhouses on 170 acres of Terra land in 2008. Today, excess energy from the manufacturing process heats the greenhouses, and carbon dioxide that would formerly have been released into the air is now captured and used in food production. The project ties in perfectly with Terra’s primary business of providing crop nutrients and also aligns with our desire and ongoing efforts to be environmentally responsible.

Listen and Respond to Customer Needs

Terra is committed to building relationships with customers by providing excellent service. We demonstrated this in 2009 through the following initiatives:

▪	We instituted a web-based customer portal that gives our customers greater visibility and access to their account information. The portal environment has been well used and highly appreciated by our customers.

▪	Consistent with our past practices, we conducted a customer survey to broaden our understanding of customer wants and needs and develop appropriate responses to meet those needs. This project is part of an ongoing process to continuously improve our relations with agricultural, industrial and environmental customers.

Support Our Communities

Terra strives to be a leading corporate citizen in the communities in which we operate. We support our local communities through United Way fund drives, Big Brothers/Big Sisters classroom partnering, hosting an annual charity golf tournament, supporting local and state 4H Foundations, and supporting higher education through internships and partnerships, among other events and activities. We also make dollars and manpower available for one-off events such Yazoo City providing for the construction of “Kidstown.” Over the course of several weeks, Terra provided the manpower and tools to lay cement foundations for elaborate play equipment for the city park, assemble all the equipment and secure it to the foundations.

THE NITROGEN INDUSTRY: CONDUCTING BUSINESS IN A GLOBAL MARKETPLACE

The nitrogen business operates in a global environment. Large volumes of ammonia, UAN, urea and AN trade across continents each year. Of these products, UAN is used principally in North America and Western Europe, and has only recently been traded in other countries. The global trade of nitrogen products is directly affected by each product’s water content. UAN’s high water content and need for transportation in tankers can cause transportation costs per unit of nitrogen to be higher than for other forms of internationally traded nitrogen products.

Strategic Production Locations

When shipping a high volume and frequently liquid product, transportation costs and distance to market are key factors to success. The locations of our North American production facilities provide us an advantage in serving agricultural customers in the Corn Belt and other major agricultural areas in the United States and Canada. The GrowHow facilities are positioned to serve customers throughout the U.K. The Point Lisas ammonia production facility in Trinidad and Tobago serves U.S. and international nitrogen customers, benefiting from access to low-cost natural gas supplies.

Product Mix

Ammonia, UAN, urea and AN are the principal nitrogen products we produce and sell in North America. GrowHow produces and sells primarily ammonia, AN and fertilizer compounds in the U.K. The Point Lisas production facility in Trinidad provides ammonia for sale to both U.S. and international customers. Other products we manufacture include nitric acid, dinitrogen tetroxide and carbon dioxide. These products, along with a portion of our ammonia, AN and urea production, are used in industrial applications.

Although the different nitrogen fertilizer products are interchangeable to some extent, each has its own characteristics that make one product or another preferable to the end-user.

Anhydrous Ammonia

We are the leading U.S. producer of ammonia. Ammonia is produced when natural gas reacts with steam and air at high temperatures and pressures in the presence of catalysts. Although generally the cheapest source of nitrogen available to agricultural customers, ammonia can be less desirable to end-users than UAN, urea and AN because of its need for specialized application equipment and its limited application flexibility.

In 2009, we produced approximately 3,045,000 tons of ammonia at our North American facilities. Consistent with the terms of our contract which runs through 2018. In 2009, we purchased one-half of the ammonia produced at Point Lisas based on market indexed prices. In 2009, this amounted to approximately 360,000 tons. We sold a total of 1,607,000 tons of ammonia worldwide in 2009 and consumed approximately 1,438,000 tons of ammonia as a raw material to manufacture our other nitrogen products.

Urea Ammonium Nitrate Solutions (UAN)

Terra is the largest UAN producer in the world. We focus on this product because of its unique qualities which provide many benefits over ammonia. UAN is a clear, non-hazardous liquid that can be applied to crops directly or mixed with crop protection products, permitting the application of several materials simultaneously, reducing energy and labor costs and accelerating field preparation for planting. UAN has high water content, which increases transportation costs. A major portion of our UAN is produced in the Corn Belt, giving us close proximity to the end user and minimizing transportation costs. UAN may be applied from ordinary tanks and trucks and sprayed or injected into the soil, or applied through irrigation systems. In addition, UAN may be applied throughout the growing season, providing significant application flexibility. Due to its stability, UAN (like AN) may be used for no-till row crops where fertilizer is spread on the surface of the soil.

In 2009, we produced and sold approximately 3,297,000 and 3,226,000 tons of UAN, respectively.

Ammonium Nitrate (AN)

Terra produces AN in three major forms, which we sell to agricultural and industrial customers. In 2009, we produced and sold approximately 995,000 and 879,000 tons of AN, respectively.

ANS (Ammonium Nitrate Solution)

All AN production begins with ANS, a liquid product that is 89 percent AN, or 31 percent nitrogen. ANS is diluted to an 84 percent AN concentration for merchant sales to industrial customers who use it as a feedstock to:

▪	produce an emulsion that is used as a blasting agent in the mining industry;

▪	act as an oxidant in the production of catalyst for oil refineries; and

▪	produce nitrous oxide, or laughing gas, which is used primarily in dentistry.

Terra also further processes the 89 percent ANS into the upgraded nitrogen products Amtratetm (agricultural grade AN) and IGAN (Industrial Grade Ammonium Nitrate.)

Amtratetm

We are the largest manufacturer and marketer of agricultural-grade AN fertilizer in the U.S., and through production at GrowHow, in the U.K. Amtratetm, our branded agricultural grade AN, contains 34 percent nitrogen by weight. Because it is not subject to evaporation losses, it is the product of choice for pastures and no-till crops where fertilizer is spread upon the soil’s surface.

IGAN

IGAN is prilled, low-density product containing 34 percent nitrogen by weight that is used as feedstock for blasting agents used in the mining industry and in other industrial applications.

Urea

We produce both a solid form of urea (granular urea) for industrial and agricultural markets, and a liquid form (urea liquor) for animal supplements and industrial (including environmental) applications.

Granular urea has the highest nitrogen content of any solid nitrogen product.

In 2009, we produced and sold approximately 803,000 and 284,000 tons of urea, respectively.

Non-Core Products

Terra reduces our impact on the environment and maximizes the efficiency of our manufacturing facilities by capturing and/or further processing by-products from the manufacture of our core product mix. Descriptions of these secondary products follow.

Nitric Acid

Nitric acid is made by oxidizing ammonia with air. Terra uses this product as a raw material for other nitrogen products and sells it to industrial customers to produce such materials as nylon fibers, polyurethane foams and specialty fibers.

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

Carbon Dioxide

Carbon dioxide, or CO2, is a tasteless, colorless, odorless, nonflammable, liquefied gas. Terra’s captures much of the carbon dioxide produced in our manufacturing process, then purifies and liquefies it and sells it to industrial customers. These customers use it to produce everyday products like carbonated soft drinks, fire extinguishers and dry ice, among many others.

Customer Base

Agricultural

Our agricultural customers consist of independent dealers, national retail chains and cooperatives. These agricultural customers, in turn, sell product to dealers, farmers and other end-users. A key to Terra’s competitiveness is our close proximity to agricultural customers. This allows us, in most instances, to have the lowest delivered cost for the customer’s product of choice. It also enables Terra to respond quickly to customer needs.

Industrial

Our industrial customers use nitrogen products as feedstocks for a variety of chemical processes and in the manufacture of pulp, paper, fibers and a range of other everyday products.

Environmental

Our TET business provides products and services to customers using nitrogen products (chiefly ammonia, aqua ammonia and urea) to reduce NOx emissions from various stationary sources, such as power plants; in other environmental processes, such as water treatment; and in the emerging DEF business.

Distribution

Terra’s nitrogen distribution network, one of North America’s largest, is located to position Terra products near the customers we serve. Terra either owns or has storage agreements that provide access to nearly 1.3 million tons of nitrogen fertilizer storage space at more than 50 locations. Terra’s system has extensive modal flexibility to deliver products by truck, rail, barge, vessel and pipeline. Terra’s Donaldsonville facility not only produces ammonia but also serves as an import facility for ocean-going vessels of both ammonia and UAN. In addition, Terra is the only domestic ammonia producer with operating ammonia production facilities that originate on both interstate ammonia pipelines. Our Blair terminal is one of only two facilities in the country that can receive product from both major interstate ammonia pipelines. In 2009, the Blair facility shipped more ammonia than any other year in its history.

Terra has exclusive right of use of certain terminal assets at Blytheville, consisting of storage and supporting infrastructure for 40,000 tons of ammonia and 9,500 tons of UAN.

In addition to our bulk storage distribution network, Terra has partnered with a number of railcar receiving direct-transfer facilities to deliver trucks of ammonia and reagent grade urea liquor to NOx reduction customers.

We also own a 50 percent interest in the Houston Ammonia Terminal (HAT), located on the Houston Ship Channel near Pasadena, Texas. HAT has two 15,000-ton ammonia storage tanks which provide ammonia to industrial customers in the area via a pipeline system. The terminal can also receive ocean-going vessels.

Transportation

We use several modes of transportation to distribute products to customers, including railcars, common carrier trucks, barges and common carrier pipelines:

▪	Railcars are the major mode of transportation at our North American manufacturing facilities. At December 31, 2009, our rail distribution system had approximately 3,000 railcars, including those dedicated to hauling TET product. We believe our fleet of UAN railcars is the largest in North America.

▪	We also deliver significant quantities of our product by truck. We own and operate a common carrier, Terra Express, Inc., that specializes in transporting all forms of nitrogen.

▪	We use barges to move product up the river system and into the Corn Belt. We hold twelve UAN and six ammonia barges under long-term charter. We know of no recognized public source for industry barge data, but believe that our long-term charters comprise about 20 and 17 percent of the total available UAN and ammonia fleets, respectively.

▪	We use two separate pipeline transportation agreements to move ammonia to the Corn Belt from our facilities. The Magellan ammonia pipeline is directly connected to our Verdigris, Blair and Port Neal facilities and the NuStar ammonia pipeline is directly connected to our Donaldsonville and Blair facilities. Our Woodward facility injects product into the Magellan system as warranted via truck transfers. The location of our manufacturing facilities and our network of distribution and transportation resources allow Terra to efficiently provide nitrogen products to agricultural and industrial customers.

NITROGEN INDUSTRY OVERVIEW
Building Blocks for Growth

The three major nutrients required for plant growth are nitrogen, produced from natural gas; phosphorous, mined as phosphate rock; and potassium, mined as potash.

These three nutrients occur naturally in the soil, but must be replaced because as crops grow, they remove them from the ground. Nitrogen, to a greater extent than phosphate and potash, must be reapplied each year in areas of intense agricultural usage because of nitrogen absorption by crops and its tendency to escape from the soil by evaporation or leaching. Consequently, demand for nitrogen fertilizer tends to be more consistent on a year-to-year, per-acre-planted basis than is demand for phosphate or potash fertilizer.

The major nitrogen consuming crops in North America are corn and wheat, although cotton, rice and sugar cane all require significant application rates of nitrogen per acre. In the U.K., wheat is the major nitrogen consuming crop. Certain crops, such as soybeans and other legumes, can better absorb atmospheric nitrogen and do not require nitrogen fertilizers.

Demand: Stable Growth

Global demand for fertilizers generally—and nitrogen in particular—grows at predictable rates that tend to correspond to growth in grain production and expansion of industrial markets. Global fertilizer demand is driven in the long-term by population growth, rising use of biofuels, increases in disposable income and associated improvements in diet. Short-term fertilizer demand depends on world economic growth rates and factors creating temporary imbalances in supply and demand. These factors include weather patterns, the level of world grain stocks relative to consumption, agricultural commodity prices, energy prices, crop mix, fertilizer application rates, farm income and temporary disruptions in fertilizer trade from government intervention such as changes in the buying patterns of China and India.

Long-term global demand growth for nitrogen is also present in the industrial and environmental businesses. Industrial growth is tied to increasing demand for coal and the expansion of industries that use nitrogen as a raw material. Growth in the environmental business is tied to increased use of nitrogen products that reduce NOx emissions. In the short-term environmental growth is spurred by changes in legislation and regulations. When these changes become institutionalized, they form the foundation for organic long-term growth as the environmental business increases in size over time.

Supply: Influenced by Gas Costs and Capital/Construction Costs

Over the past seven years, global ammonia capacity has increased incrementally, growing at an average of approximately 2.5 percent per year. This result was attributable principally to the combination of new project capacity being offset by permanent plant closings in the U.S. and in Europe. As global operating rates and prices have risen, so have plans for new capacity.

This anticipated new global capacity will come primarily from advantaged natural gas regions of the world, such as the Middle East and Africa. This expansion of capacity could be limited, however, by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has increased domestic gas prices as well as prices paid by their export customers. This has increased production costs for new and existing plants in Russia and Europe.

Imports account for a significant portion of U.S. nitrogen product supply. Producers from Russia, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often most competitive in regions close to the point of entry for imports, primarily the Gulf coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn-growing regions of the U.S., which are more distant from these points of entry. According to Fertecon, a leading fertilizer industry publication, world ammonia imports grew from 17.0 million tons in 2000 to 20.3 million tons by 2008 due to the exceptional increase in gas prices in the U.S. and Europe during this period and the consequent closure of U.S. capacity.

Outlook: Broadly Positive

As of October 2009, Fertecon forecasted global nitrogen fertilizer demand to rise by around 2 percent per year from 2008 to 2020, increasing by 23.9 million tons or close to 23 percent over the period. In North America, nitrogen fertilizer consumption is expected to increase in the same period from 14.1 million tons to 16.0 million tons, a 14 percent increase.

The continued growth in nitrogen demand has helped stabilize global ammonia capacity utilization rates, which averaged 82 percent between 2007 and 2008. Fertecon forecasts global ammonia utilization rates to remain stable at approximately 80 percent, and North American ammonia utilization rates to remain stable at approximately 85 percent, through 2015.

To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next decade. According to Fertecon, global ammonia capacity is forecasted to increase by 17.5 million tons by 2015, a total increase of 12 percent. This projected capacity increase excludes Chinese plants, as any new volumes in China are not expected to reach global markets. There are a number of new capacity projects expected or underway in gas advantaged regions, however, increased construction costs and changes in market dynamics have delayed a number of such projects.

World trade in ammonia is expected to increase by 4.1 million tons or 22 percent from 2009 to 2015, according to Fertecon, representing more modest growth than 2000 to 2005. Fertecon projects that higher gas costs for Russian and Ukrainian exporters and the lower relative gas price outlook for the U.S. would appear to support continued operating rates at the remaining U.S. ammonia capacity, limiting the near-term growth in ammonia imports.

Global grain inventories are currently at levels significantly below the ten-year average, and corn prices, which have been volatile over the past several years, stand at $3.34 per bushel as of February 19, 2010 versus $3.40 per bushel one year prior and $4.98 per bushel two years prior. Both of these factors influence the outlook for demand for our products.

The emergence of ethanol as an alternative energy source has the potential to drive incremental fertilizer demand. Corn, the primary feedstock for U.S. ethanol production, represents approximately 46 percent of fertilizer demand in North America. New ethanol capacity is increasing the demand for corn and is expected to increase U.S. corn acreage for ethanol production from 20 million acres in 2008 to 29 million acres in 2012. The amount of corn used in the U.S. for ethanol production has more than doubled in the last five years. In 2007-2008, approximately 3.0 billion bushels of corn were used for ethanol production. This number is projected to rise to over 4.0 billion bushels by 2009-2010, equivalent to approximately 32 percent of the U.S. corn crop.

The 1990 Amendments to the Clean Air Act increasingly require companies that combust fossil fuels to reduce their emissions. Reduction of oxides of both nitrogen and sulfur are accomplished with SCR and wet scrubbing technologies. Environmental control devices using ammonia or ammonia-based compounds, across a broad range of applications from coal based generation to diesel engines, are very effective in meeting emissions targets. Further, TET is establishing an infrastructure to serve DEF customers. We believe these new and emerging opportunities may increase North American demand for ammonia by up to 2.5 million tons by 2018.

Seasonality and Volatility

The fertilizer business is highly seasonal based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak consumption periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the late fall/early winter period as depleted inventories are restored.

Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:

▪	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

▪	Quantities of fertilizers imported to primary markets;

▪	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markets, and domestic demand (food, feed and biofuel); and

▪	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted, crop prices and environmental demand.

Raw Materials

The sole purchased feedstock used to produce manufactured nitrogen products is natural gas.

Natural gas costs in 2009 accounted for approximately 43 percent of our total costs and expenses. Significant increases in natural gas costs that are not hedged or recovered through increased prices to customers would have an adverse impact on our business, financial condition and results of operations. We believe there will be a sufficient supply of natural gas for the foreseeable future and we will, as opportunities present themselves, enter into firm transportation contracts to minimize the risk of interruption or curtailment of natural gas supplies during the peak-demand season. We use a combination of spot and term purchases of varied duration from a variety of suppliers to obtain natural gas supply.

How Natural Gas Gets to Terra’s Facilities
		2009 Average Basis
Facility	Mode of Transportation	Difference From Henry Hub
Courtright, Ontario	Purchased from local utility distribution company, through open access	0.29
Donaldsonville, Louisiana	Four intrastate pipelines	.04
Port Neal, Iowa	Interstate, open-access pipelines	(0.44)
Verdigris, Oklahoma*	Intrastate pipelines	(0.79)
Woodward, Oklahoma*	Interstate and intrastate pipelines	(0.79)
Yazoo City, Mississippi	Three interstate pipelines and one intrastate pipeline	.04

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

Competition

The categories in which we operate are highly competitive. Competition for agricultural product sales takes place largely on the basis of price, supply reliability, delivery time and quality of service. Feedstock availability to production facilities and the cost and efficiency of production, transportation and storage facilities are also important competitive factors.

Government intervention in international trade can distort the competitive environment. The relative cost and availability of natural gas are also important competitive factors. Significant determinants of the competitive position of our plants are the natural gas acquisition and transportation contracts we negotiate with our major suppliers, as well as proximity to natural gas sources and/or end-users.

Our domestic competitors in nitrogen fertilizers are primarily other independent fertilizer companies. Nitrogen fertilizers imported into the U.S. compete with domestically produced nitrogen fertilizers, including those we produce. Imports of nitrogen products represent approximately 46 percent of nitrogen used in North America. Some foreign competitors in countries with inexpensive sources of natural gas (whether as a result of government regulation or otherwise) can produce nitrogen fertilizers at a low cost. A substantial amount of new ammonia capacity is expected to be added abroad in the foreseeable future in countries with favored natural gas costs.

Credit

Our credit terms are generally 15-30 days, but may be extended for longer periods during certain sales seasons, consistent with industry practices.

Environmental and Other Regulatory Matters

Our U.S. operations are subject to various federal, state and local environmental, health and safety laws and regulations, including laws relating to air emissions, hazardous or solid wastes and water discharges. Our operations in Canada are subject to various federal and provincial regulations regarding such matters, including the Canadian Environmental Protection Act administered by Environment Canada, and the Ontario Environmental Protection Act administered by the Ontario Ministry of the Environment. All of our facilities require operating permits that are subject to review by governmental agencies. We are also involved in the manufacture, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by federal, state, provincial or other regulatory agencies. We take precautions to reduce the likelihood of accidents (including human exposure) involving these materials. If such materials have been or are disposed of at sites that are targeted for investigation and/or remediation by federal or state regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or analogous state laws for all or part of the costs of such investigation and remediation, and damages to natural resources.

With respect to the Verdigris, Oklahoma facility, Freeport-McMoRan Resource Partners, Limited Partnership (a former owner and operator of the facility) retains liability for certain environmental matters. We retained certain liability for the pre-closing environmental condition of the Billingham and Severnside, England facilities in conjunction with the establishment of the GrowHow joint venture in 2007. After ceasing production at the Severnside, England facility on January 31, 2008, we dismantled the facility and completed remediation at the site. We are entitled to the proceeds of sale of the Severnside site.

We endeavor to comply in all material respects with applicable environmental, health and safety regulations and we have incurred substantial costs in connection with this compliance. Because these laws and regulations are expected to continue to change and generally become more restrictive than current requirements, the costs of compliance will likely increase. We do not expect our compliance with these laws and regulations to have a material adverse effect on our results of operations, financial position or net cash flows; however, there can be no guarantee that new regulations will not result in material costs. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain facilities, such as our nitric acid facilities, to comply with applicable environmental requirements. Our capital expenditures related to environmental control in 2009, 2008 and 2007 were approximately $7.6 million, $5.3 million and $2.5 million, respectively. Projected environmental capital expenditures are $11.0 million for 2010, $13.9 million for 2011 and $9.1 million for 2012.

We believe that our policies and procedures are in compliance with applicable environmental laws and with the permits relating to the facilities in all material respects. However, in the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances, including anhydrous ammonia, into the environment. Such releases could cause substantial damages or injuries. Although environmental expenditures have not been material during the past year, it is impossible to predict or quantify the impact of future environmental liabilities associated with accidental releases of hazardous substances from our facilities. Such liabilities could have a material adverse impact on our results of operations, financial position and/or net cash flows.

Employees

Terra had 929 full-time employees at December 31, 2009.

Available Information

Terra was incorporated in Maryland in 1978 and is subject to the reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be obtained through the SEC’s Web site at http://www.sec.gov, at the SEC’s Office of Public Reference, 100 F Street, NE Room 1580, Washington, D.C. 20549, or by calling (800) SEC-0330.

We make available, free of charge on our Web site at www.terraindustries.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC.

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

Copies of any of these documents are also made available, free of charge, upon written request to:

Terra Industries Inc.
Attention: Investor Relations
600 Fourth Street
P.O. Box 6000
Sioux City, Iowa 51102-6000

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that our management currently deems immaterial may also impair our business, financial condition and results of operations.

A substantial portion of Terra’s operating expense is related to the cost of natural gas, and an increase in such cost that is either unexpected or not accompanied by increases in selling prices of products could result in reduced profit margins and lower product production.

The principal raw material used to produce nitrogen products is natural gas. Natural gas costs in 2009 comprised approximately 43 percent of total costs and expenses. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. We have previously idled one or more of our plants in response to high natural gas prices and may do so again in the future. A significant portion of our competitors’ global nitrogen production occurs at facilities with access to fixed-priced and/or product related natural gas supplies, similar to our gas supply contract in Trinidad. The natural gas costs for these competitors’ global nitrogen facilities have been and likely will continue to be substantially lower than our North American and U.K. gas costs.

Declines in the prices of our products may reduce profit margins.

Prices for nitrogen products are influenced by the global supply and demand conditions for ammonia and other nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Short-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the increasing availability of nitrogen product exports from major producing regions such as Russia, Canada, the Middle East, Trinidad and Venezuela. New global ammonia capacity is expected abroad in the foreseeable future. If this anticipated growth in new capacity exceeds the growth in demand, the price at which we sell our nitrogen products may decline, resulting in reduced profit margins, lower production of products and potential plant closures. Supply in the U.S. and Europe is also affected by trade regulatory measures, which restrict import supply into those regions. Changes in those measures would likely adversely impact available supply and pricing.

Our products are subject to price volatility resulting from periodic imbalances of supply and demand, which may cause our results of operations to fluctuate.

Historically, the prices for our products have reflected frequent changes in supply and demand conditions. Changes in supply result from capacity additions or reductions and from changes in inventory levels. Demand for products is dependent on demand for crop nutrients by the global agricultural industry and on the level of industrial production. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, demand for our products is affected by general economic conditions. As a result of periodic imbalances of supply and demand, product prices have been volatile, with frequent and significant price changes. During periods of oversupply, the price at which we sell our products may be depressed and this could have a material adverse effect on our business, financial condition and results of operations.

Our products are global commodities and we face intense competition from other producers.

Our products are global commodities and can be subject to intense price competition from both domestic and foreign sources. Customers, including end-users, dealers and other crop-nutrient producers and distributors, base their purchasing decisions principally on the delivered price and availability of the product. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. The U.S. and the European Commission each have implemented trade regulatory measures, changes in which could have an adverse impact on our sales and profitability of the particular products involved. Some of our principal competitors have greater total resources and are less dependent on earnings from nitrogen fertilizer sales. In addition, a portion of global production benefits from natural gas contracts that have been, and could continue to be, substantially lower priced than our natural gas. Our inability to compete successfully could result in the loss of customers, which could adversely affect sales and profitability.

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

We manage commodity price risk for our businesses as a whole. Although we implemented risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk, and adverse changes involving volatility, adverse correlation of commodity prices and the liquidity of markets might still adversely affect earnings and cash flows, as well as the balance sheet under applicable accounting rules, even if risks have been identified. The ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by the covenants in the agreements governing our indebtedness.

In an effort to manage financial exposure related to commodity price and market fluctuations, we have entered into contracts to hedge certain risks associated with our business, its assets and operations. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist. We may not be able to successfully manage all credit risk and as such, future cash flows could be impacted by counterparty default. As part of our policies and procedures with respect to swap counterparties, we perform credit analysis and maintain an approved counterparty listing with established individual counterparty credit exposure limits.

Counterparty credit exposure limits did not exceed $20 million for any individual counterparty during the fiscal year ended December 31, 2009.

We are substantially dependent on our manufacturing facilities, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial expenditures.

Our manufacturing operations may be interrupted if one or more of our facilities were to experience a major accident, equipment failure or damage by severe weather or other natural disaster. In addition, our operations are subject to hazards, such as fires, accidental releases or explosions, inherent in chemical manufacturing. These events may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental contamination, and, in some cases, could result in suspension of operations and the imposition of civil or criminal penalties. For example, an explosion at our Port Neal, Iowa facility in 1994 required us to rebuild nearly the entire facility, and a June 1, 2006 explosion shut down the ammonia production plant in Billingham, England until repairs were completed in August 2006. In addition, approximately four weeks of unplanned outages at our Point Lisas Nitrogen facility during the 2006 third quarter to repair failing heat exchangers were only partly successful and the plant operated at about 80 percent of capacity until replacement exchangers were installed during a scheduled turnaround in early 2007. Also, a mechanical outage at the Courtright, Ontario facility in April 2001 required us to shut down that facility for approximately two months. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage to cover all our losses, or may be unable in the future to obtain sufficient coverage at reasonable costs.

We may incur costs or liabilities under environmental laws or regulations to which we are subject.

Our operations and properties are subject to various foreign, federal, state, provincial and local environmental, safety and health laws and regulations, including laws relating to air emissions, the use and disposal of hazardous and solid materials and wastes, water quality, investigation and remediation of contamination, transportation and worker health and safety. We could incur substantial costs, including capital expenditures for equipment upgrades, civil and criminal fines and penalties and third-party claims for damages, as a result of violations of or liabilities under environmental laws and regulations. In connection with the manufacturing, handling, transportation, storage and disposal of materials that are or may be classified as hazardous or toxic by foreign, federal, state, provincial or local agencies, Terra may be responsible under CERCLA or analogous state laws if such materials have been or are disposed of or released at sites that require investigation and/or remediation, including for damages to natural resources. Under some of these laws, responsible parties may be held jointly and severally liable for such costs, regardless of fault or the legality of the original disposal or release.

We have liability as a “potentially responsible party” at certain sites under certain environmental remediation laws, and have also been subject to related claims by private parties alleging property damage and possible personal injury arising from contamination relating to active as well as discontinued operations. We may be subject to additional liability or additional claims in the future. Some of these matters may require significant expenditures for investigation and/or cleanup or other costs.

From time to time, our production of anhydrous ammonia has resulted in accidental releases that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. Although, to date, our costs to resolve these liabilities have not been material, we could incur significant costs if our liability coverage is not sufficient to pay for all or a large part of any judgments against us, or if our carrier refuses coverage for these losses.

We may be required to install additional pollution control equipment at certain facilities in order to maintain compliance with applicable environmental requirements.

Continued government and public emphasis on environmental issues, including proposals to reduce emissions of carbon dioxide and other greenhouse gases, can be expected to result in increased future investments for environmental controls at ongoing operations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors, at certain of our facilities in order to comply with applicable environmental requirements. Such investments would reduce income from future operations. Present and future environmental laws and regulations applicable to operations, more vigorous enforcement policies and discovery of previously unknown conditions may require substantial expenditures in excess of our estimates and may have a material adverse effect on our results of operations, financial position or net cash flows.

Government regulation and agricultural policy may reduce the demand for our products.

Existing and future government regulations and laws may reduce the demand for our products. Existing and future agricultural and/or environmental laws and regulations may impact the amounts and locations of fertilizer application and may lead to decreases in the quantity of nitrogen fertilizer applied to crops. Changes in U.S. energy policies may affect the demand for our nitrogen products. Any such decrease in the demand for fertilizer products could result in lower unit sales and lower selling prices for nitrogen fertilizer products. U.S. and E.U. governmental policies affecting the number of acres planted, the level of grain inventories, the mix of crops planted and crop prices could also affect the demand and selling prices of our products. In addition, we manufacture and sell AN in the U.S. and, in the U.K., through our GrowHow joint venture. AN can be used as an explosive and was used in the Oklahoma City bombing in April 1995. It is possible that either the U.S. or U.K. governments could impose limitations on the use, sale or distribution of AN, thereby limiting our ability to manufacture or sell this product.

We are subject to risks associated with possible climate change legislation, regulation and international accords.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU. Similarly, numerous bills related to climate change have been introduced in the US Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gas could occur pursuant to future US treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.

While not all are likely to become law, this is a strong indication that additional climate change related mandates may be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices and establishing costly emissions trading schemes and requiring modification of equipment.

A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the EPA issued its Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation.

The US Congress is considering legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or “allowances.” Under the leading cap-and-trade proposals before Congress, the fertilizer industry likely would be affected due to anticipated increases in the cost of natural gas fuel and feedstock, and the cost of emissions allowances, which the Company would be required to obtain. In addition, cap-and-trade proposals would likely increase the cost of electricity used by the Company. Other countries are also considering or have implemented “cap-and-trade” systems. Future environmental regulatory developments related to climate change are possible, which could materially increase operating costs in the fertilizer industry and thereby increase our manufacturing and delivery costs.

We are subject to risks associated with international operations.

Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the U.S.; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2009, we derived approximately 5 percent of our net sales from outside of the U.S. Terra’s business operations include a 50 percent interest in an ammonia production joint venture in the Republic of Trinidad and Tobago and a 50 percent interest in a U.K. joint venture for the production of ammonia.

Our business may be adversely impacted by our leverage, which may require the use of a substantial portion of excess cash flow to service debt and may limit our access to additional capital.

Our debt could have important consequences on our business. For example, it could (i) increase our vulnerability to adverse economic and industry conditions by limiting flexibility in reacting to changes in our business or industry, (ii) reduce our cash flow available to fund working capital, capital expenditures and other general corporate purposes, (iii) place us at a competitive disadvantage compared to competitors that have less leverage and (iv) limit our ability to borrow additional funds and increase the cost of funds that we can borrow. We may not be able to reduce financial leverage when we choose to do so, and may not be able to raise capital to fund growth opportunities.

We may be unable to refinance our debt upon a change of control.

In the event that we experience a “change of control” (as defined in our bond indenture and the instruments governing our 4.25 percent Series A Cumulative Convertible Perpetual Preferred Shares (Series A Preferred Shares)), such as the Yara Merger, we may need to refinance large amounts of debt and the Series A Preferred Shares. If a change of control occurs, we must offer to buy back the notes under our indenture governing the 7.75 percent senior notes due 2019 and the Series A Preferred Shares for a price equal to 101 percent of the notes’ principal amount or 100 percent of the liquidation value of the Series A Preferred Shares, as applicable, plus any interest or dividends which have accrued and remain unpaid as of the repurchase date. There can be no assurance that there will be sufficient funds available for any repurchases that could be required by a change of control.

Additionally, under our revolving credit facilities (facilities), a change of control will occur if, among other such things, an individual or group acquires beneficial ownership of more than 35 percent of the outstanding voting shares of Terra, which will be the case upon consummation of the Yara Merger. Such a change of control would constitute an event of default under our revolving credit facilities. In addition, a change of control (as defined in the indenture) will also result in a change of control under the facilities. We may not be able to replace our current revolving credit facilities on terms equal to or more favorable than the current terms if the commitments are terminated and the loans are repaid under our existing credit facilities upon an event of default.

If the global economic downturn continues or worsens, our business could be adversely impacted.

In the latter part of 2008 and into 2009, the global economic downturn worsened and nitrogen markets continued to weaken. We have experienced declining demand and falling prices for some of our products due to the general economic slowdown and our customers’ reluctance to replenish inventories. In particular, industrial demand for ammonia has remained relatively weak as the economy has struggled to recover. At the same time, the economic downturn has also reduced demand and pricing for natural gas, the primary raw material used in the production of nitrogen products, which has helped to reduce our production costs. In light of these varied and sometimes offsetting effects, the overall impact of the global economic downturn is difficult to predict and our business could be adversely impacted.

We are exposed to risks associated with our joint venture investments.

We participate in several joint ventures with third parties. Our joint venture partners may have shared or majority control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners:

▪	have economic or business interests or goals that are or become inconsistent with our business interests or goals;

▪	are in a position to take action contrary to our instructions, requests, policies or objectives;

▪	subject the property to liabilities exceeding those contemplated;

▪	take actions that reduce our return on investment; or

▪	take actions that harm our reputation or restrict our ability to run our business.

In addition, we may become involved in disputes with our joint venture partners, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues, increase our costs and lower our profits.

Disruption in or increased costs of transportation services could have an adverse effect on our profitability.

We depend on rail, barge, truck and pipeline transportation services to deliver nitrogen products to our customers, and transportation costs are a significant component of the total cost of supplying nitrogen products. Disruptions of these transportation services could temporarily impair our ability to supply nitrogen products to our customers. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our revenues and results of operations.

We and Yara may not satisfy certain closing conditions necessary to consummate the Yara Merger.

On February 12, 2010, Terra entered into the Yara Merger Agreement with Yara and an indirect, wholly owned subsidiary of Yara. The consummation of the Yara Merger is subject to Terra obtaining the Terra Stockholder Approval and Yara obtaining the Yara Stockholder Approval. The Yara Merger is also subject to receipt of regulatory approvals (or the expiration of applicable waiting periods) in the United States, Canada and the European Union, the absence of legal restraints preventing consummation of the Yara Merger, the absence of pending lawsuits by any governmental entity seeking to prevent consummation of the Yara Merger that would reasonably be expected to result in certain material adverse effects on Terra and the absence since January 1, 2009 of any change or event that, individually or in the aggregate, has resulted in or would reasonably be expected to result in a material adverse effect on Terra. We cannot predict whether or not these conditions, or any of the other conditions set forth in the Yara Merger Agreement, will be satisfied. To the extent either we or Yara are unable to satisfy the closing conditions, the Yara Merger may not be consummated.

If the Yara Merger is not consummated, we will have incurred substantial costs that may adversely affect our business, financial condition and results of operations and the market price of our common stock.

If the Yara Merger is not consummated, the price of our common stock may decline. In addition, we have incurred and will incur substantial transaction costs and expenses in connection with the Yara Merger. These costs are primarily associated with the fees of our financial advisors and attorneys. In addition, management resources may be diverted in an effort to consummate the Yara Merger and we are subject to certain restrictions contained in the Yara Merger Agreement on the conduct of our business. If the Yara Merger is not consummated, we will have incurred significant costs for which we will have received little or no benefit. Also, if the Yara Merger Agreement is terminated for certain reasons, including, among others, by us to accept a superior proposal or by Yara upon a change in the recommendation of our board of directors, we may be obligated to pay Yara a cash termination fee of $123 million. In addition, if the Yara Merger is not consummated, we may experience negative reactions from the financial markets and our stockholders, potential investors, customers and employees. Each of these factors may also adversely affect the trading price of our common stock and our business, financial condition and results of operations.

The pending Yara Merger may create uncertainty for our customers and employees.

While the Yara Merger is pending, customers may delay or defer decisions to purchase our products and existing customers may experience uncertainty about our products. This may adversely affect our ability to gain new customers and retain existing customers, which could adversely affect our business, financial condition and results of operations. Current employees may experience uncertainty about their post-Yara Merger roles with Yara, and key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Terra following the Yara Merger. The loss of key employees could adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Terra’s North American manufacturing facilities and its joint venture manufacturing facilities, in which Terra owns a 50 percent interest, are designed to operate continuously, except for planned shutdowns (usually biennial) for maintenance and efficiency improvements. Capacity utilization (gross tons produced divided by capacity tons at expected operating rates and on-stream factors) of the nitrogen products manufacturing facilities was approximately 91 percent, 100 percent and 98 percent in 2009, 2008 and 2007, respectively.

Terra owns all of its manufacturing facilities, unless otherwise indicated below.

Our facilities have the following production capacities:

	Annual Capacity[1]
					Fertilizer
Location	Ammonia[2]	UAN[3]	AN4	Urea[5]	Compounds[4]
Donaldsonville, Louisiana[6]	500,000	—	—	—	—
Port Neal, Iowa	370,000	735,000	—	60,000	—
Verdigris, Oklahoma	1,050,000	1,925,000	—	—	—
Woodward, Oklahoma[7]	440,000	298,000[8]	—	25,000	—
Yazoo City, Mississippi[9,10]	500,000	525,000	775,000[10]	20,000	—
Courtright, Ontario	480,000	350,000	—	175,000	—
Ince, U.K.[11]	201,000	—	343,000	—	340,000
Billingham, U.K. [11]	287,000	—	319,000	—	—
Point Lisas, Trinidad and Tobago[12]	360,000	—	—	—	—

Total	4,188,000	3,833,000	1,437,000	280,000	340,000

1.	Annual capacity includes an allowance for planned maintenance shutdowns. Unless otherwise indicated, annual capacity is not limited by the production of other products at the same facility.
2.	Measured in gross tons of ammonia produced; net tons available for sale will vary with upgrading requirements.
3.	Measured in tons of UAN containing 32 percent nitrogen by weight.
4.	Measured in tons.
5.	Urea is sold as urea liquor from the Port Neal, Woodward and Yazoo City facilities and as either granular urea or urea liquor from the Courtright facility. Production capacities shown are for urea sold in tons.
6.	The Donaldsonville facility’s manufacturing capacity consists of a single ammonia plant. This plant was mothballed in January 2005, and was restarted September 2008.
7.	Woodward’s plant capacity depends on product mix (ammonia/methanol). Sales of methanol for the years ended December 31, 2009 and 2008 were 23.3 million and 28.0 million gallons, respectively.
8.	Woodward facility UAN capacity does not include the effects of the upgrade project scheduled for completion in 2010.
9.	The Yazoo City facility also produces merchant nitric acid; sales for the years ended December 31, 2009 and 2008 were 19,200 and 20,700 product tons, respectively.
10.	Terra’s full AN capacity at Yazoo City is 835,000 tons, however such production would limit Yazoo City’s UAN production to approximately 450,000 tons and increase urea production to 45,000 tons. The plant has the ability to produce both agricultural grade AN and industrial grade AN (IGAN).
11.	Represents Terra’s 50 percent interest in the capacity of facilities owned by GrowHow.
12.	Represents Terra’s 50 percent interest in the Point Lisas plant capacity.

Donaldsonville, Louisiana.  The Donaldsonville facility is located on approximately 742 acres fronting the Mississippi River and, in 2004, included two ammonia plants, a urea plant and two melamine crystal production plants. During 2006 all of these plants, except for one ammonia plant, were decommissioned and sold for parts or scrap. The remaining ammonia plant which had been idled was restarted in the third quarter of 2008. The facility contains a deep-water port facility on the Mississippi River, allowing for barge transportation and making Donaldsonville one of the northernmost points on the river capable of receiving economical ocean-going vessels.

Port Neal, Iowa.  The Port Neal facility is located on approximately 1,268 acres 12 miles south of Sioux City, Iowa on the Missouri River. The facility consists of an ammonia plant, two urea plants, two nitric acid plants and a UAN plant.

Verdigris, Oklahoma.  The Verdigris facility is located on 635 acres northeast of Tulsa, Oklahoma, near the Verdigris River. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Terra owns the plants and leases the port terminal from the Tulsa-Rogers County Port Authority.

Woodward, Oklahoma.  The Woodward facility is located on approximately 465 acres in rural northwest Oklahoma and consists of an integrated ammonia/methanol plant, a nitric acid plant, a urea plant and a UAN plant.

Yazoo City, Mississippi.  The Yazoo City facility is located on approximately 2,251 acres in Yazoo County, Mississippi with approximately 60 acres of such land subject to a long-term lease with Yazoo County. The facility includes one ammonia plant, four nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility.

Courtright, Ontario, Canada.  The Courtright facility is located on 665 acres south of Sarnia, Ontario near the St. Clair River. The facility consists of one ammonia plant, a UAN plant, a nitric acid plant and one urea plant.

Billingham, U.K.  The Billingham facility is owned by GrowHow and located in the Teesside chemical area, is geographically split among three separate areas: the main site contains an ammonia plant, three nitric acid plants and a carbon dioxide plant; the Portrack site approximately two miles away contains an AN fertilizer plant; and the north Tees site approximately five miles away has ammonia storage which GrowHow operates under a 99-year lease with a third-party and import/export facility that GrowHow uses under license from the Crown and under an agreement with a third-party operator. The Billingham facility is owned by GrowHow.

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

On February 19, 2010, Philip Perlman filed a putative class action complaint in the Iowa District Court for Woodbury County against Terra, our directors, certain of our officers, Yara and Merger Sub. The complaint generally alleges that the consideration to be received by our stockholders in connection with the Yara Merger is inadequate and that the individual defendants breached their fiduciary duties of care and loyalty by, among other things, approving the Yara Merger on the basis of such allegedly inadequate consideration and under certain circumstances of certain alleged self-dealing. The complaint further alleges that we, Yara and Merger Sub aided and abetted the individual defendants in the breach of their fiduciary duties to our stockholders by entering into the Yara Merger Agreement. The complaint seeks injunctive relief: (i) declaring the Yara Merger Agreement to have been entered into in breach of the fiduciary duties of the individual defendants, and therefore unlawful and unenforceable; (ii) enjoining the defendants from proceeding with the Yara Merger, unless we implement procedures to obtain the highest possible price for our stockholders; and (iii) directing the individual defendants to obtain a transaction which is in the best interests of our stockholders. The complaint also seeks to recover costs and disbursements from the defendants, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage. Terra and Yara each believe that the lawsuit is without merit and intend to defend it vigorously.

On February 22, 2010, James Lindsay filed a putative class action complaint in the Iowa District Court for Woodbury County against Terra, our directors, certain of our officers, Yara and Merger Sub. The complaint generally alleges that the consideration to be received by our stockholders in connection with the Yara Merger is inadequate and that the individual defendants breached their fiduciary duties of care and loyalty by, among other things, approving the Yara Merger on the basis of such allegedly inadequate consideration and under certain circumstances of certain alleged self-dealing. The complaint further alleges that Yara and Merger Sub aided and abetted the individual defendants in the breach of their fiduciary duties to our stockholders by entering into the Yara Merger Agreement. The complaint seeks injunctive relief: (i) declaring the Yara Merger Agreement to have been entered into in breach of the fiduciary duties of the individual defendants, and therefore unlawful and unenforceable; (ii) enjoining the defendants from proceeding with the Yara Merger, unless we implement procedures to obtain the highest possible price for our stockholders; and (iii) directing the individual defendants to obtain a transaction which is in the best interests of our stockholders. The complaint also seeks to recover costs and disbursements from the defendants, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage. Terra and Yara each believe that the lawsuit is without merit and intend to defend it vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of stockholders was held on November 20, 2009 in New York, New York. A total of 84,332,545 shares of the Corporation’s common stock, representing 84.48 percent of the Corporation’s common stock outstanding as of October 9, 2009, the record date for the 2009 Annual Meeting, were represented at the meeting.

The vote on the election of three Class II directors to the Corporation’s Board of Directors to hold office until the 2012 Annual Meeting, or until their successors are elected and qualified, was as follows:

NAME	FOR	WITHHELD

Martha O. Hesse	35,497,627	2,497,232
Dennis McGlone	35,501,074	2,493,785
Henry R. Slack	35,492,207	2,502,652
John N. Lilly	45,389,922	947,764
David A. Wilson	45,081,217	1,256,469
Irving B. Yoskowitz	45,510,241	827,445

After Messrs. Lilly, Wilson and Yoskowitz were elected and qualified as Class II directors, the Corporation’s Board of Directors was expanded from eight to eleven and the Corporation’s Board of Directors voted to fill the vacancies created at such time by appointing Martha O. Hesse, Dennis McGlone and Henry R. Slack to the board. At such time, in addition to those directors elected and qualified as directors at the 2009 Annual Meeting, the names of the other directors serving on the Corporation’s Board of Directors are as follows: Michael L. Bennett, David E. Fisher, Dod A. Fraser, Martha O. Hesse, Peter S. Janson, James R. Kroner, Dennis McGlone and Henry R. Slack.

The stockholders ratified the selection by the Audit Committee of the Corporation’s Board of Directors of Deloitte & Touche LLP as independent registered public accountants for the Corporation for 2009. The number of votes cast for such proposal was 80,320,751, the number against was 1,832,287 and the number of abstentions was 2,179,503.

Executive Officers of Terra

The following sets forth the name, age and offices of each present executive officer of Terra, the period during which each executive officer has served as such and each executive officer’s business experience during the past five years:

Present positions and offices with the Company
Name	and principal occupations during the past five years

Michael L. Bennett	President and Chief Executive Officer of Terra since April 2001; President of Terra Nitrogen GP Inc. (TNGP) (or its predecessor), the General Partner of TNCLP, since June 1998; Chairman of the Board of TNGP (or its predecessor) since 2002. Age 56.
Daniel D. Greenwell	Senior Vice President and Chief Financial Officer of Terra since July 2007; Vice President, Controller of Terra from April 2005 to July 2007; Director of TNGP, the General Partner of TNCLP, since March 2008; Vice President and Chief Financial Officer of TNGP since February 2008; Vice President and Chief Accounting Officer of TNGP from April 2006 to February 2008; Corporate Controller for Belden CDT Inc. from 2002 to 2005; and Chief Financial Officer of Zoltek Companies Inc. from 1996 to 2002. Age 47.
Joseph D. Giesler	Senior Vice President, Commercial Operations of Terra since December 2004; Vice President of Industrial Sales and Operations of Terra from December 2002 to December 2004; Global Director, Industrial Sales of Terra from September 2001 to December 2002; Vice President of TNGP, the General Partner of TNCLP, since April 2006. Age 51.
Douglas M. Stone	Senior Vice President, Sales and Marketing since September 2007; Vice President, Corporate Development and Strategic Planning from 2006 to September 2007; Director, Industrial Sales from 2003 to 2006; Manager, Methanol and Industrial Nitrogen from 2000 to 2003; Vice President of TNGP, the General Partner of TNCLP, since April 2009. Age 44.
Edward J. Dillon	Vice President and Controller of Terra since November 2008; Vice President of TNGP, the General Partner of TNCLP, since April 2009. In 1998, he joined the General Electric Company and served in numerous roles including Finance Manager for the National Broadcasting Company in New York City, progressing to Global Controller for the Consumer & Industrial segment in Louisville, Kentucky. He joined INVISTA, a subsidiary of Koch Industries, Inc. (KII) in 2005 in Wichita as Director of Corporate Finance and in 2007, moved to KII Corporation as Finance Director. Age 42.
Joe A. Ewing	Vice President, Investor Relations and Human Resources of Terra since December 2004; Vice President, Human Resources of Mississippi Chemical Corporation from April 2003 to December 2004; Vice President, Marketing and Distribution of Mississippi Chemical Corporation from 1999 to April 2003. Age 59.
John W. Huey	Vice President, General Counsel and Corporate Secretary of Terra since October 2006; Vice President, General Counsel and Corporate Secretary of TNGP, the General Partner of TNCLP, since October 2006; Counsel with Shughart Thomson & Kilroy, P.C. from 2005-2006; Attorney with Butler Manufacturing Company from 1978 to 2004, Vice President of Administration from 1993 to 1998, Vice President, General Counsel and Corporate Secretary from 1998 to 2004. Age 62.
Geoffrey J. Obeney	Vice President, Information Technology of Terra since February of 2008, a Director and member of the Compensation Committee of Wireless Ronin (RNIN) from April 2008 to present, Interim CEO of Spirit Computing Ltd from November 2005 to January 2008; CIO of SEI LLC, a start-up company from October 2004 to October 2005. Age 52.

Richard S. Sanders Jr.	Vice President, Manufacturing of Terra since August 2003; Vice President, Manufacturing of TNGP (or its predecessor), the General Partner of TNCLP, since October 2003; Plant Manager, Verdigris, Oklahoma manufacturing facility from 1995 to August 2003. Age 52.
Earl B. Smith	Vice President, Business Development of Terra since March 2008; Registered Financial Advisor with UBS from 2006 to 2008. Various positions with Vulcan Materials Company from 1982 to 2005, serving last a Global Business Manager from 2003 to 2005. Age 49.

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

(per-share data and stock prices)	March 31	June 30	Sept. 30	Dec. 31
2009
Common Share Price:
High	$30.09	$30.81	$37.25	$43.13
Low	14.45	23.60	23.90	31.03

2008
Common Share Price:
High	$53.48	$56.25	$57.64	$30.00
Low	33.80	33.85	25.85	11.21

As of February 25, 2010 there were approximately 5,471 record holders of Terra’s common stock.

In 2009, Terra’s Board of Directors declared and paid the following dividends:

			Declared and Paid
Date of Declaration	Date of Record	Date of Payment	Per Common Share
February 10, 2009	March 18, 2009	April 7, 2009	$0.10
April 21, 2009	May 20, 2009	June 9, 2009	0.10
July 23, 2009	August 20, 2009	September 10, 2009	0.10
October 22, 2009	November 23, 2009	December 11, 2009	0.10
October 29, 2009	November 23, 2009	December 11, 2009	7.50

			$7.90

In 2008, Terra’s board of Directors declared and paid the following dividends:

			Declared and Paid
Date of Declaration	Date of Record	Date of Payment	Per Common Share
May 8, 2008	May 28, 2008	June 13, 2008	$0.10
July 24, 2008	August 25, 2008	September 12, 2008	0.10
October 23, 2008	November 24, 2008	December 12, 2008	0.10

			$0.30

Future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, approval from our Board of Directors and other factors. Pursuant to the terms of the Yara Merger Agreement, Terra is restricted from paying dividends on shares of our common stock other than the regular dividend for the fourth quarter of 2009, which was declared by the Board of Directors on February 18, 2010 to holders of record as of March 17, 2010 and is payable on April 7, 2010, and for the first quarter of 2010.

On October 29, 2009, Terra’s Board of Directors declared a special cash dividend of $7.50 per common share to holders of record on November 23, 2009 and paid on December 11, 2009. In connection with our special cash dividend, we recorded a charge of $608.0 million to retained earnings equal to the retained earnings balance at the date of the divided declaration with the excess of $140.7 million charged to additional paid-in capital.

On February 12, 2010, the Compensation Committee of Terra’s Board of Directors approved an adjustment to the number of outstanding non-vested stock shares with performance conditions and to the number of outstanding phantom awards as of December 11, 2009, in order to preserve the value of such awards following the special cash dividend of $7.50 per common share in which these awards did not participate. In addition, the Compensation Committee approved an adjustment to the number of shares available under the Terra Industries Inc. 2007 Omnibus Incentive Compensation Plan.

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

The “Annual Return Percentage” table below illustrates the annual returns realized in each of the years from 2005 through 2009 on hypothetical investments in Terra, the S&P 500 Stock Index, Terra’s New Industry Peer Group and Terra’s Former Industry Peer Group.

Annual Return Percentage
	Year Ending December 31,
Company Name/Index	2005	2006	2007	2008	2009
Terra Industries Inc.	(36.94)%	113.93%	298.66%	(64.71)%	141.18%

S&P 500 Stock Index	4.91%	15.79%	5.49%	(37.00)%	26.46%

New Industry Peer Group	(1.19)%	49.63%	174.63%	(56.30)%	72.12%

Former Industry Peer Group	(3.98)%	44.53%	167.38%	(56.87)%	72.14%

The “Indexed Annual Returns” table assumes three investments of $100 at the close of the last trading day in 2004, and follows these investments through the subsequent five years. The three investments are in Terra common shares, the S&P 500 Stock Index, Terra’s New Industry Peer Group and Terra’s Former Industry Peer Group.

Indexed Annual Returns on Hypothetical $100 Investment
	Year Ending December 31,
Company Name/Index	2005	2006	2007	2008	2009
Terra Industries Inc.	$63.06	$134.91	$537.84	$189.81	$457.78

S&P 500 Stock Index	$104.91	$121.48	$128.16	$80.74	$102.11

New Industry Peer Group	$98.81	$147.84	$406.02	$177.42	$305.37

Former Industry Peer Group	$96.02	$138.71	$370.87	$159.95	$275.32

Terra has for some years chosen to use a self-selected industry peer group. In the graph and tables above, companies in Terra’s self-selected industry peer group manufacture commodity chemicals (including chemicals other than nitrogen products and methanol) and have market caps similar to Terra’s. Terra’s current peer group consists of the following companies: Agrium, Inc., CF Industries Holdings, Inc., Cytec Industries, Inc., Georgia Gulf Corporation, Huntsman Chemical, Methanex Corporation, Mosaic, Potash Corporation of Saskatchewan Inc., TNCLP, and Yara International ASA (collectively, the New Industry Peer Group).

In 2008, Terra’s peer group consisted of the following companies: Agrium, Inc., Celanese AG, CF Industries Holdings, Inc., Cytec Industries, Inc., Georgia Gulf Corporation, Huntsman Chemical, Methanex Corporation, Millennium Chemicals Inc., Mosaic, NOVA Chemicals Corp., Potash Corporation of Saskatchewan Inc., TNCLP, and Yara International ASA (collectively, the Former Industry Peer Group). Celanese AG is not included in the New Industry Peer Group because it was delisted in 2006. Millennium Chemicals Inc. and NOVA Chemicals Corp. are not included in the New Industry Peer Group because they were acquired by one of their peers in 2004 and 2009, respectively.

Company Purchases of Equity Securities

On May 6, 2008, the Board of Directors authorized us to repurchase a maximum of 12,841,717 shares of our outstanding common stock. The stock buyback program has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices as determined appropriate by us. During 2009, we did not purchase any shares of our outstanding common stock. The remaining number of common shares that we are authorized to repurchase is 7,448,662 at December 31, 2009.

On August 20, 2008, our Board of Directors authorized us to make cash payments to holders of our 4.25 percent Series A Cumulative Convertible Perpetual Preferred Shares (Series A Preferred Shares), a total of 120,000 shares of which were then outstanding, in order to induce such holders of Series A Preferred Shares to convert such Series A Preferred Shares to common stock of the Company. As a result of such action, a total of 118,400 Series A Preferred Shares were converted into 11,887,550 shares of the Company’s common stock at a cash premium of $5.3 million.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Certain prior-year amounts have been reclassified to conform to the current-year presentation. See Note 1, Summary of Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information on our retrospective adoption of our noncontrolling interest.

(In thousands, except per share data)	2009(1)	2008(2)	2007(3)	2006	2005(4)

Income Statement Data:
Revenues	$1,581,432	$2,891,479	$2,342,929	$1,819,696	$1,930,796
Gross profit	386,256	863,227	527,508	118,517	154,687
Income from continuing operations, net of tax(5)	177,499	700,456	271,038	16,015	45,825

Amounts attributable to Terra Industries Inc.:
Income from continuing operations	$151,515	$632,772	$220,757	$4,729	$31,618
Income (loss) from discontinued operations	1,118	8,269	(18,861)	(516)	(9,531)

Net income attributable to Terra Industries Inc.	$152,633	$641,041	$201,896	$4,213	$22,087

Net income	$178,617	$708,725	$252,177	$15,499	$35,754
Less: Net income attributable to noncontrolling interest	25,984	67,684	50,281	11,286	13,667

Net income attributable to Terra Industries Inc.	$152,633	$641,041	$201,896	$4,213	$22,087

Preferred share dividends	$(56)	$(3,876)	$(5,100)	$(5,100)	$(5,134)
Cash dividends declared per common share	$7.90	$0.30	$—	$—	$—
Per Share Data:
Basic income (loss) per common share attributable to Terra Industries Inc.:
Continuing operations	$1.53	$6.65	$2.38	$—	$0.28
Discontinued operations	0.01	0.09	(0.21)	(0.01)	(0.10)

Basic income (loss) per common share	$1.54	$6.74	$2.17	$(0.01)	$0.18

Diluted income (loss) per common share attributable to
Terra Industries Inc.:
Continuing operations	$1.52	$6.12	$2.07	$—	$0.28
Discontinued operations	0.01	0.08	(0.17)	(0.01)	(0.10)

Diluted income (loss) per common share	$1.53	$6.20	$1.90	$(0.01)	$0.18

Balance Sheet Data:
Total assets	$1,599,743	$2,113,017	$1,888,327	$1,572,713	$1,523,625
Long-term debt and capital leases	$602,434	$330,000	$330,000	$331,300	$331,300
Preferred stock	$483	$1,544	$115,800	$115,800	$115,800

1.	The 2009 selected financial data includes (i) the effects of a special cash dividend of $7.50 per share (or $748.7 million) declared on October 29, 2010 and paid on December 11, 2010; (ii) $42.8 million, net of tax ($0.43 per diluted share) in U.S. tax expense associated with the repatriation of funds to the U.S.; (iii) $32.4 million, net of tax ($0.32 per diluted share) for the early retirement of debt; and (iv) $11.2 million, net of tax ($0.11 per diluted share) of other operating expenses related to the CF Industries Holdings, Inc. unsolicited acquisition offers.
2.	The 2008 selected financial data includes (i) the effects of the Series A Preferred Shares inducement pursuant to which a total of 118,400 Series A Preferred Shares were converted to 11,887,550 shares of Terra common stock; (ii) the effects of instituting a cash dividend per common share of $0.10 per quarter starting in May 2008; (iii) the full year equity earnings effect of the GrowHow joint venture of $95.6 million, and (iv) we declared our Beaumont methanol plant as discontinued operations in 2008 with all fiscal years presented reflecting the classification of Beaumont’s financial results as discontinued operations.
3.	The 2007 selected financial data includes (i) the effects of contributing our Terra Nitrogen U.K. operations to the GrowHow joint venture on September 14, 2007, (ii) a $39.0 million impairment charge for our Beaumont, Texas assets and (iii) a $38.8 million loss on the early retirement of debt associated with the debt refinancing that we completed during 2007.
4.	The 2005 selected financial data includes the full year income statement effects of the December 21, 2004 acquisition of Mississippi Chemical Corporation.
5.	These figures are before the allocation of noncontrolling interest expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As you read this management’s discussion and analysis of financial condition and results of operations, you should refer to our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Introduction

In this discussion and analysis, we explain our business in the following areas:

▪	Company Overview

▪	2009 Executive Summary

▪	Business Strategy

▪	Recent Business Environment

▪	Results of Operations

▪	Liquidity and Capital Resources

▪	Off Balance Sheet Transactions

▪	Applications of Critical Accounting Policies and Estimates

▪	Quantitative and Qualitative Disclosures about Market Risk

Company Overview

Pending Yara Merger

On February 12, 2010, Terra entered into the Yara Merger Agreement with Yara and an indirect, wholly owned subsidiary of Yara. Upon consummation of the Yara Merger, each outstanding share of Terra common stock will be converted into the right to receive $41.10 in cash, without interest and less any taxes required to be withheld. The purchase price is subject to increase as provided in the Yara Merger Agreement if Yara does not hold its stockholders meeting to obtain the Yara Stockholder Approval within 90 days from the date of execution of the Yara Merger Agreement. The consummation of the Yara Merger is subject to Terra obtaining the Terra Stockholder Approval and Yara obtaining the Yara Stockholder Approval. The consummation of the Yara Merger is also subject to regulatory approvals and other customary terms and conditions. For further information on the Yara Merger, see Item 1, “Business”, Item 1A, “Risk Factors” and Note 27, Subsequent Events, included in Item 8, “Consolidated Financial Statements”. Unless stated otherwise, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations do not take into account or give any effect to the impact of our pending merger with Yara.

Pure Play Nitrogen Company

As the leading pure play nitrogen producer in North America, Terra serves both agricultural and industrial customers. We upgrade a significant portion of our ammonia capacity to value-added and higher margin products.

Upgraded Products
At our North American facilities, Terra produces about 3.0 million tons of ammonia annually, then upgrades most of it, resulting in about 6.1 million tons of saleable product. This 6.1 million tons includes over a million tons of merchant ammonia, but a large majority of our total output is sold as higher-value upgraded product, particularly UAN.

Terra’s Production Locations

Our asset base includes six manufacturing plants in North America, and a 50 percent interest in joint ventures in Trinidad and Tobago and the U.K. The asset base is the result of successful business combinations and the identification of internal growth opportunities through expansion.

Our North American plants are well-positioned to serve customers in the Cornbelt because our transportation costs are lower than those of Gulf or offshore producers.

In addition to lower transportation costs, our two plants in Oklahoma have a significant natural gas basis advantage as compared to the Henry Hub. These Oklahoma plants are served by OneOK (Panhandle)

gas. Our Verdigris plant is the second largest UAN facility in North America and consumes approximately 36 BCF of gas annually. Our Sioux City plant also realizes a basis advantage as compared to the Henry Hub.

Our Trinidad joint venture provides approximately 360,000 tons of ammonia that we bring into our Donaldsonville deep water ammonia terminal via ocean-going vessels. Even during difficult times, our Trinidad operation has been profitable. This is because that plant’s natural gas supply is indexed to Gulf ammonia prices. So even though Gulf ammonia selling prices were very low during the period, our Trinidad gas cost was still at a considerable advantage to that of other import production.

Our U.K. joint venture includes two plants—one at Billingham on the eastern coast and one near Chester in the western part of the country.

Natural gas costs in the U.K. have historically been volatile but during 2009 we saw some moderation. A significant portion of the U.K. business serves industrial markets. The joint venture serves approximately 50 percent of the British agricultural market, primarily with AN; the remainder is served by imported product.

Supplying Industry, Cleaning the Air, Feeding the World

Our industrial business is an integral part of our diversified business strategy by supplying a stable margin business that counteracts the cyclical nature of the Nitrogen agriculture industry. We supply IGAN as a blasting product for mining applications, nitric acid as a raw material for nylon fibers, polyurethane foams, specialty fibers, and dinitrogen tetroxide as a propellant in various satellite, rocket, and missile propulsion systems.

A growing part of our business relates to increased emission reduction requirements. We provide nitrogen products that reduce NOx emissions. Today, TET serves the stationary power industry and the advancing vehicle DEF category. TET is a leading DEF producer in North America and has dedicated production capacity to meet the growing demand. With our decade of experience in the urea-based SCR technology we have a highly experienced technical team that oversees the implementation, quality certification, and training with our customers. We have developed a dedicated distribution channel that allows us complete supply chain oversight. Our commitment to quality is fundamental to success in the DEF category.

The core of our pure play nitrogen strategy is meeting the nitrogen demand of the agriculture industry, specifically for corn production. In the latter half of this decade we have seen a shortage in world grain stocks as a result of the growing population, developing economies in India and China, and on a smaller scale, the influence of the ethanol fuel market. Nitrogen is vital to successful corn yields and unlike other fertilizers such as potash and phosphate which can be applied on a rotational basis, nitrogen must be applied annually.

2009 Executive Summary

Significant Results

▪	During 2009, Terra’s shareholders achieved a 141 percent return, including the $7.50 per share special cash dividend paid in December 2009. Terra’s performance was industry leading.

▪	In 2009 we achieved net income attributable to Terra of $152.6 million on revenues of $1.6 billion. Net income was down $488.4 million year over year, gross margin as a percentage of sales decreased from 29.9 percent to 24.4 percent. Throughout the volatile year, we effectively managed the business in order to maximize our gross margin potential.

▪	Results for 2009 were reduced by special charges totaling $86.4 million, net of tax ($0.86 per diluted share), related to tax expenses for repatriation of funds to the U.S. ($42.8 million), loss on early debt retirement ($32.4 million, net of tax) and operating expenses related to CF’s unsolicited acquisition proposals for Terra ($11.2 million, net of tax).

▪	We executed our strategy to return value to our shareholders by returning $788.6 million of cash to shareholders through dividends paid in 2009.

▪	In the fourth quarter we refinanced our $330 million 7.0 percent Unsecured Senior Notes due 2017, with $600 million 7.75 percent Unsecured Senior Notes due 2019 to allow flexibility to execute our strategic growth opportunities.

▪	Through ongoing tax planning our effective rate, excluding the $42.8 million tax repatriation charge, was 14.0 percent. Including this charge, our effective tax rate for 2009 was 32.9 percent.

Significant Developments

▪	On February 12, 2010, Terra entered into an Agreement and Plan of Merger with Yara International ASA and an indirect, wholly owned subsidiary of Yara. Upon consummation of the Yara Merger, each outstanding share of Terra common stock will be converted into the right to receive $41.10 in cash, without interest and less any taxes required to be withheld.

▪	On January 14, 2010, CF withdrew its offer to acquire Terra, announced that it was no longer pursuing the proposed acquisition and has sold all of its shares of Terra common stock.

▪	TET entered into exclusive initial fill agreements with Daimler Trucks North America LLC; Volvo Group North America, Inc; Mack Trucks, Inc. and Ford Motor Company to supply TerraCair®. TET has also established a nationwide distribution network complete with national providers such as Brenntag North America and Excelda Manufacturing Company and a second tier “last mile” distribution network.

▪	Our $180 million Woodward UAN expansion is 50 percent complete and on budget and we expect it to be completed in the third quarter of 2010.

Significant Drivers

▪	Weather conditions added significant variability to the 2009 planting season; fertilizer application was affected by a wet spring, which resulted in delayed planting, followed by a wet fall and early snow fall which delayed harvest and prevented fall fill.

▪	Unprecedented sales volumes and prices in 2008 led to inventory channel imbalances in 2009. As a result of carrying higher priced inventory in a time of declining fertilizer prices, retailers were reluctant to make purchases until their inventory levels were drawn down and they had firm commitments from growers. However, due to the early inclement weather during planting season, growers were equally hesitant to further their capital investment in the planting season that was not starting off under optimal conditions.

▪	Due to the decrease in fertilizer prices in 2009, there were fewer imports attracted to North America.

▪	The decline in the global economy continued to impact our business. Industrial customers entered curtailments which reduced demand. The agriculture industry continued to be impacted by the credit crisis at the end of 2008.

▪	Overall, the TET business saw growth of 14 percent in total revenues during 2009. The advancing enactments of the 2010 emission standards of the 1990 Amendments of the Clean Air Act saw OEMs start to prepare for the new requirements.

Business Strategy

Our business strategy seeks to pursue profitable growth in the core, nitrogen-based products business as a scale operator in North America. We also seek to leverage our current business and manufacturing strength outside the core business in closely-adjacent segments that help to assure long-term cash flow growth and tend to reduce volatility in earnings. Elements of this strategy include:

▪	Developing products and markets for upgraded products made from ammonia such as UAN, our primary nitrogen fertilizer product, and TerraCair®, a liquid product for the treatment of diesel exhaust in automotive applications;

▪	Seeking opportunities to expand our existing asset base to take advantage of logistical or feedstock advantages both domestically and internationally;

▪	Managing our North American and international assets to realize a rate of return that meets or exceeds our cost of capital throughout the business cycle;

▪	Maintaining our facilities to be safe, reliable and environmentally compliant, cultivation of relationships with customers who, due to their physical location, can receive our product most economically, and close management of the supply chain to keep storage, transportation and other costs at an appropriate level; and

▪	Continuing to evaluate business opportunities in nitrogen categories and businesses that leverage Terra’s core competencies in chemical manufacturing, distribution and product application.

Recent Business Environment

The following factors are the key drivers of our profitability: nitrogen products selling prices, as determined primarily by the global nitrogen demand/supply balance and natural gas costs, particularly in North American markets.

Demand

During 2009, the nitrogen business was affected by the decline in the global economy. Industrial markets curtailed production lessening the demand for our industrial based nitrogen products. 2009 saw a decrease in energy costs, which lessened demand for alternative fuels. As a result, some ethanol production was curtailed during the first half of the year. As energy prices have rebounded some of the production has since come back on line.

The agriculture business faced similar effects of the economic downturn, with volatile crop prices, escalating input costs and credit constraints impacting growers’ buying behavior. In 2009, farmers saw a $30 billion decrease in net farm income as compared to 2008 due primarily to a decrease in crop prices. This hampered demand and, coupled with the volatility present in fertilizer pricing in 2008, resulted in cautious buying behaviors among growers and retailers as they waited for firm orders from growers at the end of 2009.

Long term demand for nitrogen products is driven by a growing global population, its desire for a higher protein diet, and to a lesser degree, by the rise in demand of alternative bio-fuels in North America. 2010 is expected to see a strong recovery in the fertilizer markets as the fundamentals for corn demand have improved. Corn pricing remains strong at $3.34 per bushel as of February 19, 2010, input costs have declined and the lending markets are improving.

An increase in ethanol demand is expected in the coming years due to the government mandated volumes of 15.0 billion gallons in 2015 and an anticipated increase in the ethanol blend rate by the EPA from 10 percent to 15 percent in 2010. In 2009, production exceeded the mandated volumes of 10.5 billion gallons by 2.5 billion gallons; therefore, the 2010 increase to 12.0 billion gallons is already covered by current production volumes. However, an increase in the blend rate would impact the immediate demand for corn in 2010. Energy prices and policy will have an impact on the magnitude of ethanol’s impact on nitrogen demand in the future.

The population is growing and diets are improving in China, the Southeast Asian countries and Russia. As the economies and population of these countries continue to grow, so does the demand for grain. For example, India, with a population in excess of 1 billion people, has seen its grain consumption grow 31 percent in the last two decades due to an increase in population of 35 percent.

We expect the demand for UAN to continue to grow over the long term. Weather and field conditions are variables present in every planting season. By using UAN, growers have greater application flexibility, which allows them to mitigate some of this risk. While upgraded products contain less nitrogen by weight, they are generally easier to ship, store and apply than ammonia and are safer to handle.

Supply

Over the past seven years, global ammonia capacity has increased incrementally, growing at an average of approximately 2.5 percent per year. This result was attributable principally to the combination of new project capacity offset by permanent plant closings in the U.S. and in Europe. As global operating rates and prices have risen, so have plans for new capacity.

This anticipated new global capacity is expected to come primarily from advantaged natural gas regions of the world, such as the Middle East and Africa. This expansion of capacity could be limited, however, by high capital and construction costs, lower nitrogen prices and increasing natural gas prices. Russia has increased domestic gas prices as well as prices paid by their export customers. This has increased production costs for new and existing plants in Russia and Europe.

Imports account for a significant portion of U.S. nitrogen product supply. Producers from Russia, Canada, the Middle East, Trinidad and Venezuela are major exporters to the U.S. These export producers are often competitive in regions close to the point of entry for imports, primarily the Gulf Coast and east coast of North America. Due to higher freight costs and limited distribution infrastructure, importers are less competitive in serving the main corn growing regions of the U.S., which are more distant from these points of entry.

To help meet the growing global demand for fertilizers, especially in high growth areas like China and India, new ammonia capacity is expected to come on stream globally in the next decade. This projected capacity increase excludes Chinese plants as any new volumes in China are not expected to reach global markets, but instead are expected to be consumed by China’s growing in-country demand. For ammonia, there are a number of new capacity projects expected or underway in gas advantaged regions; however, increased construction costs and changes in demand have delayed a number of such projects.

In 2009, the industry began the year with high inventories and weak demand. To effectively manage the supply/demand dynamic we curtailed production at certain plants and managed import volumes. Demand strengthened in the second half of 2009 which allowed plant rates to return to planned production rates.

Natural Gas Costs

Natural gas in North America continues to be the most volatile commodity, but the absolute price level for 2009 NYMEX settlements were less than half of the 2008 NYMEX settlement prices. The economic downturn of 2009 played a significant role in the price decline in 2009. Consumption dropped by 5-7 percent by analysts’ calculations. Natural gas production stayed steady and rose in some places in North America, adding fuel to the lagging prices. Based on projected net increases in natural gas supply for most of 2010, coupled with high storage volumes, we expect moderate North American natural gas prices to continue, enabling us to remain competitive with global producers. Although geographic basis has tightened, we believe that our geographic plant positions in Oklahoma and Iowa provide us with a favorable delivered gas cost basis as compared to our Gulf Coast competitors.

The following is the average NYMEX forward natural gas price for the succeeding twelve-month period noted for the respective dates:

(in $per MMBtu)	March 31,	June 30,	September 30,	December 31,
2009	$4.69	$5.09	$5.72	$5.79
2008	$10.50	$13.22	$7.90	$6.09

As shown in the table above, natural gas prices in 2009 were not as volatile as in 2008. Some semblance of seasonal pricing patterns existed and the economy had a major impact on lowering prices. The first half of 2009 experienced slow price erosion and the fourth quarter of 2009 saw an increase as cooler weather caused heating demand to rise in the southern states.

Our strategy for natural gas procurement is to manage our exposure to price volatility by locking in our margin for known commitments. We execute our risk management approach by hedging natural gas prices through the use of supply contracts, financial derivatives and other instruments.

Results of Operations

Consolidated Results

We recorded 2009 net income attributable to Terra Industries Inc. of $152.6 million on revenues of $1.6 billion compared with 2008 net income attributable to Terra Industries Inc. of $641.0 million on revenues of $2.9 billion. The decrease in net income attributable to Terra Industries Inc. and revenue is due to the overall economic decline and an imbalance in the inventory channel for most of 2009, which drove pricing down. Additionally, the aggregate impact of costs associated with the income tax repatriation charge ($42.8 million), the loss on early retirement of debt ($32.4 million, net of tax), and the unsolicitated proposals by CF ($11.2 million, net of tax) was $86.4 million, net of tax. Diluted income per share for 2009 was $1.53 compared with $6.20 for 2008.

The following table shows the results of operation for the three years ended December 31, 2009, 2008 and 2007 (certain percentages that are not considered to be meaningful are represented by “NM”):

	Year Ended December 31,			2009-2008		2008-2007
(In millions, except per share data)	2009	2008	2007	Change	Percent	Change	Percent

Net sales	$1,581.4	$2,891.5	$2,342.9	$(1,310.1)	-45%	$548.6	23%
Cost of sales	1,195.2	2,028.3	1,815.4	(833.1)	-41%	212.9	12%

Gross profit	386.2	863.2	527.5	(477.0)	-55%	335.7	64%
Gross profit percentage	24.4%	29.9%	22.5%	-5.4%	-18%	7.3%	33%
Selling, general and administrative expenses	67.1	70.7	92.0	(3.6)	-5%	(21.3)	-23%
Other operating expenses	18.0	—	—	18.0	NM	—	0%
Equity in earnings of North American affiliates	(17.7)	(56.2)	(16.2)	38.5	-69%	(40.0)	247%

Income from operations	318.8	848.7	451.7	(529.9)	-62%	397.0	88%
Interest income (expense), net	(27.7)	(4.0)	(11.8)	(23.8)	595%	7.8	-66%
Loss on early retirement of debt	(53.5)	—	(38.8)	(53.5)	NM	38.8	-100%

Income before income taxes, noncontrolling interest and equity earnings (loss) of GrowHow UK Limited	237.6	844.7	401.1	(607.2)	-72%	443.6	111%
Income tax provision	(74.3)	(239.9)	(127.3)	165.6	-69%	(112.6)	88%
Equity earnings (loss) of GrowHow UK Limited	14.2	95.6	(2.7)	(81.4)	-85%	98.3	NM

Income from continuing operations, net of tax	177.5	700.4	271.1	(523.0)	-75%	429.3	158%
Income (loss) from discontinued operations, net of tax	1.1	8.3	(18.9)	(7.2)	-87%	27.2	-144%

Net income	178.6	708.7	252.2	(530.2)	-75%	456.5	181%
Less: Net income attributable to noncontrolling interest	26.0	67.7	50.3	(41.8)	-62%	17.4	35%

Net income attributable to Terra Industries Inc.	$152.6	$641.0	$201.9	$(488.4)	-76%	$439.1	217%

Diluted earnings per share	$1.53	$6.20	$1.90
Weighted average diluted shares	99,992	103,359	106,454

The following table shows North American volumes and prices for the three years ended 2009, 2008 and 2007:

	2009		2008		2007

(quantities in	Sales	Average	Sales	Average	Sales	Average
thousands of tons)	Volumes	Unit Price(1)	Volumes	Unit Price(1)	Volumes	Unit Price(1)

Ammonia(2)	1,607	$313	1,670	$552	1,765	$337
UAN-32% basis	3,226	$196	3,917	$335	4,072	$226
Urea(3)	284	$307	249	$467	247	$333
Ammonium nitrate (2)(4)	879	$196	990	$309	968	$224

(1)	After deducting $150.0 million, $159.0 million and $137.3 million outbound freight costs for 2009, 2008 and 2007, respectively.
(2)	The 2007 ammonia and AN sales volumes and prices have been adjusted to exclude Terra’s U.K. operations for comparability to 2008 and 2009 volumes and pricing.
(3)	Urea sales volumes and prices include granular urea and urea solutions data.
(4)	Ammonium nitrate sales volumes and prices include agricultural grade AN, industrial grade AN (IGAN) and ammonium nitrate solution (ANS).

Results of Operations—2009 Compared with 2008

Our net sales for 2009 decreased by 45 percent to $1.6 billion from $2.9 billion in 2008. The decrease in net sales was primarily attributable to a significant decline in nitrogen prices across all products and a moderate decrease in sales volumes as compared to 2008. Specifically, 2009 ammonia, UAN and AN pricing were 43 percent, 41 percent and 37 percent, respectively, below 2008 price levels. 2009 volumes for ammonia, UAN and AN were down 4 percent, 18 percent and 11 percent, respectively, below 2008 volume levels. The decline in nitrogen prices reflected the softening in demand due to imbalances that were present in the retail inventory channel. Despite the 86 million acres of corn planted in 2009, we did not see the typical seasonal demand due to inclement weather conditions and excess inventory carried over from 2008. Industry reports also indicate a decline of approximately 6 percent in overall fertilizer application during 2009, which contributed to the decline in volumes experienced in 2009.

The events of 2008 had a significant impact on the results of 2009. The 2008 record corn acres created a deviation in buying behavior with retailers buying more and earlier in fear of ever rising prices. However, the 2008 credit crisis led to the rapid decline of the economy. Nitrogen prices plummeted in the fourth quarter of 2008 leaving many retailers holding inventory priced higher than what the market would support. Even though growers had strong balance sheets, banks were reluctant to lend due to their evaluation of the risk at that time. Without credit, growers had limited working capital and were not willing to make advance purchases for their fertilizer needs. This trend has continued which is evident in our prepayment balances at year end. At December 31, 2008, we had $111.6 million in customer prepayments compared to $39.2 million at December 31, 2009.

The lower prices deterred imports which helped to correct the excess inventory issues. At the end 2009, inventory balances in the channel remained low due to low fall fill orders. Traditionally, growers apply nitrogen in the fall after harvest in order to be ready for the spring planting season. However, wet weather in the fall delayed farmers from accessing their fields. The situation worsened in December 2009 when several winter snow storms left approximately 5 percent of the 2009 harvest still standing in the fields. This will leave farmers with additional work in the spring to finish harvest and plant next season’s crops. The harvest issue in conjunction with the cautious buying behavior prevalent in the industry decreased our fall fill shipments during 2009. This has potential to increase pressure on logistics during the peak demand season in the spring of 2010 as there are limits to the amount of product that can be moved in the critical timeframe.

In order to effectively manage our inventory levels throughout the year, aggregate production rates were reduced to 91 percent and production was curtailed at various times throughout the year at our Donaldsonville and Woodward production facilities. The fixed costs associated with these curtailments were $21.2 million. During 2009 several of our facilities performed turnarounds. The period costs associated with the facilities being offline during the turnaround were $13.9 million for the twelve months ended December 31, 2009.

Our gross margin was $386.2 million in 2009 compared to $863.2 in 2008 and decreased as a percentage of sales to 24.4 percent from 29.9 percent. For the year, natural gas unit costs, net of forward pricing gains and losses, decreased by 48 percent from $9.33 per MMBtu in 2008 to $4.85 per MMBtu in 2009. As a result of forward price contracts, 2009 natural gas costs were $151.2 million higher than spot prices, as compared to 2008 natural gas costs, which were $134.0 million higher than spot prices.

We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements based upon these forward sales. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net cost of derivatives for 2009 was $112.1 million, as compared to the net cost of $172.5 million for 2008. Excluding the impact of the hedge cost, natural gas cost was $3.82 per MMBtu and $8.10 per MMBtu for 2009 and 2008, respectively.

Discontinued Operations

We have reported our Beaumont, Texas methanol operations as discontinued operations for the years ending December 31, 2009, 2008 and 2007. The Beaumont operations were included in our methanol segment in prior years. In connection with reporting discontinued operations, we have determined that our methanol segment no longer meets the requirements of a reporting segment.

In connection with the sale of the Beaumont facility to Eastman Chemical Company (Eastman) that was finalized in 2008, we received $5.4 million from Eastman and recognized $1.1 million of net income from discontinued operations, net of tax.

Selling, General and Administrative Costs and Other Operating Expenses

Selling, general and administrative costs decreased $3.6 million primarily due to a decrease in short term incentive compensation, offset by an increase in the long term incentive compensation in the form of phantom stock which increased with the appreciation of our stock price during 2009. Other operating expenses of $18.0 million primarily represent costs associated with the unsolicited proposals from CF, the last of which was withdrawn on January 14, 2010.

Equity Earnings of Unconsolidated Affiliates—North America

Our North American equity investments include a 50 percent ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production joint venture in the Republic of Trinidad and Tobago. We operate the plant jointly with Koch Industries. In addition, we have a 50 percent interest in an ammonia storage joint venture, Houston Ammonia Terminal, L.P., located in Houston, Texas and a 50 percent interest in a joint venture in Oklahoma CO2,located at our Verdigris, Oklahoma facility.

We recorded equity earnings of $17.7 million from our North American equity investments in 2009 as compared to $56.2 million in 2008. In addition, we also received cash distributions of $35.8 million from our North American equity investments in 2009 as compared to $72.8 in 2008. The decrease in the results for 2009 is primarily due to the decrease in Gulf ammonia pricing which affects the results of our Point Lisas facility, as compared to 2008. PLNL ammonia sales prices decreased 59 percent in 2009, offset by a slight increase in sales volumes of 3 percent and a 66 percent decrease in natural gas cost.

Equity Earnings of Unconsolidated Affiliates—GrowHow

We recorded income of $14.2 million from GrowHow in 2009 as compared to income of $95.6 million in 2008. The decrease is primarily due to a 29 percent decrease in sales price and a 26 percent decrease in sales volumes, partially offset by a 60 percent decrease in natural gas costs in 2009 as compared to 2008. The U.K. market faced similar challenges to North America related to the decline in the global economy affecting demand.

Despite the decline in equity earnings of $81.4 million, we received balancing consideration and other payments of $21.2 million during 2009 as compared to the $61.3 million received for balancing payments and $27.4 million received as a contribution settlement in 2008.

Loss on Early Retirement of Debt

On September 24, 2009, we commenced a cash tender offer for any and all of the Senior Unsecured Notes due in 2017 (2017 Notes). On October 27, 2009, we announced completion of the tender offer and received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2 percent of the outstanding notes. As of December 31, 2009, the outstanding debt balance related to the 2017 Notes is $12.5 million. We recorded a $53.5 million pre-tax loss ($32.4 million, net of tax) on the early retirement of debt which consisted of $48.8 million for the early call premium, $4.5 million of unamortized issuance costs, and $0.2 million in related expenses for the tender of the 2017 Notes.

Noncontrolling Interest

Noncontrolling interest represents third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). We own an aggregate of 75.3 percent of TNCLP through general and limited partnership interests. TNCLP has its manufacturing facility in Verdigris, Oklahoma and is a major U.S. producer of nitrogen fertilizer products.

The noncontrolling interest reported in 2009 and 2008 amounts are directly related to TNCLP earnings and losses. The TNCLP Agreement of Limited Partnership allows for the General Partner to receive Incentive Distribution Rights (IDR’s) once a minimum threshold has been met. During 2009, the Minimum Quarterly Distribution was met during the year, which entitled us to increased income allocations as provided for in the TNCLP Agreement of Limited

Partnership. The 2009 noncontrolling interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $10.6 million in 2009 and $36.6 million in 2008. Noncontrolling interest expense was $26.0 million in 2009 and $67.7 million in 2008.

Income Taxes

Our income tax expense in 2009 and 2008 was $74.3 million and $239.9 million, respectively. The 2009 effective rate was 32.9 percent, compared to 27.5 percent in 2008. Our effective tax rate reflects tax benefits derived from operations outside the U.S. which are generally taxed at rates lower than the U.S. federal statutory rate of 35 percent.

During the fourth quarter of 2009, the Company recognized U.S. tax expense associated with repatriation of funds to the U.S. The amount of additional tax expense associated with the repatriation of funds was approximately $42.8 million. Excluding the $42.8 million income tax repatriation charge, our 2009 effective tax rate was 14.0 percent.

The tax provision rate for 2009 includes benefits related to the fourth quarter 2008 intercompany restructuring of our foreign operations into a global holding company structure. Terra’s effective tax rate also reflects tax credits primarily related to the Woodward UAN upgrade project. The 2009 benefit recorded from current tax credit usage is approximately $7.3 million. Also during 2008, Terra completed its evaluation of the domestic manufacturer’s deduction provision of the American Jobs Creation Act of 2004 and recorded a 2009 benefit of approximately $5.3 million as a result of qualifying production activity income derived in the U.S.

For a full reconciliation of our effective tax rate to the U.S. federal and state statutory rates and further explanation of our provision for income taxes, see Note 20, Income Taxes, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Results of Operations—2008 Compared with 2007

Our net sales for 2008 increased by 23 percent to $2.9 billion from $2.3 billion in 2007. The increase in net sales was primarily attributable to higher sales prices across all products resulting from strong nitrogen demand driven by high commodity grain prices. Specifically, 2008 ammonia, UAN and AN pricing were 64 percent, 48 percent and 38 percent, respectively, above 2007 price levels. Volumes for ammonia and UAN were down 5 percent and 4 percent, respectively, compared to 2007 due to light nitrogen demand in the fourth quarter, while AN volumes were unchanged. Net sales in 2007 included $319.1 million from U.K. operations which were contributed into GrowHow during the 2007 third quarter and its 2008 results are classified as non-operating equity earnings.

Our gross margin was $863.2 million in 2008 compared to $527.5 in 2007 and increased as a percentage of sales to 29.9 percent from 22.5 percent. The gross margin percentage improvement for 2008 reflects price increases more than offsetting our increase in natural gas costs. For the year, natural gas unit costs, net of forward pricing gains and losses, increased by 32 percent from $7.08 per MMBtu in 2007 to $9.33 per MMBtu in 2008. We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. As a result of forward price contracts, 2008 natural gas costs were $134.0 million higher than spot prices, as compared to 2007 natural gas costs which were $53.3 million higher than spot prices.

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

Due to a significant decline in fertilizer demand during late 2008, we decided to temporarily halt production at our Donaldsonville and Woodward facilities. We recorded a charge of $16.5 million to cost of sales representing the fair value carried in accumulated other comprehensive income (loss) of related derivative contracts because these contracts no longer qualify under hedge accounting. In addition, we recorded a $16.0 million charge to cost of sales representing a portion of fair value carried in accumulated other comprehensive income for those contracts that we determined would not result in production costs that would support reasonably profitable operations.

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

Equity Earnings of Unconsolidated Affiliates—North America

We recorded income of $56.2 million from our North American equity investments in 2008 as compared to $16.2 million in 2007. In addition, we also received cash distributions of $72.8 million from our North American equity investments in 2008 as compared to $29.5 in 2007. Our North American joint ventures benefited from strong demand in 2008 which drove pricing increases.

Equity Earnings of Unconsolidated Affiliates—GrowHow

We recorded income of $95.6 million from GrowHow in 2008 as compared to a loss of $2.7 million in 2007. We received a contribution settlement payment and a balancing consideration payment from GrowHow of $27.4 million and $61.3 million, respectively, in 2008. Our U.K. operations were contributed into GrowHow on September 14, 2007, therefore 2007 results only include the period from formation through December 31, 2007. The joint venture benefited from strong demand in 2008 which drove pricing increases. Additionally, the continued relative strength of the British pound provided favorable foreign exchange translation.

Noncontrolling Interest

Noncontrolling interest represents third-party interests in the earnings of the publicly held common units of TNCLP. The 2008 and 2007 amounts are directly related to TNCLP earnings and losses. During 2008, the cumulative shortfall of the Minimum Quarterly Distribution was satisfied which entitled us to increased income allocations as provided for in the TNCLP Partnership Agreement. The 2008 noncontrolling interest balance reflects the impact of these adjusted income allocations. Our increased income allocation attributed to our General Partner interest was $36.6 million in the year ended December 31, 2008. The net income attributable to the noncontrolling interest was $67.7 million in 2008 and $50.3 million in 2007.

Income Taxes

Our income tax expense in 2008 and 2007 was $239.9 million and $127.3 million, respectively. The 2008 effective rate was 27.5 percent, compared to 36.6 percent in 2007. Our effective tax rate reflects tax benefits derived from operations outside the U.S. which are generally taxed at rates lower than the U.S. federal statutory rate of 35 percent.

The tax provision rate for 2008 includes a benefit of approximately $33.3 million related to a fourth quarter 2008 intercompany restructuring of our foreign operations into a global holding company structure. Terra’s effective tax rate also reflects tax credits primarily related to the Woodward UAN upgrade project. The 2008 benefit recorded from current tax credit usage is approximately $19.5 million. Also during 2008, Terra completed its evaluation of the domestic manufacturer’s deduction provision of the American Jobs Creation Act of 2004 and recorded a benefit of approximately $13.3 million as a result of qualifying production activity income derived in the U.S.

For a full reconciliation of our effective tax rate to the U.S. federal and state statutory rates and further explanation of our provision for income taxes, see Note 20, Income Taxes, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Summary

Our primary uses of cash and cash equivalents were to fund our working capital requirements, make payments for plant turnarounds and capital expenditures, repurchase our common stock under the share repurchase program, make distributions to noncontrolling interests, and fund common stock dividends. The principal sources of funds were cash flows from operations and funds received from GrowHow and proceeds from the sale of the Beaumont, Texas facility. Cash and cash equivalent balances at December 31, 2009 were $501.3 million. During 2009, cash and cash equivalents decreased $465.4 million.

Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less. Our cash equivalents included $280.5 million invested in money market mutual funds. There are no withdrawal restrictions on any of these funds. The remaining cash equivalents were invested in obligations of highly-rated financial institutions with an average weighted maturity of approximately 43 days.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

Total cash provided by (used in):	2009	2008	2007

Operating activities	$204.1	$483.1	$747.9
Investing activities	(93.1)	51.6	(94.5)
Financing activities	(572.2)	(262.2)	(133.6)
Effect of exchange rate changes on cash	(4.2)	(4.0)	(0.6)

Increase (decrease) in cash and cash equivalents	$(465.4)	$268.5	$519.2

Operating Activities

Our cash flows from operating activities were $204.1 million during 2009. The $204.1 million is comprised of $267.0 million from operations offset by $62.9 million from changes in our working capital accounts. The $267.0 million includes $152.6 million of net income attributable to Terra, adjusted for non-cash expenses. The significant non-cash expenses that we incurred include $84.8 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs and $16.2 million of share based compensation expense, offset by $14.2 million of equity earnings from GrowHow and $18.2 million of deferred income taxes.

Included in the December 31, 2009 cash and cash equivalents balance of $501.3 million is $39.2 million of customer prepayments for the selling price and delivery costs of products that we expect to ship during the first half of 2010, as compared to the December 31, 2008 cash and cash equivalents balance of $966.7 which included $111.6 million in customer prepayments.

Investing Activities

Our investing activities used cash of $93.1 million during 2009. The primary uses of cash were related to $108.5 million of property, plant and equipment purchases for our operations and $25.4 million for turnaround activities. The primary sources of cash were related to the balancing consideration payment and other payments from GrowHow of $21.2 million, $14.0 million from distributions received from North American Equity investments, and $5.4 million in connection to the sale of the Beaumont facility to Eastman that occurred in 2008.

Financing Activities

Our financing activities used cash of $572.2 million during 2009. The primary use was $788.6 million for dividends paid to holders of common stock, including the $7.50-per-share special cash dividend paid in the fourth quarter of 2009. To declare and pay the special cash dividend we completed a debt refinancing whereby we issued $600 million of 7.75 percent unsecured senior notes due 2019. The proceeds were used to redeem $317.5 million of the $330 million 7 percent unsecured senior notes due 2017 and to pay the special cash dividend. We incurred

$14.4 million in debt issuance costs related to the refinancing in the fourth quarter of 2009. Other uses of cash include $41.1 million of distributions to the noncontrolling interest holders of TNCLP; and $6.6 million for common stock issuances, offset by $6.3 million related to excess tax benefits from share compensation plans.

On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares, representing 14 percent of our then outstanding common stock. The stock buyback program commenced on May 7, 2008 and has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices we determine appropriate. Purchases may be commenced or suspended at any time without notice. As of December 31, 2009, there were 7,448,662 shares available to be purchased under the plan. There were no share repurchases during 2009 as compared to the 5,393,055 shares repurchased during 2008.

Long-term Debt and Revolving Credit Facilities

During 2009, we completed a debt refinancing whereby we issued $600 million of 7.75 percent unsecured senior notes due 2019. These proceeds were used to redeem $317.5 million of 7.00 percent senior secured notes due 2017 and to fund dividends paid to holders of common stock.

In connection with the debt refinancing, we amended our revolving credit facilities to expand our capabilities to pay dividends, invest in capital expenditures, and invest in joint venture opportunities. Borrowing availability under the facilities is generally based on eligible cash balances, 85 percent of eligible accounts receivable and 60 percent of eligible inventory, less outstanding letters of credit. These facilities include $50 million solely dedicated for the use of TNCLP, one of our consolidated subsidiaries.

At December 31, 2009, there were no outstanding revolving credit borrowings and there were $8.0 million in outstanding letters of credit, resulting in remaining borrowing availability of approximately $192.0 million under the facilities. We are required to maintain a minimum unused borrowing availability of $30 million. The facilities also require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. In addition, if our borrowing availability falls below a combined $60 million, we are required to have generated $60 million of operating cash flows, or earnings before interest, income taxes, depreciation, amortization and other non-cash items (as defined in the facilities) for the preceding four quarters. The facilities also require that there be no change of control related to Terra, such that no individual or group acquires more than 35 percent of the beneficial ownership of the outstanding voting shares of Terra. Such change of control, such as the Yara Merger, would constitute an event of default under the facilities.

Our ability to meet facilities covenants will depend on future operating cash flows, working capital needs, receipt of customer prepayments and trade credit terms. Failure to meet these covenants could result in additional costs and fees to amend the facilities or could result in termination of the facilities. Access to adequate bank facilities may be required to fund our need to build inventories during the second half of the year in order the ensure product availability during the peak sales season. We believe that our facilities are adequate for expected 2010 sales levels.

In addition, our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by our ability to obtain sufficient credit terms. For additional information regarding commodity price risk, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Based on our December 31, 2009 financial position and the current market conditions for our finished products and for natural gas, we anticipate that we will be able to comply with our covenants through 2010.

Preferred Shares and Common Stock

We had 4.25 percent Cumulative Convertible Perpetual Series A Preferred Shares (Series A Preferred Shares) with a liquidation value of $0.5 million outstanding at December 31, 2009. The Series A Preferred Shares are not redeemable, but are convertible into common stock at a conversion price of $9.96 per common share at the option of the holder. These Series A Preferred Shares may, at our option, be automatically converted to common shares after December 20, 2009 if the closing price for common shares exceeds 140 percent of the conversion price for any twenty days within a consecutive thirty-day period prior to such a conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, holders of the Series A Preferred

Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms. The Yara Merger Agreement requires us to convert all outstanding Series A Preferred Shares into common stock prior to the closing of the Yara Merger. On February 24, 2010, we announced that all outstanding Series A Preferred Shares will convert to shares of common stock on March 15, 2010.

During 2008, we made inducement payments of $5.3 million to holders of our Series A Preferred Shares, which resulted in a conversion of 118,400 Series A Preferred Shares into 11,887,550 shares of common stock. An additional 1,100 Series A Preferred Shares were redeemed in the third quarter of 2009 for 110,442 common shares. As the inducement offer had expired in 2008, there were no inducement payments for the redemption occurring in 2009.

During 2009, 2008 and 2007 we paid $0.1 million, $3.9 million and $5.1 million, respectively, for preferred share dividends. We paid $788.6 million in common stock dividends in 2009. We paid $28.3 million in common stock dividends in 2008. There were no common stock dividends paid in 2007.

Share Repurchases

In May 2008, the Board authorized the repurchase of 10 million shares of common stock and carried over the balance of 2.8 million unpurchased shares from the prior program, for total authorization of approximately 12.8 million shares, representing approximately 14 percent of our then outstanding common stock, on the open market in private transactions or otherwise. Terra repurchased no common stock during 2009.

Capital Expenditures

During 2009 and 2008, we funded plant and equipment purchases of $108.5 million and $79.2 million, respectively. Our 2009 capital expenditures were primarily for the expansion of the UAN production at our Woodward facility and replacement or sustaining capital needs at all of our production facilities. We expect the Woodward expansion to cost $180.0 million and to be completed during 2010. During 2009, capital expenditures related to the expansion were $85.8 million.

We expect 2010 plant and equipment purchases to approximate $175-180 million consisting primarily of $90-95 million in expenditures for replacement of equipment or to improve operating results at our manufacturing facilities and approximately $85-90 million for the expansion of our Woodward facility.

Plant turnaround costs represent cash used for the periodic scheduled major maintenance of our continuous process production facilities that is performed at each plant, generally every two years. We funded $25.4 million and $10.1 million of plant turnaround costs in 2009 and 2008, respectively. We estimate 2010 plant turnaround costs will approximate $25-30 million.

Off-Balance Sheet Transactions

We have leases for equipment, railcars and production, office and storage facilities. These leases are accounted for as operating leases. The assets and liabilities associated with the operating leases are not recorded on our balance sheet.

Contractual Obligations

Contractual obligations and commitments to make future payments at December 31, 2009 were:

(in millions)	Payments Due In

	Total	2010	2011-2012	2013-2014	Thereafter

Long-term debt	$612.5	$—	$—	$—	$612.5
Interest payments on long-term debt	472.0	47.4	94.8	94.8	235.0
Operating leases	157.1	43.3	70.2	33.0	10.6
Ammonia purchase obligations(1)	923.4	102.6	205.2	205.2	410.4
Natural gas and other purchase obligations	348.1	276.4	47.0	24.7	—

Total(2)	$2,513.1	$469.7	$417.2	$357.7	$1,268.5

1.	We have a contractual obligation to purchase one-half of the ammonia produced by Point Lisas. The purchase price is based on the average market price of ammonia, F.O.B. Caribbean, less a discount. Obligations in the above table are based on purchasing 360,000 short tons per year at the three year average price paid. This contract expires in October 2018.
2.	The total contractual obligations and commitments do not include an ASC 740 liability of $62.4 million. (See Note 21, Unrecognized Tax Benefit, to our Consolidated Financial Statements included in Item 8, Financial Statements and Supplemental Data, of this Annual Report on Form 10-K.)

Remediation of Severnside under Joint Venture Agreement

In conjunction with the formation of GrowHow, we commenced the closure of our Severnside, U.K. facility. Pursuant to the agreement with Kemira, we are responsible for an remediation costs required to prepare the Severnside site for disposal. During 2009 Severnside underwent remediation and we incurred $8.7 million in relation to the remediation costs. We estimate a remaining $2-3 million in remediation cost to be incurred in 2010. Upon the disposition of Severnside, Terra is entitled to receive the net sales proceeds. We anticipate that the proceeds related to the sale of the Severnside land will exceed the total cost of reclamation of the site.

Pension Assets and Liabilities

We have three pension plans—an employees’ retirement plan (U.S. Employees’ Plan) and an excess benefit plan (U.S. Excess Plan) in the United States and a pension plan for employees of Terra International (Canada) Inc. (Canadian Employees’ Plan) in Canada. Our U.S. Employees’ Plan and Canada Employees’ Plan are not fully funded with combined projected benefit obligations exceeding plan assets by $11.0 million. Our U.S. Excess Plan is unfunded and had a projected benefit obligation of $10.8 million at December 31, 2009.

The pension projected benefit obligations were computed based on a 5.9 percent discount rate, which was based on yields for high-quality corporate bonds (Moody’s Investor Service “AA” rated or equivalent) with a maturity approximating the duration of our pension obligation. Future declines in comparable bond yields would increase our pension obligation and future increases in bond yields would decrease our pension obligation. Our pension obligation, net of plan assets, could increase or decrease depending on the extent that returns on pension plan assets is lower or higher than the discount rate.

Our cash contributions to pension plans were $2.4 million in 2009. Future contributions depend on our funding decisions, actual returns for plan assets, and legislative changes to pension funding requirements and/or plan amendments. See Note 17, Retirement Benefit Plans, of the Notes to our Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on our retirement benefits plans.

Environmental, Health and Safety

Expenditures related to environmental, health and safety regulation compliance are primarily composed of operating costs that totaled $11.6 million in 2009. Because environmental health and safety regulations are expected to continue to change and generally to become more restrictive than current requirements, the cost of compliance likely will increase. We do not expect compliance with such regulations to have a material adverse effect on the results of operations, financial position or net cash flows.

We incurred $12.8 million of 2009 capital expenditures to ensure compliance with environmental, health and safety regulations. We may be required to install additional air and water quality control equipment, such as low nitrous oxide burners, scrubbers, ammonia sensors and continuous emission monitors to continue to achieve compliance with the Clean Air Act and similar requirements. These equipment requirements typically apply to competitors as well.

We estimate that the cost of complying with existing requirements in 2010, 2011, 2012 and beyond will be approximately $34.0 million in the aggregate.

Noncontrolling Interest

Noncontrolling interest represents the third party interest in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. We own 75.3 percent of the outstanding units. TNCLP makes cash distributions to the General and Limited Partners based upon formulas defined in the Agreement of Limited Partnership. Available Cash for distribution is defined generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the General Partner determines in its reasonable discretion to be necessary. Cash distributions to the Limited Partner and General Partner vary depending on when the cumulative distributions exceed the Minimum Quarterly Distribution (MQD) target levels set forth in the Agreement of Limited Partnership.

The cumulative shortfall of the MQD was satisfied during 2009 which entitled the General Partner to increased income allocations as provided for in the Agreement of Limited Partnership. The increased income allocation attributed to our General Partner interest was $10.6 million in 2009 and $36.6 million for 2008.

During 2009, 2008 and 2007, TNCLP distributed $41.1 million, $69.6 million and $35.2 million, respectively, to the noncontrolling TNCLP common unitholders.

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

Pension Assets and Liabilities

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Our U.S. Employees’ Plan and Canada Employees’ Plan are not fully funded with combined projected benefit obligations exceeding plan assets by $11.0 million. Our U.S. Excess Plan is unfunded and had a projected benefit obligation of $10.8 million at December 31, 2009. The December 31, 2009 pension obligation was computed based on an average 5.9 percent discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is determined based on historical portfolio results and management’s expectations of the future economic environment. Declines in comparable bond yields would decrease our net pension asset. Our net pension asset could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

Deferred Income Taxes

Terra accounts for income taxes using the asset and liability method described in the Accounting Standards Codification (Codification or ASC) Topic 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that undistributed earnings of Terra’s foreign subsidiaries and affiliated corporate joint ventures accounted for on the equity method are considered to be permanently reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. If we receive distributions from any of these foreign subsidiaries or affiliates or determine the undistributed earnings of these foreign subsidiaries or affiliates to not be permanently reinvested, we record U.S. tax liabilities in the consolidated financial statements.

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

We adopted the provision of ASC 740, Income Taxes (previously referred to as FASB Interpretation No. 48, Accounting for Uncertainty to Income Taxes (FIN 48)), on January 1, 2007. Under ASC 740, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued new guidance on Generally Accepted Accounting Principles (GAAP) relating to the Codification. This guidance establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (EITF) Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued new guidance on business combinations, which was effective for us for business combinations with the acquisition date on or after January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued new guidance on noncontrolling interests, which we adopted on January 1, 2009. This guidance amends the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies the definition and classification of a noncontrolling interest, revises the presentation of noncontrolling interests in the consolidated income statement, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated. This guidance also required expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The required changes in presentation have been reflected in the consolidated balance sheets, statements of operations and statements of cash flows and in the notes to the consolidated financial statements, where applicable.

In March 2008, the FASB issued new guidance on derivatives and hedging, which requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. We adopted this guidance on January 1, 2009 and these disclosures are included in Note 5 herein.

In June 2008, the FASB issued new guidance on earnings per share. The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We adopted this guidance on January 1, 2009 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued new guidance on compensation, which amends previous guidance to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within the plan assets and valuation techniques used to measure the fair value of plan assets. This new guidance required new disclosures only, and did not impact our consolidated financial position, results of operations or cash flows. We have included these additional disclosures in Note 17 herein.

In April 2009, the FASB issued guidance on fair value measurements and disclosures, which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. This also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures. We adopted this guidance on April 1, 2009, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance relating to investments, which amends the other-than-temporary recognition guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity interim securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security, and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. We adopted this guidance on April 1, 2009 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance relating to interim disclosures about the fair value of financial instruments. This guidance required disclosures about fair value of all financial instruments for interim reporting periods. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities were only disclosed once a year. This guidance will now require these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted this guidance on April 1, 2009 and included the additional interim disclosure information in our quarterly SEC filings.

In June 2009, the FASB issued new guidance on subsequent events. This guidance provides authoritative accounting literature and disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. This guidance is effective for us for the periods ended on and after June 30, 2009. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have reviewed and disclosed all material subsequent events in Note 27 herein.

In June 2009, the FASB issued new guidance on transfers and servicing, an amendment of previous authoritative guidance. The most significant amendments resulting from this guidance consist of the removal of the concept of a qualifying special-purpose entity (SPE) from previous authoritative guidance, and the elimination of the exception for qualifying SPEs from the consolidation guidance regarding variable interest entities. This guidance is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. This guidance is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In September 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011 and we are currently assessing the impact this guidance will have on our financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The

Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Fluctuations

Our policy is to manage risk associated with foreign currency fluctuations by entering into forward exchange and option contracts covering specific currency obligations or net foreign currency operating requirements, as deemed necessary and appropriate in each individual circumstance. Such hedging is limited to the amounts and duration of the specific obligations being hedged and, in the case of operating requirements, no more than 75 percent of the forecasted requirements. The primary currencies to which we are exposed are the Canadian dollar and the British pound. At December 31, 2009, we had no open forward currency positions.

Natural Gas Prices—North American Operations

Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge natural gas provided that such arrangements would not result in costs greater than expected selling prices for our finished products. Estimated North American natural gas requirements for 2010 are approximately 113 billion cubic feet (BCF). We have hedged 14 percent of our expected 2010 North American requirements and none of our requirements beyond December 31, 2010. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and our computations. These instruments and other natural gas positions fixed natural gas prices at $7.7 million (includes $8.4 million related to accumulated other comprehensive loss) more than published prices for December 31, 2009 forward markets. Market risk is estimated as the potential loss in fair value resulting from a hypothetical price change. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Based on our derivatives outstanding at December 31, 2009 and 2008, which included swaps, basis swaps and call options, a $1 per MMBtu increase in NYMEX would result in a $15.6 million and $2.4 million, respectively change or fluctuation in our natural gas cost.

Natural Gas Prices—Trinidad Operation

The natural gas requirements of Point Lisas Nitrogen Limited are supplied under contract until 2018 with the Natural Gas Company of Trinidad and Tobago. The cost of natural gas to the joint venture fluctuates based on changes in the market price of ammonia.

Seasonality and Volatility

The fertilizer business is highly seasonal, based upon the planting, growing and harvesting cycles. Nitrogen fertilizer inventories must be accumulated to permit uninterrupted customer deliveries and require significant storage capacity. This seasonality generally results in higher fertilizer prices during peak consumption periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the late fall/early winter period as depleted inventories are restored.

Nitrogen fertilizer prices can also be volatile as a result of a number of other factors. The most important of these factors are:

▪	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);

▪	Quantities of fertilizers imported to primary markets;

▪	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markets, and domestic demand (food, feed and biofuel); and

▪	Price fluctuations in natural gas, the principal raw material used to produce nitrogen fertilizer.

Governmental policies may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted, crop prices and environmental demand.

Nitrogen Prices

The prices for nitrogen products can be volatile and from time to time we mitigate some of this volatility through the use of derivative commodity instruments. We have not hedged any of our 2010 North American sales.

Interest Rate Fluctuations

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We had no interest rate financial derivatives outstanding at December 31, 2009. We had no short-term borrowings under our revolving credit facilities at December 31, 2009.

Interest Rate Sensitivity

(in millions)	Expected Maturity Date

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Long-Term Debt
Senior Unsecured Notes fixed rate of 7.75% ($US)	$—	$—	$—	$—	$—	$600.0	$600.0	$639.7

Senior Unsecured Notes fixed rate of 7.00% ($US)	$—	$—	$—	$—	$—	$12.5	$12.5	$12.9

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

The accompanying consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the accompanying consolidated statements of financial position of Terra Industries Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, statements of changes in common stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Terra Industries Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying financial statements have been retrospectively adjusted for the adoption of consolidation guidance issued by the Financial Accounting Standards Board related to noncontrolling interests in consolidated financial statements effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Omaha, Nebraska
February 25, 2010

Consolidated Statements of Financial Position

	At December 31,
(in thousands)	2009	2008

Assets
Cash and cash equivalents	$501,310	$966,700
Accounts receivable, less allowance for doubtful accounts of $1,403 and $290	100,216	130,390
Inventories, net	137,073	197,091
Margin deposits with derivative counterparties	—	36,945
Other current assets	87,703	61,338

Total current assets	826,302	1,392,464

Property, plant and equipment, net	456,702	403,313
Equity method investments	258,860	270,915
Deferred plant turnaround costs, net	25,011	23,467
Other assets	32,868	22,858

Total assets	$1,599,743	$2,113,017

Liabilities
Accounts payable	$87,898	$99,893
Customer prepayments	39,238	111,592
Derivative hedge liabilities	281	125,925
Accrued and other current liabilities	78,792	127,770

Total current liabilities	206,209	465,180

Long-term debt	602,434	330,000
Deferred taxes	76,819	61,443
Pension liabilities	27,521	9,170
Other liabilities	101,126	78,553

Total liabilities	1,014,109	944,346

Commitments and contingencies (Note 13)	—	—

Preferred Shares—liquidation value of $500 and $1,600	483	1,544

Common Stockholders’ Equity
Capital stock
Common Shares, authorized 133,500 shares; 99,841 and 99,330 shares outstanding	152,802	152,111
Paid-in capital	446,078	579,164
Accumulated other comprehensive loss	(120,362)	(175,529)
Retained earnings	12,219	507,299

Total common stockholders’ equity	490,737	1,063,045
Noncontrolling interest	94,414	104,082

Total equity	585,151	1,167,127

Total liabilities and equity	$1,599,743	$2,113,017

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per-share amounts)	2009	2008	2007

Product revenues	$1,576,528	$2,880,255	$2,335,874
Other income	4,904	11,224	7,055

Total Revenue	1,581,432	2,891,479	2,342,929

Cost and Expenses
Cost of sales	1,195,176	2,028,252	1,815,421
Selling, general and administrative expenses	67,137	70,736	91,971
Other operating expenses	18,000	—	—
Equity in earnings of North American affiliates	(17,702)	(56,237)	(16,209)

	1,262,611	2,042,751	1,891,183

Income from operations	318,821	848,728	451,746
Interest income	4,136	23,370	17,262
Interest expense	(31,860)	(27,369)	(29,100)
Loss on early retirement of debt	(53,476)	—	(38,836)

Income before income taxes, noncontrolling interest and equity earnings (loss) of GrowHow UK Limited	237,621	844,729	401,072
Income tax provision	(74,299)	(239,851)	(127,316)
Equity earnings (loss) of GrowHow UK Limited	14,177	95,578	(2,718)

Income from continuing operations, net of tax	177,499	700,456	271,038
Income (loss) from discontinued operations, net of tax	1,118	8,269	(18,861)

Net income	178,617	708,725	252,177
Less: Net income attributable to the noncontrolling interest	25,984	67,684	50,281

Net income attributable to Terra Industries Inc.	$152,633	$641,041	$201,896

Amounts attributable to Terra Industries Inc. common stockholders:
Income from continuing operations, net of tax	$151,515	$632,772	$220,757
Income (loss) from discontinued operations, net of tax	1,118	8,269	(18,861)
Less: Inducement payment of preferred stock conversion	—	5,266	—
Less: Preferred share dividends	56	3,876	5,100

Net income attributable to Terra Industries Inc. common stockholders	$152,577	$631,899	$196,796

Basic income per common share attributable to Terra Industries Inc. common stockholders:
Continuing operations	$1.53	$6.65	$2.38
Discontinued operations	0.01	0.09	(0.21)

Earnings per share	$1.54	$6.74	$2.17

Diluted income per common share attributable to Terra Industries Inc. common stockholders:
Continuing operations	$1.52	$6.12	$2.07
Discontinued operations	0.01	0.08	(0.17)

Earnings per share	$1.53	$6.20	$1.90

Weighted Average Shares Outstanding:
Basic	99,386	93,827	90,575
Diluted	99,992	103,359	106,454

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2009	2008	2007

Operating Activities
Net income	$178,617	$708,725	$252,177
Income (loss) from discontinued operations, net of tax	1,118	8,269	(18,861)

Income from continuing operations, net of tax	177,499	700,456	271,038
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	84,840	78,854	94,784
Loss on sale of property, plant and equipment	827	2,321	—
Deferred income taxes	(18,236)	(15,180)	103,400
Distributions in excess of equity earnings of North American affiliates	4,074	8,343	8,536
Equity (earnings) loss of GrowHow UK Limited	(14,177)	(95,578)	2,718
Non-cash loss on derivatives	675	39,779	1,300
Share-based compensation	16,174	8,104	28,102
Amortization of intangible and other assets	9,719	8,705	6,954
Non-cash loss on early retirement of debt	4,546	—	4,662
Change in operating assets and liabilities:
Accounts receivable	27,874	36,310	(38,180)
Inventories	65,036	(71,422)	45,772
Accounts payable and customer prepayments	(87,584)	(197,452)	218,081
Margin deposits with derivative counterparties	36,945	(36,307)	(601)
Derivative hedge liabilities	(125,644)	111,192	(7,858)
Other assets and liabilities, net	20,435	(103,142)	(4,924)

Net cash flows from operating activities – continuing operations	203,003	474,983	733,784
Net cash flows from operating activities – discontinued operations	1,118	8,161	14,081

Net Cash Flows from Operating Activities	204,121	483,144	747,865

Investing Activities
Capital expenditures and plant turnaround expenditures	(133,934)	(89,307)	(82,376)
Proceeds from the sale of property, plant and equipment	188	2,073	24
Distributions received from North American affiliates	14,049	8,180	4,705
Cash retained by GrowHow UK Limited	—	—	(16,788)
Contribution settlement received from GrowHow UK Limited	—	27,427	—
Balancing consideration and other payments from GrowHow UK Limited	21,205	61,272	—

Net cash flows from investing activities – continued operations	(98,492)	9,645	(94,435)
Net cash flows from investing activities – discontinued operations	5,356	41,879	—

Net Cash Flows from Investing Activities	(93,136)	51,524	(94,435)

Financing Activities
Issuance of debt	589,788	—	330,000
Payments under borrowing arrangements	(317,475)	—	(331,300)
Payments for debt issuance costs	(14,360)	—	(6,444)

Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(in thousands)	2009	2008	2007

Preferred share dividends paid	(56)	(3,876)	(5,100)
Inducement payment to preferred stockholders	—	(5,266)	—
Common stock dividends paid	(788,588)	(28,274)	—
Common stock issuances and vestings	(6,642)	(9,839)	(1,424)
Excess tax benefits from equity compensation plans	6,304	12,122	3,317
Payments under share repurchase program	—	(157,500)	(87,426)
Distribution to noncontrolling interests	(41,149)	(69,557)	(35,239)

Net Cash Flows from Financing Activities	(572,178)	(262,190)	(133,616)

Effect of Exchange Rate Changes on Cash	(4,197)	(4,016)	(593)

(Decrease) Increase in Cash and Cash Equivalents	(465,390)	268,462	519,221
Cash and Cash Equivalents at Beginning of Year	966,700	698,238	179,017

Cash and Cash Equivalents at End of Year	$501,310	$966,700	$698,238

Supplemental cash flow information:
Interest paid	$29,625	$24,256	$23,200
Income tax refunds received	3,774	1,455	558
Income taxes paid	146,048	200,528	22,697
Supplemental schedule of non-cash investing and financing activities:
Conversion of warrants to common stock	$—	$2,496	$568
Conversion of preferred shares to common stock	1,061	114,256	—
Terra Nitrogen U.K. contributed for equity investment	—	—	213,235
Supplemental schedule of unconsolidated affiliates distributions:
Distributions received from North American affiliates	$35,825	$72,760	$29,450
Contribution settlement payments, balancing consideration and other payments received from GrowHow UK Limited	21,205	88,699	—

Total Cash Received from Unconsolidated Affiliates	$57,030	$161,459	$29,450

See accompanying Notes to the Consolidated Financial Statements

Statements of Changes in Common Stockholders’ Equity

				Accumulated		(Accumulated
				Other		Deficit)
	Common Stock		Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Interest	Earnings	Total	Income

January 1, 2007	92,630	$144,976	$693,896	$(63,739)	$94,687	$(292,137)	$577,683

Comprehensive Income:
Net income	—	—	—	—	50,281	201,896	252,177	$252,177
Foreign currency translation adjustments	—	—	—	(46,882)	—	—	(46,882)	(46,882)
Change in fair value of derivatives, net of taxes of $3,351	—	—	—	7,372	(1,148)	—	6,224	6,224
Pension and post-retirement benefit liabilities, net of taxes of $8,599	—	—	—	15,797	—	—	15,797	15,797

Transfer of U.K. pension plan to GrowHow UK Limited	—	—	—	43,272	—	—	43,272
Comprehensive income								227,316
Comprehensive income attributable to noncontrolling interest								(49,133)

Comprehensive income attributable to Terra Industries Inc.								$178,183

Distributions to noncontrolling interest	—	—	—	—	(35,239)	—	(35,239)
Preferred share dividends	—	—	—	—	—	(5,100)	(5,100)
Exercise of stock options	336	336	786	—	—	—	1,122
Net vested stock	53	290	(2,836)	—	—	—	(2,546)
Net conversion of warrants	568	568	(568)	—	—	—	—
Shares purchased and retired under share repurchase program	(4,000)	(4,000)	(83,426)	—	—	—	(87,426)
Share-based compensation	—	—	11,022	—	—	—	11,022

December 31, 2007	89,587	$142,170	$618,874	$(44,180)	$108,581	$(95,341)	$730,104

Statements of Changes in Common Stockholders’ Equity (cont’d)

				Accumulated		(Accumulated
				Other		Deficit)
	Common Stock		Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Interest	Earnings	Total	Income

January 1, 2008	89,587	$142,170	$618,874	$(44,180)	$108,581	$(95,341)	$730,104

Comprehensive Income:
Net income	—	—	—	—	67,684	641,041	708,725	$708,725
Foreign currency translation adjustments	—	—	—	(98,308)	—	—	(98,308)	(98,308)
Change in fair value of derivatives, net of taxes of ($22,157)	—	—	—	(31,861)	(2,626)	—	(34,487)	(34,487)
Pension and post-retirement benefit liabilities, net of taxes of ($1,947)	—	—	—	(1,180)	—	—	(1,180)	(1,180)

Comprehensive income								574,750
Comprehensive income attributable to noncontrolling interest								(65,058)

Comprehensive income attributable to Terra Industries Inc.								$509,692

Distribution to noncontrolling interest	—	—	—	—	(69,557)	—	(69,557)
Preferred share dividends	—	—	—	—	—	(3,876)	(3,876)
Common stock dividends	—	—	—	—	—	(28,274)	(28,274)
Excess tax benefit	—	—	14,603	—	—	—	14,603
Exercise of stock options	11	11	23	—	—	—	34
Net vested stock	277	475	(12,897)	—	—	—	(12,422)
Net conversion of warrants	2,961	2,961	(413)	—	—	—	2,548
Inducement of preferred stock	11,887	11,887	102,368	—	—	(5,266)	108,989
Shares purchased and retired under the share repurchase program	(5,393)	(5,393)	(152,107)	—	—	—	(157,500)
Share-based compensation	—	—	8,713	—	—	—	8,713
Adoption of SFAS 158 measurement to date	—	—	—	—	—	(985)	(985)

December 31, 2008	99,330	$152,111	$579,164	$(175,529)	$104,082	$507,299	$1,167,127

Statements of Changes in Common Stockholders’ Equity (cont’d)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Noncontrolling	Retained		Comprehensive
(in thousands)	Shares	Amount	Capital	Loss	Interest	Earnings	Total	Income

January 1, 2009	99,330	$152,111	$579,164	$(175,529)	$104,082	$507,299	$1,167,127

Comprehensive Income:
Net income	—	—	—	—	25,984	152,633	178,617	$178,617
Foreign currency translation adjustments	—	—	—	25,211	—	—	25,211	25,211
Change in fair value of derivatives, net of taxes of $28,403	—	—	—	39,746	5,497	—	45,243	45,243
Pension and post-retirement benefit liabilities, net of taxes of ($6,710)	—	—	—	(9,790)	—	—	(9,790)	(9,790)

Comprehensive income								239,281
Comprehensive income attributable to noncontrolling interest								(31,481)

Comprehensive income attributable to Terra Industries Inc.								$207,800

Distributions to noncontrolling interest	—	—	—	—	(41,149)	—	(41,149)
Preferred share dividends	—	—	—	—	—	(56)	(56)
Common stock dividends	—	—	(140,664)	—	—	(647,924)	(788,588)
Excess tax benefit	—	—	6,304	—	—	—	6,304
Net vested stock	401	581	(7,223)	—	—	—	(6,642)
Inducement of preferred stock	110	110	951	—	—	—	1,061
Share-based compensation	—	—	7,546	—	—	—	7,546
Other	—	—	—	—	—	267	267

December 31, 2009	99,841	$152,802	$446,078	$(120,362)	$94,414	$12,219	$585,151

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of presentation: The Consolidated Financial Statements include the accounts of Terra Industries Inc. and all majority owned subsidiaries (Terra, we, our, or us). All intercompany accounts and transactions have been eliminated. Noncontrolling interest in earnings and ownership has been recorded for the percentage of limited partnership common units not owned by us for each respective period presented.

Description of business: We produce nitrogen products for agricultural dealers and industrial users, and methanol for industrial users.

Foreign exchange: Results of operations for the foreign subsidiaries are translated using average currency exchange rates during the period; assets and liabilities are translated using period-end rates. Resulting translation adjustments are recorded as foreign currency translation adjustments in accumulated other comprehensive income (loss) in common stockholders’ equity.

Cash and cash equivalents: Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with an original maturity of three months or less. Our cash equivalents included $280.5 million invested in money market mutual funds. There are no withdrawal restrictions on any of these funds. The remaining cash equivalents were invested in obligations of highly-rated financial institutions with an average weighted maturity of approximately 43 days.

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

The installation of major equipment items can occur at any time, but frequently occurs during scheduled plant outages, such as a turnaround. During a plant turnaround, expenditures for replacing major equipment items are capitalized as separate fixed assets.

We classify capitalized turnaround costs as an investing activity under the caption “Capital expenditures and plant turnaround expenditures” in the Statement of Cash Flows, since this cash outflow relates to expenditures related to productive assets. Repair, maintenance costs, and gas costs are expensed as incurred and are included in the operating cash flow.

There are three acceptable methods of accounting for turnaround costs: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. We utilize the deferral method and recognize turnaround expense over the period benefited since these expenditures are asset betterments. If the direct expense method was utilized, all turnaround expenditures would be recognized in the statement of operations as a period cost when incurred and reflected in cash flows from operating activities in the statement of cash flows.

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

Intangible asset—customer relationships: Our customer relationships have a finite useful life and are amortized using the straight-line method over the estimated useful life of five years. We monitor our intangible asset and record an impairment loss on the intangible asset when circumstances indicate that the carrying amount is not recoverable and that the carrying amount exceeds its fair value.

The customer relationships were recorded at $9.4 million in connection with the acquisition of Mississippi Chemical Corporation in December 2004. During 2009, 2008 and 2007, we recorded $1.9 million of amortization expense each year. The customer relationships are fully amortized as of December 31, 2009.

Debt issuance costs: Costs associated with the issuance are included in other noncurrent assets and are amortized over the term of the related debt using the straight-line method. Debt issuance discounts are netted against the related debt and are amortized over the term of the related debt using the effective interest method.

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

Noncontrolling interests: On January 1, 2009 we adopted the provisions of the Financial Accounting Standards Board (FASB) Statement on Consolidations topic of the FASB Accounting Standards Codification (Codification), which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated statements of operations. The Consolidations topic also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest on the face of the consolidated statement of operations. The Consolidations topic further requires a reconciliation of the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest.

Upon adoption, we included our noncontrolling interest as a separate column within our consolidated statements of changes in common stockholders’ equity, which reconciles the noncontrolling interest beginning balance to ending balance by separately breaking out the net income attributable to the noncontrolling interest, distributions to noncontrolling interest, and other comprehensive income (loss) items attributable to noncontrolling interest. As the Company was required to retrospectively adopt, the statement of financial position for the year ended December 31, 2008 and consolidated statements of operations, cash flows, and changes in common stockholders’ equity have been revised to reflect the reclassification of the noncontrolling interest. See Note 19, Comprehensive Income, of the Notes to the Consolidated Financial Statements.

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

Profit sharing revenue pertaining to a contractual agreement with the Methanex Corporation is recognized when the estimated margin on an annualized basis is probable. For the year ending December 31, 2009, we did not recognize any profit sharing revenue, compared to $12.0 million of profit sharing revenue for the year ending December 31, 2008. We include the profit sharing revenue under this contract within our discontinued operations.

Cost of sales and hedging transactions: Costs of sales are primarily related to manufacturing and purchased costs related to our products, including any realized hedging gains or losses related to natural gas derivatives. We classify amounts directly or indirectly billed for shipping and handling of products to our customers or our terminals as cost of sales.

Share-based compensation: We account for our stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of January 1, 2006. Under ASC Topic 718, we measure and record compensation expense for our nonvested share awards based on their fair value of our common stock at the date of grant. Compensation expense is recognized for nonvested stock awards on a straight-line basis over the vesting period. Our phantom shares, however, are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each reporting period until their vesting date. This may cause fluctuations in earnings that do not exist under the accounting requirements for our nonvested shares. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We have thus recorded stock-based compensation expense net of estimated forfeitures. Cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those awards (excess tax benefits) are classified as financing cash flows. See Note 16, Share-Based Compensation, of the Notes to the Consolidated Financial Statements.

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

Recently issued accounting standards: In June 2009, the FASB issued new guidance on Generally Accepted Accounting Principles (GAAP) relating to the Codification. This guidance establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (EITF) Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued new guidance on business combinations, which was effective for us for business combinations with the acquisition date on or after January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued new guidance on noncontrolling interests, which we adopted on January 1, 2009. This guidance amends the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies the definition and classification of a noncontrolling interest, revises the presentation of noncontrolling interests in the consolidated income statement, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated. This guidance also required expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The required changes in presentation have been reflected in the consolidated balance sheets, statements of operations and statements of cash flows and in the notes to the consolidated financial statements, where applicable.

In March 2008, the FASB issued new guidance on derivatives and hedging, which requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. We adopted this guidance on January 1, 2009 and these disclosures are included in Note 5 herein.

In June 2008, the FASB issued new guidance on earnings per share. The FASB decided that unvested share-based payout awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We adopted this guidance on January 1, 2009 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued new guidance on compensation, which amends previous guidance to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within the plan assets and valuation techniques used to measure the fair value of plan assets. This new guidance required new disclosures only, and did not impact our consolidated financial position, results of operations or cash flows. We have included these additional disclosures in Note 17 herein.

In April 2009, the FASB issued guidance on fair value measurements and disclosures, which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. This also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures. We adopted this guidance on April 1,

2009, and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance relating to investments, which amends the other-than-temporary recognition guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security, and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. We adopted this guidance on April 1, 2009 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new guidance relating to interim disclosures about the fair value of financial instruments. This guidance required disclosures about fair value of all financial instruments for interim reporting periods. This guidance relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this guidance, fair values for these assets and liabilities were only disclosed once a year. This guidance will now require these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted this guidance on April 1, 2009 and included the additional interim disclosure information in our quarterly SEC filings.

In June 2009, the FASB issued new guidance on subsequent events. This guidance provides authoritative accounting literature and disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. This guidance is effective for us for the periods ended on and after June 30, 2009. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have reviewed and disclosed all material subsequent events in Note 27 herein.

In June 2009, the FASB issued new guidance on transfers and servicing, an amendment of previous authoritative guidance. The most significant amendments resulting from this guidance consist of the removal of the concept of a qualifying special-purpose entity (SPE) from previous authoritative guidance, and the elimination of the exception for qualifying SPEs from the consolidation guidance regarding variable interest entities. This guidance is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. This guidance is effective for us January 1, 2010 and we are currently assessing the impact this guidance will have on our financial statements.

In September 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. This guidance will change the accounting for revenue recognition for arrangements with multiple deliverables and will enable entities to separately account for individual deliverables for many more revenue arrangements. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for us January 1, 2011 and we are currently assessing the impact this guidance will have on our financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operations or cash flows.

2. Discontinued Operations

On December 31, 2008, pursuant to a 2007 agreement, we sold our Beaumont, Texas assets, including the methanol and ammonia production facilities, to Eastman Chemical Company (Eastman). Consideration received, including cash and a Promissory Note from Eastman of $5.2 million plus interest, approximated this facility’s carrying value. In connection with the sale of the Beaumont facility that was finalized in 2008, we received $5.4 million from Eastman and recognized $1.1 million of net income from discontinued operations, net of tax.

Pursuant to the requirements of the Property, Plant and Equipment topic of the Codification, we classified and accounted for the Beaumont assets and liabilities as held for sale in the statements of financial position and the results of operations on a net of tax basis in the statement of operations. The Property, Plant and Equipment topic of the Codification requires that assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered cash flow analyses, and offers related to those assets. In accordance with the provisions of the Property, Plant and Equipment topic of the Codification, assets held for sale are not depreciated. In fiscal 2007, we recorded an impairment charge of $39.0 million related to the Beaumont facility.

Summarized Financial Results of Discontinued Operations

	Year Ended December 31,
(in thousands)	2009	2008	2007

Operating revenue	$1,848	$18,333	$17,137
Operating and other expenses	—	(4,574)	(48,519)

Pretax income (loss) from operations of discontinued components	1,848	13,759	(31,382)
Income tax (expense) benefit	(730)	(5,490)	12,521

Income (loss) from discontinued operations	$1,118	$8,269	$(18,861)

As of December 31, 2009 and 2008, we did not have any assets or liabilities held for sale related to discontinued operations due to the sale of the Beaumont, Texas facility on December 31, 2008.

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

The following table provides a reconciliation between basic and diluted income per share for the years ended December 31, 2009, 2008 and 2007.

(in thousands, except per-share data)	2009	2008	2007

Basic income per common share attributed to Terra Industries Inc. common stockholders:
Income from continuing operations attributable to Terra Industries Inc.	$151,515	$632,772	$220,757
Less: Preferred share dividends	(56)	(3,876)	(5,100)
Inducement of preferred shares	—	(5,266)	—

Income from continuing operations available to common stockholders	151,459	623,630	215,657
Income (loss) from discontinued operations available to common stockholders	1,118	8,269	(18,861)

Income available to common stockholders	$152,577	$631,899	$196,796

Weighted average shares outstanding	99,386	93,827	90,575

Income per share – continuing operations	$1.53	$6.65	$2.38
Income (loss) per share – discontinued operations	0.01	0.09	(0.21)

Net income per share	$1.54	$6.74	$2.17

Diluted income per common share attributed to Terra Industries Inc. common shareholders:
Income from continuing operations available to common stockholders	$151,459	$623,630	$215,657
Add: Preferred share dividends	56	3,876	5,100
Inducement of preferred shares	—	5,266	—

Income available to common stockholders and assumed conversions	$151,515	$632,772	$220,757

Weighted average shares outstanding	99,386	93,827	90,575
Add incremental shares from assumed conversions:
Preferred Shares	128	8,090	12,048
Nonvested stock	478	619	823
Common stock options	—	1	111
Common stock warrants	—	822	2,897

Dilutive potential common shares	99,992	103,359	106,454

Income per share – continuing operations	$1.52	$6.12	$2.07
Income (loss) per share – discontinued operations	0.01	0.08	(0.17)

Net income per share	$1.53	$6.20	$1.90

In 2008, we commenced individual offers (the inducement offer) to pay a cash premium to holders of our 4.25 percent Cumulative Convertible Perpetual Series A Preferred Shares (Series A Preferred Shares) who elected to convert their Series A Preferred Shares into shares of Terra common stock, see Note 15, Common Stockholders’ Equity, of the Notes to the Consolidated Financial Statements. A total of 118,400 shares, or 99 percent, of the outstanding shares of Series A Preferred Shares were surrendered and converted as part of the inducement offer. The former holders of the Series A Preferred Shares received 11,887,550 shares of Terra common stock and a cash premium of approximately $5.3 million.

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

4. Inventories

Inventories consisted of the following at December 31:

(in thousands)	2009	2008
Raw materials	$19,757	$17,805
Supplies	37,770	33,825
Finished goods	79,546	145,461

Total	$137,073	$197,091

5. Derivative Financial Instruments

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

To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into transactions with a counter-party if the additional transaction will result in credit exposure exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of December 31, 2009, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.

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

A swap is a contract between us and a third party to exchange cash based on a designated price. Option contracts give the holder the right to either own or sell a futures or swap contract. The futures contracts require maintenance of cash balances generally 10 percent to 20 percent of the contract value and option contracts require initial premium payments ranging from 2 percent to 5 percent of contract value. Basis swap contracts require payments to or from us for the amount, if any, that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period. There are no initial cash requirements related to the swap and basis swap agreements.

We may use a collar structure where we will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes us to large price increases.

As of December 31, 2009 and 2008, we had open derivative contracts of 15.6 million MMBtus and 17.9 million MMBtus, respectively, of natural gas.

The following summarizes the gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheet are shown by those in an asset or liability position and are categorized as commodity derivatives.

Asset Derivatives (a)
		December 31,	December 31,
Derivative Instrument	Location	2009	2008

Commodity Derivatives	Other current assets	$9,076	$25,773

Liability Derivatives (a)
		December 31,	December 31,
Derivative Instrument	Location	2009	2008

Commodity Derivatives	Derivative hedge liabilities	$(281)	$(125,925)

(a)	Amounts are disclosed at gross fair value as required by the Derivative and Hedging topic of the FASB Accounting Standards Codification. All of our commodity derivatives are designated as cash flow hedging instruments. The deferred taxes related to these commodity derivatives for the periods ended December 31, 2009 and 2008 were $(3.2) million and $25.2 million, respectively.

Certain derivatives outstanding at December 31, 2009 and 2008, which settled during January 2010 and January 2009, respectively, are included in the position of open natural gas derivatives in the table above. The January 2010 derivatives settled for an approximate $3.4 million gain compared to the January 2009 derivatives which settled for an approximate $39.4 million loss. All open derivatives at December 31, 2009 will settle during the next 12 months.

We are required to maintain certain margin deposits on account with derivative counterparties. At December 31, 2009, we had no margin deposits with derivative counterparties, which are reported as “Margin deposits with derivative counterparties” on the Consolidated Statements of Financial Position. At December 31, 2008, we had margin deposits with derivative counterparties of $36.9 million.

At December 31, 2009 and 2008, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $0.7 million and $3.0 million charge to cost of sales, respectively.

Certain derivative contracts were entered into to mitigate the risk of changes in prices of natural gas purchases associated with fixed-priced sales orders from customers. Due to a significant decline in fertilizer demand during late 2008, we decided to temporarily halt production at our Donaldsonville, Louisiana and Woodward, Oklahoma facilities. In 2008, we recorded a charge of $16.5 million to cost of sales representing the fair value carried in accumulated other comprehensive income (loss) of related derivative contracts because we no longer anticipate purchasing the natural gas due to the production curtailments. Additionally in 2008, we recorded a charge of $16.0 million to cost of sales representing a portion of fair value carried in accumulated other comprehensive income (loss) for those contracts that we determined would not result in production costs that would support reasonably profitable operations.

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

The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the year ended December 31, 2009 and 2008.

Year Ended December 31,
		Location of Gain	Amount of Gain (Loss)		Location of
Amount of Gain (Loss)		(Loss) Reclassified	Reclassified from AOCI		Gain (Loss)	Amount of Gain (Loss)
Recognized in OCI		from AOCI into	into Income		Recognized	Recognized in Income(b)
2009	2008	Income(a)	2009	2008	in Income(b)	2009	2008

$8,367	$(65,279)	Cost of Sales	$(112,119)	$(172,521)	Cost of Sales	$(675)	$(7,332)

(a)	Effective portion of gain (loss)

(b)	The amount of gain or (loss) recognized in the income represents $(0.7) million and $(3.0) million related to the ineffective portion of the hedging relationships and $0.0 million and $(4.3) million related to the amount excluded from the assessment of hedge effectiveness.

At times, we also use forward derivative instruments to fix or set floor prices for a portion of our nitrogen sales volumes. At December 31, 2009, we had 9,000 tons of open nitrogen solution sold swap contracts, offset by 9,000 tons of purchased swap contracts. Outstanding nitrogen solution contracts do not qualify for hedge treatment due to inadequate trading history to demonstrate effectiveness. Consequently, these contracts are marked-to-market and unrealized gains or losses are reflected in revenue in the statement of operations. For the years ending December 31, 2009, 2008 and 2007, we recognized losses of $0.3 million, $0.0 million and $2.6 million, respectively.

6. Fair Value Measurements, Financial Instruments and Concentrations of Credit Risk

The Fair Value Measurements and Disclosures topic of the Codification establishes a three level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

We evaluated our assets and liabilities to determine which items should be disclosed according to the Fair Value Measurements and Disclosures topic of the Codification. We currently measure our money market funds and derivative contracts on a recurring basis at fair value. The fair value of our money market fund investments was determined based on quoted prices in active markets for identical assets. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified as level 2 as a significant other observable input in the disclosure hierarch framework as defined by the Fair Value Measurements and Disclosures topic of the FASB Accounting Standard Codification. Our gas derivative contracts, which are classified as a level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contacts are observable market data for inputs, including prices quoted on the NYMEX, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques during the year ended December 31, 2009.

The following table summarizes the valuation of Terra’s assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of December 31, 2009:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$280,470	$—	$—
Derivative contracts	—	9,076	—

Total	$280,470	$9,076	$—

Liabilities
Derivative contracts	$—	$(281)	$—

Total	$—	$(281)	$—

The following table summarizes the valuation of Terra’s assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$755,501	$—	$—
Derivative contracts	—	25,773	—

Total	$755,501	$25,773	$—

Liabilities
Derivative contracts	$—	$(125,925)	$—

Total	$—	$(125,925)	$—

The following table represents the carrying amounts and estimated fair values of Terra’s financial instruments at December 31, 2009 and 2008.

	2009		2008
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$501.3	$501.3	$966.7	$966.7
Margin deposits with derivative counterparties	—	—	36.9	36.9
Financial liabilities
Long-term debt	602.4	652.6	330.0	241.3
Preferred shares	0.5	1.6	1.5	2.7

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

▪	Cash and receivables: The carrying amounts approximate fair value because of the short maturity of those instruments.

▪	Long-term debt: The fair value of our long-term debt is estimated by discounting expected cash flows at the rates currently offered for debt of the same remaining maturities.

▪	Preferred shares: Preferred shares are valued on the basis of market quotes, when available and management estimates based on comparisons with similar instruments that are publicly traded.

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

Financial Instruments: At December 31, 2009, we had letters of credit outstanding totaling $8.0 million, guaranteeing various insurance and financing activities.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(in thousands)	2009	2008

Land	$8,444	$8,416
Buildings and improvements	60,985	57,352
Plant and equipment	948,441	862,057
Construction in progress	78,274	46,383

	1,096,144	974,208
Less accumulated depreciation and amortization	(639,442)	(570,895)

Total	$456,702	$403,313

Depreciation expense for property, plant and equipment for the years ending December 31, 2009, 2008 and 2007 was $60.6 million, $51.8 million and $70.6 million, respectively.

8. Equity Investments

North America

Our investments in North American companies that are accounted for on the equity method of accounting consist of the following: (1) 50 percent ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production plant in Trinidad, (2) 50 percent interest in an ammonia storage joint venture located in Houston, Texas and (3) 50 percent interest in a joint venture in Oklahoma CO2, located in Verdigris, Oklahoma, which produces CO2at our Verdigris nitrogen plant. These investments were $113.9 million and $131.6 million at December 31, 2009 and 2008, respectively. We include the net earnings of these investments as equity in earnings of North American affiliates as an element of income from operations because the investees’ operations provide additional capacity to our operations.

The combined results of operations and financial position of our North American equity method investments are summarized below:

(in thousands)	2009	2008	2007

Condensed income statement information:
Net sales	$168,234	$380,540	$151,723

Net income	$48,554	$123,019	$38,411

Terra’s equity in earnings of North American affiliates	$17,702	$56,237	$16,209

(in thousands)	2009	2008

Condensed balance sheet information:
Current assets	$52,701	$50,582
Long-lived assets	156,825	173,631

Total assets	$209,526	$224,213

Current liabilities	$23,041	$20,212
Long-term liabilities	19,083	19,380
Equity	167,402	184,621

Total liabilities and equity	$209,526	$224,213

The carrying value of these investments at December 31, 2009 was $30.2 million more than our share of the affiliates’ book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately 15 years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.

We have transactions in the normal course of business with PLNL, whereby we are obliged to purchase 50 percent of the ammonia produced by PLNL at current market prices. During the year ended December 31, 2009, we purchased approximately $79.1 million of ammonia from PLNL. During the year ended December 31, 2008, we purchased approximately $182.4 million of ammonia from PLNL.

The total cash distributions from our North American equity method investments were $35.8 million, $72.8 million, and $29.5 million at December 31, 2009, 2008 and 2007, respectively.

United Kingdom

On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between Terra and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50 percent interest. Subsequent to the formation, we have accounted for our investment in GrowHow as a non-operating equity method investment. We do not include the net earnings of this investment as an element of income from operations since the investees’ operations do not provide additional capacity to us, nor are its operations integrated with our supply chain in North America. The GrowHow joint venture includes the Kemira site at Ince and our former Teeside and Severnside sites.

In conjunction with the formation of GrowHow, we commenced the closure of our Severnside, U.K. facility. Pursuant to the agreement with Kemira, we are responsible for the remediation costs required to prepare the Severnside site for disposal. During 2009, Severnside underwent remediation and we incurred $8.7 million in relation to the remediation costs. We estimate a remaining $2-3 million in remediation cost to be incurred in 2010. Upon the disposition of

Severnside, Terra is entitled to receive the net sales proceeds. We anticipate the proceeds related to the sale of the Severnside land will exceed the total cost of reclamation of the site.

The Joint Venture Contribution Agreement specifies that we are entitled to receive balancing consideration payments up to £60 million based on GrowHow’s operating results for fiscal 2008 to 2010. Pursuant to agreements with Kemira, we received minimum balancing consideration and other payments totaling £13.7 million ($21.2 million) and £38.0 million ($61.3 million) during the year ended December 31, 2009 and 2008, respectively. We also received $27.4 million from GrowHow during 2008 for the refund of working capital contributions in excess of amounts specified in the Joint Venture Contribution Agreement. The carrying value of this equity method investment was $144.9 million and $139.3 million at December 31, 2009 and 2008, respectively.

The financial position of our equity method investment in GrowHow at December 31, 2009 and 2008 and the results of operations for the year ended December 31, 2009, 2008 and 2007 are summarized below.

(in thousands)	2009	2008	2007

Condensed income statement information:
Net sales	$494,202	$1,111,272	$233,103

Net income	$38,691	$191,781	$4,253

Terra’s equity in earnings (losses) of GrowHow	$14,177	$95,578	$(2,718)

(in thousands)	2009	2008

Condensed balance sheet information:
Current assets	$206,225	$212,992
Long-lived assets	288,101	239,589

Total assets	$494,326	$452,581

Current liabilities	$82,877	$86,471
Long-term liabilities	186,257	132,754
Equity	225,192	233,356

Total liabilities and equity	$494,326	$452,581

The carrying value of these investments at December 31, 2009 and 2008, was $32.3 million and $22.7 million, respectively, more than our share of GrowHow’s book value. The excess is attributable to basis differences for fixed asset values, which is being depreciated over a period of 12 years, and the balancing consideration payment from GrowHow as previously discussed. Our equity in earnings of GrowHow is different than our ownership interest in GrowHow’s net income due to the amortization of basis differences.

9. Revolving Credit Facility and Long-Term Debt

Long-term debt and capital lease obligations consisted of the following at December 31:

(in thousands)	2009	2008

Unsecured Senior Notes, 7.0% due 2017	$12,525	$330,000
Unsecured Senior Notes, 7.75% due 2019	600,000	—

	612,525	330,000
Less net unamortized debt discount	(10,091)	—
Less current maturities	—	—

Total long-term debt	$602,434	$330,000

In October 2009, we issued $600 million of 7.75 percent Unsecured Senior Notes due in 2019 (2019 Notes) in order to fund the special cash dividend and refinance our Senior Unsecured Notes due in 2017 (2017 Notes). The notes are unconditionally guaranteed by Terra and certain of its U.S. subsidiaries, see Note 24, Guarantor Subsidiaries, of the Notes to the Consolidated Financial Statements. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors.

The Indenture governing the 2019 Notes contains covenants that limit, among other things, our ability to: incur additional debt, pay dividends on common stock of Terra or repurchase shares of such common stock, make certain investments, sell assets, enter into transactions with affiliates, limit dividends or other payments by our restricted subsidiaries, enter into sale and leaseback transactions, engage in other businesses, sell all or substantially all of our assets or merge with or into other companies, and reduce our insurance coverage.

Upon a Change of Control (as defined in the Indenture), such as the proposed merger pursuant to the Agreement and Plan of Merger by and among Yara International ASA, Yukon Merger Sub, Inc. and Terra, dated as of February 12, 2010 (see Note 27, Subsequent Events, of the Notes to the Consolidated Financial Statements), we are obligated to repurchase the 2019 Notes at a cash price equal to 101 percent of the aggregate principal amount outstanding at that time, plus accrued interest as of the date of purchase. The Indenture governing the 2019 Notes contains events of default and remedies customary for a financing of this type.

On September 24, 2009, we commenced a cash tender offer for any and all of the 2017 Notes. On October 27, 2009, we announced completion of the tender offer and received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2 percent of the outstanding notes. As of December 31, 2009, the outstanding debt balance related to the 2017 Notes is $12.5 million. We recorded a $53.5 million pre-tax loss ($32.4 million, net of tax) on the early retirement of debt which consisted of $48.8 million for the early call premium, $4.5 million of unamortized issuance costs, and $0.2 million in related expenses for the tender of the 2017 Notes. There are no covenants on the remaining 2017 Notes.

We have revolving credit facilities totaling $200 million that expire January 31, 2012. The revolving facilities are secured by substantially all of our working capital. Borrowing availability is generally based on 100 percent of eligible cash balances, 85 percent of eligible accounts receivable, approximately 60 percent of eligible finished goods inventory and is reduced by outstanding letters of credit. These facilities include $50 million only available for the use of Terra Nitrogen Company L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving facilities will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At December 31, 2009, the LIBOR rate was 0.24 percent. The base rate is the highest of (1) Citibank, N.A.’s base rate (2) the federal funds effective rate, plus one-half percent (0.50 percent) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50 percent) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans are 2.00 percent and 3.00 percent, respectively, at

December 31, 2009. The facilities require an initial three-quarter percent (0.75 percent) commitment fee on the difference between committed amounts and amounts actually borrowed.

At December 31, 2009, we had no outstanding revolving credit borrowings and $8.0 million in outstanding letters of credit. The $8.0 million in outstanding letters of credit reduced our borrowing availability to $192.0 million at December 31, 2009. The credit facilities require that we adhere to certain limitations on additional debt, capital expenditures, acquisitions, liens, asset sales, investments, prepayments of subordinated indebtedness, changes in lines of business and transactions with affiliates. If our borrowing availability falls below $60 million, we are required to have achieved minimum operating cash flows or earnings before interest, income taxes, depreciation, amortization and other non-cash items of $60 million during the most recent four quarters.

The facilities also require that there be no change of control related to Terra, such that no individual or group acquires more than 35 percent of the outstanding voting shares of Terra. Such a change of control, such as the proposed merger pursuant to the Agreement and Plan of Merger by and among Yara International ASA, Yukon Merger Sub, Inc. and Terra, dated as of February 12, 2010 (see Note 27, Subsequent Events, of the Notes to the Consolidated Financial Statements), would constitute an event of default under the facilities.

10. Turnaround Costs

The following represents a summary of the deferred plant turnaround costs for the year ended December 31, 2009 and 2008:

		Turnaround		Currency
	Beginning	Costs	Turnaround	Translation	Ending
(in thousands)	Balance	Capitalized	Amortization	Adjustments	Balance

Year ended:
December 31, 2009	$23,467	$25,427	$(24,267)	$384	$25,011
December 31, 2008	$42,190	$10,125	$(27,017)	$(1,831)	$23,467

11.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31:

(in thousands)	2009	2008

Payroll and benefit costs	$18,913	$27,104
Accrued CF defense costs	14,730	—
Income taxes payable	9,441	63,999
Accrued interest	8,898	9,748
Accrued property taxes	3,554	3,291
Current accrued phantom shares	3,449	4,341
Accrued consulting	1,972	1,390
Deferred revenue	1,530	3,346
Unrecognized tax benefit (see Note 21)	1,506	—
Other	14,799	14,551

Total	$78,792	$127,770

12. Other Liabilities

Other liabilities consisted of the following at December 31:

(In thousands)	2009	2008

Unrecognized tax benefit (See Note 21)	$60,904	$35,949
Long-term medical and closed facilities reserve	21,483	23,887
Long-term deferred revenue	9,178	10,488
Accrued phantom shares	2,355	2,430
Other	7,206	5,799

Total	$101,126	$78,553

13. Commitments and Contingencies

We are committed to various non-cancelable operating leases for equipment, railcars and production, office and storage facilities expiring on various dates through 2017.

Total minimum rental payments are as follows:

(in thousands)

2010	$43,273
2011	39,185
2012	31,058
2013	21,200
2014	11,741
2015 and thereafter	10,600

Net minimum lease payments	$157,057

Total rental expense under all leases, including short-term cancelable operating leases, was $24.2 million, $23.5 million and $23.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have entered into various contractual agreements that create an obligation into the future. These agreements expire on various dates through 2018 and are as follows:

(in thousands)

2010	$378,961
2011	126,987
2012	125,188
2013	118,317
2014	111,643
2015 and thereafter	410,400

Total obligations	$1,271,496

Included above are purchase agreements for various services and products relating to operations. These commitments include open purchase orders, inventory purchase commitments and firm utility and natural gas commitments. Our minimum commitments for natural gas purchases which are floating-rate contracts are calculated using the prevailing NYMEX forward prices at December 31, 2009.

We have a contractual agreement to purchase one-half of the ammonia produced by PLNL, our joint venture ammonia plant located in Trinidad. The purchase price is based on the average market price of ammonia, F.O.B.

Caribbean, less a discount. The agreement is in place until October of 2018. Assuming purchases of 360,000 short tons per year at the three year average price paid, the annual purchase obligation would be $102.6 million.

We are liable for retiree medical benefits of employees of coal mining operations sold in 1993, under the Coal Industry Retiree Health Benefit Act of 1992, which mandated liability for certain retiree medical benefits for union coal miners. We have provided reserves adequate to cover the estimated present-value of these liabilities at December 31, 2009. Our long-term medical and closed facilities reserve at December 31, 2009, includes $21.5 million for expected future payments for the coal operation’s retirees and other former employees. We may recover a portion of these payments through our rights in bankruptcy against Harman Coal Company (a former coal subsidiary), and subject to damages received by Harman Coal Company through its on-going litigation with Massey Energy Company. No provision for such recoveries has been made in our financial statements.

The Asset Retirement and Environmental Obligations topic of the Codification requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We have certain facilities that contain asbestos insulation around certain piping and heated surfaces. The asbestos insulation is in adequate condition to prevent leakage and can remain in place as long as the facility is operated or remains assembled. We plan to maintain the facilities in an adequate condition to prevent leakage through our standard repair and maintenance activities. We have not recorded a liability relating to the asbestos insulation, as management believes that it is not possible to reasonably estimate a settlement date for asbestos insulation removal because the facilities have an indeterminate life.

We are involved in various legal actions and claims, including environmental matters, arising from the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of our operations, financial position or net cash flows.

14. Preferred Shares

The components of preferred shares outstanding at December 31:

	2009		2008
	Number	Carrying	Number	Carrying
(in thousands)	of shares	Value	of shares	Value

Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	500	$483	1,600	$1,544

We have 500 shares of Series A Preferred Shares with a liquidation value of $1,000 per share outstanding at December 31, 2009 and 1,600 shares with a liquidation value of $1,000 per share at December 31, 2008. Cumulative dividends of $10.625 per share are payable quarterly. The Series A Preferred Shares are not redeemable, but are convertible into our common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A Preferred Shares may automatically be converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140 percent of the conversion price for any twenty days within a consecutive thirty day period prior to such conversion. Upon the occurrence of a fundamental change to our capital structure, including a change of control, merger, or sale of Terra, such as the proposed merger pursuant to the Agreement and Plan of Merger by and among Yara International ASA, Yukon Merger Sub, Inc. and Terra, dated as of February 12, 2010 (see Note 27, Subsequent Events, of the Notes to the Consolidated Financial Statements), holders of the Series A Preferred Shares may require us to purchase any or all of their shares at a price equal to their liquidation value plus any accumulated, but unpaid, dividends. We also have the right, under certain conditions, to require holders of the Series A Preferred Shares to exchange their shares for convertible subordinated debentures with similar terms. The merger agreement with Yara International ASA and Yukon Merger Sub, Inc. requires Terra to convert all outstanding Series A Preferred Shares into common stock prior to the closing of the proposed merger. On February 24, 2010, we announced that all outstanding Series A Preferred Shares will convert to shares of common stock on March 15, 2010.

In 2008, we commenced offers (the inducement offers) to pay a cash premium to holders of the Series A Preferred Shares who elected to convert their Series A Preferred Shares into shares of Terra common stock. At total of 118,400 shares, or 99 percent of the outstanding shares of Series A Preferred Shares were surrendered and converted as part of the inducement offers. In the aggregate, the former holders of the Series A Preferred Shares received 11,887,550 shares of Terra Industries common stock and a cash premium of approximately $5.3 million.

The $5.3 million represents the difference between the fair value of all securities and other consideration transferred in the transaction to the preferred stockholders and the fair value of securities issuable pursuant to the original conversion terms of the Series A Preferred Shares less the costs related to the inducement offer.

In 2009, a total of 1,100 shares of the outstanding Series A Preferred Shares were surrendered and converted into 110,442 shares of Terra Industries common stock and no cash premium was paid.

15. Common Stockholders’ Equity

Terra allocates $1.00 per share upon the issuance of Common Shares to the Common Share capital account. The Common Shares have no par value. At December 31, 2009, 0.8 million common shares were reserved for issuance upon award of restricted shares.

In 2009, Terra’s Board of Directors declared and paid the following dividends:

			Declared and Paid
Date of Declaration	Date of Record	Date of Payment	Per Common Share

February 10, 2009	March 18, 2009	April 7, 2009	$0.10
April 21, 2009	May 20, 2009	June 9, 2009	0.10
July 23, 2009	August 20, 2009	September 10, 2009	0.10
October 22, 2009	November 23, 2009	December 11, 2009	0.10
October 29, 2009	November 23, 2009	December 11, 2009	7.50

			$7.90

In 2008, Terra’s Board of Directors declared and paid the following dividends:

			Declared and Paid
Date of Declaration	Date of Record	Date of Payment	Per Common Share

May 8, 2008	May 28, 2008	June 13, 2008	$0.10
July 24, 2008	August 25, 2008	September 12, 2008	0.10
October 23, 2008	November 24, 2008	December 12, 2008	0.10

			$0.30

Future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, approval from our Board of Directors and other factors. Pursuant to the terms of the Yara Merger Agreement, Terra is restricted from paying dividends on shares of our common stock other than the regular dividend for the fourth quarter of 2009, which was declared by the Board of Directors on February 18, 2010 to holders of record as of March 17, 2010 and is payable on April 7, 2010, and for the first quarter of 2010.

On October 29, 2009, Terra’s Board of Directors declared a special cash dividend of $7.50 per share to holders of record on November 23, 2009 and paid on December 11, 2009. In connection with our special cash dividend, we recorded a charge of $608.0 million to retained earnings equal to the retained earnings balance at the date of the dividend declaration with the excess of $140.7 million charged to additional paid-in capital.

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

On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares, representing 14 percent of our then outstanding common stock. The stock buyback program commenced on May 7, 2008 and has been and will be conducted on the open market, in private transactions or otherwise at such times prior to June 30, 2010, and at such prices we determine appropriate. Purchases may be commenced or suspended at any time without notice. As of December 31, 2009, there were 7,448,662 shares available to be purchased under the plan. There were no share repurchases during the year ending December 31, 2009.

16. Share-Based Compensation

We sponsor two share-based compensation plans, the Terra Industries Inc. Stock Incentive Plan of 2002 (2002 Plan) and the Terra Industries Inc. 2007 Omnibus Incentive Compensation Plan (2007 Plan). The Terra Industries Inc. 1997 Stock Incentive Plan expired and the remaining awards were exercised in 2008. As of December 31, 2009 there were approximately 7,000,000 shares authorized in the 2002 and 2007 Plans. Of the total authorized shares, approximately 875,000 and 3,047,000 shares are available in the 2002 Plan and the 2007 Plan, respectively. The 2002 Plan has 383,900 shares reserved and the 2007 Plan has 376,500 shares reserved.

On February 12, 2010, the Compensation Committee of our Board of Directors approved an adjustment to the total number of shares available under the 2007 Plan to account for our special cash dividend of $7.50 per common share that was paid on December 11, 2009.

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

On February 12, 2010, the Compensation Committee of our Board of Directors approved an adjustment to the number of outstanding, nonvested stock shares with performance conditions and to the number of outstanding phantom share awards as of December 11, 2009 in order to preserve the value of such awards following a special cash dividend of $7.50 per common share that was paid on December 11, 2009.

We account for our stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of January 1, 2006. Under ASC Topic 718, we measure and record compensation expense for our nonvested share awards based on their fair value of our common stock at the date of grant. Compensation expense is recognized for nonvested stock awards on a straight-line basis over the vesting period. Our phantom shares, however, are liability awards as they settle in cash; therefore, we measure and record compensation expense for these awards based on their fair value at the end of each reporting period until their vesting date. This may cause fluctuations in earnings that do not exist under the accounting requirements for our nonvested shares. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We have thus recorded stock-based compensation expense net of estimated forfeitures. Cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those awards (excess tax benefits) are classified as financing cash flows.

Compensation cost charged against income and the total income tax benefit recognized for share-based compensation arrangements is included below:

	Year ended December 31,
(in thousands)	2009	2008	2007

Compensation cost charged to SG&A expense	$16,174	$8,104	$31,452

Total compensation cost charged to income	$16,174	$8,104	$31,452

Income tax benefit	$6,389	$2,836	$11,008

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

We recognize compensation expense for nonvested stock share awards over the vesting periods based on fair value, which is equal to the market price of our stock on the date of grant. During 2009, 2008 and 2007, we recorded compensation expense of $9.6 million, $9.9 million and $11.0 million, respectively. We recognize compensation expense for the phantom share awards over the vesting periods based on fair value, which is equal to the market price of our stock at each reporting period date. The phantom share awards settle in cash. During 2009 we recognized a stock compensation expense of $6.6 million related to phantom stock. We recorded a stock compensation benefit of $1.8 million in 2008, compared to a $20.4 million stock compensation expense in 2007. The year-over-year fluctuations in phantom stock expense are a direct result of our stock performance since we mark these awards to market each reporting period. Compensation costs for nonvested stock shares and phantom share awards are reduced for estimated forfeitures and then amortized to expense using the straight-line method. For awards with performance conditions, we estimate the expected number of awards to vest at the time of the award grant. We record the compensation expense for the awards with performance conditions ratably over the requisite service period related to the performance condition, taking into consideration any changes to the expected shares to vest as such matters arise.

A summary of the status of our nonvested share awards as of December 31, 2009, and changes during the year then ended, is:

		Weighted Average
		Grant-Date
(in thousands, except fair values)	Shares	Fair Value

Outstanding at January 1, 2009	897	$14.49
Granted	274	25.87
Vested	(624)	14.25
Terminated	—	—

Outstanding at December 31, 2009	547	$27.66

The fair value of the nonvested shares and phantom shares that vested during 2009 was $19.9 million and $6.8 million, respectively. The fair value of the nonvested shares and phantom shares that vested during 2008 was $38.1 million and $5.1 million, respectively.

At December 31, 2009, the total unrecognized compensation cost related to all nonvested share awards was $7.1 million. That cost is expected to be recognized over a weighted-average period of 1.3 years.

17. Retirement Benefit Plans

We maintain defined benefit pension plans that cover certain salaried and hourly employees. Benefits are based on a pay formula. In 2008, we adopted the measurement date provisions of the Compensation for Retirement Benefits topic of the Codification and converted to a December 31 measurement date. We had previously used a September 30 measurement date in 2007. This adoption resulted in a $1.0 million decrease in retained earnings related to the additional pension expense for the period from October 1, 2007 through December 31, 2007.

The defined benefit plans’ assets consist principally of equity securities and corporate and government debt securities. We also have certain non-qualified pension plans covering executives, which are unfunded. We accrue pension costs based upon actuarial information we obtain for each plan and fund these costs in accordance with statutory requirements.

The components of net periodic pension expense are:

(in thousands)	2009	2008	2007

Service cost	$2,754	$3,665	$3,113
Interest cost	19,339	23,239	17,648
Adjustment for measurement date change	—	(5,380)	—
Expected return on plan assets	(19,125)	(18,804)	(18,063)
Amortization of prior service cost	(38)	(37)	(36)
Amortization of actuarial loss	963	646	1,871

Pension expense	$3,893	$3,329	$4,533

We have defined benefit plans in the U.S. and Canada. During 2007, we contributed our Terra Nitrogen (UK) subsidiary into a joint venture. The joint venture assumed the pension liabilities associated with Terra Nitrogen (UK). We administer our plans to comply with the applicable laws in each country.

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2009:

(in thousands)	U.S.	Canada	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$251,835	$40,170	$292,005
Service cost	1,725	1,029	2,754
Interest cost	16,440	2,899	19,339
Actuarial gain	24,706	(738)	23,968
Foreign currency exchange rate changes	—	6,751	6,751
Benefits paid	(15,861)	(1,509)	(17,370)

Projected benefit obligation—end of year	278,845	48,602	327,447

Change in Plan Assets
Fair value plan assets—beginning of year	243,709	41,542	285,251
Actual return on plan assets	22,146	5,931	28,077
Foreign currency exchange rate changes	—	7,351	7,351
Employer contribution	706	1,686	2,392
Benefits paid	(15,861)	(1,509)	(17,370)

Fair value plan assets—end of year	250,700	55,001	305,701

Funded Status	(28,145)	6,399	(21,746)
Unrecognized net actuarial loss	37,236	5,341	42,577
Unrecognized prior service cost	(199)	—	(199)

Prepaid benefit cost	$ 8,892	$ 11,740	$ 20,632

The following table reconciles, by geographic location, the plans’ funded status to amounts included in the Consolidated Statements of Financial Position at December 31, 2008:

(in thousands)	U.S.	Canada	Total

Change in Projected Benefit Obligation Present Value
Projected benefit obligation—beginning of year	$253,446	$52,171	$305,617
Service cost	2,134	1,531	3,665
Interest cost	19,808	3,431	23,239
Actuarial gain	(4,118)	(4,501)	(8,619)
Foreign currency exchange rate changes	—	(10,131)	(10,131)
Benefits paid	(19,435)	(2,331)	(21,766)

Projected benefit obligation—end of year	251,835	40,170	292,005

Change in Plan Assets
Fair value plan assets—beginning of year	250,319	56,000	306,319
Actual return on plan assets	12,137	(3,395)	8,742
Foreign currency exchange rate changes	—	(10,634)	(10,634)
Employer contribution	688	1,902	2,590
Benefits paid	(19,435)	(2,331)	(21,766)

Fair value plan assets—end of year	243,709	41,542	285,251

Funded Status	(8,126)	1,372	(6,754)
Unrecognized net actuarial loss	18,394	9,147	27,541
Unrecognized prior service cost	(236)	—	(236)

Prepaid benefit cost	$10,032	$10,519	$20,551

The amounts recognized in the Consolidated Statement of Financial Position for the plans described above are as follows:

(in thousands)	2009	2008

Accrued (prepaid) benefit cost	$(20,632)	$(20,551)
Accumulated other comprehensive loss	26,093	17,179
Deferred tax asset	16,285	10,126
Funding subsequent to valuation	—	—

Amount recognized (net)	21,746	6,754
Pension asset	6,481	3,275
Less: current portion	(706)	(859)

Pension liabilities (gross)	$27,521	$9,170

The accumulated benefit obligation for our pension plans was $315.5 million and $282.1 million at December 31, 2009 and 2008, respectively. The projected benefit obligation for our pension plans was $327.4 million and $292.0 million at December 31, 2009 and 2008, respectively. Pension plan assets were $21.7 million less than the projected benefit obligation at December 31, 2009 and were $6.8 million less than the projected benefit obligation at December 31, 2008.

We have two pension plans in the United States—Terra Industries Inc. Employees’ Retirement Plan (Employee’s Retirement Plan) and Terra Industries Inc. Excess Benefit Plan (Excess Benefit Plan). Our Employees Retirement

Plan is not fully funded and has a $17.4 million liability balance. Our Excess Benefit Plan is not funded and has a $10.8 liability balance.

The assumptions used to determine the actuarial present value of benefit obligations and pension expense during each of the years ended December 31 were as follows:

	2009	2008	2007

Weighted average discount rate	5.9%	6.7%	6.3%
Long-term per annum compensation increase	3.5%	4.1%	3.6%
Long-term return on plan assets	6.2%	6.6%	5.4%

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

The percentage of the Fair Market Value of the total plan assets for each major asset category of the plan’s assets is as follows:

	2009	2008

Asset Allocation
Equities	12.3%	11.3%
Bonds	81.1%	81.7%
Cash and cash equivalents	6.6%	7.0%

	100.0%	100.0%

Fair Value Measurements

The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the requirements of ASC 715, Compensation–Retirement Benefits.

Cash and cash equivalents – These investments consist of U.S. dollars and foreign currencies and other securities with maturities generally less than one year. Cash Equivalents that are readily liquid and redeemable at par are classified as Level 1 investments. Cash Equivalents consisting of currency forwards, Treasuries, and other securities are classified as Level 2 investments.

Corporate, state, mortgage, and municipal debt securities – Corporate, State, Mortgage, and Municipal debt securities consist of fixed income securities issued by U.S. and non-U.S. corporations, U.S. states and municipalities. These assets are valued using data provided by independent pricing sources. These securities are classified as Level 2 investments.

Common collective trusts – Common collective trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities, fixed income securities, and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common collective trusts are classified as Level 2 investments.

Registered investment companies – Registered Investment Companies are mutual funds, unit trusts, and other commingled funds registered with the Securities and Exchange Commission. Mutual fund and unit trust shares are traded actively on public exchanges. The share prices for mutual funds and unit trusts are published at the close of each business day. These assets are classified as Level 1 investments.

Common and preferred stock – This investment category consists of common and preferred stock issued by U.S. and non-U.S. corporations. Common and preferred shares are traded actively on exchanges and price quotes for these shares are readily available. These securities are classified as Level 1 investments.

Government securities – Government Securities consist of bills, notes, bonds, and other fixed income securities issued directly by the U.S. Treasury, government-sponsored enterprises, or treasuries of non-U.S. governments. These assets are valued using data provided by independent pricing sources. These securities are classified as Level 2 investments.

Options, futures, and swaps – Exchange-traded options and futures are traded actively on exchanges and price quotes for these assets are readily available. These securities are classified as Level 1 investments. Swaps are traded over the counter and are valued using data from independent pricing sources and are classified as Level 2 investments.

As of December 31, 2009, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices in Active		Significant
	Markets for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
(in thousands)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$7,396	$12,652	$—	$20,048
Corporate debt instruments	—	170,396	—	170,396
Exchange-traded mutual funds	77,467	—	—	77,467
Collective mutual funds	—	88	—	88
Corporate and preferred stock	—	562	—	562
U.S. government securities	—	6,985	—	6,985
Non-U.S. government securities	—	7,729	—	7,729
State and municipal securities	—	12,949	—	12,949
Mortgage obligations	—	5,496	—	5,496
Options, futures and swaps	(265)	4,246	—	3,981

Totals	$84,598	$221,103	$—	$305,701

During the 2008 first quarter, we fully funded our Employees Retirement Plan and our Canadian Pension Plan. As a result, we changed our plan asset allocation to 25 percent and 75 percent for equities and bonds, respectively. The expected benefits to be paid from the pension plan are as follows:

(in thousands)	Payments

Estimated Future Benefit Payments
2010	$19,085
2011	19,705
2012	20,551
2013	21,287
2014	22,139
2015-2019	122,189

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of pension expense at December 31, 2009, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2010 are:

Components of accumulated other comprehensive loss:

(in thousands)

Net actuarial loss	$42,577
Net prior service cost (credit)	(199)
Net transition obligation (asset)	—

$42,378

Expected amortization during 2010:

(in thousands)

Amortization of net transition obligation	$—
Amortization of prior service cost	(40)
Amortization of net losses	928

$888

We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans totaled $5.0 million in 2009, $4.1 million in 2008 and $5.4 million in 2007.

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

The following table indicates the components of the post-retirement medical benefits obligation included in our Consolidated Statements of Financial Position at December 31:

(in thousands)	2009	2008

Change in Benefit Obligation
Projected benefit obligation—beginning of year	$4,702	$5,235
Service cost	11	17
Interest cost	309	397
Participants’ contributions	149	194
Actuarial loss	1,592	183
Foreign currency exchange rate changes	135	(198)
Benefits paid	(1,063)	(1,126)

Projected benefit obligation—end of year	5,835	4,702

Change in Plan Assets
Fair value plan assets—beginning of year	—	—
Employer contribution	914	932
Participants’ contributions	149	194
Benefits paid	(1,063)	(1,126)

Fair value plan assets—end of year	—	—

Funded Status	(5,835)	(4,702)
Unrecognized net actuarial loss	3,140	1,645
Unrecognized prior service cost	536	605
Employer contribution	—	—

Accrued benefit cost	$(2,158)	$(2,452)

Net periodic post-retirement medical benefit expense consisted of the following components:

(in thousands)	2009	2008	2007

Service cost	$11	$17	$12
Interest cost	309	397	311
Adjustment for measurement date change	—	(65)	—
Amortization of prior service cost	69	69	69
Amortization of actuarial gain	103	96	89

Post-retirement medical benefit expense	$492	$514	$481

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) at December 31, 2009 was $5.8 million. The PBO and ABO at December 31, 2008 was $4.7 million.

We limit our future obligation for post-retirement medical benefits by capping at 5 percent the annual rate of increase in the cost of claims we assume under the plan. The weighted average discount rate used in determining the accumulated post-retirement medical benefit obligation was 5.5 percent in 2009, 6.7 percent in 2008 and 6.3 percent in 2007. The assumed annual health care cost trend rate was 5.0 percent in 2009, 2008 and 2007. The impact on the benefit obligation of a 1 percent increase in the assumed health care cost trend rate would be approximately $0.6 million while a 1 percent decline in the rate would decrease the benefit obligation by approximately $0.6 million.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The subsidy is based on approximately 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000.

Future benefit payments expected to be paid for post-retirement medical benefits are as follows:

Estimated future benefit payments

(in thousands)	Payments

2010	$571
2011	611
2012	647
2013	656
2014	675
2015-2019	3,321

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of retiree medical expense at December 31, 2009, and the expected amortization of these amounts as components of net periodic benefit cost for the year ended December 31, 2010 are:

Components of accumulated other comprehensive loss:

(in thousands)

Net actuarial loss	$3,140
Net prior service cost	536
Net transition obligation	—

$3,676

Expected amortization during 2010:

(in thousands)

Amortization of net transition obligation	$—
Amortization of prior service cost	69
Amortization of net losses	224

$293

19. Comprehensive Income

Comprehensive income attributable to Terra Industries Inc. and its components, net of tax, were as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Net income	$178,617	$708,725	$252,177
Changes in cumulative foreign currency translation adjustment	25,211	(98,308)	(46,882)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	45,243	(34,487)	6,224
Changes in pension and post-retirement benefit liabilities, net of tax	(9,790)	(1,180)	15,797

Comprehensive income	239,281	574,750	227,316
Comprehensive income attributable to noncontrolling interest	(31,481)	(65,058)	(49,133)

Comprehensive income attributable to Terra Industries Inc.	$207,800	$509,692	$178,183

The following table reconciles equity attributable to noncontrolling interest:

	Year Ended December 31,
(in thousands)	2009	2008	2007

Noncontrolling interest, January 1	$104,082	$108,581	$94,687
Net income attributable to noncontrolling interest	25,984	67,684	50,281
Distributions to noncontrolling interests	(41,149)	(69,557)	(35,239)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax, attributable to the noncontrolling interest	5,497	(2,626)	(1,148)

Noncontrolling interest, December 31	$94,414	$104,082	$108,581

20.	Income Taxes

Components of the income tax provision applicable to continuing operations are as follows:

(in thousands)	2009	2008	2007

Current:
Federal	$73,537	$210,635	$3,892
International	10,739	24,678	6,056
State	8,259	19,718	13,968

	92,535	255,031	23,916

Deferred:
Federal	(14,213)	(11,974)	87,209
International	(3,832)	3,246	14,653
State	(191)	(6,452)	1,538

	(18,236)	(15,180)	103,400

Total income tax provision	$74,299	$239,851	$127,316

The following table reconciles the income tax provision per the Consolidated Statements of Operations to the federal statutory provision:

(in thousands)	2009	2008	2007

Income before income taxes:
Domestic	$273,408	$687,718	$270,857
International	(47,594)	184,905	77,216

	225,814	872,623	348,073

Statutory income tax expense:
Domestic	107,732	270,541	108,071
International	(12,911)	29,392	24,699

	94,821	299,933	132,770

Nontaxable foreign earnings	(52,432)	(33,299)	—
Repatriation of foreign earnings	42,778	—	—
State and federal tax credits	(9,707)	(19,510)	—
Domestic production activity deduction	(5,348)	(13,275)	—
Change in statutory tax rates	2,215	(507)	(4,043)
Valuation allowance	6,518	414	4,178
Foreign tax credit	—	—	(6,765)
Other	(4,546)	6,095	1,176

Income tax expense	$74,299	$239,851	$127,316

The tax effect of net operating loss (NOL), tax credit carryforwards and significant temporary differences between reported and taxable earnings that gave rise to net deferred tax assets (liabilities) were as follows:

(in thousands)	2009	2008

Current deferred tax asset
Accrued liabilities	$15,715	$6,428
Inventory valuation	1,419	760
Unsettled derivative losses	1,973	—

Net current deferred tax asset	19,107	7,188

Non-current deferred tax liability Depreciation	(90,464)	(94,467)
Investments in partnership	(2,755)	(1,195)
Investment in affiliates	(2,278)	(2,578)
Intangible asset	—	(732)
Unfunded employee benefits	(4,755)	(5,723)
Discontinued business costs	7,819	8,664
Deferred revenues—long-term	3,566	4,079
NOL, capital loss and tax credit carryforwards	38,703	32,633
Valuation allowance	(38,672)	(32,154)
Accumulated other comprehensive income	14,510	36,203
Other, net	(2,493)	(6,173)

Net noncurrent deferred tax liability	(76,819)	(61,443)

Net deferred tax liability	$(57,712)	$(54,255)

We have NOLs at December 31, 2009 which were generated in 1996 and is subject to limitation. This NOL, if unused, will begin to expire in 2011. Also during 2009, Terra began recording NOLs generated in Luxembourg which are not anticipated to be utilized. The Company has NOLs in Canada which will be utilized by way of carry-back. A full valuation allowance has been established against any NOL credit carryforward that is more likely than not that we will not be able to utilize. United States income taxes have not been provided on the remaining amount of the undistributed earnings of international subsidiaries and affiliated corporate joint ventures. Those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, Terra may be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

21. Unrecognized Tax Benefit

We adopted the provision of ASC 740, Income Taxes (previously referred to as FASB Interpretation No. 48, Accounting for Uncertainty to Income Taxes (FIN 48)), on January 1, 2007. Under ASC 740, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

The following table summarizes the activity related to our unrecognized tax benefits, interest and penalties:

(in thousands)	2009	2008	2007

Unrecognized tax benefits at January 1	$33,560	$33,560	$33,560
Gross increases (decreases) – tax positions in prior periods	27,415	—	—
Gross increases (decreases) – tax positions in current period	898	—	—
Decreases relating to settlements with tax authorities	—	—	—
Decreases from the lapse of applicable statue of limitations	(6,712)	—	—

Unrecognized tax benefits at December 31	$55,161	$33,560	$33,560
Accrued interest and penalties	7,249	2,389	—

Total ASC 740 liability	$62,410	$35,949	$33,560

The primary jurisdictions in which we or one of our subsidiaries files income tax returns are the United States including state and local jurisdictions and Canada. U.S. tax authorities have completed their federal income tax examinations for all years prior to 1998. With respect to state and local jurisdictions inside the United States, with limited exceptions, Terra and its subsidiaries are no longer subject to income tax audits for years before 2002. For Canada, income tax returns remain subject to examination by tax authorities for calendar years beginning in 2001. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

The adoption of ASC 740 had no impact on our financial statements other than the reclassification of the unrecognized tax benefit. Other liabilities include a ASC 740 liability of $60.9 million and other current liability of $1.5 million, including accrued interest, at December 31, 2009. During the next twelve months we expect to settle an issue with Revenue Canada and have, therefore, classified $1.5 million as current. If recognized, $49.9 million of the ASC 740 liability would have an impact on the effective tax rate.

When applicable, we recognize accrued interest and penalties related to unrecognized tax benefits in income taxes on the statement of operations. Interest and penalties were recognized at December 31, 2009 in the amount of $5.9 million.

22. Industry Segment Data

We operate in one principal industry segment—Nitrogen Products. The Nitrogen Products business produces and distributes ammonia, urea, UAN, ammonium nitrate and other nitrogen products to agricultural and industrial (including environmental) users.

We allocate revenues to countries based on the location to which the product was shipped. The following summarizes geographic information about Terra:

	Revenues			Long-lived Assets
	Year Ended December 31,			December 31,
(in thousands)	2009	2008	2007	2009	2008(1)	2007(1)

United States	$1,522,126	$2,785,269	$1,954,060	$571,446	$523,968	$572,329
Canada	59,306	106,210	69,760	201,995	196,585	286,088
United Kingdom(1)	—	—	319,109	—	—	—

	$1,581,432	$2,891,479	$2,342,929	$773,441	$720,553	$858,417

1.	On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between Terra and Kemira GrowHow Oyj. Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50 percent interest. Subsequent to the formation, we have accounted for our investment in GrowHow as an equity method investment and it is included in our Canadian long-lived assets.

23. Noncontrolling interest

We own an aggregate 75.3 percent of TNCLP through general and limited partnership interests. Outside investors own 24.7 percent of the limited partnership interests. TNCLP has its manufacturing facility in Verdigris, Oklahoma and is a major U.S. producer of nitrogen fertilizer products. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors limited partnership interest in the partnership has been recorded as noncontrolling interest on our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders’ interest in the equity of TNCLP. At December 31, 2009 and 2008, we reported noncontrolling interest in the statement of financial position of $94.4 million and $104.1 million, respectively. For the years 2009, 2008 and 2007, we recorded noncontrolling unitholders’ interest in the statement of operations of $26.0 million, $67.7 million and $50.3 million, respectively.

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

During 2009 the cumulative shortfall of the MQD was satisfied which entitled us to increased income allocations as provided for in the Agreement of Limited Partnership. The increased income allocation attributed to our General Partner interest was $10.6 million for 2009.

24. Guarantor Subsidiaries

Terra Industries Inc, excluding all majority owned subsidiaries (Parent), files a consolidated United States federal income tax return. Beginning in 1995, the Parent adopted the tax sharing agreements, under which all domestic operating subsidiaries provide for and remit income taxes to the Parent based on their pretax accounting income, adjusted for permanent differences between pretax accounting income and taxable income. The tax sharing agreements allocated the benefits of operating losses and temporary differences between financial reporting and tax basis income to the Parent.

Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. (TCAPI), the Guarantor Subsidiaries and subsidiaries of the Parent that are not guarantors of the Senior Unsecured Notes (see Note 9, Revolving Credit Facility and Long-Term Debt, of the Notes to the Consolidated Financial Statements) for December 31, 2009, 2008 and 2007 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. The Guarantor Subsidiaries guarantees are joint and several with the Parent.

Guarantor subsidiaries include:  subsidiaries that own the Woodward, Oklahoma; Port Neal, Iowa; Yazoo City, Mississippi; and Beaumont, Texas plants; Terra Environmental Technologies; Terra Global Holding Company Inc., Terra Investment Fund LLC, Terra Investment Fund II LLC, Terra (U.K.) Holdings Inc., and the corporate headquarters facility in Sioux City, Iowa. All guarantor subsidiaries are wholly owned by the Parent. All other company facilities are owned by non-guarantor subsidiaries. In 2008, we declared the Beaumont, Texas facility as a discontinued operation and classified the facility as held for sale. In December 2008, the Beaumont, Texas facility was sold, see Note 2, Discontinued Operations, of the Notes to the Consolidated Financial Statements.

Condensed Consolidating Statement of Financial Position at December 31, 2009:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$74,541	$180,140	$246,629	$—	$501,310
Accounts receivable, net	—	—	59,120	41,096	—	100,216
Inventories, net	—	—	86,291	50,782	—	137,073
Other current assets	52,850	532	14,756	19,565	—	87,703

Total current assets	52,850	75,073	340,307	358,072	—	826,302

Property, plant and equipment, net	—	6,037	322,062	128,603	—	456,702
Equity method investments	—	—	9,462	249,398	—	258,860
Other current assets	—	15,588	21,434	20,857	—	57,879
Investments in and advances to (from) affiliates	643,853	849,707	2,975,069	533,631	(5,002,260)	—

Total Assets	$696,703	$946,405	$3,668,334	$1,290,561	$(5,002,260)	$1,599,743

Liabilities
Accounts payable	$277	$—	$60,042	$27,579	$—	$87,898
Customer prepayments	—	—	14,857	24,381	—	39,238
Derivative hedge liabilities	130	—	85	66	—	281
Accrued and other current liabilities	21,860	8,375	32,370	16,187	—	78,792

Total current liabilities	22,267	8,375	107,354	68,213	—	206,209

Long-term debt	—	602,434	—	—	—	602,434
Deferred taxes	70,564	—	—	6,255	—	76,819
Pension and other liabilities	112,652	—	10,187	5,808	—	128,647

Total liabilities	205,483	610,809	117,541	80,276	—	1,014,109

Preferred Shares	483	—	—	—	—	483

Common Stockholders’ Equity
Common stock	152,802	—	73	92,262	(92,335)	152,802
Paid in capital	446,078	150,218	1,892,773	699,191	(2,742,182)	446,078
Accumulated other comprehensive loss	(120,362)	—	—	(88,563)	88,563	(120,362)
Retained earnings	12,219	166,929	1,581,982	507,395	(2,256,306)	12,219

Total common stockholders’ equity	490,737	317,147	3,474,828	1,210,285	(5,002,260)	490,737

Noncontrolling interest	—	18,449	75,965	—	—	94,414

Total equity	490,737	335,596	3,550,793	1,210,285	(5,002,260)	585,151

Total liabilities and equity	$696,703	$946,405	$3,668,334	$1,290,561	$(5,002,260)	$1,599,743

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2009:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$908,089	$668,439	$—	$1,576,528
Other income	—	—	3,544	1,360	—	4,904

Total revenues	—	—	911,633	669,799	—	1,581,432

Cost and Expense
Cost of sales	—	333	699,811	495,032	—	1,195,176
Selling, general and administrative expenses	2,726	(8,309)	41,979	30,741	—	67,137
Other operating expenses	18,000	—	—	—	—	18,000
Equity earnings of North American affiliates	—	—	(1,219)	(16,483)	—	(17,702)

Total cost and expenses	20,726	(7,976)	740,571	509,290	—	1,262,611

Income (loss) from operations	(20,726)	7,976	171,062	160,509	—	318,821
Interest income	157	1,970	996	1,013	—	4,136
Interest expense	(1,860)	(29,667)	103,626	(103,959)	—	(31,860)
Loss on early retirement of debt	—	(53,476)	—	—	—	(53,476)

Income (loss) before income taxes, noncontrolling interest and equity earnings	(22,429)	(73,197)	275,684	57,563	—	237,621
Income tax benefit (provision)	5,039	(10,374)	(61,931)	(7,033)	—	(74,299)
Equity earnings of unconsolidated affiliates	170,023	285,609	—	14,177	(455,632)	14,177

Income from continuing operations, net of tax	152,633	202,038	213,753	64,707	(455,632)	177,499
Income from discontinued operations, net of tax	—	—	1,118	—	—	1,118

Net income	152,633	202,038	214,871	64,707	(455,632)	178,617
Less: Net income attributable to the noncontrolling interest	—	5,015	20,969	—	—	25,984

Net Income attributable to Terra Industries Inc.	$152,633	$197,023	$193,902	$64,707	$(455,632)	$152,633

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$152,633	$202,038	$214,871	$64,707	$(455,632)	$178,617
Income from discontinued operations, net of tax	—	—	1,118	—	—	1,118

Income from continuing operations, net of tax	152,633	202,038	213,753	64,707	(455,632)	177,499
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	55,976	28,864	—	84,840
Loss on sale of property, plant and equipment	—	—	767	60	—	827
Deferred income taxes	(18,236)	—	—	—	—	(18,236)
Distributions in excess of (less than) equity earnings	(170,023)	(285,609)	186	3,888	455,632	4,074
Equity earnings of GrowHow UK Limited	—	—	—	(14,177)	—	(14,177)
Non-cash loss on derivatives	675	—	—	—	—	675
Share-based compensation	16,174	—	—	—	—	16,174
Amortization of intangible and other assets	—	121	7,410	2,188	—	9,719
Non-cash loss on early retirement of debt	—	4,546	—	—	—	4,546
Change in operating assets and liabilities – continuing operations	28,981	41,260	(72,981)	(60,198)	—	(62,938)

Net cash flows from operating activities – continuing operations	10,204	(37,644)	205,111	25,332	—	203,003
Net cash flows from operating activities – discontinued operations	—	—	1,118	—	—	1,118

Net Cash Flows from Operating Activities	10,204	(37,644)	206,229	25,332	—	204,121

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(92,991)	(40,943)	—	(133,934)
Proceeds from the sale of property, plant and equipment	—	—	102	86	—	188
Distributions received from North American affiliates	—	—	470	13,579	—	14,049
Balancing consideration and other payments received from GrowHow UK Limited	—	—	—	21,205	—	21,205

Condensed Consolidating Statement of Cash Flows at December 31, 2009 (continued):

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows from investing activities – continuing operations	—	—	(92,419)	(6,073)	—	(98,492)
Net cash flows from investing activities – discontinued operations	—	—	5,356	—	—	5,356

Net Cash Flows from Investing Activities	—	—	(87,063)	(6,073)	—	(93,136)

Financing Activities
Issuance of debt	—	589,788	—	—	—	589,788
Payments under borrowing arrangements	—	(317,475)	—	—	—	(317,475)
Payments for debt issuance costs	—	(14,360)	—	—	—	(14,360)
Preferred share dividends paid	(56)	—	—	—	—	(56)
Common stock dividends paid	(788,588)	—	—	—	—	(788,588)
Common stock issuances and vestings	(6,642)	—	—	—	—	(6,642)
Change in investments and advances from (to) affiliates	778,778	(469,767)	(190,250)	(118,761)	—	—
Excess tax benefits from equity compensation plans	6,304	—	—	—	—	6,304
Distributions to noncontrolling interests	—	(7,715)	(33,434)	—	—	(41,149)

Net Cash Flows from Financing Activities	(10,204)	(219,529)	(223,684)	(118,761)	—	(572,178)

Effect of Foreign Exchange Rate on Cash	—	—	—	(4,197)	—	(4,197)

Decrease in Cash and Cash Equivalents	—	(257,173)	(104,518)	(103,699)	—	(465,390)

Cash and Cash Equivalents at Beginning of Year	—	331,714	284,658	350,328	—	966,700

Cash and Cash Equivalents at End of Year	$—	$74,541	$180,140	$246,629	$—	$501,310

Condensed Consolidating Statement of Financial Position at December 31, 2008:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$331,714	$284,658	$350,328	$—	$966,700
Accounts receivable, net	9	74	73,358	56,949	—	130,390
Inventories, net	—	—	111,295	85,796	—	197,091
Margin deposits with derivative counterparties	—	36,945	—	—	—	36,945
Other current assets	23,807	10,440	13,596	13,495	—	61,338

Total current assets	23,816	379,173	482,907	506,568	—	1,392,464

Property, plant and equipment, net	—	6,037	288,449	108,827	—	403,313
Equity method investments	—	—	10,117	260,798	—	270,915
Other current assets	2,230	7,156	21,146	15,793	—	46,325
Investments in and advances to (from) affiliates	1,252,608	94,542	3,103,357	588,172	(5,038,679)	—

Total Assets	$1,278,654	$486,908	$3,905,976	$1,480,158	$(5,038,679)	$2,113,017

Liabilities
Accounts payable	$205	$62	$70,473	$29,153	$—	$99,893
Customer prepayments	—	—	58,922	52,670	—	111,592
Derivative hedge liabilities	35,254	7,476	39,880	43,315	—	125,925
Accrued and other current liabilities	51,861	8,947	42,261	24,701	—	127,770

Total current liabilities	87,320	16,485	211,536	149,839	—	465,180

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	51,770	—	—	9,673	—	61,443
Pension and other liabilities	74,975	—	10,983	1,765	—	87,723

Total liabilities	214,065	346,485	222,519	161,277	—	944,346

Preferred Shares	1,544	—	—	—	—	1,544

Common Stockholders’ Equity
Common stock	152,111	—	73	83,332	(83,405)	152,111
Paid in capital	579,164	150,218	2,201,646	963,435	(3,315,299)	579,164
Accumulated other comprehensive loss	(175,529)	—	—	(170,574)	170,574	(175,529)
Retained earnings (accumulated deficit)	507,299	(30,094)	1,397,955	442,688	(1,810,549)	507,299

Total common stockholders’ equity	1,063,045	120,124	3,599,674	1,318,881	(5,038,679)	1,063,045

Noncontrolling interest	—	20,299	83,783	—	—	104,082

Total equity	1,063,045	140,423	3,683,457	1,318,881	(5,038,679)	1,167,127

Total liabilities and equity	$1,278,654	$486,908	$3,905,976	$1,480,158	$(5,038,679)	$2,113,017

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2008:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$1,709,509	$1,170,746	$—	$2,880,255
Other income	—	—	8,064	3,160	—	11,224

Total revenues	—	—	1,717,573	1,173,906	—	2,891,479

Cost and Expense
Cost of sales	—	333	1,368,161	659,758	—	2,028,252
Selling, general and administrative expenses	2,776	(11,595)	47,326	32,229	—	70,736
Equity (earnings) loss of North American affiliates	—	—	(58,923)	2,686	—	(56,237)

Total cost and expenses	2,776	(11,262)	1,356,564	694,673	—	2,042,751

Income (loss) from operations	(2,776)	11,262	361,009	479,233	—	848,728
Interest income	—	13,044	777	9,549	—	23,370
Interest expense	(1,860)	(24,840)	8,012	(8,681)	—	(27,369)

Income (loss) before income taxes and noncontrolling interest	(4,636)	(534)	369,798	480,101	—	844,729
Income tax benefit (provision)	1,368	(104,556)	(109,165)	(27,498)	—	(239,851)
Equity earnings of unconsolidated affiliates	644,309	762,462	—	95,578	(1,406,771)	95,578

Income from continuing operations – net of tax	641,041	657,372	260,633	548,181	(1,406,771)	700,456
Income from discontinued operations – net of tax	—	—	8,269	—	—	8,269

Net income	641,041	657,372	268,902	548,181	(1,406,771)	708,725
Less: Net income attributable to the noncontrolling interest	—	13,063	54,621	—	—	67,684

Net Income attributable to Terra Industries Inc.	$641,041	$644,309	$214,281	$548,181	$(1,406,771)	$641,041

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$641,041	$657,372	$268,902	$548,181	$(1,406,771)	$708,725
Income from discontinued operations	—	—	8,269	—	—	8,269

Income from continuing operations	641,041	657,372	260,633	548,181	(1,406,771)	700,456
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	43,657	35,197	—	78,854
Loss on sale of property, plant and equipment	—	—	1,146	1,175	—	2,321
Deferred income taxes	(15,180)	—	—	—	—	(15,180)
Distributions in excess of (less than) equity earnings	(644,309)	(762,462)	5,657	2,686	1,406,771	8,343
Equity earnings – GrowHow UK Limited	—	—	—	(95,578)	—	(95,578)
Non-cash loss on derivatives	39,779	—	—	—	—	39,779
Share-based compensation	8,104	—	—	—	—	8,104
Amortization of intangible and other assets	—	—	5,284	3,421	—	8,705
Change in operating assets and liabilities – continuing operations	(142,756)	(57,788)	(8,762)	(51,515)	—	(260,821)

Net cash flows from operating activities – continuing operations	(113,321)	(162,878)	307,615	443,567	—	474,983
Net cash flows from operating activities – discontinued operations	—	—	8,161	—	—	8,161

Net Cash Flows from Operating Activities	(113,321)	(162,878)	315,776	443,567	—	483,144

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(77,109)	(12,198)	—	(89,307)
Proceeds from the sale of property, plant and equipment	—	—	1,666	407	—	2,073
Distributions received from unconsolidated affiliate	—	—	8,180	—	—	8,180

Condensed Consolidating Statement of Cash Flows at December 31, 2008 (continued):

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Contribution settlement received from GrowHow UK Limited	—	—	—	27,427	—	27,427
Balancing consideration payment from GrowHow UK Limited	—	—	—	61,272	—	61,272

Net cash flows from investing activities – continuing operations	—	—	(67,263)	76,908	—	9,645
Net cash flows from investing activities – discontinued operations	—	—	41,879	—	—	41,879

Net Cash Flows from Investing Activities	—	—	(25,384)	76,908	—	51,524

Financing Activities
Preferred share dividends paid	(3,876)	—	—	—	—	(3,876)
Preferred share inducement	(5,266)	—	—	—	—	(5,266)
Common stock dividends paid	(28,274)	—	—	—	—	(28,274)
Common stock issuances and vestings	(9,839)	—	—	—	—	(9,839)
Change in investments and advances from (to) affiliates	305,954	438,735	(203,322)	(1,072,883)	531,516	—
Excess tax benefits from equity compensation plans	12,122	—	—	—	—	12,122
Payments under share repurchase program	(157,500)	—	—	—	—	(157,500)
Distributions to noncontrolling interests	—	—	(69,557)	—	—	(69,557)

Net cash flows from financing activities – continuing operations	113,321	438,735	(272,879)	(1,072,883)	531,516	(262,190)
Net cash flows from financing activities – discontinued operations	—	—	—	—	—	—

Net Cash Flows from
Financing Activities	113,321	438,735	(272,879)	(1,072,883)	531,516	(262,190)

Effect of Foreign Exchange Rate on Cash	—	—	—	(4,016)	—	(4,016)

Increase (Decrease) in Cash and Cash Equivalents	—	275,857	17,513	(556,424)	531,516	268,462

Cash and Cash Equivalents at Beginning of Year	—	55,857	267,145	906,752	(531,516)	698,238

Cash and Cash Equivalents at End of Year	$—	$331,714	$284,658	$350,328	$—	$966,700

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Product revenues	$—	$—	$1,181,736	$1,154,138	$—	$2,335,874
Other income	—	—	5,104	1,951	—	7,055

Total revenues	—	—	1,186,840	1,156,089	—	2,342,929

Cost and Expense
Cost of sales	900	345	982,627	831,548	1	1,815,421
Selling, general and administrative expenses	2,179	(10,611)	32,439	67,962	2	91,971
Equity earnings of North American affiliates	—	—	(16,209)	—	—	(16,209)

Total cost and expenses	3,079	(10,266)	998,857	899,510	3	1,891,183

Income (loss) from operations	(3,079)	10,266	187,983	256,579	(3)	451,746
Interest income	—	6,093	5,077	6,092	—	17,262
Interest expense	(1,860)	(26,909)	(6)	(325)	—	(29,100)
Loss on early retirement of debt	—	(38,836)	—	—	—	(38,836)
Foreign currency gain (loss)	—	(1,886)	8	1,878	—	—

Income (loss) before income taxes and noncontrolling interest	(4,939)	(51,272)	193,062	264,224	(3)	401,072
Income tax benefit (provision)	1,790	(37,582)	(70,815)	(20,709)	—	(127,316)
Equity (earnings) loss of unconsolidated affiliates	205,045	303,602	—	(2,718)	(508,647)	(2,718)

Income from continuing operations – net of tax	201,896	214,748	122,247	240,797	(580,650)	271,038
Income from discontinued operations – net of tax	—	—	(18,861)	—	—	(18,861)

Net income	201,896	214,748	103,386	240,797	(580,650)	252,177
Less: Net income attributable to the noncontrolling interest	—	9,704	40,577	—	—	50,281

Net income attributable to Terra Industries Inc.	$201,896	$205,044	$62,809	$240,797	$(508,650)	$201,896

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007:

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$201,896	$214,748	$103,386	$240,797	$(508,650)	$252,177
Loss from discontinued operations	—	—	(18,861)	—	—	(18,861)

Income from continuing operations	201,896	214,748	122,247	240,797	(508,650)	271,038
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	—	40,407	54,377	—	94,784
Deferred income taxes	90,879	—	12,521	—	—	103,400
Distributions in excess of (less than) equity earnings	(205,045)	(303,602)	8,536	379,935	128,712	8,536
Equity earnings – GrowHow UK Limited	—	—	—	2,718	—	2,718
Non-cash loss on derivatives	1,300	—	—	—	—	1,300
Share-based compensation	28,103	—	—	—	(1)	28,102
Amortization of intangible and other assets	—	—	3,713	3,240	1	6,954
Non-cash loss on early retirement of debt	—	4,662	—	—	—	4,662
Change in operating assets and liabilities – continuing operations	(83,235)	(1,849)	84,546	460,090	(247,262)	212,290

Net cash flows from operating activities – continuing operations	33,898	(86,041)	271,970	1,141,157	(627,200)	733,784
Net cash flows from operating activities – discontinued operations	—	—	14,081	—	—	14,081

Net Cash Flows from Operating Activities	33,898	(86,041)	286,051	1,141,157	(627,200)	747,865

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(18,676)	(63,699)	(1)	(82,376)
Cash retained by GrowHow UK Limited	—	—	—	(16,788)	—	(16,788)
Proceeds from the sale of property, plant and equipment	—	—	24	—	—	24
Distributions received from unconsolidated affiliate	—	—	4,705	—	—	4,705

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007: (continued)

			Guarantor	Non-Guarantor
	Parent	TCAPI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Flows from Investing Activities	—	—	(13,947)	(80,487)	(1)	(94,435)

Financing Activities
Issuance of debt	—	330,000	—	—	—	330,000
Payments under borrowing arrangements	—	(331,300)	(1)	—	1	(331,300)
Payments for debt issuance costs	—	(6,444)	—	—	—	(6,444)
Preferred share dividends paid	(5,100)	—	—	—	—	(5,100)
Common stock issuances and vestings	(1,424)	—	—	—	—	(1,424)
Change in investments and advances from (to) affiliates	56,734	48,906	30,281	(231,607)	95,686	—
Excess tax benefits from equity compensation plans	3,317	—	—	—	—	3,317
Payments under share repurchase program	(87,426)	—	—	—	—	(87,426)
Distributions to noncontrolling interests	—	—	(35,239)	—	—	(35,239)

Net Cash Flows from Financing Activities	(33,899)	41,162	(4,959)	(231,607)	95,687	(133,616)

Effect of Foreign Exchange Rate Changes on Cash	—	—	—	(593)	—	(593)

Increase (Decrease) in Cash and Cash Equivalents	(1)	(44,879)	267,145	828,470	(531,514)	519,221

Cash and Cash Equivalents at Beginning of Year	1	100,736	—	78,282	(2)	179,017

Cash and Cash Equivalents at End of Year	$—	$55,857	$267,145	$906,752	$(531,516)	$698,238

25.	Quarterly Financial Data (Unaudited)

(in thousands, except per-share data)	March 31	June 30	Sept. 30	Dec. 31

2009

Revenues	$419,753	$453,503	$347,046	$361,130
Cost of sales	342,957	296,690	281,621	273,908

Gross profit	$76,796	$156,813	$65,425	$87,222

Amounts attributable to Terra Industries Inc.:
Income (loss) from continuing operations, net of tax	$29,995	$80,474	$45,118	$(4,072)
Income from discontinued operations, net of tax	—	—	810	308

Net income (loss) attributable to Terra Industries Inc.	$29,995	$80,474	$45,928	$(3,764)

Net income	$37,903	$89,948	$48,900	$1,866
Less: Net income attributable to noncontrolling interest	7,908	9,474	2,972	5,630

Net income (loss) attributable to Terra Industries Inc.	$29,995	$80,474	$45,928	$(3,764)

Per Share Data:
Basic income (loss) per common share attributable to Terra Industries Inc.:
Continuing operations	$0.30	$0.81	$0.46	$(0.04)
Discontinued operations	—	—	0.01	—

Basic income (loss) per common share	$0.30	$0.81	$0.47	$(0.04)

Diluted income (loss) per common share attributable to Terra Industries Inc.:
Continuing operations	$0.30	$0.81	$0.45	$(0.04)
Discontinued operations	—	—	0.01	—

Diluted income (loss) per common share	$0.30	$0.81	$0.46	$(0.04)

2008

Revenues	$574,704	$843,097	$790,214	$683,464
Cost of sales	406,989	547,070	578,310	495,883

Gross profit	$167,715	$296,027	$211,904	$187,581

Amounts attributable to Terra Industries Inc.:
Income from continuing operations, net of tax	$101,305	$196,116	$171,270	$164,081
Income from discontinued operations, net of tax	152	7,319	141	657

Net income attributable to Terra Industries Inc.	$101,457	$203,435	$171,411	$164,738

Net income	$119,583	$221,930	$187,159	$180,053
Less: Net income attributable to noncontrolling interest	18,126	18,495	15,748	15,315

Net income attributable to Terra Industries Inc.	$101,457	$203,435	$171,411	$164,738

Per Share Data:
Basic income per common share attributable to Terra Industries Inc.:
Continuing operations	$1.11	$2.14	$1.75	$1.65
Discontinued operations	—	0.08	—	0.01

Basic income per common share	$1.11	$2.22	$1.75	$1.66

Diluted income per common share attributable to Terra Industries Inc.:
Continuing operations	$0.97	$1.87	$1.64	$1.64
Discontinued operations	—	0.07	—	0.01

Diluted income per common share	$0.97	$1.94	$1.64	$1.65

26.  Unsolicited Proposals for a Business Combination by CF Industries Holdings, Inc.

During 2009, CF Industries Holdings, Inc. made a number of unsolicited business proposals to acquire Terra. Each such proposal was examined by the Board of Directors of Terra and each such proposal was unanimously rejected by the Board of Directors of Terra.

On January 14, 2010, CF announced that it had withdrawn its proposal to acquire Terra, was no longer pursuing the acquisition and had sold all of its Terra common stock.

For the year ending December 31, 2009, Terra incurred defense costs of $18.0 million related to CF’s unsolicited business proposals.

27.	Subsequent Events

On February 12, 2010, Terra entered into an Agreement and Plan of Merger (the “Yara Merger Agreement”) with Yara International ASA (“Yara”) and Yukon Merger Sub, Inc. (“Merger Sub”), an indirect, wholly owned subsidiary of Yara. If the transactions contemplated by the Yara Merger Agreement are consummated, Merger Sub will merge with and into Terra (the “Yara Merger”), with the result that Terra will become an indirect, wholly owned subsidiary of Yara.

Upon consummation of the Yara Merger, each outstanding share of Terra common stock will be converted into the right to receive $41.10 in cash, without interest and less any taxes required to be withheld. The purchase price is subject to increase as provided in the Yara Merger Agreement if Yara does not hold its stockholders meeting to obtain the Yara Stockholder Approval (as defined below) within 90 days from the date of execution of the Yara Merger Agreement.

The consummation of the Yara Merger is subject to certain conditions, including, among others, (i) the approval by Terra’s stockholders (the “Terra Stockholder Approval”) of the Yara Merger, (ii) the approval by Yara’s stockholders (the “Yara Stockholder Approval”) of the issuance of Yara common stock to finance a portion of the Yara Merger consideration, (iii) the receipt of regulatory approvals (or the expiration of applicable waiting periods) in the United States, Canada and the European Union, (iv) the absence of legal restraints preventing consummation of the Yara Merger, (v) the absence of pending lawsuits by any governmental entity seeking to prevent consummation of the Yara Merger that would reasonably be expected to result in certain material adverse effects on Terra and (vi) the absence since January 1, 2009 of any change or event that, individually or in the aggregate, has resulted in or would reasonably be expected to result in a material adverse effect on Terra. The Yara Merger is not subject to any financing condition.

The Yara Merger Agreement contains certain termination rights and provides that (i) upon the termination of the Yara Merger Agreement under specified circumstances, including, among others, by Terra to accept a superior proposal or by Yara upon a change in the recommendation of Terra’s board of directors, Terra will owe Yara a cash termination fee of $123 million and (ii) upon the termination of the Yara Merger Agreement due to Yara’s failure to obtain the Yara Stockholder Approval, Yara will owe Terra a cash termination fee of $123 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on the evaluation performed by our management, including our Chief Executive Officer and Chief Financial Officer, management has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified by the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(a)-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no material weaknesses identified in the review and evaluation, and therefore no corrective actions were taken.

(c)	Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” below. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting is included below in this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by, and under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

2.	Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Terra Industries Inc.:

We have audited the internal control over financial reporting of Terra Industries Inc. and subsidiaries (the Company) as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective adoption of the guidance related to noncontrolling interest in consolidated financial statements effective January 1, 2009.

Omaha, Nebraska
February 25, 2010

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of Terra will be set forth under the caption “Election of Directors” in the proxy statement for the 2010 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference. Information with respect to executive officers of Terra is set forth under the caption “Executive Officers of Terra” in Part I hereof and is incorporated herein by reference.

We have a Code of Ethics and Standards of Business Conduct that applies to Terra’s principal executive officer and its principal financial officer. The code also applies to our other officers, directors and employees. The Code of Ethics and Standards of Business Conduct is posted on Terra’s Web site, www.terraindustries.com, and is available in hard copy upon request. In addition, the information set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the 2010 Annual Meeting of Stockholders of Terra is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive officer and director compensation will be set forth under the caption “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement for the 2010 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management will be set forth under the caption “Equity Security Ownership” in the proxy statement for the 2010 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference.

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

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans (excluding securities
Plan category	and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	-0-	-0-	3,832,433

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	$-0-	3,832,433

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with related persons will be set forth under the caption “Transactions with Related Persons” and “Policies and Procedures” of the proxy statement for the 2010 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference. Information with regard to director independence will be set forth under the caption “Corporate Governance” and “Board of Directors and Committees” of the proxy statement for the 2010 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

Information with respect to principal accountant audit fees and service fees will be set forth under the caption “Proposal 2: Ratification of Selection of Independent Accountants—Principal Accountant Audit Fees and Service Fees” in the proxy statement for the 2010 Annual Meeting of Stockholders of Terra, and is incorporated herein by reference.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Terra and its independent registered public accountants. Deloitte & Touche LLP’s engagement to conduct the audit of Terra’s financial statements included herein was approved by the Audit Committee on February 17, 2009. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touche LLP since May 2003 has been reviewed and approved in advance by the Audit Committee, as provided in its charter.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as a Part of this Report

1.	Consolidated Financial Statements of Terra and its subsidiaries are included in Item 8 herein.
Consolidated Statements of Financial Position at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
2.	Index to Financial Statement Schedules, Reports and Consents
See Index to Financial Statement Schedules of Terra and its subsidiaries at page S-1
3.	Other Financial Statements
Individual financial statements of Terra’s 50 percent owned joint ventures accounted for on the equity method have been omitted because they do not constitute a significant subsidiary.

(b) Exhibits

2.1	Stock Purchase Agreement dated as of August 6, 2004 among Terra Industries Inc., MissChem Acquisition Inc. and Mississippi Chemical Corporation, filed as Exhibit 99.2 to Terra Industries Inc.’s Form 8-K dated August 9, 2004, is incorporated herein by reference.
2.2	Agreement and Plan of Merger dated as of February 12, 2010 by and among Yara International ASA, Yukon Merger Sub Inc., and Terra Industries Inc., filed as Exhibit 2.1 to Terra Industries Inc.’s Form 8-K dated February 16, 2010, is incorporated herein by reference.
3.1	Articles of Restatement of Terra Industries Inc. filed with the State Department of Assessments and Taxation of Maryland on August 3, 2005, restating the Charter of Terra Industries Inc., filed as Exhibit 3.3 to Terra Industries Inc.’s Form 8-K dated August 3, 2005, are incorporated herein by reference.
3.2	Amended and Restated By-Laws of Terra Industries Inc., effective as of August 3, 2005, filed as Exhibit 3.4 to Terra Industries Inc.’s Form 8-K, dated August 3, 2005, are incorporated herein by reference.
3.3	Amendment No. 1 to the Amended and Restated By-Laws of Terra Industries Inc., filed as Exhibit 3.1 to Terra Industries Inc.’s Form 8-K dated April 14, 2009, is incorporated herein by reference.
3.4	A Certificate of Correction to correct errors and omissions to the August 3, 2005 Articles of Restatement for Terra Industries Inc., as filed with the State Department of Assessments and Taxation of Maryland on April 30, 2008, was included as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated May 5, 2008, and is incorporated herein by reference.
3.5	Certificate of Incorporation of Terra Capital, Inc. filed as Exhibit 3.i.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.6	Certificate of Incorporation of Beaumont Ammonia Inc. filed as Exhibit 3.i.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.7	Certificate of Incorporation of Beaumont Holdings Corporation, filed as Exhibit 3.i.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.

3.8	Certificate of Incorporation of BMC Holdings Inc. filed as Exhibit 3.1.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 3, 2001, is incorporated herein by reference.
3.9	Certificate of Incorporation of Port Neal Corporation filed as Exhibit 3.i.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.10	Certificate of Incorporation of Terra (U.K.) Holdings Inc. filed as Exhibit 3.i.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.11	Certificate of Incorporation of Terra Capital Holdings, Inc. filed as Exhibit 3.1.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.12	Certificate of Incorporation of Terra International (Oklahoma) Inc. filed as Exhibit 3.i.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.13	Certificate of Incorporation of Terra International, Inc. filed as Exhibit 3.i.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.14	Certificate of Incorporation of Terra Methanol Corporation filed as Exhibit 3.i.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.15	Certificate of Incorporation of Terra Nitrogen Corporation filed as Exhibit 3.i.(n) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.16	Certificate of Incorporation of Terra Real Estate Corporation filed as Exhibit 3.i.(o) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.17	By-Laws of Terra Capital, Inc. filed as Exhibit 3.ii.(a) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.18	By-Laws of Beaumont Ammonia Inc. filed as Exhibit 3.ii.(b) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.19	By-Laws of Beaumont Holdings Corporation filed as Exhibit 3.ii.(c) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.20	By-Laws of BMC Holdings, Inc. filed as Exhibit 3.ii.(d) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.21	By-Laws of Port Neal Corporation filed as Exhibit 3.ii.(e) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.22	By-Laws of Terra (U.K.) Holdings Inc. filed as Exhibit 3.ii.(f) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.23	By-Laws of Terra Capital Holdings, Inc. filed as Exhibit 3.ii.(g) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.24	By-Laws of Terra International (Oklahoma) Inc. filed as Exhibit 3.ii.(i) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.25	By-Laws of Terra International, Inc. filed as Exhibit 3.ii.(j) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.26	By-Laws of Terra Methanol Corporation filed as Exhibit 3.ii.(k) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.27	By-Laws of Terra Nitrogen Corporation filed as Exhibit 3.ii.(l) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.28	By-Laws of Terra Real Estate Corporation filed as Exhibit 3.ii.(m) to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on November 13, 2001, is incorporated herein by reference.
3.29	Certificate of Incorporation of Terra Nitrogen GP Inc., filed as Exhibit 3.2 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, is incorporated herein by reference.

3.30	By-Laws of Terra Nitrogen GP Inc., filed as Exhibit 3.3 to the September 7, 2005 Terra Nitrogen Company, L.P.’s Form 8-K, are incorporated herein by reference.
3.31	Certificate of Incorporation of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.29 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.32	By-Laws of Terra Nitrogen GP Holdings Inc., filed as Exhibit 3.30 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
3.33	Certificate of Incorporation of Terra Environmental Technologies Inc., filed as Exhibit 3.33 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.34	By-Laws of Terra Environmental Technologies Inc. filed as Exhibit 3.34 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, in incorporated herein by reference.
3.35	Certificate of Incorporation of Terra Global Holding Company Inc., filed as Exhibit 3.35 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.36	By-Laws of Terra Global Holding Company Inc., filed as Exhibit 3.36 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.37	Operating Agreement of Terra Investment Fund LLC, filed as Exhibit 3.37 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.38	Articles of Organization of Terra Investment Fund LLC, filed as Exhibit 3.38 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.39	Operating Agreement of Terra Investment Fund II LLC, filed as Exhibit 3.39 to Terra Capital, Inc.’s Registration Statement filed on form S-4 on December 16, 29 , is incorporated herein by reference.
3.40	Articles of Organization of Terra Investment Fund II LLC, filed as Exhibit 3.40 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.41	Certificate of Incorporation of Terra Mississippi Holdings Corp., filed as Exhibit 3.41 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.42	By-Laws of Terra Mississippi Holdings Corp (f/k/a Mississippi Chemical Corporation), filed as Exhibit 3.42 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.43	Certificate of incorporation for Terra Mississippi Nitrogen, Inc., filed as Exhibit 3.43 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.44	By-Laws of Terra Mississippi Nitrogen, Inc. (f/k/a Mississippi Nitrogen, Inc.), filed as Exhibit 3.44 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.45	Certificate of Incorporation of Terra Houston Ammonia, Inc., filed as Exhibit 3.45 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.46	By-Laws of Terra Houston Ammonia, Inc. (f/k/a Mississippi Chemical Management Company), filed as Exhibit 3.46 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
3.47	Limited Liability Company Agreement of Terra LP Holdings LLC, filed as Exhibit 3.47 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.1	Indenture dated as of October 10, 2001 among Terra Capital, Inc., certain guarantors and U.S. Bank National Association, as trustee, including the form of note, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated October 10, 2001, is incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Credit Agreement dated January 26, 2005, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as issuing banks (Issuers) and Citicorp USA Inc., as administrative agent and collateral agent for Lenders and Issuers, filed as Exhibit 4.3 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
4.3	Amendment No. 2 to the Amended and Restated Credit Agreement dated July 29, 2005, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.4 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
4.4	Amendment No. 3 to the Amended and Restated Credit Agreement dated October 30, 2006, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a/ Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2006, is incorporated herein by reference.
4.5	Amendment No. 4 to the Amended and Restated Credit Agreement dated February 2, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers). Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.6	Amendment No. 5 to the Amended and Restated Credit Agreement dated July 11, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.6 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.7	Amendment No. 6 to the Amended and Restated Credit Agreement dated August 28, 2007, among Terra Capital, Inc., Terra Mississippi Holdings Corp. (f/k/a Mississippi Chemical Corporation) and Terra Nitrogen (U.K.) Limited (collectively, Borrowers), Terra Industries Inc., Terra Capital Holdings, Inc., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.7 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
4.8	Amendment No. 7 to the Amended and Restated Credit Agreement dated March 24, 2008, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited, as the borrowers, Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as lenders, and Citicorp USA, Inc., as administrative agent and collateral agent, filed as Exhibit 4.8 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.9	Amendment No. 8 to the to the Amended and Restated Credit Agreement dated July 16, 2008, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited, as the borrowers, Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as lenders, and Citicorp USA, Inc., as administrative agent and collateral agent, filed as Exhibit 4.9 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference

4.10	Amendment No. 9 to the to the Amended and Restated Credit Agreement dated August 29, 2008, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited, as the borrowers, Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as lenders, and Citicorp USA, Inc., as administrative agent and collateral agent, filed as Exhibit 4.10 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.11	Amendment No. 10 to the Amended and Restated Credit Agreement dated November 17, 2008, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited, as the borrowers, Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as lenders, and Citicorp USA, Inc., as administrative agent and collateral agent, filed as Exhibit 4.11 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.12	Amendment No. 11 to the Amended and Restated Credit Agreement dated October 9, 2009, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited, as the borrowers, Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as lenders, and Citicorp USA, Inc., as administrative agent and collateral agent, filed as Exhibit 4.12 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.13	Amendment No. 12 to the Amended and Restated Credit Agreement dated December 4, 2009, among Terra Capital, Inc., Mississippi Chemical Corporation and Terra Nitrogen (U.K.) Limited, as the borrowers, Terra Industries Inc., Terra Capital Holdings, Inc., the financial institutions from time to time party thereto as lenders, and Citicorp USA, Inc., as administrative agent and collateral agent, filed as Exhibit 4.8 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.14	Amendment No. 1 to the Credit Agreement dated July 29, 2005 among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto and Citicorp USA Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.5 to Terra Industries Inc.’s Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.
4.15	Amendment No. 2 to the Credit Agreement dated February 2, 2007, among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.8 to Terra Nitrogen Company, L.P.’s Form 10-K for the year ended December 31, 2007.
4.16	Amendment No. 3 to the Credit Agreement dated October 9, 2009, among Terra Nitrogen, Limited Partnership (Borrower), Terra Nitrogen Company, L.P., the Lenders party hereto, and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers, filed as Exhibit 4.16 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.17	Indenture dated May 21, 2003, between the Company, the guarantors party hereto and U.S. National Bank Association as Trustee with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010 (including the form of 11 1/2% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries Inc.’s Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
4.18	Articles Supplementary of Terra Industries Inc. relating to the Retirement of the Company’s Trust Shares, filed as Exhibit 3.1 to Terra Industries Inc.’s Form 8-K dated August 3, 2005, are incorporated herein by reference.
4.19	Articles Supplementary of Terra Industries Inc. relating to the Reclassification of the Company’s Series B Cumulative Redeemable Preferred Shares, filed as Exhibit 3.2 to Terra Industries Inc.’s Form 8-K August 3, 2005, are incorporated herein by reference.

4.20	Registration Rights Agreement dated as of October 7, 2004, among Terra and Citigroup Global Markets Inc., as Representative of the Initial Purchasers, filed as Exhibit 4.6 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.
4.21	Registration Rights Agreement, dated as of December 16, 2004, among Terra Industries Inc. and the initial purchasers named therein, filed as Exhibit 4.7 to Terra’s Form S-3/A filed February 9, 2005, is incorporated by reference.
4.22	Registration Rights Agreement, dated as of December 21, 2004, among Terra Industries Inc., Värde Investment Partners, L.P., Perry Principals Investments LLC, Citigroup Financial Products, Inc., filed as Exhibit 4.7 to Terra’s Form S-3 dated March 17, 2005, is incorporated herein by reference.
4.23	Form of Indenture relating to the 4.25% Convertible Subordinated Debentures, filed as Exhibit 4.7 to Terra’s Form S-3 dated January 4, 2005, is incorporated herein by reference.
4.24	$150,000,000 Amended and Restated Credit Agreement dated as of December 21, 2004, among Terra Capital, Inc., Terra Nitrogen (U.K.) Limited, Mississippi Chemical Corporation, as Borrowers; Terra Industries Inc. and Terra Capital Holdings, Inc., as Guarantors; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Lead Arranger and Sole Book Runner, filed as Exhibit 4.18 to Terra Industries Inc.’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
4.25	$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; and the Lenders and Issuers Party thereto; and Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner, filed as Exhibit 4.19 to Terra Industries Inc.’s Form 10-K for the fiscal year ended December 31, 2004, is incorporated herein by reference.
4.26	Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 12 7/8% Senior Secured Notes due 2008, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.
4.27	Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 11 1/2% Second Priority Senior Secured Notes due 2010, filed as Exhibit 4.2 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.
4.28	Indenture, dated February 2, 2007, by and among Terra Capital, Inc., Terra Industries Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 7% Senior Notes due 2017, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated February 6, 2007, is incorporated herein by reference.
4.29	First Supplemental Indenture, dated January 9, 2008, by and among Terra Capital, Inc., Terra Industries Inc., Terra Environmental Technologies, Inc., the existing guarantors named therein and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 10, 2008, is incorporated herein by reference.
4.30	Second Supplemental Indenture, dated as of April 27, 2009, by and among Terra Capital, Inc., Terra Industries Inc., each of the subsidiary guarantors listed in Appendix I thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.31 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.31	Third Supplemental Indenture, dated as of October 16, 2009, by and among Terra Capital, Inc., Terra Industries Inc., each of the subsidiary guarantors listed in Appendix I thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4. 1 to Terra Industries Inc.’s Form 8-K dated October 16, 2009, is incorporated herein by reference.
4.32	Form of Regulation S Global Note relating to 7% Senior Notes due 2017 (attached as an exhibit to Exhibit 4.30).

4.33		Form of Regulation 144A Global Note relating to 7% Senior Notes due 2017 (attached as an exhibit to Exhibit 4.30).
4.34		Form of Guarantee relating to 7% Senior Notes due 2017 (attached as an exhibit to Exhibit 4.30).
4.35		Registration Agreement, dated as of February 2, 2007, by and among Terra Capital, Inc., the guarantors named therein and Citigroup Global Markets Inc., relating to the 7% Senior Notes due 2017, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated February 5, 2007, is incorporated herein by reference.
4.36		Indenture, dated October 26, 2009, by and among Terra Capital, Inc., Terra Industries Inc., the guarantors named therein and U.S. Bank national Association, as trustee, relating to the 7.75% Senior Notes due 2019, filed as Exhibit 4.37 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
4.37		First Supplemental Indenture, dated as of December 4, 2009, by and among Terra Capital, Inc., Terra Industries Inc., Terra LP Holdings LLC, each of the subsidiary guarantors listed in Appendix I thereto and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated December 8, 2009, is incorporated herein by reference.
4.38		Form of Regulation S Global Note relating to the 7.75% Senior Notes due 2019 (attached as an exhibit to Exhibit 4.37).
4.39		Form of Regulation 144A Global Note relating to the 7.75% Senior Notes due 2019 (attached as an exhibit to Exhibit 4.37).
4.40		Form of Guarantee relating to the 7.75% Senior Notes due 2019 (attached as an exhibit to Exhibit 4.37).
4.41		Exchange and Registration Rights to Agreement, dated as of October 26 2009, by and among Terra Capital, Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., relating to the 7.75% Senior Notes due 2019, filed as Exhibit 4.42 to Terra Capital, Inc.’s Registration Statement filed on Form S-4 on December 16, 2009, is incorporated herein by reference.
10	.1.1	Excess Benefit Plan of Terra Industries Inc., as amended and restated effective as of January 1, 2008, was included as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q filed with the Securities and Exchange Commission on April 29, 2008, and is incorporated herein by reference.
10	.1.2	Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.
10	.1.3	Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.
10	.1.4	Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries Inc.’s Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.
10	.1.5	Amendment No. 3 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated March 29, 2002, filed as Exhibit 10.1.8.b. to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
10	.1.6	Amendment No. 4 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated December 29, 2004, filed as Exhibit 10.1.6 to Terra Industries Inc.’s Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2008, is incorporated herein by reference.
10	.1.7	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.18 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
10	.1.8	Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10	.1.9	Form of Restricted Stock Award to Officers and Other Key Employees under Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.
10	.1.10	Revised Form of Restricted Stock Award of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.9 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.11	Form of Long-Term Incentive Award for Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.10 to Terra Industries Inc.’s 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.12	Form of Long-Term Incentive Award for Phantom Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.11 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10	.1.13	Form of Long-Term Incentive Award for Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.23 to Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.
10	.1.14	Form of Long-Term Incentive Award for Phantom Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.24 to Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.
10	.1.15	Form of Indemnity Agreement of Terra Industries Inc., filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 7, 2006, is incorporated by reference.
10	.1.16	Form of Unrestricted Annual Share Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated August 10, 2006, is incorporated herein by reference.
10	.1.17	Employment Severance Agreement between Terra Industries Inc. and Michael L. Bennett dated October 5, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10	.1.18	Form of Employment Severance Agreement for Section 16(b) Executive Officers, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10	.1.19	2007 Omnibus Incentive Compensation Plan, adopted by the board of directors of Terra Industries Inc. (Terra) and subsequently approved by its stockholders at the annual meeting of Terra on May 8, 2007, reported on Terra’s Form 8-K filed May 10, 2007 and attached as Appendix A to Terra’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 15, 2007, is incorporated herein by reference.
10	.1.20	Amendment Number One to Employment Severance Agreement, filed as Exhibit 10.1.31 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.21	Amendment to Restricted Share Agreement, filed as Exhibit 10.1.32 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.22	Amendment to Performance Share Award Agreement, filed as Exhibit 10.1.33 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.23	Amendment to Terra Long Term Incentive Award dated October 23, 2007, for former Terra, now GrowHow UK Limited joint venture employees, filed as Exhibit 10.1.34 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10	.1.24	Form of Phantom Performance Share Award agreement of February 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q dated July 25, 2008, is incorporated herein by reference.
10	.1.25	Form of Performance Share Award agreement as of February 2008, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 10-Q dated July 25, 2008, is incorporated herein by reference.

10.2		First Amended and Restated Agreement of Limited Partnership of Terra Nitrogen, Limited Partnership dated September 1, 2005, filed as Exhibit 10.3 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.3		General and Administrative Services Agreement regarding Services by Terra Industries Inc. filed as Exhibit 10.11 to Terra Industries Inc. Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.
10.4		Amendment No. 1 to the General and Administrative Service Agreement regarding Services by Terra Industries Inc. dated September 1, 2005, filed as Exhibit 10.4 to the Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.5		Amendment No. 1 to the General and Administrative Services Agreement regarding Services by Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.5 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.6		Amended and Restated General and Administrative Services Agreement between Terra Industries Inc., Terra Nitrogen Corporation, and Terra Nitrogen GP Inc., dated October 23, 2007, filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.’s Form 10-Q filed on October 29, 2007, is incorporated herein by reference.
10.7		Reorganization Agreement among Terra Nitrogen Company, L.P., Terra Nitrogen, Limited Partnership and Terra Nitrogen Corporation dated September 1, 2005, filed as Exhibit 10.1 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.8		Conveyance, Assignment and Assumption Agreement by and between Terra Nitrogen Corporation and Terra Nitrogen GP Inc. dated September 1, 2005, filed as Exhibit 10.2 to Terra Nitrogen Company, L.P.’s Form 8-K dated September 7, 2005, is incorporated herein by reference.
10.9		Sale of Business Agreement dated November 20, 1997 between ICI Chemicals & Polymers Limited, Imperial Chemical Industries PLC, Terra Nitrogen (U.K.) Limited (f/k/a Terra Industries Limited) and Terra Industries Inc. filed as Exhibit 2 to Terra Industries Inc.’s Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
10.10		Ammonium Nitrate Agreement dated December 31, 1997 between Terra International (Canada) Inc and ICI Chemicals & Polymers Limited filed as Exhibit 99 to Terra Industries Inc.’s Form 8-K/A dated December 31, 1997, is incorporated herein by reference.
10.11		Asset Sale and Purchase Agreement dated as of May 3, 1999 by and between Terra Industries Inc. and Cenex/Land O’Lakes Agronomy Company, filed as Exhibit 10.12 to Terra Industries’ Form 8-K dated May 3, 1999, is incorporated herein by reference.
10.12		Warrant Agreement dated December 21, 2004 among Terra Industries Inc., Perry Principals Investments LLC, Citigroup Financial Products Inc. and Värde Investment Partners, L.P., filed as Exhibit 10.11 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
10	.13†	Ammonium Nitrate Supply Agreement between Terra Mississippi Nitrogen, Inc. and Orica USA Inc. dated July 21, 2005, filed as Exhibit 10.7 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.
10.14		Option Agreement, dated as of July 18, 2007, by and between Terra Industries Inc. and Eastman Chemical Company, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 23, 2007, is incorporated herein by reference.
10.15		Joint Venture Contribution Agreement, dated September 14, 2007, by and among GrowHow UK Limited, Terra International (Canada), Inc., Kemira GrowHow Oyj and Terra Industries Inc., filed as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q dated October 29, 2007, is incorporated herein for reference.
10.16		Shareholders’ Agreement, dated September 14, 2007, by and among Kemira GrowHow Oyj, Terra International (Canada), Inc., Terra Industries Inc and GrowHow UK Limited filed as Exhibit 10.2 to Terra Industries Inc.’s Form 10-Q dated October 29, 2007, is incorporated herein for reference.

10.17		Consulting and Non-Competition Agreement between Terra Industries Inc. and Francis G. Meyer dated April 1, 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated April 1, 2008, is incorporated herein by reference.
10	.18†	Amended and Restated Services Agreement among Terra Industries Inc., BMC Holdings Inc., and Methanex Methanol Company dated December 2, 2008, filed as Exhibit 10.18 to Terra Capital, Inc.’s Registration Statement filed on Form S-4/A on January 15, 2010, is incorporated herein by reference.
10.19		Carseland Facility Interest Purchase and Sale Agreement between Agrium, Agrium Products Inc., Agrium Inc., Terra Industries Inc. and Terra International (Canada) Inc. dated February 15, 2010, filed as Exhibit 2.1 to Terra Industries Inc.’s Form 8-K dated February 19, 2010, is incorporated herein by reference.
12	.1 *	Ratio of Earnings to Fixed Charges.
21	.1 *	Subsidiaries of Terra Industries Inc..
23	.1 *	Consent of Deloitte & Touche LLP
31	.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been requested for portions of this document.
Exhibits 10.1.1 through 10.1.27 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.
Date: February 25, 2010	By:	/s/ DANIEL D. GREENWELL Daniel D. Greenwell Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ HENRY R. SLACK Henry R. Slack	Chairman of the Board

/s/ MICHAEL L. BENNETT Michael L. Bennett	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ DANIEL D. GREENWELL Daniel D. Greenwell	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID E. FISHER David E. Fisher	Director

/s/ DOD A. FRASER Dod A. Fraser	Director

/s/ MARTHA O. HESSE Martha O. Hesse	Director

/s/ PETER S. JANSON Peter S. Janson	Director

/s/ JAMES R. KRONER James R. Kroner	Director

/s/ JOHN N. LILLY John N. Lilly	Director

/s/ DENNIS MCGLONE Dennis McGlone	Director

/s/ DAVID A. WILSON David A. Wilson	Director

/s/ IRVING B. YOSKOWITZ Irving B. Yoskowitz	Director

Date: February 25, 2010

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule No.

I	Condensed Financial Information of Registrant, is included in Item 8 herein, Footnote 4, Column 1, “Parent.”

II	Valuation and Qualifying Accounts: Years Ended December 31, 2009, 2008 and 2007	S-2

Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

S-1

Schedule II

Terra Industries Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008, and 2007
(in thousands)

			Less Write-
		Additions	offs, and
	Balance at	Charged to	Transfers,	Balance
	Beginning of	Costs and	Net of	at End
Description	Period	Expenses	Recoveries	of Period

Year Ended December 31, 2009:

Allowance for doubtful accounts	$290	$1,065	$48	$1,403
Allowance for deferred tax assets	$32,154	$14,615	$(8,097)	$38,672

Year Ended December 31, 2008:

Allowance for doubtful accounts	$264	$8	$18	$290
Allowance for deferred tax assets	$31,740	$—	$414	$32,154

Year Ended December 31, 2007:

Allowance for doubtful accounts	$332	$15	$(83)	$264
Allowance for deferred tax assets	$61,361	$3,939	$(33,560)	$31,740

S-2