Form 10-K/A
period 2009-12-31
TERRA INDUSTRIES INC
filed 2010-04-30
CIK 722079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 1-8520

Terra Industries Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1145429 (I.R.S. Employer Identification No.)

Terra Centre 600 Fourth Street	51102-6000 (Zip Code)
P. O. Box 6000 Sioux City, Iowa (Address of principal executive offices)	(712) 277-1340 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	None

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

The number of Common Shares, without par value, outstanding as of April 30, 2010 was 100.

Documents Incorporated by Reference

Certain portions of the Information Statement included as Annex A to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 of Terra Industries Inc. (the “Company” or “Terra”) filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2010 and mailed on or about March 18, 2010 to holders of record of common stock, without par value, of Terra (the “Information Statement”) are incorporated by reference herein. The Information Statement is filed as Exhibit No. 99.1 to this Amendment No. 1 on Form 10-K/A (this “Amendment”).

Explanatory Note

This Amendment to the Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2009 of the Company, originally filed with the SEC on February 25, 2010, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by Form 10-K. The Original Filing contemplated the incorporation by reference of such information from Terra’s definitive proxy statement relating to the Company’s 2010 Annual Meeting of Stockholders. On April 15, 2010, the merger contemplated by the Agreement and Plan of Merger by and among CF Industries Holdings, Inc. (“CF”), Composite Merger Corporation and the Company, dated as of March 12, 2010,  was consummated, and the Company became an indirect wholly-owned subsidiary of CF.  Accordingly, the Company will not be filing a definitive proxy statement, and the Company is including the information required by Items 10, 11, 12, 13 and 14 of Form 10-K through this Amendment as contemplated by instruction G(3) to Form 10-K. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted in this Amendment.

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

Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. Forward looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks, uncertainties and assumptions include, among others, statements relating to:

•                  changes in product mix;

•                  changes in the seasonality of demand patterns;

•                  changes in weather conditions;

•                  changes in environmental and other government regulations;

•                  changes in agricultural regulations;

•                  changes in the securities trading markets;

•                  the potential for disruption from the CF/Terra acquisition to make it more difficult for us to maintain relationships with customers, employees or suppliers;

•                  the volatile cost of natural gas in the areas where our production facilities are principally located;

•                  the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition in the consolidating markets in which we operate;

•                  conditions in the U.S. agricultural industry;

•                  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•                  the reliance of our operations on a limited number of key facilities and the significant risks and hazards against which we may not be fully insured;

•                  reliance on third party transportation providers;

•                  risks associated with joint ventures;

•                  risks associated with expansion of our business, including unanticipated adverse consequences and the significant resources that could be required;

•                  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

•                  acts of terrorism and regulations to combat terrorism;

•                  difficulties in securing the supply and delivery of raw materials we use and increases in their costs;

•                  risks associated with international operations;

•                  deterioration of global market and economic conditions;

•                  our ability to comply with the covenants under our indebtedness and to make payments under such indebtedness when due;

•                  potential inability to refinance our indebtedness in connection with any change of control affecting us;

•                  loss of key members of management and professional staff;

•                  changes in financial and capital markets;

•                  general economic conditions within the agricultural industry;

•                  competitive factors and price changes (principally, sales prices of nitrogen products and natural gas costs); and

•                  other risks detailed in the section entitled “Risk Factors” in the Original Filing and subsequent Quarterly Reports on Form 10-Q.

Additional information as to these factors can be found in the Original Filing.

Part III

Item 10.          Directors, Executive Officers and Corporate Governance

Information with respect to directors of Terra is set forth under the caption “Current Directors and Executive Officers of Terra — Directors” in the Information Statement, and is incorporated herein by reference.

Information with respect to executive officers of Terra is set forth under the caption “Current Directors and Executive Officers of Terra — Executive Officers” in the Information Statement, and is incorporated herein by reference.

Information with respect to securities ownership of directors, management and certain beneficial owners is set forth under the caption “Securities Ownership of Directors, Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in the Information Statement, and is incorporated herein by reference.

Information with respect to Terra’s code of ethics is set forth under the caption “Corporate Governance — General” in the Information Statement, and is incorporated herein by reference.

Information with respect to the audit committee of the Board of Directors of Terra is set forth under the caption “Board of Directors and Committees — Committees of the Board — Audit Committee” in the Information Statement, and is incorporated herein by reference.

Item 11.          Executive Compensation

Information with respect to executive officer and director compensation is set forth under the captions “Executive Compensation and Other Information — Compensation Discussion and Analysis,” “Executive Compensation and Other Information — Executive Compensation,” “Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation,” “Executive Compensation and Other Information — Director Compensation” and “Executive Compensation and Other Information — Compensation Committee Report” in the Information Statement, and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to securities authorized for issuance under equity compensation plans is set forth under Item 12 of the Original Filing, and is incorporated herein by reference.

Information with respect to security ownership of certain beneficial owners and management is set forth under the caption “Securities Ownership of Directors, Management and Certain Beneficial Owners — Equity Security Ownership” in the Information Statement, and is incorporated herein by reference.

Information with respect to arrangements that may result in a change in control of Terra is set forth under the caption “Securities Ownership of Directors, Management and Certain Beneficial Owners — Change in Control” in the Information Statement, and is incorporated herein by reference. On April 15, 2010, the merger contemplated by the Agreement and Plan of Merger by and among CF, Composite Merger Corporation and the Company, dated as of March 12, 2010 and described in the Information Statement, was consummated, and the Company became an indirect wholly-owned subsidiary of CF.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and transactions with related persons is set forth under the captions “Executive Compensation and Other Information — Transactions with Related Persons” and “Executive Compensation and Other Information — Policies and Procedures” in the Information Statement, and is incorporated herein by reference.

Information with regard to director independence is set forth under the captions “Corporate Governance — General” and “Board of Directors and Committees — Committees of the Board” in the Information Statement, and is incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT AUDIT FEES AND SERVICES FEES

The table below describes fees for professional audit services rendered by Deloitte & Touche LLP, Terra’s principal accountant, for the audit of Terra’s annual financial statements for the years ended December 31, 2009 and December 31, 2008 and fees billed for other services rendered by Deloitte & Touche during those periods. All such audit and other services, as well as related fees for 2009, were approved in advance by the Audit Committee.

Type of Fee	2009	2008
Audit Fees(1)	$1,245,300	$1,359,397
Audit Related Fees(2)	170,810	146,980
Total Audit and Audit Related Fees	1,416,110	1,506,377
Tax Fees(3)	797,245	462,443
All Other Fees	0	0

Total	$2,213,355	$1,968,820

(1)

Audit Fees, including those for statutory audits, include the aggregate fees paid by Terra during the fiscal year indicated for professional services rendered by Deloitte & Touche for the audit of Terra’s annual financial statements and review of financial statements included in Terra’s Form 10-Qs.

(2)

Audit related fees relate to professional services performed in association with 1) for 2009, the Company’s $600 million debt offering circular and related Form S-4 filing and 2) for 2008 related primarily to the SEC comment letter process.

(3)	Tax Fees relate primarily to income tax research and compliance work performed by the Deloitte Omaha and the Deloitte London Ontario offices.

The Audit Committee advised Terra’s Board of Directors that it determined that the non-audit services rendered by Terra’s independent registered accounting firm during Terra’s most recent fiscal year are compatible with maintaining such auditors’ independence.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Pursuant to its charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Terra and its independent auditors. Deloitte & Touche’s engagement to conduct the audit of Terra’s financial statements included herein was approved by the Audit Committee on February 17, 2009. Additionally, each permissible non-audit engagement or relationship between Terra and services performed by Deloitte & Touche since May 2003 was reviewed and approved in advance by the Audit Committee, as provided in its charter.

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

4.17

Indenture dated May 21, 2003, between the Company, the guarantors party hereto and U.S. National Bank Association as Trustee with respect to the 111/2% Second Priority Senior Secured Notes due 2010 (including the form of 111/2% Second Priority Senior Secured Notes), previously filed as Exhibit 4.i to Amendment No. 1 to the Registrant’s Registration Statement of Form S-4 filed on June 12, 2003 and incorporated by reference herein, filed as Exhibit 4.6 to Terra Industries Inc.’s Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

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

4.26

Third Supplement to Indenture, dated as of January 29, 2007, by and among Terra Capital, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, with respect to the 127/8% Senior Secured Notes due 2008, filed as Exhibit 4.1 to Terra Industries Inc.’s Form 8-K dated January 30, 2007, is incorporated herein by reference.

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

10.1.1

Excess Benefit Plan of Terra Industries Inc., as amended and restated effective as of January 1, 2008, was included as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q filed with the Securities and Exchange Commission on April 29, 2008, and is incorporated herein by reference.

10.1.2

Terra Industries Inc. Supplemental Deferred Compensation Plan effective as of December 20, 1993 filed as Exhibit 10.1.9 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.1.3

Amendment No. 1 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, filed as Exhibit 10.1.15 to Terra Industries’ Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

10.1.4

Amendment No. 2 to the Terra Industries Inc. Supplemental Deferred Compensation Plan, dated July 26, 2000, filed as Exhibit 10.1.8.a to the Terra Industries Inc.’s Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.1.5

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

10.1.7	Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.18 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.
10.1.8

Form of Restricted Stock Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.23 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.9

Form of Restricted Stock Award to Officers and Other Key Employees under Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 10.1.24 to Terra Industries Inc.’s Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.1.10

Revised Form of Restricted Stock Award of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.9 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.11

Form of Long-Term Incentive Award for Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.10 to Terra Industries Inc.’s 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.12

Form of Long-Term Incentive Award for Phantom Time and Performance Based Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002, filed as Exhibit 10.11 to Terra Industries Inc.’s Form 10-Q for the fiscal quarter ended September 30, 2005, is incorporated herein by reference.

10.1.13

Form of Long-Term Incentive Award for Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.23 to Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.

10.1.14

Form of Long-Term Incentive Award for Phantom Performance Shares of Terra Industries Inc. under its Stock Incentive Plan of 2002 filed as Exhibit 10.1.24 to Terra Industries Inc.’s Form 10-K for the year ended 2005, is incorporated by reference.

10.1.15	Form of Indemnity Agreement of Terra Industries Inc., filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated July 7, 2006, is incorporated by reference.
10.1.16

Form of Unrestricted Annual Share Award to Non-Employee Directors under the Terra Industries Inc. Stock Incentive Plan of 2002, filed as Exhibit 99.1 to Terra Industries Inc.’s Form 8-K dated August 10, 2006, is incorporated herein by reference.

10.1.17

Employment Severance Agreement between Terra Industries Inc. and Michael L. Bennett dated October 5, 2006, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.

10.1.18	Form of Employment Severance Agreement for Section 16(b) Executive Officers, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 8-K dated October 5, 2006, is incorporated herein by reference.
10.1.19

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

10.1.20	Amendment Number One to Employment Severance Agreement, filed as Exhibit 10.1.31 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10.1.21	Amendment to Restricted Share Agreement, filed as Exhibit 10.1.32 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10.1.22	Amendment to Performance Share Award Agreement, filed as Exhibit 10.1.33 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.
10.1.23

Amendment to Terra Long Term Incentive Award dated October 23, 2007, for former Terra, now GrowHow UK Limited joint venture employees, filed as Exhibit 10.1.34 to Terra Industries Inc.’s Form 10-K for the year ended 2007, is incorporated by reference.

10.1.24	Form of Phantom Performance Share Award agreement of February 2008, filed as Exhibit 10.1 to Terra Industries Inc.’s Form 10-Q dated July 25, 2008, is incorporated herein by reference.
10.1.25	Form of Performance Share Award agreement as of February 2008, filed as Exhibit 10.2 to Terra Industries Inc.’s Form 10-Q dated July 25, 2008, is incorporated herein by reference.
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

10.13†

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
10.18†

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

12.1 *	Ratio of Earnings to Fixed Charges.
21.1 *	Subsidiaries of Terra Industries Inc..
23.1 *	Consent of Deloitte & Touche LLP
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 **	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 **	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 **	Information Statement mailed on or about March 18, 2010 to holders of record of common stock, without par value, of Terra.

*	Filed in connection with the Original Filing.
**	Filed herewith
†	Confidential treatment has been requested for portions of this document.

Exhibits 10.1.1 through 10.1.25 are management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA INDUSTRIES INC.

Date: April 30, 2010	By:	/s/ STEPHEN R. WILSON
Stephen R. Wilson
President and a duly authorized signatory (Principal Executive Officer)