Form 10-Q
period 2010-03-31
TERRA INDUSTRIES INC
filed 2010-05-07
CIK 722079

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At the close of business on May 7, 2010 the following shares of the registrant's stock were outstanding:

Common Shares, without par value	100 shares

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TERRA INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2010	December 31, 2009	March 31, 2009
Assets
Cash and cash equivalents	$635,628	$501,310	$1,020,020
Accounts receivable, less allowance for doubtful accounts of $760, $1,403 and $613	114,874	100,216	119,280
Inventories, net	172,593	137,073	160,339
Other current assets	68,052	87,703	39,250

Total current assets	991,147	826,302	1,338,889

Property, plant and equipment, net	479,011	456,702	406,844
Equity method investments	204,972	258,860	253,624
Deferred plant turnaround costs, net	20,686	25,011	27,053
Other assets	31,842	32,868	24,598

Total assets	$1,727,658	$1,599,743	$2,051,008

Liabilities
Accounts payable	$96,712	$87,898	$98,556
Customer prepayments	106,322	39,238	176,544
Derivative hedge liabilities	9,954	281	27,274
Accrued and other current liabilities	106,219	78,792	65,240

Total current liabilities	319,207	206,209	367,614

Long-term debt	602,605	602,434	330,000
Deferred taxes	71,873	76,819	74,618
Pension liabilities	27,349	27,521	9,322
Other liabilities	100,801	101,126	78,452

Total liabilities	1,121,835	1,014,109	860,006

Preferred Shares—liquidation value of $0; $500 and $1,600	—	483	1,544
Common Stockholders' Equity
Capital stock
Common Shares, authorized 133,500 shares; 100,166; 99,841 and 99,701 shares outstanding	153,127	152,802	152,481
Paid-in capital	449,247	446,078	580,035
Accumulated other comprehensive loss	(146,568)	(120,362)	(172,065)
Retained earnings	48,905	12,219	527,557

Total common stockholders' equity	504,711	490,737	1,088,008
Noncontrolling interest	101,112	94,414	101,450

Total equity	605,823	585,151	1,189,458

Total liabilities and equity	$1,727,658	$1,599,743	$2,051,008

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Product revenues	$407,794	$418,362
Other income	1,073	1,391

Total revenues	408,867	419,753

Cost and Expenses
Cost of sales	304,105	342,957
Selling, general and administrative expenses	23,159	18,568
Other operating expenses	3,332	1,700
Equity earnings of North American affiliates	(11,898)	(3,252)

Total cost and expenses	318,698	359,973

Income from operations	90,169	59,780
Interest income	134	1,810
Interest expense	(13,389)	(6,728)

Income before income taxes, noncontrolling interest and equity earnings of GrowHow UK Limited	76,914	54,862
Income tax provision	(25,151)	(12,585)
Equity earnings (loss) of GrowHow UK Limited	3,149	(4,374)

Net income	54,912	37,903
Less: Net income attributable to the noncontrolling interest	8,204	7,908

Net income attributable to Terra Industries Inc.	$46,708	$29,995

Amounts attributable to Terra Industries Inc. common stockholders:
Net income attributable to Terra Industries Inc.	$46,708	$29,995
Less: Preferred share dividends	5	17

Net income attributable to Terra Industries Inc. common stockholders	$46,703	$29,978

Net income per common share attributable to Terra Industries Inc. common stockholders:
Basic	$0.47	$0.30
Diluted	$0.47	$0.30
Weighted average common shares outstanding:
Basic	99,833	99,040
Diluted	100,249	99,760

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$54,912	$37,903
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation of property, plant and equipment and amortization of deferred plant turnaround costs	20,673	20,145
Loss on sale of property, plant and equipment	32	235
Deferred income taxes	(3,149)	(2,359)
Distributions in excess of equity earnings of North American affiliates	2,362	475
Distributions in excess of equity earnings of GrowHow UK Limited	15,763	4,374
Non-cash loss on derivatives	276	621
Share-based compensation	6,811	7,170
Amortization of intangible and other assets	2,084	2,340
Changes in operating assets and liabilities:
Accounts receivable	(14,154)	10,640
Inventories	(34,387)	35,907
Accounts payable and customer prepayments	75,359	64,112
Derivative hedge liabilities	9,673	(98,651)
Other assets and liabilities, net	26,908	2,211

Net cash flows from operating activities	163,163	85,123

Investing Activities
Capital expenditures and plant turnaround expenditures	(35,055)	(28,632)
Distributions received from North American affiliates	1,115	4,473
Balancing consideration and other payments from GrowHow UK Limited	13,911	5,230

Net cash flows from investing activities	(20,029)	(18,929)

Financing Activities
Preferred share dividends paid	(5)	(17)
Common stock dividends paid	(10,017)	—
Common stock issuances and vestings	(888)	(5,270)
Excess tax benefits from equity compensation plans	2,190	3,921
Distributions to noncontrolling interests	—	(13,705)

Net cash flows from financing activities	(8,720)	(15,071)

Effect of exchange rate changes on cash	(96)	2,197

Increase to cash and cash equivalents	134,318	53,320
Cash and cash equivalents at beginning of period	501,310	966,700

Cash and cash equivalents at end of period	$635,628	$1,020,020

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Supplemental cash flow information:
Interest paid	$838	$11,829
Income tax refunds received	14,029	766
Income taxes paid	4,705	66,532
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred shares to common stock	$483	$—
Supplemental schedule of unconsolidated affiliate distributions:
Distributions received from North American affiliates	$15,375	$8,200
Contribution settlement payments, balancing consideration and and other payments received from GrowHow UK Limited	32,823	5,230

Total cash distributions received from unconsolidated affiliates	$48,198	$13,430

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands)

(unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Retained Earnings	Total	Comprehensive Income
Balance at January 1, 2010	$152,802	$446,078	$(120,362)	$94,414	$12,219	$585,151
Comprehensive income:
Net income	—	—	—	8,204	46,708	54,912	$54,912
Foreign currency translation adjustment	—	—	(16,612)	—	—	(16,612)	(16,612)
Change in fair value of derivatives, net of taxes of $6,936	—	—	(9,594)	(1,506)	—	(11,100)	(11,100)

Comprehensive income	—	—	—	—	—		27,200
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	(6,698)

Comprehensive income attributable to Terra Industries Inc.							$20,502

Preferred share dividends	—	—	—	—	(5)	(5)
Preferred share conversion	60	423	—	—	—	483
Common stock dividends	—	—	—	—	(10,017)	(10,017)
Excess tax benefit	—	2,190	—	—	—	2,190
Net vested stock	265	(1,152)	—	—	—	(887)
Share-based compensation	—	1,708	—	—	—	1,708

Balance March 31, 2010	$153,127	$449,247	$(146,568)	$101,112	$48,905	$605,823

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Retained Earnings	Total	Comprehensive Income
Balance at January 1, 2009	$152,111	$579,164	$(175,529)	$104,082	$507,299	$1,167,127
Comprehensive income:
Net income	—	—	—	7,908	29,995	37,903	$37,903
Foreign currency translation adjustment	—	—	(17,859)	—	—	(17,859)	(17,859)
Change in fair value of derivatives, net of taxes of $15,533	—	—	21,323	3,165	—	24,488	24,488

Comprehensive income	—	—	—	—	—		44,532
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	(11,073)

Comprehensive income attributable to Terra Industries Inc.							$33,459

Distributions to noncontrolling interest	—	—	—	(13,705)	—	(13,705)
Preferred share dividends	—	—	—		(17)	(17)
Common stock dividends	—	—	—		(9,987)	(9,987)
Excess tax benefit	—	3,921	—		—	3,921
Nonvested stock	370	(5,640)	—		—	(5,270)
Share-based compensation	—	2,590	—		—	2,590
Other	—	—	—	—	267	267

Balance March 31, 2009	$152,481	$580,035	$(172,065)	$101,450	$527,557	$1,189,458

See Accompanying Notes to the Consolidated Financial Statements.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Background and Basis of Presentation

        Terra Industries Inc. together with its subsidiaries (Terra, we, our, or us) is a leading North American producer and marketer of nitrogen products made from natural gas. We also operate production assets in Trinidad, and the United Kingdom, through joint venture agreements. Our six North American and our international production locations, along with a robust distribution capability, provide us with the ability to effectively serve key agricultural, industrial and environmental markets. Our principal products are anhydrous ammonia (ammonia), ammonium nitrate solutions (UAN), ammonium nitrate (AN) and urea. Our principal customers are national agricultural retail chains, farm cooperatives, independent dealers and industrial customers. We operate in one principal industry segment—Nitrogen Products, which is based upon the guidance provided in the Segment Reporting topic of the Financial Accounting Standards Board (FASB) Accounting Standard Codification (Codification). As a wholesale nitrogen producer, we do not report industry segments in a separate disclosure because our only reportable industry segment is nitrogen.

        The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. They do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our 2009 Annual Report on Form 10-K.

        Terra's significant accounting policies are described in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Management is responsible for the unaudited consolidated financial statements included in this document. The consolidated financial statements included in this document are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of Terra's financial position, results of operations and cash flows for the periods presented.

        Because of the seasonal nature of our operations and effects of weather-related conditions in several of our marketing areas, results of any interim reporting period should not be considered as indicative of results for future quarters or the full year.

        On April 15, 2010, Terra became a wholly owned subsidiary of CF Industries Holdings, Inc. (CF) pursuant to an agreement and plan of merger between CF and Terra. For additional information on the business combination activities and subsequent events, see Note 18, Business Combination Activities and Subsequent Events.

2. New Accounting Standards

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the FASB Codification that was effective for periods ending after September 15, 2009, and related Accounting Standards Updates (ASU).

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. New Accounting Standards (Continued)

Recently Adopted Pronouncements

        In June 2009, the FASB issued an accounting standard that revises the rules for consolidating variable interest entities (ASU No. 2009-17). This standard changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued a standard that amends the requirements for transfers of financial assets (ASU No. 2009-16). This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying these rules to qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-6) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and to disclose separately certain additional information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the effective portions of this standard as of March 31, 2010. The adoption of the effective portions of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit (ASU No. 2009-13). It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

        The following table provides a reconciliation between basic and diluted income per share attributable to Terra Industries Inc. for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Basic income per common share attributable to Terra Industries Inc.:
Income from continuing operations	$46,708	$29,995
Less: Preferred share dividends	(5)	(17)

Income from continuing operations available to common stockholders	46,703	29,978
Income from discontinued operations available to common stockholders	—	—

Income available to common stockholders	$46,703	$29,978

Weighted average shares outstanding	99,833	99,040

Income per share—continuing operations	$0.47	$0.30
Income per share—discontinued operations	—	—

Net income per share	$0.47	$0.30

Diluted income per common share attributable to Terra Industries Inc.:
Income from continuing operations available to common stockholders	$46,703	$29,978
Add: Preferred share dividends	5	17

Income available to common stockholders and assumed conversions	$46,708	$29,995

Weighted average shares outstanding	99,833	99,040
Add incremental shares from assumed conversions:
Preferred shares	33	161
Nonvested stock	383	559

Dilutive potential common shares	100,249	99,760

Income per share—continuing operations	$0.47	$0.30
Income per share—discontinued operations	—	—

Net income per share	$0.47	$0.30

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Inventories, net

        Inventories consisted of the following:

(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Raw materials	$21,215	$19,757	$16,544
Supplies	38,373	37,770	34,012
Finished goods	113,005	79,546	109,783

Total	$172,593	$137,073	$160,339

        Production costs include the cost of direct labor and materials, depreciation and amortization and overhead costs related to manufacturing activities. We allocate fixed production overhead costs based on the normal capacity of our production facilities and unallocated overhead costs are recognized as expense in the period incurred. We determine the cost of inventories using the first-in, first-out method.

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

5. Derivative Financial Instruments

        We enter into derivative financial instruments, including swaps, basis swaps, purchased put and call options and sold call options, to manage the effect of changes in natural gas costs and the price of our nitrogen products. We report the fair value of the derivatives on our balance sheet. If the derivative is not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. If the derivative is designated as a cash flow hedge, and to the extent such hedge is determined to be effective, changes in fair value are reported as a component of accumulated other comprehensive income (loss) (AOCI) in the period of change and subsequently recognized in our statement of operations in the period the offsetting hedged transaction occurs. If an instrument or the hedged item is settled early, we evaluate whether the hedged forecasted transaction is still probable of occurring when determining whether to reclassify any gains or losses immediately in cost of sales or wait until the forecasted transaction occurs.

        Until our derivatives settle, we test derivatives for ineffectiveness. This includes assessing the correlation of New York Mercantile Exchange (NYMEX) pricing, which is commonly used as an index in natural gas derivatives, to the natural gas pipelines' pricing at our manufacturing facilities. This assessment requires management judgment to determine the statistically and industry appropriate analysis of prior operating relationships between the NYMEX prices and the natural gas pipelines' prices at our facilities.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Derivative Financial Instruments (Continued)

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

        To manage credit risk, we enter into derivative transactions only with counter-parties who are currently rated as BBB or better or equivalent as recognized by a national rating agency. We will not enter into additional transactions with a given counter-party if the additional transaction will result in total credit exposure to that counterparty exceeding $20 million. The credit rating of counter-parties may be modified through guarantees, letters of credit or other credit enhancement vehicles. As of March 31, 2010, we did not have any credit risk related contingent features that would require us to settle the derivative instruments or to post collateral upon the occurrence of a credit event.

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

        Natural gas supplies to meet production requirements at our North American production facilities are purchased at market prices. Natural gas market prices are volatile and we effectively fix prices for a portion of our natural gas production requirements and inventory through the use of futures contracts, swaps and options. The North American contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Contract physical prices for North America are frequently based on prices at the Henry Hub in Louisiana, the most common and financially liquid location of reference for financial derivatives related to natural gas. However, natural gas supplies for Terra's North American production facilities are purchased at locations other than Henry Hub, which often creates a location basis differential between the contract price and the physical price of natural gas. Accordingly, the use of financial derivatives may not exactly offset the change in the price of physical gas. Natural gas derivatives are designated as cash flow hedges, provided that the derivatives meet the conditions discussed above. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

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

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Derivative Financial Instruments (Continued)

        We may use a collar structure in which we will enter into a swap, sell a call at a higher price and buy a put. The collar structure allows for greater participation in a decrease to natural gas prices and protects against moderate price increases. However, the collar exposes us to large price increases.

        As of March 31, 2010 and 2009, we had open derivative contracts of 12.4 million MMBtus and 16.9 million MMBtus, respectively, of natural gas.

        The following summarizes the gross fair market value of all derivative instruments and their location in our Consolidated Balance Sheets are shown by those in an asset or liability position and are categorized as commodity derivatives.

Asset Derivatives(a)
(in thousands)
Derivative Instrument	Location	March 31, 2010	December 31, 2009	March 31, 2009
Commodity Derivatives	Other current assets	$27	$9,076	$7,447

Liability Derivatives(a)
Derivative Instrument	Location	March 31, 2010	December 31, 2009	March 31, 2009
Commodity Derivatives	Derivative hedge liabilities	$(9,954)	$(281)	$(27,274)
(a)
Amounts are disclosed at gross fair value as required by the Derivative and Hedging topic of the FASB Accounting Standards Codification. All of our commodity derivatives are designated as cash flow hedging instruments. See Notes 1 and 5 to our audited consolidated financial statements included on our 2009 Annual Report on Form 10-K for additional information on our overall risk management strategies. The deferred taxes related to these commodity derivatives for the periods ended March 31, 2010, December 31, 2009 and March 31, 2009 were $3.7 million, $(3.2) million and $9.6 million, respectively.

        Certain derivatives outstanding at March 31, 2010 and 2009, which settled during April 2010 and April 2009, respectively, are included in the position of open natural gas derivatives in the table above. The April 2010 derivatives settled for an approximate $5.6 million loss compared to the April 2009 derivatives which settled for an approximate $14.6 million loss. Substantially all material open derivatives at March 31, 2010 will settle during the next twelve months.

        We are required to maintain certain margin deposits on account with derivative counterparties. We had no margin deposits with derivative counterparties at March 31, 2010, December 31, 2009 and March 31, 2009.

        At March 31, 2010 and 2009, we determined that a portion of certain derivative contracts were ineffective for accounting purposes and, as a result, recorded a $0.3 million charge and $1.1 million charge to cost of sales, respectively. At March 31, 2009, we excluded a portion of the loss on certain derivative contracts from the effectiveness assessment and, as a result, recorded a $4.3 million charge to cost of sales.

        The effective portion of gains and losses on derivative contracts that qualify for hedge treatment are carried as AOCI and credited or charged to cost of sales in the month in which the hedged

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Derivative Financial Instruments (Continued)

transaction settles. Gains and losses on the contracts that do not qualify for hedge treatment are credited or charged to cost of sales based on the positions' fair value. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. All of our commodity derivatives are designated as cash flow hedging instruments. See Notes 1 and 5 to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K for additional information on our overall risk management strategies.

        The following table presents the effect of our commodity derivative instruments on the Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009.

Three Months Ended
(in thousands)
Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI into Income			Amount of Gain (Loss) Recognized in Income(b)
		Location of Gain (Loss) Reclassified from AOCI into Income(a)
March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009	Location of Gain (Loss) Recognized in Income(b)	March 31, 2010	March 31, 2009
$(5,955)	$(32,870)	Cost of Sales	$2,805	$(72,891)	Cost of Sales	$(257)	$(5,351)
(a)
Effective portion of gain (loss)

(b)
The amount of gain or (loss) recognized in income represents $(0.3) million and $(1.1) million related to the ineffective portion of the hedging relationships in the three months ended March 31, 2010 and March 31, 2009, respectively, and $0 million and $(4.3) million related to the amount excluded from the assessment of hedge effectiveness, respectively.

        Approximately $6.0 million of the net accumulated loss at March 31, 2010 will be reclassified into earnings during the next twelve months as compared to $25.3 million of the net accumulated loss at March 31, 2009.

6. Fair Value Measurements

        The Fair Value Measurements and Disclosures topic of the FASB Codification establishes a three level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurements (Continued)

  •
  Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        We evaluated our assets and liabilities to determine which items should be disclosed according to the Fair Value Measurements and Disclosures topic of the FASB Codification. We currently measure our money market funds and derivative contracts on a recurring basis at fair value. The fair value of our money market fund investments was determined based on quoted prices in active markets for identical assets. The inputs included in the fair value measurement of our derivative contracts use adjusted quoted prices from an active market, which are classified as Level 2 as a significant other observable input in the disclosure hierarchy framework as defined by the Fair Value Measurements and Disclosures topic of the FASB Codification. Our gas derivative contracts, which are classified as a Level 2 input, are comprised of swaps, basis swaps and options. The valuation techniques for these contracts are observable market data for inputs, including prices quoted on the NYMEX, prices quoted in spot markets and commonly referenced industry publications and prices quoted by market makers. There have been no changes in valuation techniques and no transfers between Level 1 and Level 2 categories during the quarter ended March 31, 2010.

        The following table summarizes the valuation of Terra's assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of March 31, 2010:

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$365,898	$—	$—
Derivative contracts	—	27	—

Total	$365,898	$27	$—

Liabilities
Derivative contracts	$—	$(9,954)	$—

Total	$—	$(9,954)	$—

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurements (Continued)

        The following table summarizes the valuation of Terra's assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of December 31, 2009:

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$280,470	$—	$—
Derivative contracts	—	9,076	—

Total	$280,470	$9,076	$—

Liabilities
Derivative contracts	$—	$(281)	$—

Total	$—	$(281)	$—

        The following table summarizes the valuation of Terra's assets and liabilities in accordance with the Fair Value Measurements and Disclosures topic of the Codification fair value hierarchy levels as of March 31, 2009:

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$831,618	$		$—
Derivative contracts	—		7,447	—

Total	$831,618		$7,447	$—

Liabilities
Derivative contracts	$—		$(27,274)	$—

Total	$—		$(27,274)	$—

        The following table represents the carrying amounts and estimated fair values of Terra's financial instruments as of March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$635.6	$635.6	$1,020.0	$1020.0
Financial Liabilities
Long-term debt	602.6	740.5	330.0	304.4
Preferred shares	—	—	1.5	4.5

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Fair Value Measurements (Continued)

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

        Concentration of Credit Risk:    We are subject to credit risk through trade receivables and short-term investments. Although a substantial portion of our debtors' ability to pay depends upon the agribusiness economic sector, credit risk with respect to trade receivables generally is minimized due to its geographic dispersion. Short-term cash investments are placed in short duration corporate and government debt securities funds with well-capitalized, high quality financial institutions.

        Financial Instruments:    At March 31, 2010, we had letters of credit outstanding totaling $8.2 million, which guarantees various insurance and financing activities.

7. Preferred Shares

        The components of preferred shares outstanding at March 31, 2010 and 2009:

	2010		2009
(in thousands)	Number of shares	Carrying Value	Number of shares	Carrying Value
Series A Preferred Shares (120,000 shares authorized, $1,000 per share liquidation value)	—	—	1,600	$1,544

        We did not have shares of cumulative convertible perpetual Series A Preferred Shares at March 31, 2010, and 1,600 shares with a liquidation value of $1,000 per share at March 31, 2009. Cumulative dividends of $10.625 per Series A Preferred Share are payable quarterly. The Series A Preferred Shares are not redeemable, but are convertible into our common stock at the option of the holder for a conversion price of $9.96 per common share. The Series A Preferred Shares may automatically be converted to common shares after December 20, 2009 if the closing price for our common shares exceeds 140% of the conversion price for twenty days within a consecutive thirty day period prior to such conversion.

        In the third quarter of 2009, a total of 1,100 shares of the outstanding Series A Preferred Shares were surrendered and converted into 110,442 shares of Terra Industries Inc. common stock and no cash premium was paid.

        In the first quarter of 2010, we exercised our right to automatically convert the remaining outstanding Series A Preferred Shares and a total of 500 shares of the outstanding Series A Preferred Shares were converted into 60,241 shares of Terra Industries Inc. common stock.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Turnaround Costs

        The following represents a summary of the deferred plant turnaround costs for the three months ended March 31, 2010 and 2009:

(in thousands)	Beginning Balance	Turnaround Costs Capitalized	Turnaround Amortization	Currency Translation Adjustments	Ending Balance
Period ended:
March 31, 2010	$25,011	$254	$(4,607)	$28	$20,686
March 31, 2009	23,467	9,328	(5,620)	(122)	27,053

9. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following:

(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Income taxes payable	$30,459	$9,441	$8,224
Accrued interest	20,305	8,898	3,974
Payroll and benefit costs	14,268	18,913	14,165
Accrued dividends payable	12,098	1,972	10,483
Accrued CF defense costs	4,245	14,730	1,403
Current accrued phantom shares	2,818	3,449	5,341
Accrued property taxes	2,152	3,554	1,937
Unrecognized tax benefit	1,551	1,506	—
Deferred revenue	1,535	1,530	3,585
Other	16,788	14,799	16,128

	$106,219	$78,792	$65,240

10. Other Liabilities

        Other liabilities consisted of the following:

(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Unrecognized tax benefit	$61,028	$60,904	$35,949
Long-term medical and closed facility reserve	21,319	21,483	23,885
Long-term deferred revenue	8,827	9,178	10,114
Accrued phantom shares	2,365	2,355	2,678
Other	7,262	7,206	5,826

	$100,801	$101,126	$78,452

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Equity Investments

North America

        Our investments in North American companies that are accounted for under the equity method of accounting and included in operations consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production plant in Trinidad, (2) 50% interest in an ammonia storage joint venture located in Houston, Texas and (3) 50% interest in a joint venture in Oklahoma CO2 at our Verdigris nitrogen plant. These investments were $110.1 million and $126.6 million at March 31, 2010 and 2009, respectively. We include the net earnings of these investments as an element of income from operations because the investees' operations provide additional capacity to our operations.

        The combined results of operations and financial position of our North American equity method investments are summarized below:

	Three Months Ended March 31,
(in thousands)	2010	2009
Condensed income statement information:
Net sales	$70,984	$37,979

Net income	$24,398	$8,007

Terra's equity in earnings of North American affiliates	$11,898	$3,252

(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Condensed balance sheet information:
Current assets	$60,633	$52,701	$47,448
Long-term assets	154,164	156,825	169,549

Total assets	$214,797	$209,526	$216,997

Current liabilities	$34,512	$23,041	$17,464
Long-term liabilities	19,305	19,083	20,226
Equity	160,980	167,402	179,307

Total liabilities and equity	$214,797	$209,526	$216,997

        The carrying value of these investments at March 31, 2010 was $29.6 million more than our share of the affiliates' book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately fifteen years. Our equity in earnings of unconsolidated subsidiaries is different than our ownership interest in income reported by the unconsolidated subsidiaries due to deferred profits on intergroup transactions and amortization of basis differences.

        We have transactions in the normal course of business with PLNL whereby we are obliged to purchase 50% of the ammonia produced by PLNL at current market prices. During the three month

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Equity Investments (Continued)

periods ended March 31, 2010 and 2009, we purchased approximately $26.8 million and $16.5 million, respectively, of ammonia from PLNL.

        We received $15.4 million and $8.2 million in distributions from our North American equity investments in the three month periods ended March 31, 2010 and 2009, respectively.

United Kingdom

        On September 14, 2007, we completed the formation of GrowHow UK Limited (GrowHow), a joint venture between Terra and Kemira GrowHow Oyj (Kemira). Pursuant to the joint venture agreement, we contributed our United Kingdom subsidiary Terra Nitrogen (UK) Limited to the joint venture for a 50% interest. Subsequent to the formation, we have accounted for our investment in GrowHow as a non-operating equity method investment. We do not include the net earnings of this investment as an element of income from operations since the investees' operations do not provide additional capacity to us, nor are its operations integrated with our supply chain in North America. The GrowHow joint venture includes the Kemira site at Ince and our former Teeside and Severnside sites.

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

        The Joint Venture Contribution Agreement specifies that we are entitled to receive balancing consideration payments up to £60 million based on GrowHow's operating results for fiscal 2008 to 2010. Pursuant to agreements with Kemira, we received minimum balancing consideration and other payments totaling £21.6 million ($32.8 million) and £3.7 million ($5.2 million) during the quarters ended March 31, 2010 and 2009, respectively. The carrying value of this equity method investment was $94.9 million and $127.0 million at March 31, 2010 and 2009, respectively.

        The financial position of our equity method investment in GrowHow at March 31, 2010 and 2009 and the results of operations for the quarters ended March 31, 2010 and 2009 are summarized below.

	Three Months Ended March 31,
(in thousands)	2010	2009
Condensed income statement information:
Net sales	$124,848	$107,660

Net income (loss)	$7,942	$(7,855)

Terra's equity in earnings (loss) of GrowHow	$3,149	$(4,374)

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Equity Investments

(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Condensed balance sheet information:
Current assets	$140,446	$206,225	$170,569
Long-term assets	253,466	288,101	205,353

Total assets	$393,912	$494,326	$375,922

Current liabilities	$135,832	$82,877	$66,937
Long-term liabilities	111,461	186,257	93,313
Equity	146,619	225,192	215,672

Total liabilities and equity	$393,912	$494,326	$375,922

        The carrying value of this investment at March 31, 2010 was $21.6 million more than our share of GrowHow's book value. The excess is attributable primarily to the step-up in basis for fixed asset values, which is being depreciated over a period of approximately twelve years. Our equity earnings of GrowHow are different than our ownership interest in GrowHow's net income due to the amortization of basis differences.

12. Long-term Debt

        Long-term debt consisted of the following:

(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Unsecured Senior Notes, 7.0% due 2017	$12,525	$12,525	$330,000
Unsecured Senior Notes, 7.75% due 2019	600,000	600,000	—

	612,525	612,525	330,000
Less net unamortized debt discount	(9,920)	(10,091)
Less current maturities	—	—	—

Total long-term debt	$602,605	$602,434	$330,000

        In October 2009, we issued $600 million of 7.75 percent Unsecured Senior Notes due in 2019 (2019 Notes) in order to fund the special cash dividend and refinance our Senior Unsecured Notes due in 2017 (2017 Notes). The notes are unconditionally guaranteed by Terra and certain of its U.S. subsidiaries, see Note 16, Guarantor Subsidiaries, of the Notes to the Consolidated Financial Statements. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors.

        On April 5, 2010, the 2019 Notes were called for redemption in accordance with their terms, and the indenture governing the notes was satisfied and discharged.

        On September 24, 2009, we commenced a cash tender offer and consent solicitation for any and all of the 2017 Notes. On October 27, 2009, we announced completion of the tender offer and received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2 percent of the outstanding notes. As of March 31, 2010, the

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Long-term Debt (Continued)

outstanding debt balance related to the 2017 Notes is $12.5 million. We recorded a $53.5 million pre-tax loss ($32.4 million, net of tax) on the early retirement of debt which consisted of $48.8 million for the early call premium, $4.5 million of unamortized issuance costs, and $0.2 million in related expenses for the tender of the 2017 Notes. Following the tender and consent solicitation, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated.

        We have revolving credit facilities totaling $200 million that expire January 31, 2012. The revolving facilities are secured by substantially all of our working capital. Borrowing availability is generally based on 100 percent of eligible cash balances, 85 percent of eligible accounts receivable, approximately 60 percent of eligible finished goods inventory and is reduced by outstanding letters of credit. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving facilities will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At March 31, 2010, the LIBOR rate was 0.23 percent. The base rate is the highest of (1) Citibank, N.A.'s base rate (2) the federal funds effective rate, plus one-half percent (0.50 percent) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50 percent) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans are 2.00 percent and 3.00 percent, respectively, at March 31, 2010. The facilities require an initial three-quarter percent (0.75 percent) commitment fee on the difference between committed amounts and amounts actually borrowed.

        At March 31, 2010, we had no outstanding revolving credit borrowings and $8.2 million in outstanding letters of credit. The $8.2 million in outstanding letters of credit reduced our borrowing availability to $191.8 million at March 31, 2010.

        In conjunction with the merger transaction with CF (see Note 18), our $150 million facility at Terra Capital, Inc. was terminated effective April 5, 2010.

        On April 2, 2010, TNCLP entered into a waiver relating to the $50 million facility at TNCLP. The waiver provides for the waiver of the "change of control" event of default that would have resulted from CF's acquisition of more than 35% of Terra Industries Inc.'s outstanding common stock. The waiver is effective through July 1, 2010. We are currently considering options to replace this facility. There can be no assurance, however, that this facility can be replaced on terms acceptable to us or at all.

13. Pension Plans

        We maintain defined benefit and defined contribution pension plans that cover substantially all salaried and hourly employees. Benefits are based on a pay formula. The defined benefit plans' assets consist principally of equity securities and corporate and government debt securities. We also have certain non-qualified pension plans covering executives, which are unfunded. We accrue pension costs based upon annual actuarial valuations for each plan and fund these costs in accordance with statutory requirements.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Pension Plans (Continued)

        The estimated components of net periodic pension expense follow:

	Three Months Ended March 31,
(in thousands)	2010	2009
Service cost	$689	$733
Interest cost	4,835	4,648
Expected return on plan assets	(4,781)	(4,701)
Amortization of prior service cost	(10)	(9)
Amortization of actuarial loss	241	162

Pension expense	$974	$833

        Cash contributions to the defined benefit pension plans for the three months ended March 31, 2010 and 2009 were $0.4 million and $0.4 million, respectively.

        We also sponsor defined contribution savings plans covering most full-time employees. Contributions made by participating employees are matched based on a specified percentage of employee contributions. The cost of our contributions to these plans for the three month periods ended March 31, 2010 and 2009 were $1.3 million and $1.2 million, respectively.

        We provide health care benefits for certain U.S. employees who retired on or before January 1, 2002. Participant contributions and co-payments are subject to escalation. The plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs. These costs are funded as paid.

14. Comprehensive Income

        Comprehensive income attributable to Terra Industries Inc. and its components, net of tax, were as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income	$54,912	$37,903
Changes in cumulative foreign currency translation adjustment	(16,612)	(17,859)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	(11,100)	24,488

Comprehensive income	27,200	44,532
Comprehensive income attributable to noncontrolling interest	(6,698)	(11,073)

Comprehensive income attributable to Terra Industries Inc.	$20,502	$33,459

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Comprehensive Income (Continued)

        The following table reconciles equity attributable to the noncontrolling interest:

	Three Months Ended March 31,
(in thousands)	2010	2009
Noncontrolling interest, beginning of period	$94,414	$104,082
Net income attributable to noncontrolling interest	8,204	7,908
Distributions to noncontrolling interests	—	(13,705)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax, attributable to the noncontrolling interest	(1,506)	3,165

Noncontrolling interest, end of period	$101,112	$101,450

15. Common Stockholders' Equity

        Terra allocates $1.00 per share upon the issuance of common shares to the common share capital account. The common shares have no par value. On March 29, 2010, we declared a dividend of $0.10 per common share, payable April 22, 2010 to shareholders of record as of April 1, 2010.

        On May 6, 2008, the Board of Directors adopted a resolution for the repurchase of 12,841,717 shares, representing 14 percent of our then outstanding common stock. There were no share repurchases during the first quarter of 2010.

16. Guarantor Subsidiaries

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

        Condensed consolidating financial information regarding the Parent, Terra Capital, Inc. (TCAPI), the Guarantor Subsidiaries (as defined below) and the subsidiaries of the Parent that are not guarantors of the 2017 Notes (the Non-Guarantor Subsidiaries) (see Note 12 herein) for March 31, 2010; December 31, 2009; and March 31, 2009 are presented below for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are full and unconditional. TCAPI and the Guarantor Subsidiaries guarantees are joint and several with the Parent.

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

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Guarantor Subsidiaries (Continued)

        Condensed Consolidating Balance Sheet as of March 31, 2010:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$133,237	$146,916	$355,475	$—	$635,628
Accounts receivable, net	—	—	72,093	42,781	—	114,874
Inventories, net	—	—	107,440	65,153	—	172,593
Other current assets	34,627	—	13,399	20,026	—	68,052

Total current assets	34,627	133,237	339,848	483,435	—	991,147

Property, plant and equipment, net	—	11,884	334,658	132,469	—	479,011
Equity method investments	—	—	9,185	195,787	—	204,972
Other current assets	—	15,040	17,401	20,087	—	52,528
Investments in and advances to (from) affiliates	692,976	848,673	3,032,958	509,624	(5,084,231)	—

Total Assets	$727,603	$1,008,834	$3,734,050	$1,341,402	$(5,084,231)	$1,727,658

Liabilities
Accounts payable	$364	$43	$63,902	$32,403	$—	$96,712
Customer prepayments	—	—	42,722	63,600	—	106,322
Derivative hedge liabilities	5,670	8	64	4,212	—	9,954
Accrued and other current liabilities	40,607	19,514	30,044	16,054	—	106,219

Total current liabilities	46,641	19,565	136,732	116,269	—	319,207

Long-term debt	—	602,605	—	—	—	602,605
Deferred taxes	63,526	—	—	8,347	—	71,873
Pension and other liabilities	112,725	(172)	9,841	5,756	—	128,150

Total liabilities	222,892	621,998	146,573	130,372	—	1,121,835

Common Stockholders' Equity
Common stock	153,127	—	73	92,262	(92,335)	153,127
Paid-in capital	449,247	150,218	1,881,460	699,191	(2,730,869)	449,247
Accumulated other comprehensive loss	(146,568)	—	—	(112,357)	112,357	(146,568)
Retained earnings	48,905	216,877	1,624,573	531,934	(2,373,384)	48,905

Total common stockholders' equity	504,711	367,095	3,506,106	1,211,030	(5,084,231)	504,711
Noncontrolling interest	—	19,741	81,371	—	—	101,112

Total equity	504,711	386,836	3,587,477	1,211,030	(5,084,231)	605,823

Total liabilities and equity	$727,603	$1,008,834	$3,734,050	$1,341,402	$(5,084,231)	$1,727,658

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Guarantor Subsidiaries (Continued)

        Consolidating Statement of Operations for the three months ended March 31, 2010:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$253,441	$154,353	$—	$407,794
Other income	—	—	704	369	—	1,073

Total revenues	—	—	254,145	154,722	—	408,867

Cost and Expense
Cost of sales	—	91	196,391	107,623	—	304,105
Selling, general and administrative expenses	965	(2,045)	14,594	9,645	—	23,159
Other operating expenses	3,332	—	—	—	—	3,332
Equity earnings of
North American affiliates	—	—	(1,097)	(10,801)	—	(11,898)

Total cost and expenses	4,297	(1,954)	209,888	106,467	—	318,698

Income (loss) from operations	(4,297)	1,954	44,257	48,255	—	90,169
Interest income	—	40	34	60	—	134
Interest expense	(465)	(12,840)	28,040	(28,124)	—	(13,389)

Income (loss) before income taxes, noncontrolling interest and equity earnings	(4,762)	(10,846)	72,331	20,191	—	76,914
Income tax benefit (provision)	1,522	(4,753)	(23,119)	1,199	—	(25,151)
Equity earnings of unconsolidated affiliates	49,948	67,130	—	3,149	(117,078)	3,149

Net income	46,708	51,531	49,212	24,539	(117,078)	54,912
Less: Net income attributable to the noncontrolling interest	—	1,583	6,621	—	—	8,204

Net Income attributable to Terra Industries Inc.	$46,708	$49,948	$42,591	$24,539	$(117,078)	$46,708

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Guarantor Subsidiaries (Continued)

        Consolidating Statement of Cash Flows for the three months ended March 31, 2010:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$46,708	$51,531	$49,212	$24,539	$(117,078)	$54,912
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	—	—	14,546	6,127	—	20,673
Loss on sale of property, plant and equipment	—	—	32	—	—	32
Deferred income taxes	(3,149)	—	—	—	—	(3,149)
Distributions in excess of (less than) equity earnings	(49,948)	(67,130)	278	2,084	117,078	2,362
Equity earnings of GrowHow UK Limited	—	—	—	15,763	—	15,763
Non-cash loss on derivatives	276	—	—	—	—	276
Share-based compensation	6,811	—	—	—	—	6,811
Amortization of intangible and other assets	—	171	1,476	437	—	2,084
Change in operating assets and liabilities—continuing operations	7,197	11,807	(7,674)	52,069	—	63,399

Net Cash Flows from Operating Activities	7,895	(3,621)	57,870	101,019	—	163,163

Investing Activities
Capital expenditures and plant turnaround expenditures	—	(5,847)	(21,891)	(7,317)	—	(35,055)
Distributions received from North American affiliates	—	—	—	1,115	—	1,115
Balancing consideration and other payments received from GrowHow UK Limited	—	—	—	13,911	—	13,911

Net Cash Flows from Investing Activities	—	(5,847)	(21,891)	7,709	—	(20,029)

Financing Activities
Preferred share dividends paid	(5)	—	—	—	—	(5)
Common stock dividends paid	(10,017)	—	—	—	—	(10,017)
Common stock issuances and vestings	(888)	—	—	—	—	(888)
Change in investments and
advances from (to) affiliates	825	68,164	(69,203)	214	—	—
Excess tax benefits from equity compensation plans	2,190	—	—	—	—	2,190

Net Cash Flows from Financing Activities	(7,895)	68,164	(69,203)	214	—	(8,720)

Effect of Foreign Exchange Rate on Cash	—	—	—	(96)	—	(96)

Increase (decrease) in Cash and Cash Equivalents	—	58,696	(33,224)	108,846	—	134,318

Cash and Cash Equivalents at Beginning of Year	—	74,541	180,140	246,629	—	501,310

Cash and Cash Equivalents at End of Year	$—	$133,237	$146,916	$355,475	$—	$635,628

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Guarantor Subsidiaries (Continued)

        Condensed Consolidating Balance Sheet as of December 31, 2009:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$74,541	$180,140	$246,629	$—	$501,310
Accounts receivable, net	—	—	59,120	41,096	—	100,216
Inventories, net	—	—	86,291	50,782	—	137,073
Other current assets	52,850	532	14,756	19,565	—	87,703

Total current assets	52,850	75,073	340,307	358,072	—	826,302

Property, plant and equipment, net	—	6,037	322,062	128,603	—	456,702
Equity method investments	—	—	9,462	249,398	—	258,860
Other current assets	—	15,588	21,434	20,857	—	57,879
Investments in and advances to (from) affiliates	643,853	849,707	2,975,069	533,631	(5,002,260)	—

Total Assets	$696,703	$946,405	$3,668,334	$1,290,561	$(5,002,260)	$1,599,743

Liabilities
Accounts payable	$277	$—	$60,042	$27,579	$—	$87,898
Customer prepayments	—	—	14,857	24,381	—	39,238
Derivative hedge liabilities	130	—	85	66	—	281
Accrued and other current liabilities	21,860	8,375	32,370	16,187	—	78,792

Total current liabilities	22,267	8,375	107,354	68,213	—	206,209

Long-term debt	—	602,434	—	—	—	602,434
Deferred taxes	70,564	—	—	6,255	—	76,819
Pension and other liabilities	112,652	—	10,187	5,808	—	128,647

Total liabilities	205,483	610,809	117,541	80,276	—	1,014,109

Preferred Shares	483	—	—	—	—	483
Common Stockholders' Equity
Common stock	152,802	—	73	92,262	(92,335)	152,802
Paid-in capital	446,078	150,218	1,892,773	699,191	(2,742,182)	446,078
Accumulated other comprehensive loss	(120,362)	—	—	(88,563)	88,563	(120,362)
Retained earnings	12,219	166,929	1,581,982	507,395	(2,256,306)	12,219

Total common stockholders' equity	490,737	317,147	3,474,828	1,210,285	(5,002,260)	490,737

Noncontrolling interest	—	18,449	75,965	—	—	94,414

Total equity	490,737	335,596	3,550,793	1,210,285	(5,002,260)	585,151

Total liabilities and equity	$696,703	$946,405	$3,668,334	$1,290,561	$(5,002,260)	$1,599,743

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Guarantor Subsidiaries (Continued)

        Condensed Consolidating Balance Sheet as of March 31, 2009:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$438,429	$260,637	$320,954	$—	$1,020,020
Accounts receivable, net	—	—	67,601	51,679	—	119,280
Inventories	—	—	93,160	67,179	—	160,339
Other current assets	22,821	7,015	2,675	6,739	—	39,250

Total current assets	22,821	445,444	424,073	446,551	—	1,338,889

Property, plant and equipment, net	—	6,037	293,020	107,787	—	406,844
Equity method investments	—	—	9,816	243,808	—	253,624
Intangible assets, other assets and deferred plant turnaround costs	2,220	6,862	29,607	12,962	—	51,651
Investments in and advances to (from) affiliates	1,250,867	46,696	3,039,509	483,343	(4,820,415)	—

Total assets	$1,275,908	$505,039	$3,796,025	$1,294,451	$(4,820,415)	$2,051,008

Liabilities
Accounts payable	$60	$—	$75,484	$23,012	$—	$98,556
Customer prepayments	—	—	83,005	93,539	—	176,544
Derivative hedge liabilities	14,998	—	767	11,509	—	27,274
Accrued and other current liabilities	29,344	3,345	30,652	1,899	—	65,240

Total current liabilities	44,402	3,345	189,908	129,959	—	367,614

Long-term debt	—	330,000	—	—	—	330,000
Deferred taxes	66,794	—	—	7,824	—	74,618
Pension and other liabilities	75,160	(174)	10,685	2,103	—	87,774

Total liabilities	186,356	333,171	200,593	139,886	—	860,006

Preferred Shares—liquidation value of $1,600	1,544	—	—	—	—	1,544
Common Stockholders' Equity
Common stock	152,481	—	73	92,262	(92,335)	152,481
Paid-in capital	580,035	150,218	2,096,972	869,985	(3,117,175)	580,035
Accumulated other comprehensive loss	(172,065)	—	—	(145,155)	145,155	(172,065)
Retained earnings	527,557	2,070	1,416,517	337,473	(1,756,060)	527,557

Total stockholders' equity	1,088,008	152,288	3,513,562	1,154,565	(4,820,415)	1,088,008
Noncontrolling interest	—	19,580	81,870	—	—	101,450

Total equity	1,088,088	171,868	3,595,432	1,154,565	(4,820,415)	1,189,458

Total liabilities and equity	$1,275,908	$505,039	$3,796,025	$1,294,451	$(4,820,415)	$2,051,008

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Guarantor Subsidiaries (Continued)

        Consolidating Statement of Operations for the three months ended March 31, 2009:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$—	$209,867	$208,495	$—	$418,362
Other income	—	—	1,103	288	—	1,391

Total revenues	—	—	210,970	208,783	—	419,753

Cost and Expenses
Cost of sales	—	83	182,145	160,729	—	342,957
Selling, general and administrative expenses	539	(2,159)	11,166	9,022	—	18,568
Other operating expenses	1,700	—	—	—	—	1,700
Equity earnings of North American affiliates	—	—	(699)	(2,553)	—	(3,252)

Total cost and expenses	2,239	(2,076)	192,612	167,198	—	359,973

Income (loss) from operations	(2,239)	2,076	18,358	41,585	—	59,780
Interest income	—	806	499	505	—	1,810
Interest expense	(465)	(6,182)	23,459	(23,540)	—	(6,728)

Income (loss) before income taxes, noncontrolling interest and equity earnings	(2,704)	(3,300)	42,316	18,550	—	54,862
Income tax benefit (provision)	535	(6,358)	(8,372)	1,610	—	(12,585)
Equity earnings (loss) of unconsolidated affiliates	32,164	43,348	—	(4,374)	(75,512)	(4,374)

Net income	29,995	33,690	33,944	15,786	(75,512)	37,903
Less: Net income attributable to the noncontrolling interest	—	(1,526)	(6,382)	—	—	(7,908)

Net income attributable to Terra Industries Inc.	$29,995	$32,164	$27,562	$15,786	$(75,512)	$29,995

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Guarantor Subsidiaries (Continued)

        Consolidating Statement of Cash Flows for the three months ended March 31, 2009:

(in thousands)	Parent	TCAPI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$29,995	$33,690	$33,944	$15,786	$(75,512)	$37,903
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	—	—	12,942	7,203	—	20,145
Loss on sale of property, plant and equipment	—	—	235	—	—	235
Deferred income taxes	(2,359)	—	—	—	—	(2,359)
Distributions in excess of (less than) equity earnings	(32,164)	(43,348)	181	294	75,512	475
Equity earnings of GrowHow UK Limited	—	—	—	4,374	—	4,374
Non-cash loss on derivatives	621	—	—	—	—	621
Share-based compensation	7,170	—	—	—	—	7,170
Amortization of intangible and other assets	—	—	1,835	505	—	2,340
Change in operating assets and liabilities	(32,637)	27,424	9,306	10,126	—	14,219

Net Cash Flows from Operating Activities	(29,374)	17,766	58,443	38,288	—	85,123

Investing Activities
Capital expenditures and plant turnaround expenditures	—	—	(24,463)	(4,169)	—	(28,632)
Distributions received from unconsolidated affiliate	—	—	120	4,353	—	4,473
Balancing consideration and other payments received from GrowHow UK Limited	—	—	—	5,230	—	5,230

Net Cash Flows from Investing Activities	—	—	(24,343)	5,414	—	(18,929)

Financing Activities
Preferred share dividends paid	(17)	—	—	—	—	(17)
Common stock issuances and vestings	(5,270)	—	—	—	—	(5,270)
Change in investments and advances from (to) affiliates	30,740	91,593	(47,060)	(75,273)	—	—
Excess tax benefits from equity compensation plans	3,921	—	—	—	—	3,921
Distributions to minority interests	—	(2,644)	(11,061)	—	—	(13,705)

Net Cash Flows from Financing Activities	29,374	88,949	(58,121)	(75,273)	—	(15,071)

Effect of Exchange Rate Changes on Cash	—	—	—	2,197	—	2,197

Increase (decrease) in Cash and Cash Equivalents	—	106,715	(24,021)	(29,374)	—	53,320
Cash and Cash Equivalents at Beginning of Period	—	331,714	284,658	350,328	—	966,700

Cash and Cash Equivalents at End of Period	$—	$438,429	$260,637	$320,954	$—	$1,020,020

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Discontinued Operations

        On December 31, 2008, pursuant to a 2007 agreement, we sold our Beaumont, Texas assets, including the methanol and ammonia production facilities, to Eastman Chemical Company (Eastman). Consideration received, including cash and a promissory note from Eastman of $5.2 million plus interest, approximated this facility's carrying value. In connection with the sale of the Beaumont facility that was finalized in 2008, we received $5.4 million from Eastman and recognized $1.1 million, net of tax, of deferred revenue related to the sale during 2009.

        Pursuant to the requirements of the Codification 360, Property, Plant, and Equipment, we classified and accounted for the Beaumont assets and liabilities as held for sale in the statements of financial position and the results of operations on a net of tax basis in the statement of operations. This guidance requires that assets held for sale are valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, we considered cash flow analyses, and offers related to those assets. In accordance with the provisions of this guidance, assets for sale are not depreciated. For the three months ended March 31, 2010 and 2009, we did not include a table for the summarized financial results of discontinued operations or a summarized balance sheet of discontinued operations because all balances were zero.

18. Business Combination Activities and Subsequent Events

        During 2009, CF made a number of proposals to acquire Terra.

        On February 15, 2010, Terra and Yara International ASA (Yara) announced that, on February 12, 2010, they had entered into an agreement and plan of merger (Yara/Terra merger agreement) pursuant to which Yara would acquire Terra. The Yara/Terra merger agreement allowed Terra to terminate the agreement to accept a "superior proposal" (as defined in the Yara/Terra merger agreement) subject to certain conditions, including the payment of a cash termination fee of $123.0 million to Yara.

        On March 2, 2010, CF announced a new offer to acquire Terra, and on March 5, 2010, CF commenced an exchange offer to acquire all of Terra's outstanding common stock for consideration consisting of $37.15 in cash and 0.0953 of a share of CF common stock per share of Terra common stock. On March 10, 2010, Terra announced that the Terra board of directors had determined that CF's offer constituted a "superior proposal" under the terms of the Yara/Terra merger agreement, and on March 12, 2010, after complying with the procedures to terminate the Yara/Terra merger agreement, Terra entered into a definitive merger agreement with CF, which provided for the acquisition of Terra by means of an exchange offer followed by a second-step merger (the CF/Terra merger agreement). Under the terms of the CF/Terra merger agreement, CF paid (on behalf of Terra) the $123.0 million termination fee due to Yara.

        On April 5, 2010, following the initial expiration of the exchange offer, CF acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, CF completed the second-step merger in which one of CF's subsidiaries merged with and into Terra and Terra became an indirect wholly owned subsidiary of CF. In conjunction with the acquisition, Terra's Chief Executive Officer (Michael L. Bennett) and Chief Financial Officer (Daniel D. Greenwell) resigned. Stephen R. Wilson, CF's Chief Executive Officer, and Anthony J. Nocchiero,

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Business Combination Activities and Subsequent Events (Continued)

CF's Chief Financial Officer, assumed these responsibilities. In April 2010, we also incurred $77.1 million in additional investment banking fees due to the successful exchange offer.

        As a result of the April 5, 2010 acquisition of a controlling interest in Terra, beginning with the second quarter of 2010, CF's consolidated results will include Terra's results from and after April 5, 2010.

        Effective in April 2010, we will discontinue the use of hedge accounting for derivative instruments, including natural gas swaps. This change will not affect the hedging strategy, economic decisions or cash flows. Once hedge accounting ceases, the entire unrealized gain or loss on derivative instruments will be recorded directly in income for the period. These unrealized gains or losses on derivative instruments will be communicated as part of reporting quarterly earnings of CF.

19. Guarantor Subsidiaries under CF Holdings New Structure

        Pursuant to the CF Merger Agreement, CF, through a wholly-owned subsidiary, acquired 100% of the equity interests of Terra Industries Inc., and Terra Industries Inc. became an indirect wholly-owned subsidiary of CF. The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, in connection with the filing of a shelf registration statement (the "Registration Statement") relating to debt securities of CF subsidiary CF Industries, Inc. ("CFI") that may be offered from time to time and full and unconditional guarantees of such debt securities (collectively, the "Guarantees") by CF and certain 100%-owned domestic subsidiaries of CF Holdings, Inc., including Terra Industries Inc. and certain of Terra Industries Inc.'s 100%-owned domestic subsidiaries. The subsidiaries of Terra Industries Inc. that are registering Guarantees on the Registration Statement are referred to below as "Guarantor Subsidiaries," and the other subsidiaries of Terra Industries Inc. are referred to below as "Non-Guarantor Subsidiaries." The condensed consolidating financial information reflects the assumption, and the expectation, that the Guarantees will be made joint and several.

        Presented below are condensed consolidating statements of operations and statements of cash flows for Terra Industries Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for periods ended March 31, 2010 and 2009, respectively, and condensed consolidating balance sheets for Terra Industries Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2010, December 31, 2009, and March 31, 2009. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operation or cash flow of Terra Industries Inc., the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries on a stand-alone basis.

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Guarantor Subsidiaries under CF Holdings New Structure (Continued)

        Condensed Consolidating Balance Sheet as of March 31, 2010:

(in thousands)	Terra Industries Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$137,160	$498,468	$—	$635,628
Accounts receivable, net	—	72,103	42,771	—	114,874
Inventories, net	—	107,440	65,153	—	172,593
Other current assets	34,627	13,399	20,026	—	68,052

Total current assets	34,627	330,102	626,418	—	991,147

Property, plant and equipment, net	—	275,484	203,527	—	479,011
Equity method investments	—	9,185	195,787	—	204,972
Other current assets	—	32,441	20,087	—	52,528
Investments in and advances to (from) affiliates	692,976	3,676,619	606,718	(4,976,313)	—

Total Assets	$727,603	$4,323,831	$1,652,537	$(4,976,313)	$1,727,658

Liabilities
Accounts payable	$364	$56,009	$40,339	$—	$96,712
Customer prepayments	—	42,722	63,600	—	106,322
Derivative hedge liabilities	5,670	72	4,212	—	9,954
Accrued and other
current liabilities	40,607	47,477	18,135	—	106,219

Total current liabilities	46,641	146,280	126,286	—	319,207

Long-term debt	—	602,605	—	—	602,605
Deferred taxes	63,526	—	8,347	—	71,873
Pension and other liabilities	112,725	9,669	5,756	—	128,150

Total liabilities	222,892	758,554	140,389	—	1,121,835

Common Stockholders' Equity
Common stock	153,127	73	92,262	(92,335)	153,127
Paid-in capital	449,247	1,864,108	866,761	(2,730,869)	449,247
Accumulated other comprehensive loss	(146,568)	—	(112,357)	112,357	(146,568)
Retained earnings	48,905	1,599,984	665,482	(2,265,466)	48,905

Total common stockholders' equity	504,711	3,464,165	1,512,148	(4,976,313)	504,711
Noncontrolling interest	—	101,112	—	—	101,112

Total equity	504,711	3,565,277	1,512,148	(4,976,313)	605,823

Total liabilities and equity	$727,603	$4,323,831	$1,652,537	$(4,976,313)	$1,727,658

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Guarantor Subsidiaries under CF Holdings New Structure (Continued)

        Consolidating Statement of Operations for the three months ended March 31, 2010:

(in thousands)	Terra Industries Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$253,441	$154,353	$—	$407,794
Other income	—	704	369	—	1,073

Total revenues	—	254,145	154,722	—	408,867

Cost and Expense
Cost of sales	—	196,482	107,623	—	304,105
Selling, general and administrative expenses	965	12,549	9,645	—	23,159
Other operating expenses	3,332	—	—	—	3,332
Equity earnings of North American affiliates	—	(1,097)	(10,801)	—	(11,898)

Total cost and expenses	4,297	207,934	106,467	—	318,698

Income (loss) from operations	(4,297)	46,211	48,255	—	90,169
Interest income	—	40	94	—	134
Interest expense	(465)	(12,842)	(82)	—	(13,389)

Income (loss) before income taxes, noncontrolling interest and equity earnings	(4,762)	33,409	48,267	—	76,914
Income tax benefit (provision)	1,522	(27,872)	1,199	—	(25,151)
Equity earnings of unconsolidated affiliates	49,948	67,130	3,149	(117,078)	3,149

Net income	46,708	72,667	52,615	(117,078)	54,912
Less: Net income attributable to the noncontrolling interest	—	8,204	—	—	8,204

Net Income attributable to Terra Industries Inc.	$46,708	$64,463	$52,615	$(117,078)	$46,708

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Guarantor Subsidiaries under CF Holdings New Structure (Continued)

        Consolidating Statement of Cash Flows for the three months ended March 31, 2010:

(in thousands)	Terra Industries Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$46,708	$72,667	$52,615	$(117,078)	$54,912
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	—	14,546	6,127	—	20,673
Loss on sale of property, plant and equipment	—	32	—	—	32
Deferred income taxes	(3,149)	—	—	—	(3,149)
Distributions in excess of (less than) equity earnings	(49,948)	(66,852)	2,084	117,078	2,362
Equity earnings of GrowHow UK Limited	—	—	15,763	—	15,763
Non-cash loss on derivatives	276	—	—	—	276
Share-based compensation	6,811	—	—	—	6,811
Amortization of intangible and other assets	—	1,647	437	—	2,084
Change in operating assets and liabilities—continuing operations	7,197	1,229	54,973	—	63,399

Net Cash Flows from Operating Activities	7,895	23,269	131,999	—	163,163

Investing Activities
Capital expenditures and plant turnaround expenditures	—	(12,776)	(22,279)	—	(35,055)
Distributions received from North American affiliates	—	—	1,115	—	1,115
Balancing consideration and other payments received from GrowHow UK Limited	—	—	13,911	—	13,911

Net Cash Flows from Investing Activities	—	(12,776)	(7,253)	—	(20,029)

Financing Activities
Preferred share dividends paid	(5)	—	—	—	(5)
Common stock dividends paid	(10,017)	—	—	—	(10,017)
Common stock issuances and vestings	(888)	—	—	—	(888)
Change in investments and advances from (to) affiliates	825	47,604	(48,429)	—	—
Excess tax benefits from equity compensation plans	2,190	—	—	—	2,190

Net Cash Flows from Financing Activities	(7,895)	47,604	(48,429)	—	(8,720)

Effect of Foreign Exchange Rate on Cash	—	—	(96)	—	(96)

Increase (decrease) in Cash and Cash Equivalents	—	58,097	76,221	—	134,318

Cash and Cash Equivalents at Beginning of Year	—	79,063	422,247	—	501,310

Cash and Cash Equivalents at End of Year	$—	$137,160	$498,468	$—	$635,628

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Guarantor Subsidiaries under CF Holdings New Structure (Continued)

        Condensed Consolidating Balance Sheet as of December 31, 2009:

(in thousands)	Terra Industries Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$79,063	$422,247	$—	$501,310
Accounts receivable, net	—	59,130	41,086	—	100,216
Inventories, net	—	86,291	50,782	—	137,073
Other current assets	52,850	15,288	19,565	—	87,703

Total current assets	52,850	239,772	533,680	—	826,302

Property, plant and equipment, net	—	274,084	182,618	—	456,702
Equity method investments	—	9,462	249,398	—	258,860
Other current assets	—	37,023	20,856	—	57,879
Investments in and advances to (from) affiliates	643,853	3,774,981	593,395	(5,012,229)	—

Total Assets	$696,703	$4,335,322	$1,579,947	$(5,012,229)	$1,599,743

Liabilities
Accounts payable	$277	$56,984	$30,637	$—	$87,898
Customer prepayments	—	14,857	24,381	—	39,238
Derivative hedge liabilities	130	85	66	—	281
Accrued and other current liabilities	21,860	38,772	18,160	—	78,792

Total current liabilities	22,267	110,698	73,244	—	206,209

Long-term debt	—	602,434	—	—	602,434
Deferred taxes	70,564	—	6,255	—	76,819
Pension and other liabilities	112,652	10,187	5,808	—	128,647

Total liabilities	205,483	723,319	85,307	—	1,014,109

Preferred Shares	483	—	—	—	483
Common Stockholders' Equity
Common stock	152,802	73	92,262	(92,335)	152,802
Paid-in capital	446,078	1,864,108	878,074	(2,742,182)	446,078
Accumulated other comprehensive loss	(120,362)	—	(88,563)	88,563	(120,362)
Retained earnings	12,219	1,653,408	612,867	(2,266,275)	12,219

Total common stockholders' equity	490,737	3,517,589	1,494,640	(5,012,229)	490,737

Noncontrolling interest	—	94,414	—	—	94,414

Total equity	490,737	3,612,003	1,494,640	(5,012,229)	585,151

Total liabilities and equity	$696,703	$4,335,322	$1,579,947	$(5,012,229)	$1,599,743

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Guarantor Subsidiaries under CF Holdings New Structure (Continued)

        Condensed Consolidating Balance Sheet as of March 31, 2009:

(in thousands)	Terra Industries Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$476,040	$543,980	$—	$1,020,020
Accounts receivable, net	—	67,612	51,668	—	119,280
Inventories	—	93,160	67,179	—	160,339
Other current assets	22,821	9,690	6,739	—	39,250

Total current assets	22,821	646,502	669,566	—	1,338,889

Property, plant and equipment, net	—	279,387	127,457	—	406,844
Equity method investments	—	9,816	243,808	—	253,624
Intangible assets, other assets and deferred plant turnaround costs	2,220	36,469	12,962	—	51,651
Investments in and advances to (from) affiliates	1,250,867	3,078,883	620,760	(4,950,510)	—

Total assets	$1,275,908	$4,051,057	$1,674,553	$(4,950,510)	$2,051,008

Liabilities
Accounts payable	$60	$55,697	$42,799	$—	$98,556
Customer prepayments	—	83,005	93,539	—	176,544
Derivative hedge liabilities	14,998	767	11,509	—	27,274
Accrued and other current liabilities	29,344	33,484	2,412	—	65,240

Total current liabilities	44,402	172,953	150,259	—	367,614

Long-term debt	—	330,000	—	—	330,000
Deferred taxes	66,794	—	7,824	—	74,618
Pension and other liabilities	75,160	10,511	2,103	—	87,774

Total liabilities	186,356	513,464	160,186	—	860,006

Preferred Shares—liquidation value of $1,600	1,544	—	—	—	1,544
Common Stockholders' Equity
Common stock	152,481	73	92,262	(92,335)	152,481
Paid-in capital	580,035	2,033,193	1,083,982	(3,117,175)	580,035
Accumulated other comprehensive loss	(172,065)	—	(145,155)	145,155	(172,065)
Retained earnings	527,557	1,402,877	483,278	(1,886,155)	527,557

Total stockholders' equity	1,088,008	3,436,143	1,514,367	(4,950,510)	1,088,008
Noncontrolling interest	—	101,450	—	—	101,450

Total equity	1,088,088	3,537,593	1,514,367	(4,950,510)	1,189,458

Total liabilities and equity	$1,275,908	$4,051,057	$1,674,553	$(4,950,510)	$2,051,008

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Guarantor Subsidiaries under CF Holdings New Structure (Continued)

        Consolidating Statement of Operations for the three months ended March 31, 2009:

(in thousands)	Terra Industries Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Product revenues	$—	$209,867	$208,495	$—	$418,362
Other income	—	1,103	288	—	1,391

Total revenues	—	210,970	208,783	—	419,753

Cost and Expenses
Cost of sales	—	182,228	160,729	—	342,957
Selling, general and administrative expenses	539	9,007	9,022	—	18,568
Other operating expenses	1,700	—	—	—	1,700
Equity earnings of North American affiliates	—	(699)	(2,553)	—	(3,252)

Total cost and expenses	2,239	190,536	167,198	—	359,973

Income (loss) from operations	(2,239)	20,434	41,585	—	59,780
Interest income	—	830	980	—	1,810
Interest expense	(465)	(6,182)	(81)	—	(6,728)

Income (loss) before income taxes, noncontrolling interest and equity earnings	(2,704)	15,082	42,484	—	54,862
Income tax benefit (provision)	535	(14,730)	1,610	—	(12,585)
Equity earnings (loss) of unconsolidated affiliates	32,164	43,348	(4,374)	(75,512)	(4,374)

Net income	29,995	43,700	39,720	(75,512)	37,903
Less: Net income attributable to the noncontrolling interest	—	(7,908)	—	—	(7,908)

Net income attributable to Terra Industries Inc.	$29,995	$35,792	$39,720	$(75,512)	$29,995

TERRA INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Guarantor Subsidiaries under CF Holdings New Structure (Continued)

        Consolidating Statement of Cash Flows for the three months ended March 31, 2009:

(in thousands)	Terra Industries Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$29,995	$43,700	$39,720	$(75,512)	$37,903
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	—	12,942	7,203	—	20,145
Loss on sale of property, plant and equipment	—	235	—	—	235
Deferred income taxes	(2,359)	—	—	—	(2,359)
Distributions in excess of (less than) equity earnings	(32,164)	(43,167)	294	75,512	475
Equity loss of GrowHow UK Limited	—	—	4,374	—	4,374
Non-cash loss on derivatives	621	—	—	—	621
Share-based compensation	7,170	—	—	—	7,170
Amortization of intangible and other assets	—	1,835	505	—	2,340
Change in operating assets and liabilities	(32,637)	32,358	14,498	—	14,219

Net Cash Flows from Operating Activities	(29,374)	47,903	66,594	—	85,123

Investing Activities
Capital expenditures and plant turnaround expenditures	—	(17,758)	(10,874)	—	(28,632)
Distributions received from unconsolidated affiliate	—	120	4,353	—	4,473
Balancing consideration and other payments received from GrowHow UK Limited	—	—	5,230	—	5,230

Net Cash Flows from Investing Activities	—	(17,638)	(1,291)	—	(18,929)

Financing Activities
Preferred share dividends paid	(17)	—	—	—	(17)
Common stock issuances and vestings	(5,270)	—	—	—	(5,270)
Change in investments and advances from (to) affiliates	30,740	77,497	(108,237)	—	—
Excess tax benefits from equity compensation plans	3,921	—	—	—	3,921
Distributions to minority interests	—	(13,705)	—	—	(13,705)

Net Cash Flows from Financing Activities	29,374	63,792	(108,237)	—	(15,071)

Effect of Exchange Rate Changes on Cash	—	—	2,197	—	2,197

Increase (decrease) in Cash and Cash Equivalents	—	94,057	(40,737)	—	53,320
Cash and Cash Equivalents at Beginning of Period	—	381,983	584,717	—	966,700

Cash and Cash Equivalents at End of Period	$—	$476,040	$543,980	$—	$1,020,020

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1, of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common shares. We urge you to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Form 8-K, which discusses our business in greater detail.

        The section entitled "Risk Factors" contained in our 2009 Annual Report on Form 10-K and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC.

INTRODUCTORY NOTE

        On April 15, 2010, Terra became a wholly-owned subsidiary of CF Industries Holdings, Inc. (CF) pursuant to an agreement and plan of merger between CF and Terra, dated as of March 12, 2010. The merger agreement provided for the acquisition of Terra by means of an exchange offer followed by a second-step merger. On April 5, 2010, following the initial expiration of the exchange offer, CF acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra's common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, CF completed the second-step merger in which one of CF's subsidiaries merged with and into Terra (see Note 18).

RESULTS OF OPERATIONS

Consolidated Results

        We reported for the first three months of 2010 net income of $46.7 million on revenues of $408.9 million compared with 2009 first three month net income of $30.0 million on revenues of $419.8 million. The increase in net income is primarily due to lower natural gas cost in 2010 and an increase in equity earnings from North American and the U.K. joint ventures. The decrease in revenues is due to the first quarter of 2009 sales benefitting from higher priced orders taken during 2008. Diluted income per share for the three months ended March 31, 2010 was $0.47 compared with $0.30 for the three months ended March 31, 2009.

        The following table shows the results of operations for the three months ended March 31, 2010 and 2009 (certain percentages that are not considered to be meaningful are represented by NM):

	Three Months Ended March 31,
(in millions except per share data and shares outstanding)	2010	2009	Change	Percent
Net sales	$408.9	$419.8	$(10.9)	(3)%
Cost of goods sold	304.1	343.0	(38.9)	(11)%

Gross margin	104.8	76.8	28.0	36%
Gross margin percentage	25.6%	18.3%	7.3%	40%
Selling, general and administrative expenses	23.2	18.6	4.6	25%
Other operating expenses	3.3	1.7	1.6	94%
Equity in earnings of North American affiliates	(11.9)	(3.3)	(8.6)	261%

Income from operations	90.2	59.8	30.4	51%
Interest income (expense), net	(13.3)	(4.9)	(8.4)	171%

Income before income taxes, noncontrolling interest and equity earnings (loss) of GrowHow UK Limited	76.9	54.9	22.0	40%
Income tax provision	(25.1)	(12.6)	(12.5)	99%
Equity earnings (loss) of GrowHow UK Limited	3.1	(4.4)	7.5	NM

Net income	54.9	37.9	17.0	45%
Less: Net income attributable to noncontrolling interest	8.2	7.9	0.3	4%

Net income attributable to Terra Industries Inc.	$46.7	$30.0	$16.7	56%

Diluted earnings per share	$0.47	$0.30	0.17	57%
Weighted average diluted shares outstanding (in thousands)	100,249	99,760	489.0	0.5%

        The following table shows sales volumes and prices and natural gas cost for the three months ended March 31, 2010 and 2009:

	2010		2009
(quantities in thousands of tons)	Sales Volumes	Average Unit Price(1)	Sales Volumes	Average Unit Price(1)
Ammonia	374	314	381	$336
UAN—32% basis	837	184	625	$282
Urea(2)	82	325	77	$322
Ammonium nitrate(3)	296	193	168	$267
Natural gas cost(4)	—	$5.39	—	$7.37

(1)
After deducting $42.0 million and $34.7 million outbound freight costs for 2010 and 2009, respectively.

(2)
Urea sales volumes and prices include granular urea and urea solutions data.

(3)
Ammonium nitrate sales volumes and prices include agricultural grade AN, industrial grade AN and ammonium nitrate solution (ANS).

(4)
Per MMBtu. Includes all transportation and other logistical costs and any gains or losses on financial derivatives related to North American natural gas purchases. Net benefit of derivatives for the first quarter of 2010 was $2.8 million and the net cost of derivatives for the first quarter of 2009 was $72.9 million. Excluding the impact of 2010 hedge costs, natural gas cost was $5.48 per MMBtu for the 2010 first quarter.

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2010 COMPARED WITH QUARTER ENDED MARCH 31, 2009

        Our net sales for the first quarter of 2010 were $408.9 million, a decline of $10.9 million or 3 percent from the first quarter of 2009 net sales of $419.8 million. UAN and AN fertilizer volumes saw a significant improvement over the first quarter of 2009 as historical restocking patterns returned and grower demand drove buying in anticipation of a strong 2010 spring season. AN demand benefited from improved fertilizer applications on pasture and limited imports during the period, coupled with a strong recovery in industrial AN requirements. First quarter 2010 prices trailed the prior year as the early 2009 prices continued to benefit from the strong order book and firm prices captured in the second half of 2008. The ammonia and urea sales volumes in the first quarter of 2010 reflect the improving economic environment. The slight reduction in ammonia volumes in the first quarter of 2010 as compared to the first quarter of 2009 was reflective of a delayed direct application season due to wet soil conditions.

        Our gross margin was $104.8 million in the first quarter of 2010 compared to $76.8 million in the first quarter of 2009. Gross margin increased as a percentage of sales to 25.6 percent from 18.3 percent. The gross margin percentage includes a 26.9 percent decrease in natural gas costs for the first quarter of 2010. The first quarter natural gas unit costs, net of forward pricing gains and losses, declined from $7.37 per MMBtu in 2009 to $5.39 per MMBtu in 2010.

        We enter into forward sales commitments by utilizing forward pricing and prepayment programs with customers. We use derivative instruments to hedge a portion of our natural gas requirements. The use of these derivative instruments is designed to hedge exposure to natural gas price fluctuations for production required for forward sales estimates. The net benefit of derivatives for the first quarter of 2010 was $2.8 million compared to the net cost of derivatives for the first quarter of 2009 of $72.9 million. Excluding the impact of the hedge cost, natural gas cost was $5.48 per MMBtu in the first quarter of 2010.

        Effective in April 2010, we will discontinue the use of hedge accounting for derivative instruments, including natural gas swaps. This change will not affect the hedging strategy, economic decisions or cash flows. Once hedge accounting ceases, the entire unrealized gain or loss on derivative instruments will be recorded directly in income for the period. These unrealized gains or losses on derivative instruments will be communicated as part of reporting quarterly earnings of CF.

Selling, General and Administrative Costs and Other Operating Expenses

        Selling, general and administrative (SG&A) costs increased $4.6 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in bonus and restricted stock compensation expense offset by a reduction in performance phantom stock due to the majority of the awards in 2010 being accrued at 100 percent rather than the 200 percent in 2009.

        Other operating expense of $3.3 million represents professional service fees related to the unsuccessful merger agreement with Yara. The $1.7 million of other operating expenses for the first quarter of 2009 related to fees for professional services associated with the exchange offer from CF during 2009.

Equity Earnings of Unconsolidated Affiliates—North America

        We recorded income of $11.9 million from our North American equity investments in the first quarter of 2010 as compared to $3.3 million in the first quarter of 2009. In addition, we also received cash distributions of $15.4 million from our North American equity investments in 2010 as compared to $8.2 million in 2009. The increase in the first quarter results is primarily due to the increase in Gulf ammonia pricing which affects the results of our Point Lisas facility, as compared to the first quarter of 2009.

Equity Earnings of Unconsolidated Affiliates—GrowHow

        We recorded income of $3.1 million from GrowHow for the first quarter ended March 31, 2010 as compared to loss of $4.4 million for the quarter ended March 31, 2009. The increase was attributed to a 59 percent increase in sales volumes and a 5 percent decrease in natural gas cost, offset by a decline in sales prices of 29 percent. During the first quarter of 2010, we received the remaining balancing consideration of $13.9 million and $18.9 million in cash distributions.

Noncontrolling Interests

        Noncontrolling interests represent third-party interests in the earnings of the publicly held common units of Terra Nitrogen Company, L.P. (TNCLP). We own an aggregate of 75.3 percent of TNCLP through general and limited partnership interests. TNCLP has its manufacturing facility in Verdigris, Oklahoma and is a major producer of nitrogen fertilizer products.

        The noncontrolling interests reported in the first quarter of 2010 and 2009 are directly related to TNCLP earnings and losses. The TNCLP Agreement of Limited Partnership allows for the General Partner to receive Incentive Distribution Rights (IDR's) once a minimum threshold has been met. TNCLP did not declare a distribution for the fourth quarter of 2009, therefore a deficit for the Minimum Quarterly Distribution (MQD) was created and was required to be made whole during the first quarter of 2010. During the first quarter of 2010 the MQD related to the fourth quarter of 2009 was fulfilled in addition to the MQD for the first quarter of 2010. The current noncontrolling interest reflects the impact of the distribution in the adjusted income allocation. The General Partner interest received an increased income allocation of $0.1 million for the quarter ended March 31, 2010, as compared to $3.8 million for the quarter ended March 31, 2009.

Income Taxes

        Our income tax expense for the first quarter of 2010 and 2009 was $25.2 million and $12.6 million, respectively, and was based on the estimated effective tax rate for the individual jurisdictions in which we operate. The estimated annual effective tax rates were 35.0 percent and 29.6 percent in the quarters ended March 31, 2010 and 2009, respectively. Our effective tax rate reflects tax benefits derived from operations outside the U.S. which are generally taxed at rates lower than the U.S. federal statutory rate of 35 percent.

        During the first quarter of 2010, the Company recognized U.S. tax expense associated with repatriation of funds to the U.S. The amount of additional tax expense associated with the repatriation of funds was approximately $7.0 million. In addition, the first quarter effective tax rate reflects the loss of the domestic manufacturer's deduction as a result of the CF merger. The lost benefit that was not recorded as a result of the domestic manufacturer's deduction was approximately $2.1 million. Excluding the effects of these adjustments, our first quarter 2010 effective tax rate was 22.4 percent.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary uses of cash and cash equivalents were to fund our working capital requirements, make payments for plant turnarounds and capital expenditures, and common stock dividends. The principal sources of funds were cash flows from operations and funds received from GrowHow, our 50 percent owned joint venture, and distributions received from our North American equity investments. Cash and cash equivalents were $635.6 million at March 31, 2010.

Cash Flows

        The following table summarized our cash flows from operating, investing and financing activities for the three month period ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in millions)	2010	2009
Operating activities	$163.1	$85.1
Investing activities	(20.0)	(18.9)
Financing activities	(8.7)	(15.1)
Effect of exchange rate changes on cash	(0.1)	2.2

Increase in cash and cash equivalents	$134.3	$53.3

Operating Activities

        Our cash flows from operating activities were $163.1 million during the first three months of 2010. The $163.1 million is comprised of $99.8 million from operations and $63.3 million from changes in our working capital accounts. The $99.8 million includes $54.9 million of net income attributable to Terra, adjusted for non-cash expenses. The significant non-cash expenses incurred include $20.7 million of depreciation of property, plant and equipment and amortization of deferred plant turnaround costs, $18.1 million in distributions in excess of equity earnings from the North American and U.K. equity investments and $6.8 million of share-based compensation, offset by $3.1 million of deferred income taxes.

        Included in the March 31, 2010 cash and cash equivalents balance of $635.6 is $106.3 million of customer prepayments for the selling price and delivery costs of products that we expect to ship during the next three months, as compared to the March 31, 2009 cash and cash equivalents balance of $1,020.0 million which included $176.5 million of customer prepayments.

Investing Activities

        Our investing activities used cash of $20.0 million during the first three months of 2010. The primary use of cash was related to $34.8 million of property, plant and equipment purchases for our operations and $0.3 million for turnaround activities. The primary sources of cash were related to the $13.9 million balancing consideration and other payments received from GrowHow. We also received $1.1 million in distributions from our North American equity investments above the equity earnings.

Financing Activities

        Our financing activities used cash of $8.7 million during the first three months of 2010. The primary use of cash related to $10.0 million of common stock dividends, offset by $2.2 million related to the excess tax benefit from equity compensation vesting.

Long-term Debt and Revolving Credit Facilities

        In October 2009, we issued $600 million of 7.75 percent Unsecured Senior Notes due in 2019 (2019 Notes) in order to fund the special cash dividend and refinance our Senior Unsecured Notes due in 2017 (2017 Notes). The notes are unconditionally guaranteed by Terra and certain of its U.S. subsidiaries, see Note 16, Guarantor Subsidiaries, of the Notes to the Consolidated Financial Statements. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors.

        On April 5, 2010, the 2019 Notes were called for redemption in accordance with their terms, and the indenture governing the notes was satisfied and discharged.

        On September 24, 2009, we commenced a cash tender offer and consent solicitation for any and all of the 2017 Notes. On October 27, 2009, we announced completion of the tender offer and received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2 percent of the outstanding notes. As of March 31, 2010, the outstanding debt balance related to the 2017 Notes is $12.5 million. We recorded a $53.5 million pre-tax loss ($32.4 million, net of tax) on the early retirement of debt which consisted of $48.8 million for the early call premium, $4.5 million of unamortized issuance costs, and $0.2 million in related expenses for the tender of the 2017 Notes. Following the tender and consent solicitation, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated.

        We have revolving credit facilities totaling $200 million that expire January 31, 2012. The revolving facilities are secured by substantially all of our working capital. Borrowing availability is generally based on 100 percent of eligible cash balances, 85 percent of eligible accounts receivable, approximately 60 percent of eligible finished goods inventory and is reduced by outstanding letters of credit. These facilities include $50 million only available for the use of Terra Nitrogen Company, L.P. (TNCLP), one of our consolidated subsidiaries. Borrowings under the revolving facilities will bear interest at a floating rate plus an applicable margin, which can be either a base rate, or, at our option, a London Interbank Offered Rate (LIBOR). At March 31, 2010, the LIBOR rate was 0.23 percent. The base rate is the highest of (1) Citibank, N.A.'s base rate (2) the federal funds effective rate, plus one-half percent (0.50 percent) per annum and (3) the base three month certificate of deposit rate, plus one-half percent (0.50 percent) per annum, plus an applicable margin in each case. LIBOR loans will bear interest at LIBOR plus an applicable margin. The applicable margins for base rate loans and LIBOR loans are 2.00 percent and 3.00 percent, respectively, at March 31, 2010. The facilities require an initial three-quarter percent (0.75 percent) commitment fee on the difference between committed amounts and amounts actually borrowed.

        At March 31, 2010, we had no outstanding revolving credit borrowings and $8.2 million in outstanding letters of credit. The $8.2 million in outstanding letters of credit reduced our borrowing availability to $191.8 million at March 31, 2010.

        In conjunction with the merger transaction with CF (see Note 18), our $150 million facility at Terra Capital, Inc. was terminated effective April 5, 2010.

        On April 2, 2010, TNCLP entered into a waiver relating to the $50 million facility at TNCLP. The waiver provides for the waiver of the "change of control" event of default that would have resulted from CF's acquisition of more than 35% of Terra Industries Inc.'s outstanding common stock. The waiver is effective through July 1, 2010. We are currently considering options to replace this facility. There can be no assurance, however, that this facility can be replaced on terms acceptable to us or at all.

        In addition, our ability to manage our exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by our ability to obtain sufficient credit terms. For additional information regarding commodity price risk, see Item 3, Quantitative and Qualitative Disclosures about Market Risk.

        Terra Industries Inc. is now a wholly-owned subsidiary of CF. Please see CF's Quarterly Report on Form 10-Q filed with the SEC for a discussion of CF's liquidity and capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to our operations result primarily from interest rates, foreign exchange rates, natural gas prices and nitrogen prices. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of Terra's Annual Report on Form 10-K for the year ended December 31, 2009 provides more information as to the types of practices and instruments used to manage risk. There were no material changes in our use of financial instruments during the quarter ended March 31, 2010.

        Natural gas is the principal raw material used to manufacture nitrogen and methanol. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Estimated North American natural gas requirements for 2010 are approximately 113 billion cubic feet (BCF). We have hedged 11% of our expected North American requirements for the next twelve months. The fair value of these instruments is estimated based, in part, on quoted market prices from brokers, realized gains or losses and our computations. These instruments and other natural gas positions fixed natural gas prices at $10.0 million (including $9.7 million included in accumulated other comprehensive loss) more than published prices for March 31, 2010 forward markets.

        As of March 31, 2010, there were no material changes outside the ordinary course of business to Terra's contractual obligations, critical accounting policies or off-balance sheet arrangements presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the period ended December 31, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        There were no significant changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        Certain statements in this report may constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

        Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. Forward looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks, uncertainties and assumptions include, among others, statements relating to:

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

  •
  other risks detailed in the section entitled "Risk Factors" in our 2009 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

        Additional information as to these factors can be found in our 2009 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Purported shareholders of Terra commenced putative class actions against Terra and its directors in the Circuit Court for Baltimore City, Maryland. The Maryland court consolidated these into a single action, In re Terra Industries Inc. Shareholder Litigation. On March 30, 2010, the plaintiffs filed a consolidated putative class action complaint, as well as a motion for partial summary judgment as to liability. The consolidated complaint generally alleges that the director defendants breached their fiduciary duties by, among other things, approving the merger agreement with Yara International ASA (Yara) without engaging in adequate process to determine that such agreement was the best available transaction. The complaint seeks monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf in conjunction with the termination by Terra of the Yara merger agreement. The defendants filed a motion to dismiss or, in the alternative, for summary judgment, as well as an opposition to the plaintiff's motion for partial summary judgment. The defendents believe the lawsuit is without merit and intend to defend against it vigorously.

        Purported Terra shareholders filed a second putative shareholder class action, also captioned In re Terra Industries Inc. Shareholder Litigation, in the Iowa District Court for Woodbury County. The plaintiff's filed a consolidated putative class action complaint against Terra and its directors on April 14, 2010. Like the putative action in Maryland, the consolidated complaint in Iowa generally alleges that the director defendants breached their fiduciary duties by, among other things, approving the Yara merger agreement without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint seeks monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. The defendants believe the lawsuit is without merit and intend to defend against it vigorously.

ITEM 1A.    RISK FACTORS

        On April 15, 2010, we became a wholly-owned subsidiary of CF Industries Holdings, Inc. (CF) (see Note 18). Please see CF's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2010 for CF's risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    REMOVED AND RESERVED

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

  (a)
  Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated March 12, 2010, among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to Terra Industries Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010, File No. 001-08520)
Exhibit 2.2
Agreement and Plan of Merger, dated February 12, 2010, among Yara International ASA, Yukon Merger Sub, Inc. and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to Terra Industries Inc.'s Current Report on Form 8-K filed with the SEC on February 16, 2010, File No. 001-08520)
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

TERRA INDUSTRIES INC.
Date: May 7, 2010	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Vice President and a duly authorized signatory (Principal Financial Officer)